Form 10-K
period 1996-05-26
DARDEN RESTAURANTS INC
filed 1996-08-16
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

/ X / ANNUAL  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended May 26, 1996

/   / TRANSITION  REPORT  PURSUANT TO  SECTION 13  OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from to
                        Commission File Number 1-13666

                           DARDEN RESTAURANTS, INC.
            (Exact name of registrant as specified in its charter)

                 Florida                              59-3305930
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

         5900 Lake Ellenor Drive                         32809
            Orlando, Florida                          (Zip Code)
(Address of principal executive offices)

                                (407) 245-4000
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
 Title of each class                              on which registered
 Common Stock, without par value                New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


      Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $8.750 per share as reported on the New York Stock Exchange on July 22, 1996: $1,371 million.

      Number   of  shares  of   Common   Stock   outstanding   as  of  July  22,
1996:157,723,887 (excluding 2,065,213 shares held in the treasury).


                     DOCUMENTS    INCORPORATED   BY   REFERENCE    Portions   of
        Registrant's Proxy Statement dated August 2, 1996 are incorporated by reference into Part III, and portions of Registrant's
                        Annual Report to Stockholders
             are incorporated by reference into Parts I, II and IV

                                     PART I


Item 1.     BUSINESS OF DARDEN RESTAURANTS, INC.

Introduction

      Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the world's largest full-service restaurant organization.* In the United States, as of May 26, 1996, it operated 1,156 restaurants in 49 states (the exception being Alaska), including 677 Red Lobster, 471 The Olive Garden, seven The Olive Garden Cafe and one Bahama Breeze restaurants. In addition, the Company operated 68 restaurants in Canada, including 52 Red Lobster units and 16 The Olive Garden units. All of its restaurants in North America are Company-operated. In Japan, as of May 26, 1996, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 42 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

      The Company, a Florida corporation incorporated in March of 1995, is the parent company of GMRI, Inc., a Florida corporation, which owns the operating assets of the restaurants. GMRI, Inc. was originally incorporated on March 27, 1968, as Red Lobster Inns of America, Inc.

      The Company's principal executive offices are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809 (telephone number (407) 245-4000). Unless the context indicates otherwise, all references to Darden or the Company include Darden, GMRI and their subsidiaries.

Background

      The Company opened its first restaurant, a Red Lobster, in Lakeland, Florida in January of 1968. Red Lobster was founded by William B. Darden, for whom the Company is named. The Company was acquired by General Mills, Inc. ("General Mills") in 1970 and became an independent publicly held company in May of 1995 when General Mills distributed all outstanding Darden stock to General Mills stockholders (the "Distribution").

      The expansion of the Company's two largest restaurant chains has historically been steady. Red Lobster has grown from three restaurants in operation in 1970 to 729 units in North America by the end of fiscal year 1996. The Olive Garden, an internally developed concept, opened its first restaurant in December of 1982, and expanded to 471 restaurants in the United States and 16 restaurants in Canada by the end of fiscal year 1996. Additionally, at the end of fiscal year 1996, The Olive Garden operated seven cafes in food courts located in regional shopping malls within the United States.

      The China Coast concept was also internally developed and opened its first unit in February of 1990 in Orlando. In August of 1995, the Company approved the closing of all of the China Coast restaurants and recorded a pre-tax restructuring expense of $75 million ($45 million after tax or $0.28 per share) in the first quarter of fiscal year 1996 to cover associated costs. See Note 3 of Notes to Consolidated Financial Statements on page 20 and the related Management's Discussion of Results of Operations and Financial Condition on pages 12 to 13 in the Company's 1996 Annual Report to Stockholders, incorporated by reference into this report.

      The Company's newest restaurant concept is Bahama Breeze, an internally developed concept with a Caribbean theme. The Company opened its first Bahama Breeze in Orlando in February of 1996.

Strategy

      The Company is a leader in the casual-dining segment of the restaurant industry. The Company is committed to the following key strategies:

      o Developing and operating distinctive restaurant concepts, each with its own culture, operating practices, physical environment, menu and marketing approach.

*Source:  Restaurants & Institutions Magazine, July 1, 1996 edition.

      o Expanding its current portfolio of restaurant concepts, and internally developing or acquiring additional concepts which can be expanded profitably.

      o  Attracting,   developing  and  retaining  experienced   management  and
personnel committed to providing customer satisfaction and business results.

      o Achieving operating efficiencies by sharing support services and infrastructure among its restaurant concepts.

      o Maintaining consumer awareness through advertising and consumer promotions.

      The following table lists the number of restaurants by year of the Red Lobster, The Olive Garden, China Coast and Bahama Breeze concepts and total sales:

              Company-Operated Restaurants Open At Fiscal Year-End

       Red     The Olive                Bahama       Total      Total Sales
 Year  Lobster   Garden   China Coast   Breeze    Restaurants (In Millions)

 1970       6                                             6          $3.5
 1971      24                                            24           9.1
 1972      47                                            47          27.1
 1973      70                                            70          48.0
 1974      97                                            97          72.6
 1975     137                                           137         108.5
 1976     174                                           174         174.1
 1977     210                                           210         229.2
 1978     236                                           236         291.4
 1979     244                                           244         337.5
 1980     260                                           260         397.6
 1981     291                                           291         528.4
 1982     328                                           328         614.3
 1983     360         1                                 361         718.5
 1984     368         2                                 370         782.3
 1985     372         4                                 376         842.2
 1986     401        14                                 415         917.3
 1987     433        52                                 485       1,097.7
 1988     443        92                                 535       1,300.8
 1989     490       145                                 635       1,621.5
 1990     521       208          1                      730       1,927.7
 1991     568       272          1                      841       2,212.3
 1992     619       341          1                      961       2,542.0
 1993     638       400          5                    1,043       2,737.0
 1994     675       458         25                    1,158       2,963.0
 1995     715       477(a)      51                    1,243(a)    3,163.3
 1996     729       487(a)       0(b)        1        1,217(a)    3,191.8

- -----------


(a) This number does not include the seven currently operating The Olive Garden Cafes.

(b) In August 1995, the Company approved the closing of all China Coast restaurants.

Industry Overview

      In the United States, the restaurant industry generates over $201 billion in annual sales, or roughly one-third of total consumer food expenditures.* Expenditures for restaurant dining and other meals prepared away from home have increased from 25% of the food dollar in 1955 to 44% in 1996.* Over the past 20 years, restaurant sales have grown at a rate one to two percentage points faster than the growth of food-at-home.* The industry has two basic segments: fast-food or quick-service restaurants, and full-service restaurants. The industry is highly fragmented and is characterized by the presence of thousands of independent operators and small chains. While chain restaurants dominate the fast-food segment with a combined market share of 62 percent, chains account for less than 20 percent in the full-service segment.* The Company believes that capable operators of strong multi-unit concepts will continue to increase their share of the full-service restaurant market.

      Casual dining is the fastest growing segment of the full-service restaurant market, with sales increasing at a 5.5% annual compound growth rate since 1990.* Today, casual dining represents 33 percent of full-service restaurant sales, or $31 billion.* Darden is a leader in the casual-dining segment, with approximately a ten percent market share.* Management believes that casual-dining concepts will benefit from favorable demographic trends, most notably the maturing population. Forty-to-sixty-year olds are the most frequent users of casual-dining restaurants, and through this decade and the next, the population aged forty-five or older is projected to increase by approximately 34 million. In addition, "baby-boomers" (i.e., thirty-two to fifty year olds) tend to eat out more than generations before them so, as they age, their casual dining frequency may become even higher. Finally, this group includes a high proportion of two-income families, which the Company believes could increase the demand for food-away-from-home due to a combination of more discretionary income and less discretionary time.

      Restaurants face growing competition from the supermarket industry which is offering improved entrees and side dishes from the deli section. Supermarkets' renewed emphasis on such "convenient meals" may have the most impact on segments of the restaurant industry in which the meals fulfill a primarily physiological objective, such as in the "quick serve" and "midscale" segments. Casual dining offers a more significant social component with the meal, a feature that the supermarkets' "convenient meals" do not readily confer.

Restaurant Concepts

 Red Lobster

      Red Lobster is the largest chain of full-service, seafood-specialty restaurants. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the eighth consecutive year, Red Lobster was named Best Seafood Chain in America in the 1996 America's Choice In Chains national consumer survey published in the February 1, 1996 issue of Restaurants & Institutions magazine.

      Dinner entree prices range from $6.99 to $18.99, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $6.99. During fiscal year 1996, the average check per person was between $13.50 to $14.50, with alcoholic beverages accounting for approximately seven percent of sales. Red Lobster also offers a lower-priced children's menu. The Company maintains approximately 100 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas.

      Red Lobster is currently remodeling its restaurants with a distinctive wharfside look that uses weathered wood accented by nautical artifacts to create an interesting, warm and casual seaside atmosphere. Research indicates strong, positive consumer response. As of May 26, 1996, 308 restaurants have been

* Sources: United States Department of Commerce Census of Retail Trade (1995); National Restaurant Association Annual Foodservice Forecast (December, 1995); and CREST Annual Household Summary (1995).

remodeled and 115 new restaurants have been opened with the wharfside decor. Therefore, approximately 58 percent of total Red Lobster units have the wharfside look. Red Lobster plans to remodel the remaining restaurants over the next two years.

The Olive Garden

      The Olive Garden is the largest chain of casual, full-service Italian restaurants. The moderately priced menu features recipes from both northern and southern Italy. The Olive Garden provides a garden setting, decorated with brightly-colored furnishings and al fresco murals. For the seventh consecutive year, The Olive Garden was named Best Dinnerhouse Chain in America in the 1996 America's Choice In Chains national consumer survey published in the February 1, 1996 issue of Restaurants & Institutions magazine.

      Dinner entree prices range from $6.95 to $13.95, and lunch entree prices range from $4.75 to $7.95. During fiscal year 1996, the average check per person was between $10.00 and $11.00, with alcoholic beverages accounting for approximately eight percent of sales.

      The Olive Garden places importance on brand building and, as a result, is one of the largest advertisers in the full-service restaurant industry. In seven locations, the Company is testing The Olive Garden Cafe concept, which is a limited-menu cafe in food court settings of regional shopping malls, with units serviced from nearby full-size restaurants. The Company is also experimenting with new restaurant decor and additional menu improvements.

Expansion Strategy

      During fiscal year 1996, the Company opened 39 restaurants (excluding subsequently closed China Coast units and pre-existing restaurants relocated to other sites). It plans to open 14 new Red Lobster, The Olive Garden and Bahama Breeze restaurants during fiscal year 1997 (excluding relocations). The Company's openings by concept (excluding relocations) are shown below:

                                                    Actual     Projected
                                                 Fiscal 1996    Fiscal 1997



Red Lobster......................................      25          14
The Olive Garden.................................      13           6

 Bahama Breeze...................................       1           1
                                                        -           -


  Totals.........................................      39          21
                                                       ==          ==


      The Company's objective is to continue to expand its current portfolio of restaurant concepts, and to develop internally or acquire additional concepts which can be expanded. It is currently working on test concepts, including its recently opened Bahama Breeze restaurant in Orlando. The Company also regularly evaluates potential acquisition candidates as to whether they would satisfy the Company's strategic and financial objectives. At present, the Company has not identified any specific acquisitions.

      The Company plans to open 21 new restaurants in fiscal year 1997. New unit additions will occur predominantly within the Company's two principal concepts. The Company will increase its focus on improving operational execution at The Olive Garden and Red Lobster, and limit new restaurant expansion to the highest-potential sites. The specific number of openings will also depend upon a number of factors, including the Company's ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

      Darden considers location to be a critical factor in determining a restaurant's long-term success and devotes significant effort to the site selection process for new locations. Prior to entering a market, a thorough study is conducted to determine the optimal number and placement of restaurants. The Company's site selection process utilizes a variety of analytical techniques to evaluate a number of important factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility, and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. After site acquisition and receipt of permits, it typically takes 120 to 180 days to construct and open a new restaurant.

      The  following  table   illustrates   the   approximate   average  capital
investment, size and dining capacity for the fiscal year 1996 Red Lobster and The Olive Garden openings:


                                          Capital    Square  Dining Dining
                                          Investment  Feet   Seats  Tables
Red Lobster.............................  $2,155,000  6,100   198     48
The Olive Garden........................  $2,469,000  7,678   250     54


 ......The Red Lobster  figures  reflect the average of five building sizes which the Company utilizes to expand in trade areas of varying sizes. The buildings range in size from 4,100 to 9,000 square feet; dining seats range from 135 to 300; and dining tables range from 38 to 61. During fiscal year 1996, Red Lobster opened six large units with over 8,000 square feet, 11 small units with 6,000 square feet, and eight micro units with 4,100 square feet.

 ......The Olive Garden figures reflect the average of three building sizes which the Company utilizes to expand in trade areas of various sizes. The buildings range in size from 5,500 to 9,100 square feet; dining seats range from 180 to 326; and dining tables range from 38 to 60. During fiscal year 1996, The Olive Garden opened seven large units with an average of 9,100 square feet, four small units with an average of 6,281 square feet, and two micro units with an average of 5,500 square feet.

 ......The Company systematically reviews the performance of its restaurant sites to ensure that each unit meets its standards. When a unit falls below minimum standards, a thorough analysis is completed to determine the causes, and
marketing  and  operational   plans  are  implemented  to  improve  that  unit's
performance. If performance does not improve to acceptable levels, the site is evaluated for relocation, closing or conversion to one of the Company's other concepts. In fiscal year 1996, the Company permanently closed eight Red Lobster restaurants in the United States and three Red Lobster restaurants in Canada. During the same period, The Olive Garden permanently closed one restaurant in the United States and two restaurants in Canada. The Company closed all fifty-one China Coast restaurants in fiscal year 1996. Executive Officers

Restaurant Operations

 ......The Company believes that high-quality  restaurant  management is critical to its long-term success. It also believes that its leadership position,  strong
success-oriented   culture  and  various  short-term  and  long-term   incentive
programs, including stock options, help attract and retain highly-motivated restaurant managers committed to providing superior customer satisfaction and outstanding business results.

 ......The  Company's  restaurant  management  structure  varies by  concept  and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 115 hourly employees, most of whom work part-time. The Company issues detailed operations manuals covering all aspects of restaurant operations as well as food and beverage manuals which detail the preparation procedures of Company-formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with the Company's operating standards. Restaurant general managers report to directors at Red Lobster and The Olive Garden, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to ensure strict adherence to all aspects of the Company's standards.

 ......Each  concept's  vice  president  or director of training,  together  with senior operations executives, is responsible for developing and maintaining that concept's operational training programs. These efforts include a 12-to-15-week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs vary by restaurant concept but include improvement of leadership, restaurant business management and culinary skills. The Company also utilizes a highly structured training program to open new restaurants, including training teams consisting of groups of employees experienced in all aspects of restaurant operations. The opening training teams typically begin on-site training one week prior to opening and remain on location one week following the opening. They are phased out when appropriate to ensure a smooth transition to the restaurant's operating staff.

Quality Assurance

 ......The   Company's  Quality  Assurance   Department  helps  ensure  that  all
restaurants provide  high-quality food products in a clean and safe environment.
The  Company   ensures  that  all  seafood   purchased   meets  or  exceeds  its
specifications through rigorous physical evaluation and testing. Since 1976, the Company has maintained a microbiological laboratory to routinely test seafood and commodity products for quality. In addition, quality assurance managers visit each restaurant location periodically throughout the year to ensure that food is properly handled, and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. The Company uses independent third party auditors to inspect and evaluate vendors of commodity
food  products  to  ensure  that  its   suppliers   are  operating   under  good
manufacturing practices with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

Purchasing/Distribution

 ......The  Company's  ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and buys internally specified food and supplies from over 1,580 suppliers in 43 countries. To ensure the quality of all food products, suppliers are required to meet strict quality control standards in the development, harvest, catch and/or production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to ensure availability of products and stability of costs.

 ......The  Company  believes  that its  seafood  purchasing  capabilities  are a significant competitive advantage. The Company's purchasing staff routinely travels within the U.S. and internationally to source over 100 varieties of top-quality seafood at competitive prices. Red Lobster is the single largest buyer in the U.S. of many seafood products. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly when possible. It employs an agent in South America to provide timely information on local seafood market trends, identify purchasing opportunities and inspect product at the source. It also operates a procurement office in Singapore to source products directly from Asia. While the supply of
certain  seafood  species  is  volatile,   the  Company  believes  that  it  has
demonstrated the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers.
Because  of  the  relatively   rapid  turnover  of  perishable   food  products,
inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through a national distribution company. See Note 2 of Notes to the Consolidated Financial Statements on page 20 of the Company's 1996 Annual Report to Stockholders.

Advertising and Marketing

 ......The  Company  believes that it has developed  significant  advertising and marketing capabilities. The Company's size enables it to be the dominant advertiser in the full-service segment of the restaurant industry. It leverages the efficiency of national network television advertising and supplements it with local market television advertising. The Company's restaurants appeal to a broad spectrum of consumers and it uses advertising and product promotions to attract customers. The Company implements periodic promotions as appropriate to maintain and increase its sales and profits. It also relies on radio and newspaper advertising, as well as newspaper and direct mail couponing programs to attract customers. The Company has developed and consistently utilizes
sophisticated   consumer  marketing  research  techniques  to  monitor  customer satisfaction and customers' evolving expectations.

Employees

 ......At the end of fiscal year 1996, the Company employed approximately 119,123 persons: 1,052 corporate personnel; 93 seafood processing plant personnel; 5,552 restaurant management personnel; and the remainder, hourly restaurant personnel.

Of the 1,052 corporate employees, 569 were in management and 483 were administrative or office employees. The operating executives of the Company have an average of more than 16.3 years of experience with the Company. The restaurant general managers average 8.6 years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Management Information Systems

 ......The Company strives for leadership in the restaurant business in utilizing technology as a competitive advantage. Since 1975, in-store computers have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant chain. Restaurant support is provided from the corporate office, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants each night, providing timely and extensive information each morning on business activity in every location. The corporate office houses the Company's Data Center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. The Company uses internally developed
proprietary   software,   as   well  as   purchased   software,   with   proven,
non-proprietary hardware. This allows processing power in terms of hardware and software to be distributed effectively to each of its restaurant locations in the U.S. and Canada.

 ......The Company's management believes these systems have well positioned the
Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in the information systems and computing technology. A long range information systems plan is prepared and reviewed annually with all levels of management. This plan prioritizes information systems projects based upon financial, regulatory and other business advantage criteria.

Competition

 ......The  restaurant  industry is  intensely  competitive  with respect to food quality, price, service, restaurant location, concept, the attractiveness of facilities, and the effectiveness of advertising and marketing programs. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable purchasing power. The Company competes within each market with national and regional chains as well as locally-owned restaurants, not only for customers but also for management and hourly personnel and suitable real estate sites. Restaurants face growing competition from the supermarket industry, which is offering "convenient meals" in the form of improved entrees and side dishes from the deli section. The Company expects intense competition to continue in all of these areas.

Trademarks and Related Agreements

 ......The  Company  regards its Red Lobster and The Olive Garden  trademarks  as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important trademarks whenever possible and to oppose vigorously any infringement of its trademarks.

 ......The  only  restaurant  operations  outside  of  North  America  have  been historically conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, Inc., entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 42 Red Lobster restaurants in Japan as of May 26, 1996. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not expected to be material.

Seasonality

 ......The Company's sales volumes fluctuate seasonally, and are generally higher in the spring and summer months, and lower in the fall months. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Government Regulation

 ......The Company is subject to various federal,  state and local laws affecting its business. Each of the Company's restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

 ......Presently  about eight percent of restaurant  revenues are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations.

 ......The  Company is subject in certain states to "dram-shop"  statutes,  which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person causing the
injury.   The  Company  carries  liquor  liability   coverage  as  part  of  its
comprehensive general liability insurance.

 ......The  Company is also  subject to federal and state  minimum  wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. The federal minimum wage increase, which recently passed Congress and is expected to be forwarded for the President's signature, is not expected to have a material impact on Darden's continuing operations.

 ......The Company is subject to federal and state environmental regulations, but these rules have not had a material effect on the Company's operations. As reported in the Company's 1995 Annual Report on Form 10-K, the State of Michigan previously advised the Company that it was one of several "potentially responsible parties" for remedial action on an owned restaurant site in Michigan. The Michigan Department of Environmental Quality has withdrawn its earlier request for contribution from the Company toward remediation costs. Other parties are expected to bear the costs of clean-up, and any residual cost to the Company is expected to be immaterial.

 ......The  Company  continues to monitor its facilities for compliance  with the
Federal Americans With Disabilities Act ("ADA") and related state statutes in order to conform to their requirements. Under the ADA and related state laws, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons.

 ......The  Company has entered  into a Tip Rate  Alternative  Commitment  (TRAC)
agreement with the Internal Revenue Service which is expected to reduce the likelihood of any future chain-wide employer-only assessments for previously unreported tips. Without this agreement, a company may be more open to substantial employer-only FICA assessments.

Executive Officers

 ......Joe R. Lee, age 55, is currently Chief  Executive  Officer and Chairman of the Board of Darden. Mr. Lee joined Red Lobster in 1967 as a member of its founding team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, an Executive
Vice  President  in  1981,   named   Executive  Vice   President,   Finance  and
International  Restaurants  in 1991 and was  elected a Vice  Chairman of General

Mills in 1992 with responsibility for various consumer foods businesses and corporate staff functions. Mr. Lee was elected a director of General Mills in 1985. He was named as the Chief Executive Officer of Darden in December of 1994.

 ......Jeffrey  J. O'Hara,  age 48, is presently  President  and Chief  Operating
Officer and, during fiscal year 1995, served as Vice Chairman of the Board of Darden. Mr. O'Hara joined the Company in 1970 and was named Vice President of Marketing and Menu Planning for Red Lobster in 1978. He was named President of The Good Earth in 1981, Executive Vice President of Marketing and Development for Restaurants in 1984, President of Red Lobster in 1986, was elected a Senior Vice President of General Mills in 1989 and an Executive Vice President of General Mills in 1993. From 1986 to December of 1994, he was President of Red Lobster. In December of 1994, he was elected Executive Vice President, Established Restaurant Operations. He was elected to his current positions in July of 1995.

 ......Blaine  Sweatt,  age 48, is President,  New Business  Development,  and an
Executive Vice  President of Darden.  He joined General Mills in 1976 in the Red
Lobster   organization  and  was  named  Director  of  New  Restaurant   Concept
Development in 1981. Mr. Sweatt led the teams that developed the concepts for The Olive Garden, China Coast and Bahama Breeze. He was named a Vice President in 1985 and a Senior Vice President in 1994.

 ......Edward L. Blood, age 50, is Senior Vice President,  Investor Relations and
Strategic Planning. Mr. Blood joined General Mills in 1981 as Manager, Strategic Analysis. From June of 1987 to February of 1995 he was Vice President and Director of Strategic Planning and Analysis, and participated in investor relations activities. He was named to his position with the Company in February of 1995.

 ......Bradley  D. Blum,  age 42, is  President  of The Olive Garden and a Senior
Vice President of the Company. Mr. Blum joined General Mills in 1978. He was named Director of Marketing in 1984, responsible for Big G Cereals, and he became Vice President of Big G New Enterprises in 1989. In 1990, he was named Vice President of Marketing for Cereal Partners Worldwide, General Mills' joint venture with Nestle, headquartered in Switzerland. He joined the Company in 1994 as Senior Vice President of Marketing for The Olive Garden and was named President of The Olive Garden in December of 1994. He was named Senior Vice President of Darden in September of 1995.

 ......Clarence  Otis,  Jr.,  age 40, is Vice  President  and  Treasurer  for the
Company. Mr. Otis came to the Company in 1995 from Chemical Securities, Inc. in New York where he had been Managing Director and Manager of Public Finance since 1991. Prior to his work at Chemical Securities, Mr. Otis was employed by Siebert Municipal Capital Group as Managing Director and Principal.

 ......Frank E. Ruble,  age 57, is Senior Vice  President,  Personnel.  Mr. Ruble
joined General Mills in 1969. He joined Red Lobster in 1970 as Director of Employee Relations and was named Vice President of Employee Relations in 1975. He was promoted to Senior Vice President of the restaurant operations in 1986, and was promoted to his current position in December of 1994.

 ......James  D.  Smith,  age  53,  is  Senior  Vice  President,   Finance,  with
responsibility for Financial Operations, Treasury and Information Services. Mr. Smith joined General Mills in 1982 and was named Senior Vice President and Controller of the restaurant operations in 1988. He was named to his present position in December of 1994.

 ......Kirk  L.  Spresser,  age 41, is President of Red Lobster and a Senior Vice
President of the Company. Mr. Spresser joined General Mills in 1979. In 1983, he was named Marketing Director in the Minnetonka Division. He became Vice President of Marketing for General Mills Canada in 1986. He joined the Company in 1992 as President, Red Lobster Canada. He was named Executive Vice President, Marketing of Red Lobster in 1992 and named President of Red Lobster in 1994. He was named a Senior Vice President of Darden in September of 1995.

 ......Richard J. Walsh, age 44, is Senior Vice President,  Corporate  Relations,
with responsibility for all corporate communications, media, and government, public and community relations, including the Darden Foundation. Mr. Walsh joined General Mills in 1984 as Manager of Government Affairs for Red Lobster. He was named Vice President of Government Relations in 1987 and was promoted to his present position in December of 1994.

 ......Clifford  L.  Whitehill,  age 65, was named a Senior Vice President of the
Company in December of 1994. Mr. Whitehill joined General Mills in 1962 as an attorney in the Law Department. He was appointed Assistant General Counsel in 1968, elected Vice President in 1971, named General Counsel in 1975, elected Senior Vice President in 1981 and elected Secretary of General Mills in 1983. Mr. Whitehill retired from General Mills immediately prior to the Distribution, and on that date he assumed his responsibilities at Darden as Senior Vice President, General Counsel and Secretary.

Item 2......PROPERTIES

 ......As of May 26, 1996, the Company operated 1,224 restaurants,  including 729
Red Lobster, 487 The Olive Garden, seven The Olive Garden Cafe and one Bahama Breeze restaurants in the following locations:

Alabama (18)        Arizona (24)       Arkansas (10)      California (109)
Colorado (21)       Connecticut (12)   Delaware (4)       Florida (116)
Georgia (35)        Hawaii (1)         Idaho (4)          Illinois (52)
Indiana (37)        Iowa (15)          Kansas (10)        Kentucky (13)
Louisiana (12)      Maine (6)          Maryland (18)      Massachusetts (8)
Michigan (48)       Minnesota (18)     Mississippi (8)    Missouri (27)
Montana (2)         Nebraska (7)       Nevada (9)         New Hampshire (5)
New Jersey (28)     New Mexico (8)     New York (48)      North Carolina (26)
North Dakota (4)    Ohio (64)          Oklahoma (18)      Oregon (10)
Pennsylvania (50)   Rhode Island (3)   South Carolina(18) South Dakota (3)
Tennessee (27)      Texas (106)        Utah (8)           Vermont (2)
Virginia (35)       Washington (21)    West Virginia (6)  Wisconsin (21)
Wyoming (1)         Canada (68)

 ......Of the  Company's  1,224  restaurants  open on May 26,  1996,  768  were on owned sites and 456 were on leased sites. The 456 leases are classified as follows:

Land-Only Leases (Darden owns buildings and equipment)        297
Ground and Building Leases...........................          83
Space/In-Line/Other Leases...........................          76
                                                              ---

  Total..............................................         456
                                                              ===

      The Company owns its executive offices, culinary center and training facilities in Orlando, Florida. It also owns and operates a small seafood processing plant in St. Petersburg, Florida. Except in limited instances, the Company's restaurant sites and other facilities are not subject to mortgages or other encumbrances securing money borrowed by the Company.

      See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 21 and 24, respectively, of the Company's 1996 Annual Report to Stockholders.

Item 3......LEGAL PROCEEDINGS

      The Company is from time to time made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial condition or the results of its operations. See the section entitled "Government Regulation" for a discussion of various federal, state and local regulatory matters.

Item 4......SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

Item 5.     MARKET  FOR  REGISTRANT'S   COMMON  EQUITY  AND  RELATED
            STOCKHOLDER MATTERS

      The Company's common stock (no par value) has been registered and is traded on the New York Stock Exchange. As of July 22, 1996, the number of record holders of common stock was 30,964. Trading of the Company's common stock began on a "when issued" basis on May 9, 1995, at a price per share of $9.375. The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period from the Distribution to the end of fiscal year 1996.

                    Per Share Sales Price of Common Stock


- -------------------------------------------------------------------------------

               First Quarter       Second        Third Quarter      Fourth
                                   Quarter                          Quarter
                   1996             1996             1996            1996

- -------------------------------------------------------------------------------


     High          $11.50           $12.00          $13.25           $14.00
     Low            $9.75           $10.00          $10.625          $11.50


  -----------------------------------------------------------------------------


      During the first half of fiscal year 1996, the Company declared an eight cents per share annual dividend paid in two installments. The first half of the dividend (four cents per share) was paid on November 1, 1995, to stockholders of record on October 10, 1995. The second half (four cents per share) was paid on May 1, 1996, to stockholders of record on April 10, 1996.

Item 6.     SELECTED FINANCIAL INFORMATION

      The information for fiscal years 1992 through 1996, contained in the Five-Year Financial Summary on page 29 of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 12 through 13 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information on pages 15 through 29 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the sections entitled "Information Concerning Nominees" on pages 6 through 8, "Committees of the Board" on pages 4 through 5, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the Company's definitive proxy materials dated August 2, 1996, is incorporated herein by reference. Certain information regarding executive officers is contained in Part I above.

Item 11.  EXECUTIVE COMPENSATION

      The information contained in the section entitled "Board Compensation and Benefits" on page 4, "Summary Compensation Table" on pages 17 through 18, and "Option Grants in Last Fiscal Year" on pages 18 through 19 of the Company's definitive proxy materials dated August 2, 1996, is incorporated by reference. The information appearing in such proxy materials under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information contained in the sections entitled "Certain Owners of Common Stock" on page 3 and "Share Ownership of Directors and Officers" on pages 5 through 6 of the Company's definitive proxy materials dated August 2, 1996, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the section entitled "Certain Relationships and Related Transactions" on page 6 of the Company's definitive proxy materials dated August 2, 1996, is incorporated herein by reference.


                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements:

Consolidated Statements of Earnings for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994 (incorporated by reference to page 16 of the Company's 1996 Annual Report to Stockholders)

      Consolidated Balance Sheets at May 26, 1996 and May 28, 1995 (incorporated by reference to page 17 of the Company's 1996 Annual Report to Stockholders)

      Consolidated Statements of Cash Flows for the fiscal years ended May 26, 1996, May 28, 1995 and May 29, 1994 (incorporated by reference to page 18 of the Company's 1996 Annual Report to Stockholders)

      Notes to Consolidated Financial Statements (incorporated by reference to pages 19 through 28 of the Company's 1996 Annual Report to Stockholders)

      2.  Financial Statements Schedules:

      Not applicable.

      3.  Exhibits:

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

      Exhibit Number                          Title

          3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to Registrant's Registration Statement on Form 10 effective May 5, 1995)

          3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to Registrant's Registration Statement on Form 10 effective May 5, 1995)

      Exhibit Number                          Title

          4 (a)Rights  Agreement  dated  as  of  May  28,  1995  between  Darden
               Restaurants, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 10 effective May 5,
               1995)

          4 (b)Indenture   dated  as  of  January  1,   1996,   between   Darden
               Restaurants, Inc. and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Registrant's Current Report on Form 8-K filed February 9, 1996)

        *10(a) Darden  Restaurants, Inc. Stock Option and Long-Term Incentive
               Plan of 1995, as amended

        *10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to Registrant's Registration Statement on Form 10 effective May 5, 1995)

        *10(c) Darden  Restaurants, Inc. Stock Option and Long-Term Incentive
               Conversion Plan, as amended

        *10(d) Supplemental Pension Plan of Darden  Restaurants, Inc.
               (incorporated herein by reference to Exhibit 10(d)to Registrant's Registration Statement on Form 10 effective May 5,
               1995)

        *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to Registrant's Registration Statement on Form 10 effective May 5, 1995)

        *10(f) Stock Plan for Non-Employee Directors of Darden Restaurants, Inc.
               (incorporated herein by reference to Exhibit 10(f) to Registrant's Registration Statement on Form 10 effective May 5,
               1995)

        *10(g) Compensation Plan for Non-Employee Directors  of  Darden
               Restaurants, Inc. (incorporated herein by reference to Exhibit 10(g) to Registrant's Registration Statement on Form 10 effective May 5, 1995)

        *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended

         11 Statement of Determination of Common Shares and Common Share Equivalents

         12 Computation of Ratio of Consolidated Earnings to Fixed Charges (Historical and Pro Forma)

         13 Portions of 1996 Annual Report to Stockholders (incorporated by reference herein)

         21    Subsidiaries of Darden Restaurants, Inc.

         23    Independent Accountant's Consent

         24    Powers of Attorney

         27    Financial Data Schedule


- -----------

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K. During the last quarter covered by this Report, the Company filed the following report on Form 8-K:

      Current Report on Form 8-K dated May 9, 1996, filed with the Commission on May 9, 1996, announcing revised earnings expectations for the fourth quarter and for fiscal year 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: August 14, 1996                      DARDEN RESTAURANTS, INC.
                                                  By: /s/ C.L. Whitehill
                                                      C.L. Whitehill
                                                  Senior Vice President,
                                              General Counsel and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person's on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                  Title

      ____________________     Director
        H.B. Atwater, Jr.

      ____________________     Director
        John P. Birkelund


      /s/ Daniel B. Burke      Director
         Daniel B. Burke*


   /s/ Betty Southard Murphy   Director
      Betty Southard Murphy*


       /s/ Jack A. Smith       Director
          Jack A. Smith*

      /s/ Michael D. Rose      Director
         Michael D. Rose*


         /s/ Joe R. Lee        Director, Chairman of the         August 14, 1996
           Joe R. Lee          Board and Chief Executive
                               Officer (principal executive
                               officer)


      s/ Jeffrey J. O'Hara     Director, President and Chief     August 14, 1996
       Jeffrey J. O'Hara       Operating Officer


       /s/ Blaine Sweatt       Director and Executive
         Blaine Sweatt*        Vice President


       /s/ James D. Smith      Senior Vice President-Finance     August 14, 1996
         James D. Smith        (principal financial officer
                               and principal accounting
                               officer)

         *BY: C. L. Whitehill
           Attorney-In-Fact
           August 14, 1996

                                                                 EXHIBIT 10(a)

                            DARDEN RESTAURANTS, INC.
                STOCK OPTION AND LONG-TERM INCENTIVE PLAN OF 1995
                            (as amended May 23, 1996)

1.    PURPOSE OF THE PLAN

      The purpose of the Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995 (the "Plan") is to attract and retain able employees by rewarding employees of Darden Restaurants, Inc., its subsidiaries and affiliates (defined as entities in which Darden Restaurants, Inc. owns an equity interest of 25% or more) (collectively, the "Company") who are responsible for the growth and sound development of the business of the Company, and to align the interests of all employees with those of the stockholders of the Company and to compensate certain management employees of the Company by granting stock options in lieu of salary increases or other compensation or employee benefits.

2.    EFFECTIVE DATE, DURATION AND SUMMARY OF PLAN

      A. Effective Date and Duration

         This Plan shall become effective as of the effective date of the distribution of Darden Restaurants, Inc. Common Stock to the holders of General Mills, Inc. common stock. Awards may be made under the Plan until September 30, 2000.

      B. Summary of Option Provisions for Participants

         The stock option that will be awarded to employees under this Plan gives a right to an employee to purchase at a future date shares of Darden Restaurants, Inc. Common Stock at a fixed price. As an employee, you will receive an "option agreement" in your own name, which will contain the term and other conditions of the option grant. In general, each option agreement will state the number of shares of Darden Restaurants, Inc. Common Stock that you can purchase from the Company, the price at which you can purchase the shares, and the last date you can make your purchase. You will not have any taxable income when you receive the option agreement.

         The price at which you may buy the Darden Restaurants, Inc. shares will be equal to the market price of the Company shares on the New York Stock Exchange as of the day the option was awarded to you. If after the period that you must hold the option (at least three years), the price of Darden Restaurants, Inc. Common Stock has risen, you will be able to make a gain on exercising the option equal to the difference between the exercise price of the option and the market price of Darden Restaurants, Inc. shares on the date you use your option to buy shares under the terms of the option certificate. This gain will be taxable to you.

         You will never be obligated to buy shares of the Company if you do not wish to do so. After the required holding period before you can exercise the option, you can continue to hold the option certificate as an employee for up to seven years before making the decision whether or not to buy shares of the Company. Thereafter, the rights under the option will lapse and cannot then be used by the employee.

         You cannot sell or assign the option to any other person, and the specific provisions which cover your rights in the option are covered in the full text of the Plan.

3.    ADMINISTRATION OF THE PLAN

         The Plan shall be administered by the Compensation Committee (the "Committee"). The Committee shall be comprised solely of non-employee, independent members of the Board of Directors (the "Board") appointed in accordance with the Company's Articles of Incorporation. Subject to the provisions of Section 14, the Committee shall have authority to adopt rules and regulations for carrying out the purpose of the Plan, select the employees to whom Awards will be made ("Participants"), determine the number of shares to be awarded and the other terms and conditions of Awards in accordance with the Plan provisions and interpret, construe and implement the provisions of the Plan; provided that if at any time Rule 16b-3 or any successor rule ("Rule 16b-3") under the Securities Exchange Act of 1934, as amended (the "1934 Act"), so permits, without adversely affecting the ability of the Plan to comply with the conditions for exemption from Section 16 of the 1934 Act (or any successor provisions) provided by Rule 16b-3, the Committee may delegate its duties under the Plan in whole or in part, on such terms and conditions, to the Chief Executive Officer and to other senior officers of the Company; provided further, that only the Committee may select and make other decisions as to Awards to Participants who are subject to Section 16 of the 1934 Act and to other executives of the Company. The Committee (or its permitted delegate) may correct any defect or supply any omission or reconcile any inconsistency in any agreement relating to any Award under the Plan in the manner and to the extent it deems necessary. Decisions of the Committee (or its permitted delegate) shall be final, conclusive and binding upon all parties, including the Company, stockholders and Participants.

4.    COMMON STOCK SUBJECT TO THE PLAN

         The shares of common stock of the Company (without par value) ("Common Stock") to be issued upon exercise of a Stock Option, awarded as Restricted Stock, or issued upon expiration of the restricted period for Restricted Stock Units, may be made available from the authorized but unissued Common Stock, shares of Common Stock held in the Company's treasury, or Common Stock purchased by the Company on the open market or otherwise. Approval of the Plan by the sole shareholder of the Company shall constitute authorization to use such shares for the Plan.

         The Committee, in its discretion, may require as a condition to the grant of Stock Options, Restricted Stock or Restricted Stock Units (collectively, "Awards"), the deposit of Common Stock owned by the Participant receiving such grant, and the forfeiture of such Awards, if such deposit is not made or maintained during the required holding period or the applicable restricted period. Such shares of deposited Common Stock may not be otherwise sold, pledged or disposed of during the applicable holding period or restricted period. The Committee may also determine whether any shares issued upon exercise of a Stock Option shall be restricted in any manner.

         The maximum aggregate number of shares of Common Stock authorized under the Plan for which Awards may be granted under the Plan is 15,000,000. Upon the expiration, forfeiture, termination or cancellation, in whole or in part, of unexercised Stock Options, or forfeiture of Restricted Stock or Restricted Stock Units on which no dividends or dividend equivalents have been paid, the shares of Common Stock subject thereto shall again be available for Awards under the Plan.

         The number of shares subject to the Plan, the outstanding Awards and the exercise price per share of outstanding Stock Options may be appropriately adjusted by the Committee in the event that:

            (i) the number of outstanding shares of Common Stock shall be changed by reason of split-ups, spin-offs, combinations or reclassifications of shares;

            (ii) any stock  dividends  are  distributed  to the holders of
                 Common Stock;

            (iii)the  Common  Stock is  converted  into or  exchanged  for other shares as a result of any merger or consolidation (including a sale of assets) or other recapitalization, or other similar events occur which affect the value of the Common Stock; or

            (iv) whenever  the  Committee   determines   such   adjustments  are
                 appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan.

5.    ELIGIBLE PERSONS

         Only persons who are employees of the Company shall be eligible to receive Awards under the Plan ("Participants"). No Award shall be made to any member of the Committee or any other non-employee director of the Company.

6.    PURCHASE PRICE OF STOCK OPTIONS

         The purchase price for each share of Common Stock issuable under a Stock Option shall not be less than 100% of the Fair Market Value of the shares of Common Stock on the date of grant. "Fair Market Value" as used in the Plan shall equal the mean of the high and low price of the Common Stock on the New York Stock Exchange on the applicable date.

7.    STOCK OPTION TERM AND TYPE

         The term of any Stock Option as determined by the Committee shall not exceed 10 years from the date of grant and shall expire as of the close of business on the last day of the designated term, unless terminated earlier under the provisions of the Plan. All Stock Option grants under the Plan shall be non-qualified stock options governed by Section 83 of the Internal Revenue Code of 1986, as amended (the "Code") .

8.    EXERCISE OF STOCK OPTIONS

      A. Of the 15,000,000 shares of Common Stock authorized for issuance hereunder, not less than 3,000,000 shall be issued only as salary replacement Stock Options ("SRO's") in lieu of salary increases, compensation or other employee benefits. Except as provided in Sections 12 and 13, each Stock Option issued as an SRO may be exercised as determined by the Committee in its discretion.

      B. Except as provided in Sections 12 and 13 (Change of Control and Termination of Employment), each Stock Option, other than an SRO, may be exercised no sooner than three years from the date of grant and subject to the Participant's continued employment with the Company and in accordance with the terms prescribed by the Committee.

      C. The number of shares of Common Stock subject to Stock Options granted under the Plan to any single Participant shall not exceed 10% of the total number of shares of Common Stock which may be issued under this Plan.

      D. A  Participant  exercising  a Stock  Option  shall  give  notice to the
         Company of such exercise and of the number of shares elected to be purchased prior to 5:00 P.M. EST/EDT on the day of exercise, which must be a business day at the executive offices of the Company. At the time of purchase, the Participant shall tender the full purchase price of the shares purchased. Until such payment has been made and a certificate or certificates for the shares purchased has been issued in the Participant's name, the Participant shall possess no stockholder rights with respect to such shares. Payment of such purchase price shall be made to the Company, subject to any applicable rule or regulation adopted by the Committee:

            (i) in cash (including check, draft, money order or wire transfer made payable to the order of the Company);

            (ii) through the delivery of shares of Common Stock owned by the
                 Participant; or

            (iii) by a combination of (i) and (ii) above.

For  determining the amount of the payment,  Common Stock delivered  pursuant to
(ii) or (iii) shall have a value equal to the Fair Market Value of the Common Stock on the date of exercise.

9.    RESTRICTED STOCK AND RESTRICTED STOCK UNITS

         With respect to Awards of Restricted Stock and Restricted Stock Units, the Committee shall:

            (i) select Participants to whom Awards will be made, provided that Restricted Stock Units may only be awarded to those employees of the Company who are employed in a country other than the United States;

            (ii) determine the number of shares of Restricted Stock or the number of Restricted Stock Units to be awarded;

            (iii)determine the length of the restricted period, which shall be no less than one year;

            (iv) determine the purchase price, if any, to be paid by the
                 Participant for Restricted Stock or Restricted Stock Units; and

            (v)  determine any restrictions other than those set forth in this
                 Section 9.

         Any shares of Restricted Stock granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book-entry registration or issuance of stock certificates, and may be held in escrow.

         Subject to the restrictions set forth in this Section 9, each Participant who receives Restricted Stock shall have all rights as a stockholder with respect to such shares, including the right to vote the shares and receive dividends and other distributions.

         Each Participant who receives Restricted Stock Units shall be eligible to receive, at the expiration of the applicable restricted period, one share of Common Stock for each Restricted Stock Unit awarded, and the Company shall issue to and register in the name of each such Participant a certificate for that number of shares of Common Stock. Participants who receive Restricted Stock Units shall have no rights as stockholders with respect to such Restricted Stock Units until such time as share certificates for Common Stock are issued to the Participants; provided, however, that quarterly during the applicable restricted period for all Restricted Stock Units awarded hereunder, the Company shall pay to each such Participant an amount equal to the sum of all dividends and other distributions paid by the Company during the prior quarter on that equivalent number of shares of Common Stock.

         Subject to the provisions of Section 12, for awards of Restricted Stock or Restricted Stock Units which have a deposit requirement, a Participant will be eligible to vest only in those shares of Restricted Stock or Restricted Stock Units for which personally-owned shares are on deposit with the Company as of the date the Participant's employment with the Company terminates.

         The total number of shares of Common Stock issued upon vesting of Restricted Stock or Restricted Stock Units granted under the Plan shall not exceed 10% of the total number of shares of Common Stock which may be issued under this Plan, and no single Participant shall receive under the Plan Restricted Stock or Restricted Stock Units which, upon vesting, would exceed 2% of the total number of shares of Common Stock which may be issued under the Plan.

10.   NON-TRANSFERABILITY

         Except as otherwise provided in Section 9, no shares of Restricted Stock and no Restricted Stock Units shall be sold, exchanged, transferred, pledged, or otherwise disposed of during the restricted period. No Stock Options granted under this Plan shall be transferable by a Participant otherwise than (i) by the Participant's last will and testament or (ii) by the applicable laws of descent and distribution, and such Stock Options shall be exercised during the Participant's lifetime only by the Participant or his or her guardian or legal representative. Other than as set forth herein, no Award under the Plan shall be subject to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to do so shall be void.

11.   WITHHOLDING TAXES

         It shall be a condition to the obligation of the Company to deliver shares upon the exercise of a Stock Option, the vesting of Restricted Stock or Restricted Stock Units and the corresponding issuance of shares of unrestricted Common Stock, that the Participant pay to the Company cash in an amount equal to all federal, state, local and foreign withholding taxes required to be collected in respect thereof.

         Notwithstanding the foregoing, to the extent permitted by law and pursuant to such rules as the Committee may adopt, a Participant may authorize the Company to satisfy any such withholding requirement by directing the Company to withhold from any shares of Common Stock to be issued, all or a portion of such number of shares as shall be sufficient to satisfy the withholding obligation, provided that in the case of the vesting of Restricted Stock or Restricted Stock Units, the number of shares of Common Stock to be issued equals or exceeds 500.

12.   CHANGE OF CONTROL

         Each outstanding Stock Option shall become immediately and fully exercisable for a period of 6 months following the date of the following occurrences, each constituting a "Change of Control":

            (i) if any person (including a group as defined in Section 13(d)(3) of the 1934 Act) becomes, directly or indirectly, the beneficial owner of 20% or more of the shares of the Company entitled to vote for the election of directors;

            (ii) as a result of or in  connection  with any cash  tender  offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of the Company just prior to such event cease to constitute a majority of the Company's Board of Directors; or

            (iii)the stockholders of the Company approve an agreement  providing for a transaction in which the Company will cease to be an independent publicly-owned corporation or a sale or other disposition of all or substantially all of the assets of the Company occurs.

         After such 6-month period the normal option exercise provisions of the Plan shall govern. In the event a Participant is terminated as an employee of the Company within 2 years after any of the events specified in (i), (ii) or (iii), his or her outstanding Stock Options at that date of termination shall become immediately exercisable for a period of 3 months.

         With respect to Stock Option grants outstanding as of the date of any such Change of Control which require the deposit of owned Common Stock as a condition to obtaining rights: (a) said deposit requirement shall be terminated as of the date of the Change of Control and any such deposited stock shall be promptly returned to the Participant; and (b) any restrictions on the sale of shares issued in respect of any such Stock Option shall lapse.

         In the event of a Change of Control, a Participant shall vest in all shares of Restricted Stock and Restricted Stock Units, effective as of the date of such Change of Control, and any deposited shares of Common Stock shall be promptly returned to the Participant.

13.   TERMINATION OF EMPLOYMENT

      A. Termination of Employment

         If the Participant's employment by the Company terminates for any reason other than as specified herein or in subsections B, C or D, the Participant's Stock Options shall terminate 3 months after such termination and all shares of Restricted Stock and all Restricted Stock Units which are subject to restriction as of said termination date shall be forfeited by the Participant to the Company. In the event a Participant's employment with the Company is terminated for the convenience of the Company, as determined by the Committee, the Committee, in its sole discretion, may vest such Participant in all or any portion of outstanding Stock Options (which shall become exercisable) and/or shares of Restricted Stock or Restricted Stock Units awarded to such Participant, effective as of the date of such termination.

      B. Death

         If a Participant should die while employed by the Company, any Stock Option previously granted under this Plan may be exercised by the person designated in such Participant's last will and testament or, in the absence of such designation, by the Participant's estate, to the full extent that such Stock Option could have been exercised by such Participant immediately prior to death. Further, with respect to outstanding Stock Option grants which, as of the date of death, are not yet exercisable, any such option grant shall vest and become exercisable in a pro-rata amount, based on the full months of employment completed during the full vesting period of the Stock Option from the date of grant to the date of death.

         With respect to Stock Option grants which require the deposit of owned Common Stock as a condition to obtaining exercise rights, in the event a Participant should die while employed by the Company, said Stock Options may be exercised as provided in the first paragraph of this
         Section 13B, subject to the following special conditions:

            (i) any restrictions on the sale of shares issued in respect of any such Stock Option shall cease; and

            (ii) any owned Common Stock deposited by the Participant pursuant to said grant shall be promptly returned to the person designated in such Participant's last will and testament or, in the absence of such designation, to the Participant's estate, and all requirements regarding deposit by the Participant shall be terminated.

         A Participant who dies during any applicable restricted period shall vest in a proportionate number of shares of Restricted Stock or Restricted Stock Units, effective as of the date of death. Such proportionate vesting shall be pro-rata, based on the number of full months of employment completed during the restricted period prior to the date of death, as a percentage of the applicable restricted period.

      C. Retirement

         The Committee shall determine, at the time of grant, the treatment of the Stock Option upon the retirement of the Participant. Unless other terms are specified in the original Stock Option grant, if the termination of employment is due to a Participant's retirement on or after age 55 with 10 years of service with the Company, the Participant may exercise a Stock Option, subject to the original terms and conditions of the Stock Option. With respect to Stock Option grants which require the deposit of owned Common Stock as a condition to obtaining rights, any restrictions on the sale of shares issued in respect of any such Stock Option shall lapse at the date of any such retirement.

         A Participant who retires on or after the date he or she attains age 65 shall fully vest in all shares of Restricted Stock or Restricted Stock Units, effective as of the date of retirement (unless any such award specifically provides otherwise).

         A Participant who takes early retirement (after age 55, but prior to age 65) during any applicable restricted period may elect either of the following alternatives with respect to Restricted Stock or Restricted Stock Units (unless any such award specifically provides otherwise):

            (a) Leave owned shares on deposit with the Company and vest in all shares of Restricted Stock or Restricted Stock Units, effective as of the earlier of the date the Participant attains age 65 or the termination date of the applicable restricted period; or

            (b) Withdraw owned shares and vest in a proportionate number of shares of Restricted Stock or Restricted Stock Units, effective as of the date the shares on deposit are withdrawn. Such proportionate vesting shall be pro-rata, based on the number of full months of employment completed during the restricted period prior to the date of early retirement, as a percentage of the applicable restricted period.

      D. Spin-offs

         If the termination of employment is due to the cessation, transfer, or spin-off of a complete line of business of the Company, the Committee, in its sole discretion, shall determine the treatment of all outstanding Awards under the Plan.

14.   AMENDMENTS OF THE PLAN

         The Plan may be terminated, modified, or amended by the Board of Directors of the Company. The Committee may from time to time prescribe, amend and rescind rules and regulations relating to the Plan. Subject to the approval of the Board of Directors, the Committee may at any time terminate, modify, or suspend the operation of the Plan, provided that no action shall be taken by the Board of Directors or the Committee without the approval of the stockholders of the Company which would:

            (i) materially increase the number of shares which may be issued under the Plan;

            (ii) materially increase the benefits accruing to
                 Participants under the Plan; or

            (iii) materially modify the requirements as to eligibility for participating in the Plan.

         The Board of Directors shall have authority to cause the Company to take any action related to the Plan which may be required to comply with the provisions of the Securities Act of 1933, as amended, the 1934 Act, and the rules and regulations prescribed by the Securities and Exchange Commission. Any such action shall be at the expense of the Company.

         No termination, modification, suspension, or amendment of the Plan shall alter or impair the rights of any Participant pursuant to a prior Award without the consent of the Participant. There is no obligation for uniformity of treatment of Participants under the Plan.

15.   FOREIGN JURISDICTIONS

         The Committee may adopt, amend, and terminate such arrangements, not inconsistent with the intent of the Plan, as it may deem necessary or desirable to make available tax or other benefits of the laws of any foreign jurisdiction, to employees of the Company who are subject to such laws and who receive Awards under the Plan.

16.   NOTICE

         All notices to the Company regarding the Plan shall be in writing, effective as of actual receipt by the Company, and shall be sent to:

         Darden Restaurants, Inc.
         5900 Lake Ellenor Dr.
         Orlando, FL 32809
         Attn: General Counsel

Effective May 28, 1995

                                                                   EXHIBIT 10(c)

                            DARDEN RESTAURANTS, INC.
              STOCK OPTION AND LONG-TERM INCENTIVE CONVERSION PLAN
                            (as amended May 23, 1996)

1.    PURPOSE OF THE PLAN

         The purpose of the GM Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan (the "Plan") is to provide for the issuance and administration of certain awards relating to Common Stock of Darden Restaurants, Inc. (the "Company") issued to employees and officers of General Mills, Inc. ("GMI"), the Company, and other GMI Subsidiaries, in connection with the Distribution by GMI to its stockholders of all of the Common Stock of the Company.

2.    DEFINITIONS

         As used in the Plan, the following terms shall have the meanings set forth below:

         "Adjusted GMI Stock Option" shall mean a GMI Stock Option which, as a result of the Distribution, has been adjusted by the GMI Compensation Committee as to its exercise price and/or the number of shares of GMI Common Stock it covers, such adjustment to each GMI Stock Option being dependent on the number of corresponding Company Stock Options granted by the Company, if any.

         "Award" shall mean any Stock Option, Restricted Stock, Restricted Stock Unit or Performance Unit Account granted under this Plan.

         "Award Agreement" shall mean any written agreement, contract or other instrument or document evidencing any Award, which may, but need not, be executed or acknowledged by a Participant.

         "Board" shall mean the Board of Directors of the Company.

         "Bridge Grant" shall mean a GMI Stock Option granted on June 1, 1994 under the General Mills, Inc. 1990 Salary Replacement Stock Option Plan in the award known as "90-S10" in GMI's internal stock option management system.

         "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

         "Committee" shall mean a committee of the Board designated by the Board to administer the Plan and composed of not fewer than two directors, each of which directors, to the extent necessary to comply with Rule 16b-3 only, is a "disinterested person" within the meaning of Rule 16b-3. Until otherwise determined by the Board, the Committee shall be the Compensation Committee of the Board.

         "Common Stock" shall mean the common stock of the Company (without par value).

         "Company" shall mean Darden Restaurants, Inc., a Florida corporation.

         "Company Conversion Ratio" shall mean the factor where the numerator is the Per Share Company Stock Price and the denominator is the Per Share Pre-Split GMI Stock Price.

         "Distribution" shall mean the transfer by GMI of all the then outstanding Shares owned by GMI to the distribution agent for the benefit of, and ultimate distribution to, the holders of GMI common stock as of the Record Date, as described in the Information Statement.

         "Distribution Date" shall mean the effective date of the Distribution.

         "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

         "Fair Market Value" shall mean the mean of the high and low price of the Common Stock on the New York Stock Exchange on the applicable date.

         "Food Retirees" shall mean persons retiring from GMI on or prior to the Distribution Date who are not Restaurant Retirees.

         "GMI" shall mean General Mills, Inc., a Delaware corporation.

         "GMI Award" shall mean any of the GMI Stock Options, GMI Restricted Stock or Restricted Stock Units or GMI Performance Units.

         "GMI Compensation Committee" shall mean the Compensation Committee of the Board of Directors of GMI.

         "GMI Performance Unit" shall mean a performance unit granted by GMI and outstanding on the Record Date.

         "GMI Restricted Stock or Restricted Stock Unit" shall mean a share of GMI common stock or the right to receive a share of GMI common stock which is subject to certain restrictions on the last trading day on the New York Stock Exchange immediately prior to the Record Date.

         "GMI Stock Option" shall mean an option to purchase GMI common stock granted by GMI to a present or former officer or employee of GMI that is outstanding and unexercised on the Record Date.

         "Information Statement" shall mean the information statement dated May 5, 1995 distributed to GMI stockholders in connection with the transactions relating to the Distribution.

         "Participant" shall mean an individual eligible to receive a Company Award who is granted an Award under the Plan.

         "Per Share Company Stock Price" shall mean the composite volume weighted average price of the Company's Common Stock as published by Bloomberg L.P. for the period beginning on the later of (i) the second trading day on which "when issued" trading in Company Common Stock takes place on the New York Stock Exchange and (ii) the twentieth trading day prior to the Distribution Date and ending on the Distribution Date.

         "Per Share Post-Split GMI Stock Price" shall mean the composite volume weighted average price of GMI common stock trading without due bills as published by Bloomberg L.P. for the period beginning on the later of
         (i) the second trading day on which "when issued" trading in Company Common Stock takes place on the New York Stock Exchange and (ii) the twentieth trading day prior to the Distribution Date and ending on the Distribution Date.

         "Per Share Pre-Split GMI Stock Price" shall mean the composite volume weighted average price as of GMI common stock trading with due bills published by Bloomberg L.P. for the period beginning on the later of
         (i) the second trading day on which "when issued" trading in Company Common Stock takes place on the New York Stock Exchange and (ii) the twentieth trading day prior to the Distribution Date and ending on the Distribution Date.

         "PUP Account" shall mean any account established by GMI in connection with the granting of a GMI Performance Unit.

         "Person" shall mean any individual, corporation, partnership, association, joint-stock company, trust, unincorporated organization, government or political subdivision thereof or other entity.

         "Record Date" shall mean May 5, 1995.

         "Restaurant Retirees" shall mean persons retiring from the Company on or prior to the Distribution Date.

         "Restricted Stock and Restricted Stock Unit" shall mean any award of restricted stock or restricted stock units granted under Section 9 of the Plan.

         "Retiree Split Option Grant" shall have the  meaning set forth in
         Section 7(a)(iii) of the Plan.

         "Retiree Split Stock Grant" shall have the meaning set forth in Section 9(b) of the Plan.

         "Rule 16b-3" shall mean Rule 16b-3 promulgated by the SEC under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time.

         "SEC" shall mean the Securities and Exchange Commission, including the staff thereof, or any successor thereto.

         "Shares" shall mean the shares of Common Stock (without par value) of the Company and such other securities of the Company or a Subsidiary as the Committee may from time to time designate.

         "Special Grant" shall mean a GMI Stock Option granted on September 20, 1993 and September 19, 1994 under the General Mills, Inc. Stock Option and Long-Term Incentive Plan of 1993.

         "Split Grant Conversion Ratio" shall mean the factor where the numerator is the Per Share Pre-Split GMI Stock Price and the denominator is the sum of the Per Share Post-Split GMI Stock Price and the Per Share Company Stock Price.

         "Stock Option" shall mean a stock option granted under Section 7 of the Plan.

         "Subsidiary" shall mean any corporation or other entity in which the Company possesses directly or indirectly equity interests representing at least 25% of the total ordinary voting power or at least 25% of the total value of all classes of equity interests of such corporation or other entity.

3.    EFFECTIVE DATE AND DURATION

      Effective Date

         This Plan shall become effective as of the Distribution Date. Subject to paragraph 6(b), no Award shall be granted under the Plan except the Awards provided for in Sections 7, 9 and 10. Awards granted hereunder shall continue until their respective expiration dates.

4.    ADMINISTRATION OF THE PLAN

         The Plan shall be administered by the Committee. Subject to the terms of the Plan and applicable law, and in addition to other express powers and authorizations conferred on the Committee by the Plan, the Committee shall have full power and authority to interpret and administer the Plan and any instrument or agreement relating to, or Award made under, the Plan; establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Plan; and make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. The

         Committee shall have no discretion relating to the timing, price and size of Awards granted under the Plan, which shall be determined in accordance with the provisions of Sections 7, 9 and 10. Unless otherwise expressly provided in the Plan, all designations, determination, interpretations and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Committee, may be made at any time and shall be final, conclusive and binding upon all Persons, including the Company, any Subsidiary,
         any   Participant, any holder or beneficiary of any Award, any
         stockholder of the Company and any Participant. The authority of the Committee to administer, interpret, amend, alter, adjust, suspend, discontinue, or terminate, in accordance with the provisions of the Plan, any Award or to waive any conditions or rights under any Award shall extend until the expiration date of such Award.

5.    ELIGIBLE PERSONS

         Only persons employed by the Company or a Subsidiary on the Distribution Date and Food Retirees and Restaurant Retirees who, on the Distribution Date, hold an outstanding GMI Stock Option or on the Record Date have issued and outstanding in their name GMI Restricted Stock or Restricted Stock Units shall be eligible to receive Awards under the Plan. Each Participant shall be granted an Award in accordance with the provisions of the Plan.

6.    SHARES SUBJECT TO THE PLAN

            (a) Shares Available for Awards. Subject to adjustment as provided in Section 6(b):

                 (i) Calculation of Number of Shares Available.  The number of
                     Shares with respect to which Awards may be granted under the Plan shall be such number of Shares as results from the application of the award formulas set forth in Sections 7, 9 and 10. If, after the effective date of the Plan, an Award granted under the Plan expires or is exercised, forfeited, cancelled or terminated without the delivery of Shares, then the Shares covered by such Award or to which such Award relates, or the number of Shares otherwise to which Awards may be granted, to the extent of any such expiration, exercise, forfeiture, cancellation or termination, shall not thereafter be available for grants or Awards under the Plan.

                 (ii)Sources of Shares Deliverable Under Awards.  Any Shares
                     delivered pursuant to an Award may consist of authorized and unissued Shares, Shares held in the Company's treasury and Shares acquired in the open market or otherwise obtained by the Company or a Subsidiary.

            (b) Adjustments. In the event that the Committee determines that any dividend or other distribution (whether in the form of cash, Shares, Subsidiary securities, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities of the Company, issuance of warrants or other rights to purchase Shares or other securities of the Company, or other similar corporate transaction or event affects the Shares such that an adjustment is determined by the Committee to be appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then the Committee may, in its sole discretion and in such manner as it may deem equitable, adjust any or all of (i) the number and type of Shares subject to outstanding Awards, and (ii) the grantor exercise price with respect to any Award and, if deemed appropriate, make provision for a cash payment to the holder of an outstanding Award; provided, that the number of Shares subject to any Award denominated in Shares shall always be a whole number.

7.    STOCK OPTIONS

            (a) Number of Stock Options. Each holder of a GMI Stock Option who is a Company employee, a Food Retiree or a Restaurant Retiree on the Distribution Date shall receive either a Company Stock Option, an Adjusted GMI Stock Option or an election to receive either a Company Stock Option or a Company Stock Option and an Adjusted GMI Stock Option in accordance with the following:

                 (i) Active employees of the Company on the  Distribution  Date who hold GMI Stock Options, except Bridge Grants or Special Grants shall receive, in addition to an Adjusted GMI Stock Option, a Company Stock Option with an exercise price for the shares of Common Stock equal to the exercise price of the GMI Stock Option prior to the Distribution multiplied by the Company Conversion Ratio and for a number of shares of Common Stock equal to the number of shares subject to the GMI Stock Option prior to the Distribution multiplied by .33 divided by the Company Conversion Ratio.

                 (ii)Active  employees of the Company on the  Distribution Date holding Bridge Grants or Special Grants and Restaurant Retirees holding Bridge Grants shall, as to such options, receive a Company Stock Option with an exercise price for the shares of Common Stock equal to the exercise price of the GMI Stock Option prior to the Distribution multiplied by the Company Conversion Ratio and for a number of shares of Common Stock equal to the number of shares subject to the GMI Stock Option prior to the Distribution divided by the Company Conversion Ratio.

                 (iii)Restaurant Retirees holding GMI Stock Options, other than
                     Bridge Grants, shall be given, as to such GMI Stock Options, an election, prior to the Record Date, to receive either (a) a Company Stock Option as described in (ii) above or (b) a Retiree Split Option Grant. The Retiree Split Option Grant shall mean an Adjusted GMI Stock Option, as determined by the GMI Compensation Committee, plus a Company Stock Option with an exercise price for the shares of Common Stock equal to the exercise price of the GMI Stock Option prior to the Distribution multiplied by the Company Conversion Ratio and for a number of shares of Common Stock equal to the number of shares subject to the GMI Stock Option prior to the Distribution multiplied by the Split Grant Conversion Ratio.

                 (iv)Food Retirees holding GMI Stock Options shall be given an election, prior to the Record Date, either to receive a Retiree Split Option Grant as described in (iii) above or receive an Adjusted GMI Stock Option, as determined by the GMI Compensation Committee.

                 (v) Each Company Stock Option shall have the same  remaining term and other terms and conditions (whether such terms and conditions are contained in the related GMI Stock Option agreement or in the plan under which such GMI Stock Option was granted, subject that a "Change of Control" as defined in such related agreement or plan shall be amended to provide that a "beneficial owner" is an owner of 20% or more of the shares of the Company entitled to vote for the election of directors) and shall be exercisable to the same extent as the GMI Stock Option from which it was derived, with such changes and modifications as necessary to substitute the Company for GMI, as the issuer of the Stock Option.

8.    EXERCISE OF STOCK OPTIONS

         A Participant exercising a Company Stock Option shall give notice to the Company of such exercise and of the number of shares elected to be purchased prior to 5:00 P.M. EST/EDT on the day of exercise, which must be a business day at the executive offices of the Company. At the time of purchase, the Participant shall tender the full purchase price of
         the shares purchased.   Until such payment has been made and a
         certificate or certificates for the shares purchased has been issued in the Participant's name, the Participant shall possess no stockholder rights with respect to such shares. Payment of such purchase price shall be made to the Company, subject to any applicable rule or regulation adopted by the Committee:

            (i) in cash (including check, draft, money order or wire transfer made payable to the order of the Company);

            (ii) through the delivery of shares of Common Stock owned by the Participant; or

            (iii) by a combination of (i) and (ii) above.

         For determining the amount of the payment, Common Stock delivered pursuant to (ii) or (iii) shall have a value equal to the Fair Market Value of the Common Stock on the date of exercise.

9.    RESTRICTED STOCK AND RESTRICTED STOCK UNITS

            (a) Holders of unvested GMI Restricted Stock or Restricted Stock Units who are employees of the Company on the Distribution
                 Date shall have issued in their name, or in book entry form as reflected on the master stockholder record of the Company immediately following the Distribution Date, a number of shares of Company Restricted Stock or Restricted Stock Units equal to the number of shares of GMI Restricted Stock or Restricted Stock Units issued and outstanding in their name on the last trading day on the New York Stock Exchange prior to the Record Date divided by the Company Stock Conversion Ratio.

            (b) Holders of unvested GMI Restricted Stock or Restricted Stock Units and who are Restaurant Retirees shall be given a choice, prior to the Record Date, to elect to have issued in their name, or in book entry form as reflected on the master stockholder record of the Company immediately following the Distribution Date either (i) a Retiree Split Stock Grant or
                 (ii) the number of shares of Company Restricted Stock or Restricted Stock Units described in (a) above. The Retiree Split Stock Grant shall consist of GMI Restricted Stock or Restricted Stock Units, as determined by the GMI Compensation Committee, and Company Restricted Stock or Restricted Stock Units covering the number of shares which were subject to the GMI Restricted Stock or Restricted Stock Units on the last trading day on the New York Stock Exchange prior to the Record Date.

            (c) Holders of unvested GMI Restricted Stock or Restricted Stock Units who are Food Retirees shall be given a choice, prior to the Record Date, to elect to have issued in their name, or in book entry form as reflected on the master stockholder record of the Company, either (i) a Retiree Split Stock Grant described in (b) above or (ii) a modified grant of GMI Restricted Stock or Restricted Stock Units as determined by the GMI Compensation Committee.

            (d) Each share of Restricted Stock or Rstricted Stock Unit shall have the same remaining vesting period and other terms and conditions (whether such terms and conditions are contained in the related GMI Restricted Stock or Restricted Stock Unit agreement or in the plan under which such GMI Restricted Stock or Restricted Stock Unit was granted) and shall vest to the same extent and at the rate as the share of GMI Restricted Stock or Restricted Stock Unit from which it was derived, with such changes and modifications as necessary to substitute the Company for GMI as the issuer of the Restricted Stock or Restricted Stock Unit; provided, however, that as to Stock Options, Restricted Stock or Restricted Stock Units which require a deposit of Participant-owned shares as a condition to vesting, the Committee may, in its discretion, make such adjustments to the deposit requirements as it deems appropriate.

10.   PERFORMANCE UNITS

         The value on the Distribution Date of PUP Accounts shall be transferred to the Company in the proportion that the Company Stock Options, having a related PUP Account, bear to the corresponding Adjusted GMI Stock Options, if any. If no corresponding Adjusted GMI Stock Options are issued, the entire value of the PUP Account shall be transferred to the Company. Withdrawals of PUP Account amounts transferred to the Company shall reduce the outstanding Company Stock Options held by a Participant; exercises of Company Stock Options shall reduce the amount of the corresponding transferred PUP Account to the same extent as provided in the grant of the GMI Performance Unit.

11.   AMENDMENTS TO PLAN AND AWARDS

            (a) Amendments to the Plan. The Board may amend, suspend or terminate the Plan or any portion thereof at any time, provided that no amendment shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement, including for these purposes any approval requirement that is a prerequisite for exemptive relief from Section 16(b) of the Exchange Act or any successor provision thereto. Notwithstanding anything to the contrary contained herein, i) the Committee may amend the Plan in such manner as may be necessary for the Plan to conform with local rules and regulations in any jurisdiction outside the United States, and (ii) any amendment, suspension or termination made in accordance with this paragraph 11(a) that would adversely affect a Participant's rights under an Award made under the Plan may not be made without such Participant's consent and
                 (iii) no amendment to the provisions of Sections 7, 9 and 10 of the Plan relating to the amount, price and timing of Awards under the Plan may be made more often than once every six months, except to comport with the provisions of the Code or the regulations thereunder.

            (b) Amendments to Awards. The Committee may amend, modify or terminate any outstanding Award with the Participant's consent at any time prior to payment or exercise in any manner not inconsistent with the terms of the Plan, including without limitation to change the date or dates as of which an Award becomes exercisable.

            (c) Adjustment of Awards Upon the Occurrence of Certain Unusual or Nonrecurring Events. The Committee is hereby authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards in recognition of unusual or nonrecurring events (including, without limitation, the events described in paragraph 6(b) hereof) affecting the Company, or the financial statements of the Company or any Subsidiary, or of changes in applicable laws, regulations, or accounting principles, whenever the Committee determines that such adjustments are appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan.

            (d) Cancellation. Any provision of this Plan or any Award Agreement to the contrary notwithstanding, the Committee may cause any Award granted hereunder to be cancelled in consideration of a cash payment or alternative Award made to the holder of such cancelled Award. The determinations of value under this subparagraph shall be made by the Committee in its sole discretion.

12.   MISCELLANEOUS

            (a) Award Agreements. Awards hereunder may be evidenced by a writing delivered to the Participant that shall specify the terms and conditions thereof and any rules applicable thereto and that shall, in accordance with the provisions of the Plan, replicate as closely as possible the terms, conditions and other contractual attributes of the GMI Award from which the Award is derived, as in effect on the Distribution Date.

            (b) Share Certificates. All certificates for Shares or other securities delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such stop transfer orders and other restrictions as the Committee may deem advisable under the Plan or the rules, regulations, and other requirements of the SEC, any stock exchange upon which such Shares or other securities are then listed, and any applicable federal or state laws, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

            (c) No Limit on Other Compensation Arrangements. Nothing contained in the Plan shall prevent the Company from adopting or continuing in effect other compensation arrangements, which may, but need not, provide for the grant of options, stock appreciation rights and other types of Awards provided for hereunder (subject to stockholder approval of any such arrangement if approval is required), and such arrangements may be either generally applicable or applicable only in specific cases.

           (d) No Right to Employment. The grant of any Award shall not be construed as giving a Participant the right to be engaged or employed by or retained in the employ of the Company or any Subsidiary. The Company or any Subsidiary may at any time dismiss a Participant from engagement or employment, free from any liability or any claim under the Plan, unless otherwise expressly provided in the Plan or in any Award Agreement or any agreement relating to the engagement or employment of the Participant by the Company or any Subsidiary.

            (e) Governing Law. The validity, construction, and effect of the Plan, any rules and regulations relating to the Plan and any Award Agreement shall, to the extent not governed by federal law, be determined in accordance with the laws of the State of Florida.

            (f) Severability. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any Person or Award, or would disqualify the Plan or any Award under any law deemed applicable by the Committee, such provision shall be construed or deemed amended to conform to applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Committee, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, Person or Award and the remainder of the Plan and any such Award shall remain in full force and effect.

            (g)  No  Trust  or Fund  Created.  Neither the Plan nor any Award

                 shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company and a Participant or any other Person. To the extent that any Person acquires a right to receive payments from the Company pursuant to an Award, such right shall be no greater than the right of any unsecured general creditor of the Company.

            (h) No Fractional Shares. No fractional Shares shall be issued or delivered pursuant to the Plan or any Award, and the Committee shall determine, in accordance with the terms of the Plan, as applicable, whether cash, other securities or other property shall be paid or transferred in lieu of any fractional Shares or whether such fractional Shares or any rights thereto shall be cancelled, terminated, or otherwise eliminated.

            (i) Headings. Headings are given to the subsections of the Plan solely as a convenience to facilitate reference. Such headings shall not be deemed in any way material or relevant to the construction or interpretation of the Plan or any provision thereof.

13.   NON-TRANSFERABILITY

         No shares of Restricted Stock and no Restricted Stock Units shall be sold, exchanged, transferred, pledged, or otherwise disposed of during the restricted period. No Stock Options granted under this Plan shall be transferable by a Participant otherwise than (i) by the Participant's last will and testament or (ii) by the applicable laws of descent and distribution, and such Stock Options shall be exercised during the Participant's lifetime only by the Participant or his or her guardian or legal representative. Other than as set forth herein, no Award under the Plan shall be subject to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to do so shall be void.

14.   WITHHOLDING TAXES

         It shall be a condition to the obligation of the Company to deliver shares upon the exercise of a Stock Option, the vesting of Restricted Stock or Restricted Stock Units and the corresponding issuance of shares of unrestricted Common Stock, that the Participant pay to the Company cash in an amount equal to all federal, state, local and foreign withholding taxes required to be collected in respect thereof.

         Notwithstanding the foregoing, to the extent permitted by law and pursuant to such rules as the Committee may adopt, a Participant may authorize the Company to satisfy any such withholding requirement by directing the Company to withhold from any shares of Common Stock to be issued, all or a portion of such number of shares as shall be sufficient to satisfy the withholding obligation, provided that in the case of the vesting of Restricted Stock or Restricted Stock Units, the number of shares of Common Stock to be issued equals or exceeds 500.

15.   FOREIGN JURISDICTIONS

         The Committee may adopt, amend, and terminate such arrangements, not inconsistent with the intent of the Plan, as it may deem necessary or desirable to make available tax or other benefits of the laws of any foreign jurisdiction, to employees of the Company who are subject to such laws and who receive Awards under the Plan.

16.   NOTICE

      All notices to the Company regarding the Plan shall be in writing, effective as of actual receipt by the Company, and shall be sent to:

            GM Restaurants, Inc.
            5900 Lake Ellenor Dr.
            Orlando, FL 32809
            Attn:  General Counsel

Effective May 28, 1995

                                                                 EXHIBIT 10(h)

                            DARDEN RESTAURANTS, INC.
                            MANAGEMENT INCENTIVE PLAN
                            (as amended May 23, 1996)

                                     PART I

                               GENERAL PROVISIONS

A.    OBJECTIVE OF THE PLAN

         It is the intent of Darden Restaurants, Inc. (the "Company") to provide financial rewards to key executives in recognition of individual contributions to the success of the Company under the provisions of this Management Incentive Plan (the "Plan").

         Participant awards shall be based on the comparative impact of the position to the overall corporate results as measured by the position level, salary of the Participant, and the degree to which the individual is able to affect division/subsidiary, group and corporate results.

B.    ELIGIBILITY

         Any active key management employee of the Company or any of its subsidiaries, including such members of the Board and the Chairman as are actively employed by the Company or its subsidiaries, shall be eligible to participate in the Plan. Eligibility shall not carry any rights to participation nor to any fixed awards under the Plan.

         Employees on a commission basis, those who are members of any other company incentive compensation plan, except the Stock Option and Long-Term Incentive Plans of the Company, and persons acting in a consulting capacity shall not be eligible.

C.    PARTICIPATION

         As early as possible in each fiscal year (the "Plan Year"), management shall recommend from those eligible a list of proposed Participants in the Plan, and the Compensation Committee of the Board of Directors (the "Committee") thereupon shall determine and cause to be notified those who have been selected as Participants for the current Plan Year. Participants shall be those persons holding positions which most significantly affect operating results and provide the greatest opportunity to contribute to current earnings and the future success of the Company. During the year, other Participants may be added because of promotion or for other reasons warranting their inclusion, or Participants may be excluded from active participation because of demotion or other reasons warranting their exclusion.

                                     PART II

                                BASE CASH AWARDS

        The size of a Participant's base cash incentive award ("Base Cash Award") under this Plan shall be preliminarily determined by the following formula:

         (Eligible Base Salary Earnings) x (Target Incentive Percent) x
      (Individual Performance Rating) x (Corporate/Unit Composite Rating) =
                                (Base Cash Award)

A.    ELIGIBLE BASE SALARY EARNINGS

         The Eligible Base Salary Earnings is the total amount of regular base pay actually paid to a Plan Participant during the portion of the year the Participant is covered by the Plan.

B.    TARGET INCENTIVE PERCENT

         The Target Incentive Percent shall be determined by the Senior Vice President-Personnel using the following guidelines:

         The Target Incentive Percent will be determined based on job level at the time participation in the Plan commences. Persons transferred to a higher or lower job level during a Plan Year will have their Target Incentive Percent revised as of the effective date of the change in position.

C.    INDIVIDUAL PERFORMANCE RATING

         Individual performance for the Plan Year will be determined as follows:

            1. At the beginning of each Plan Year, each Participant will develop written objectives for the year which are directly related to specific job accountabilities.

            2. The individual objectives will be reviewed with each Participant's supervisor for acceptance and will become the primary basis for establishing the Individual Performance Rating for the year. For the Chief Executive Officer, such objectives will be reviewed and approved by the Committee.

            3. Near the end of each Plan Year, each Participant will submit to his or her supervisor, a Summary of Accomplishments related to individual performance during the year. Based on this information and other information related to individual performance or job accountabilities, the supervisor will assign an individual rating from the following range:

                 0.00  -   .50             Unsatisfactory Performance
                  .50  -   .90             Objectives Partially Met
                  .90  -  1.20             Objectives Met
                 1.20  -  1.40             Superior Performance
                 1.40  -  1.80             Outstanding & Exceptional Performance

D.    UNIT/CORPORATE PERFORMANCE RATING

      1. Unit Rating

         Near the end of the Plan Year, each Participant will submit to his or her supervisor, a Unit Achievement Summary, which outlines the performance of his or her respective unit during the Plan Year and relates directly to annual program, the Company's long-range plans and other key operating objectives. This Unit Achievement Summary will be used, along with other information related to unit performance, in establishing a unit rating with a range of .0 (Unsatisfactory) to 1.8 (Outstanding and Exceptional Performance) in the same manner or ratings for Individual Performance Ratings.

      2. Corporate Rating

         At the beginning of each Plan Year, the Committee shall establish a rating schedule based upon the Company's growth in Earnings Per Share (Pre-LIFO) and the Company's Return on Capital for the Plan Year. Based on this schedule, the Committee will, at the end of each Plan Year, establish a corporate rating for the year. Individual and unit ratings will be recommended by the Participant's manager and reviewed by one additional level of management. All individual and unit ratings for Plan Participants will be submitted to the Company's Incentive Committee for review and approval.

      3. Unit/Corporate Weightings

         The ratings established in 1. and 2. above shall be weighted based on job level according to the following schedule:

                                                  Corporate   Unit
                                                   Portion   Portion

                   Senior Corporate Officers        100%        0%
                   Vice Chairman                     40%       60%
                   Restaurant Concept Presidents     25%       75%
                   Restaurant Concept Officers        0%      100%
                   Corporate Staff Officers         100%        0%

E.    REVIEW AND APPROVAL OF RATINGS

         All individual and unit ratings will be determined by the Participant's manager and reviewed and approved by one additional level of management. In addition, the Incentive Committee shall review and approve all ratings prior to their submissions to the Committee.

         The final  ratings and  incentive  award  amounts shall be reviewed and
         approved  by  the  Committee   which  shall  have  full  authority  and
         discretion to set all final Base Cash Awards.


                                    PART III

                            STOCK MATCHING PROVISIONS

A.    ALTERNATIVES FOR PARTICIPATION IN STOCK MATCHING

         Subject to the provisions set forth below (the "Stock Matching Provisions"), Participants under age 55 are eligible to receive additional incentive compensation in the form of common stock of the Company ("Common Stock") contributed by the Company ("Stock Matching") under the terms of the Company's Stock Option and Long-Term Incentive Plans, and Participants age 55 or over may elect to receive all or a portion of their additional incentive compensation in the form of Stock Matching and/or an "Additional Cash Award."

            1. Participants under age 55 as of the last day of the Plan Year are eligible to participate in the Stock Matching Provisions of the Plan by depositing shares of Common Stock with a Fair Market Value equal to either 15% or 25% of their Base Cash Award, depending on job level.

            2. Participants  age 55 or over as of the last day of the Plan  Year may elect full, partial, or no participation in the Stock Matching Provisions according to the following schedule:

                          25% Match                      15% Match

                ------------------------------  -----------------------------


                  Fair Market                     Fair Market
     Level of      Value of                        Value of
      Stock      Shares to be    Additional      Shares to be    Additional
     Matching   Deposited as %   Cash Award     Deposited as %   Cash Award
   Participation of Base Cash                    of Base Cash
                     Award                           Award

   Full               25%              0%             15%            0%
   Participation      15%              6%              9%            3%

   Partial            10%              9%              6%            5%
   Participation       5%             12%              3%            7%

   No                  0%             15%              0%            9%
   Participation
   in Stock
   Matching


            3. On or before the December 31 immediately preceding the end of the
               Plan Year, Participants must notify the Company in writing of the applicable participation alternatives elected under the Stock Matching Provisions. Elections regarding Stock Matching participation are effective for the current Plan Year.

B.    PARTICIPATION IN STOCK MATCHING

            1. The Company shall notify each Participant who participates in the
               Stock Matching Provisions of the maximum number of shares of Common Stock which they are permitted to deposit under the Plan, and Participants may choose to deposit all or any portion of the number of shares so permitted to be deposited (the "Original Deposit"). Participants can make their Original Deposit at any time after they receive their Base Cash Award, but Participants must deposit such shares with the Company (the "Agent") no later than the December 1 immediately following the end of the Plan Year.

            2. Any  Participant  who dies,  retires  on or after age 65,  elects early retirement after age 55, or is permanently disabled and unable to work as determined by the Committee, either during a Plan Year or prior to the final date for depositing the Original Deposit shares for such Plan Year (December 1), shall not be eligible to participate in the Stock Matching Provisions, but instead, such Participant, or the Participant's legal representative, shall receive an Additional Cash Award for the Plan Year in an amount equal to fifteen percent (15%) or twenty-five percent (25%) of any Base Cash Award paid or payable for that Plan Year.

C.    DISTRIBUTIONS AND WITHDRAWALS

      1. Restricted Stock

         As soon as practical following the Original Deposit by a Participant, the Company shall, under the terms of the Company's Stock Option and Long Term Incentive Plans, match these shares and either deposit with the Agent for the Participant's account one share of Common Stock for each share of the Original Deposit or evidence issuance of one share of Common Stock for each share of the Original Deposit in book entry form as reflected on the master stockholder records of the Company. The Company matching shares (the "Restricted Stock") shall vest and be delivered to the Participant in accordance with the terms of the plan under which they are issued and as determined by the Committee.

      2. Temporary Withdrawal for Option Exercise

         A Participant may temporarily withdraw all or a portion of the shares on deposit for all Plan Years (other than Restricted Stock) in order to exercise Company stock options, subject to an equal number of shares of Common Stock being promptly redeposited with the Agent after such exercise.

D.    DEFINITION OF PLAN YEAR

      For stock matching purposes, the Plan Year shall be defined as the Company's fiscal year.


                                     PART IV

                  DEFERRAL OF PAYMENT OF CASH INCENTIVE AWARDS

Subject to rules adopted by the Committee, a Participant may elect to defer all or a portion of a Base Cash Award and any additional cash award received
(collectively "Cash Award") during each calendar year in accordance with the terms and conditions of the Company's FlexComp Plan.

In order to defer all or a portion of the Cash Award for a particular calendar year, a Participant must make a valid election by executing and filing a Deferral Election Form with the Company on or before the December 31 immediately preceding the end of the Plan Year.


                                     PART V

                               PLAN ADMINISTRATION

This Plan shall be effective in each fiscal year of the Company and shall be administered by the Committee and the Committee shall have full authority to interpret the Plan. Such interpretations of the Committee shall be final and binding on all parties, including the Participants, survivors of the Participant, and the Company.

The Committee shall have the authority to delegate the duties and responsibilities of administering the Plan, maintaining records, issuing such rules and regulations as it deems appropriate, and making the payments hereunder to such employees or agents of the Company as it deems proper.

The Board, or if specifically delegated, its delegate, may amend, modify or terminate the Plan at any time, provided, however, that no such amendment, modification or termination shall adversely affect any accrued benefit under the Plan to which a Participant, or the Participant's beneficiary, is entitled prior to the date of such amendment or termination, unless the Participant, or the Participant's beneficiary, becomes entitled to an amount equal to the value of such benefit under another plan, program or practice adopted by the Company. Notwithstanding the above, no amendment, modification, or termination which would affect benefits accrued under this Plan prior to such amendment, modification or termination may occur after a Change of Control without the written consent of a majority of the Participants determined as of the day before such Change of Control.


A Change of Control shall mean the occurrence of any of the following events:

            (a) any person (including a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) becoming, directly or indirectly, the beneficial owner of twenty percent (20%) or more of the shares of stock of the Company entitled to vote for the election of directors;

            (b) as a result of or in connection with any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of the Company just prior to such event shall cease to constitute a majority of the Company's Board of Directors; or

            (c) the stockholders of the Company approve an agreement providing for a transaction in which the Company will cease to be an independent publicly-owned corporation or a sale or other disposition of all or substantially all of the assets of the Company occurs.

In the event the Company shall effect one or more changes, split-ups or combinations of shares of Common Stock or one or more other like transactions, the Board or the Committee may make such adjustment, upward or downward, in the number of shares of Common Stock to be deposited by the Participants as shall appropriately reflect the effect of such transactions.

In the event the Company shall distribute shares of a subsidiary of the Company to its stockholders in a spin-off transaction, the shares of stock of the subsidiary distributed to Participants which are attributable to Restricted Stock shall be vested and delivered to the Participants subject to any specific instructions of the Committee.

Neither any benefit payable hereunder nor the right to receive any future benefit under the Plan may be anticipated, alienated, sold, transferred, assigned, pledged, encumbered, or subjected to any charge or legal process, and if any attempt is made to do so, or a person eligible for any benefits becomes bankrupt, the interest under the Plan of the person affected may be terminated by the Committee which, in its sole discretion, may cause the same to be held or applied for the benefit of one or more of the dependents of such person or make any other disposition of such benefits that it deems appropriate.

All questions pertaining to the construction, validity and effect of the Plan shall be determined in accordance with the laws of the United States and the laws of the State of Florida.

Effective as of May 28, 1995

                                                                    EXHIBIT 11

                            DARDEN RESTAURANTS, INC.
           DETERMINATION OF COMMON SHARES AND COMMON SHARE EQUIVALENTS

                                  (In Thousands)



                                                  Fiscal Year Ended
- ------------------------------------------------------------------------------
                                          May 26, 1996 May 28, 1995 May 29, 1994

- ------------------------------------------------------------------------------

Computation of Shares:

     Weighted average number of shares
     outstanding......................    158,700      158,000      159,100

     Net shares resulting from the
     assumed exercise of certain
     stock options (a)................      2,600(b)   ______       _______
                                           ------

     Total common shares and common
     share equivalents................    161,300      158,000(c)   159,100(c)
                                          =======      =======      =======



- -------------------------------------------------------------------------------


Notes to Exhibit:


(a)Common share equivalents for the fiscal year ended May 26, 1996, are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

(b)Common share equivalents for the fiscal year ended May 26, 1996 are not material. As a result, earnings per share have been computed using the weighted average number of shares outstanding of 158,700 for the year.

(c)During the fiscal years ended May 28, 1995 and May 29, 1994, the Company was not a separate, independent company, but a wholly-owned subsidiary of General Mills. As such, the numbers of shares used to compute earnings per share for the fiscal years ended May 28, 1995 and May 29, 1994 are based on the average number of General Mills' common shares outstanding during these periods and a distribution of one share of the Company's common stock for each share of General Mills' common stock outstanding.


                                                               EXHIBIT 12

                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                           (Historical and Pro Forma)


Computation of Ratio of Historical Consolidated Earnings to Fixed Charges

                                                Fiscal Year Ended

                                    ------------------------------------------
                                      May 26,  May 28, May 29,  May 30,  May 31,
                                       1996     1995    1994     1993     1992

                                            ($ Amounts in Thousands)

Consolidated Earnings from
  Operations before Restructuring
  Charges, Cumulative Effect of
  Accounting Changes and Income
  Taxes........................... $188,718 $164,446 $193,695 $191,706 $176,953
Plus Fixed Charges................   40,822   42,685   38,304   33,597   28,066
Less Capitalized Interest.........   (2,007)  (4,327)  (4,087)  (3,002)  (4,470)
                                     -------  -------  -------  -------  -------
Consolidated Earnings from
  Operations before Restructuring
  Charges, Cumulative Effect of
  Accounting Changes and Income
  Taxes Available to Cover Fixed
  Charges........................  $227,533 $202,804 $227,912 $222,301 $200,549
                                   ======== ======== ======== ======== ========

Ratio of Earnings to Fixed Charges.    5.57     4.75     5.95     6.62     7.15
                                    =======  =======   ======= =======  =======



Computation of Ratio of Pro Forma Consolidated Earnings to Fixed Charges

                                                Fiscal Year Ended

                                    ------------------------------------------
                                    May 26,  May 28, May 29,  May 30,  May 31,
                                      1996    1995    1994     1993     1992

                                            ($ Amounts in Thousands)

Pro Forma Consolidated Earnings
  from Operations before Restructuring
  Charges, Cumulative Effect of
  Accounting Changes and Income
  Taxes......................... $188,718 $159,076  $188,325 $186,336 $171,583
 Plus Fixed Charges.............   40,822   42,685    38,304   33,597   28,066

Less Capitalized Interest.......   (2,007)  (4,327)   (4,087)  (3,002)  (4,470)
                                    -------- ------------------------ -------

Pro Forma Consolidated Earnings
  from Operations before
  Restructuring Charges,
  Cumulative Effect of
  Accounting Changes and
  Income Taxes Available to
  Cover Fixed Charges........... $227,533 $197,434  $222,542 $216,931 $195,179
                                 ======== ========  ======== ======== ========
 Ratio of Earnings to
 Fixed Charges....................   5.57     4.63      5.81     6.46     6.95
                                 ======== ========  ======== ======== ========


For purposes of computing the ratio of consolidated earnings to fixed charges, earnings represent consolidated pretax earnings from continuing operations plus fixed charges (net of capitalized interest). Fixed charges represent interest (whether expensed or capitalized) and 40 percent (the percent deemed representative of the interest factor) of minimum restaurant lease payments for continuing operations.


The pro forma adjustments to the historical consolidated statements of earnings for each of the four fiscal years ended May 28, 1995 consist of (a) additional annual general and administrative expenses of $5,370 which would have been incurred by Darden as a separate publicly-held company, based on estimates by the management of Darden and General Mills, and (b) the estimated income tax benefit associated with the pro forma adjustment described in clause (a) above at an assumed combined state and federal income tax rate of 39.8%.

                                                            EXHIBIT 13

                             MANAGEMENT'S DISCUSSION
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Darden Restaurants was created as an independent publicly held company in May 1995 through the spin-off of all of General Mills' restaurant operations to its shareholders. Darden operates 1,217 Red Lobster, The Olive Garden and Bahama Breeze restaurants in the U.S. and Canada. All the restaurants are operated by the Company with no franchising.

This discussion should be read in conjunction with the business information and the Consolidated Financial Statements and related notes found elsewhere in this report. For comparison in this discussion, fiscal years prior to 1996 include a pro forma annual pretax cost adjustment of $5.37 million to reflect the estimated additional general and administrative expenses which would have been incurred by Darden as a separate publicly held company.

REVENUES
Total revenues in fiscal 1996 were $3.2 billion, a 1 percent increase from fiscal 1995 which included $71.1 million of sales from the discontinued China Coast. Total revenues increased 7 percent between fiscal 1995 and fiscal 1994. The increases in sales were attributable to the opening of new units and increases in same-store sales. Same-store sales gains were primarily due to increased sales of appetizers, beverages and desserts, and modest price increases.

COSTS AND EXPENSES
Food and beverage costs for fiscal 1996 were 33.3 percent of sales, a decline of
1.3 percentage points from fiscal 1995 and 0.9 percentage points from 1994. These favorable declines were caused by reduced food waste at The Olive Garden, modest price increases at both Red Lobster and The Olive Garden, and an improved menu mix.

Restaurant labor was slightly higher for fiscal 1996 at 29.9 percent of sales against 29.5 percent for fiscal 1995 and 29.3 percent in fiscal 1994. These increases were due to wage rate inflation, reduced same-store sales at Red Lobster and higher training costs to implement cost-saving systems at The Olive Garden.

Restaurant expenses (primarily lease expenses, new unit opening expenses, utilities and workers' compensation costs) declined in fiscal 1996 to 14.3 percent of sales compared to 14.8 percent in fiscal 1995 and 14.9 percent in fiscal 1994. These favorable decreases were due primarily to the closing of China Coast, a reduced number of new restaurant openings and an increased focus on store-level costs at The Olive Garden.

Selling,  general and  administrative  expenses for the fiscal year increased to
11.7  percent of sales  compared to a pro forma 11.1  percent in fiscal 1995 and
10.3 percent of sales in fiscal 1994. The increases were caused by higher marketing expense.

Depreciation and amortization expense of 4.2 percent of sales in fiscal 1996 was down slightly from the 4.3 percent in fiscal 1995 and was flat compared to fiscal 1994. Interest expense of 0.7 percent of sales in fiscal 1996 was flat compared to fiscal 1995 and 0.1 percentage points higher than fiscal 1994.

INCOME FROM OPERATIONS
Pretax earnings before restructuring rose by almost 19 percent in fiscal 1996 to $188.7 million, compared to the pro forma $159.1 million in fiscal 1995, and were approximately the same as the pro forma $188.3 million in fiscal 1994. The increase in fiscal 1996 was primarily a result of the decline in food and beverage costs and restaurant expenses as mentioned above.

PROVISION FOR INCOME TAXES
The effective tax rate after restructuring charges increased to 34.6 percent in fiscal 1996 compared to the pro forma 17.7 percent in fiscal 1995 and 36.4 percent in fiscal 1994. The higher effective rate in 1996, compared to 1995, was primarily attributable to higher operating earnings and a lower amount of federal income tax credits.

EARNINGS AFTER TAX AND EARNINGS PER SHARE BEFORE RESTRUCTURING Earnings after tax before restructuring charges for fiscal 1996 increased 10 percent to $119.2 million or 75 cents per share, compared with the pro forma $108.3 million or 68 cents per share earned in fiscal 1995. Pro forma net income before accounting changes was $119.9 million or 75 cents per share in fiscal 1994.

NET INCOME AND EARNINGS PER SHARE
During fiscal 1996, an after-tax restructuring charge of $44.8 million (28 cents per share) was taken in the first quarter to close all China Coast operations. The pretax restructuring charge includes approximately $60.4 million of non-cash charges primarily related to the write-down of buildings and equipment to net realizable value and approximately $14.6 million of charges to be settled in cash related to carrying costs of buildings and equipment prior to their disposal, lease buy-out provisions, employee severance and other costs. Cash required to carry out the restructuring activities will be provided by operations. (See Note 3 of Notes to Consolidated Financial Statements.) Net earnings after restructuring expenses were $74.4 million (47 cents per share) compared with the pro forma $49.2 million (31 cents per share) in fiscal 1995.

In fiscal 1995, an after-tax restructuring charge of $59.1 million (37 cents per share) was taken to position the Company for its spin-off from General Mills and to close low-performing restaurants. The pretax 1995 restructuring charge included approximately $65.4 million of non-cash asset write-downs and approximately $33.9 million of charges to be settled in cash. No restructuring charges were incurred in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
The Company intends to manage its business and its financial ratios so as to maintain an investment grade bond rating, which allows access to financing at reasonable costs. Currently, the Company's publicly issued long-term debt carries "A3" (Moody's Investor Services, Inc.), "BBB+" (Standard & Poor's Corporation) and "A-" (Duff & Phelps Corporation) ratings. Our commercial paper has ratings of "P-2" (Moody's), "A-2" (Standard & Poor's) and "D-1" (Duff & Phelps).

Darden completed its long-term capital structure in January 1996 with the issuance of $150 million of 6.375 percent notes due in 2006 and $100 million of
7.125 percent debentures due in 2016. The effective annual interest rate is 7.57 percent for the notes and 7.82 percent for the debentures, after consideration of loan costs, issuance discounts and cost to terminate an interest-rate swap that was established prior to the distribution from General Mills. The Company is also the guarantor under a $50 million variable rate loan agreement for the benefit of the Employee Stock Ownership Plan (ESOP). The ESOP loan, which is due during 2007, is included as a component of long-term debt with a related offset in stockholders' equity. Also, Darden's shelf registration statement permits issuance of an additional $250 million of unsecured debt securities.

Commercial paper is the primary source of short-term financing. Bank credit lines are maintained to ensure availability of short-term funds on an as-needed basis. In May 1996, the fee-paid credit lines were reduced from $500 million to $350 million.

The Company's adjusted debt-to-total capital ratio (which includes 6.25 times the total annual restaurant minimum rent as a component of debt and total capital) was 34 percent at May 26, 1996. The Company's fixed-charge coverage ratio, which measures the number of times each year that the Company earns enough to cover its fixed charges, amounted to 5.6 times. Based on these ratios, the Company's financial condition remains strong. The composition of the Company's capital structure is shown in the following table.

CAPITAL STRUCTURE
- -------------------------------------------------------------------------
                                                       May 26, 1996
                                                       In Millions
- -------------------------------------------------------------------------
Short-term debt                                         $   72.6
Long-term debt                                             301.2
- -------------------------------------------------------------------------
Total debt                                                 373.8
Stockholders' equity                                     1,222.6
- -------------------------------------------------------------------------
Total capital                                           $1,596.4
- -------------------------------------------------------------------------
ADJUSTMENTS TO CAPITAL
Leases-debt equivalent                                     249.2
- -------------------------------------------------------------------------
Adjusted total debt                                        623.0
- -------------------------------------------------------------------------
Adjusted total capital                                  $1,845.6
Debt-to-total capital ratio                                   23%
Adjusted debt-to-total capital ratio                          34%
- -------------------------------------------------------------------------

In September 1995, the Company declared an 8 cents per share annual dividend to be paid in two installments. In December 1995, the Company's Board approved a stock repurchase plan whereby the Company may purchase on the open market up to
6.5 million common shares to offset shares issued through employee stock option and restricted stock programs. In fiscal 1996, 1.9 million shares were purchased under this program.

The Company typically carries current liabilities in excess of current assets, because the restaurant business receives substantially immediate payment for sales, (nominal receivables), while inventories and other current liabilities normally carry longer payment terms, (usually 15 to 30 days). The seasonal variation in net working capital is typically in the $30 to $50 million range.

The Company requires capital principally for building new restaurants, replacing equipment and remodeling existing units. Capital expenditures were $214 million in fiscal 1996, down from $358 million in fiscal 1995 and $335 million in fiscal 1994 because of decisions to slow the growth in new Olive Garden units and discontinue China Coast operations. Fiscal 1996 capital expenditure and dividend requirements were financed primarily through internally generated funds. The Company generated $294 million, $274 million and $262 million in funds from operating activities during fiscal years 1996, 1995 and 1994, respectively.

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Darden Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries as of May 26, 1996, and May 28, 1995, and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 26, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darden Restaurants, Inc. and subsidiaries as of May 26, 1996, and May 28, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended May 26, 1996, in conformity with generally accepted accounting principles.



Orlando, Florida                                KPMG Peat Marwick  LLP
June 18, 1996




                          CONSOLIDATED STATEMENTS OF EARNINGS




- --------------------------------------------------------------------------------
                                                       Fiscal Year Ended
                                       -----------------------------------------
(In Thousands, Except per Share Data)  May 26, 1996  May 28, 1995* May 29, 1994*
- --------------------------------------------------------------------------------
Sales                                   $3,191,779    $3,163,289    $2,962,980
Costs and Expenses:
   Cost of sales:
   Food and beverages                    1,062,624     1,093,896     1,014,066
   Restaurant labor                        954,886       931,553       868,178
   Restaurant expenses                     455,626       470,194       442,769
- --------------------------------------------------------------------------------
      Total Cost of Sales               $2,473,136    $2,495,643    $2,325,013
Selling, General and Administive           373,920       345,827       301,146
Depreciation and Amortizat                 134,599       135,472       124,732
Interest, Net                               21,406        21,901        18,394
Restructuring                               75,000        99,302
- --------------------------------------------------------------------------------
      Total Costs and Expenses          $3,078,061    $3,098,145    $2,769,285
- --------------------------------------------------------------------------------
Earnings from Operations before Income     113,718        65,144       193,695
Taxes
Income Taxes                                39,363        12,738        70,589
- --------------------------------------------------------------------------------
Earnings from Operations                   $74,355       $52,406      $123,106
Cumulative Effect to May 31, 1993 of
 Accounting Changes                                                      3,661
- --------------------------------------------------------------------------------
Net Earnings                               $74,355       $52,406      $126,767
- --------------------------------------------------------------------------------
Earnings per Share:
   Earnings from operations                 $ 0.47        $ 0.33        $ 0.77
   Cumulative effect of accounting changes                                0.03
- --------------------------------------------------------------------------------
   Net Earnings per Share                   $ 0.47        $ 0.33        $ 0.80
- --------------------------------------------------------------------------------
Average Number of Common Shares            158,700       158,000       159,100
Outstanding
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




* The historical consolidated statements of earnings for fiscal years 1995 and 1994 reflect periods during which the Company did not operate as a separate, independent company. The table below reflects the impact of pro forma adjustments of $5,370 to record the estimated additional general and administrative expenses which would have been incurred by Darden as a separate publicly held company, and $2,138 of associated income tax benefit at an assumed effective tax rate of 39.8%.

- --------------------------------------------------------------------------------
                                              Fiscal Year Ended (Unaudited)
                                              -----------------------------
                                                Pro Forma       Pro Forma
(In Thousands, Except per Share Data)          May 28, 1995   May 29, 1994
- --------------------------------------------------------------------------------
Earnings from Operations before Income Taxes   $    59,774   $  188,325
Income Taxes                                        10,600       68,451
=========================================================-----------------------
Earnings from Operations                       $    49,174   $  119,874
=========================================================-----------------------
Earnings per Share from Operations             $      0.31   $      .75
=========================================================-----------------------


                           CONSOLIDATED BALANCE SHEETS




- --------------------------------------------------------------------------------
(In Thousands)                                      May 26, 1996   May 28, 1995
- --------------------------------------------------------------------------------
                                 ASSETS
Current Assets:
   Cash and cash equivalents                          $   30,343    $   20,134
   Receivables                                            24,772        25,330
   Inventories                                           120,725       162,968
   Net assets held for dispo                              31,762        11,448
   Prepaid expenses and other current assets              17,298        27,322
   Deferred income taxes                                  63,080        60,437
- --------------------------------------------------------------------------------
      Total Current Assets                            $  287,980    $  307,639
Land, Buildings and Equipment                          1,702,861     1,737,982
Other Assets                                              97,663        67,760
=======================================================================---------
      Total Assets                                    $2,088,504    $2,113,381
=======================================================================---------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                   $   28,196    $  166,699
   Short-term debt                                        72,600        98,000
   Current portion of long-term debt                          54           108
   Accrued payroll                                        53,677        55,398
   Accrued income taxes                                   12,522        11,950
   Other accrued taxes                                    18,921        19,596
   Other current liabilities                             159,336       165,497
- --------------------------------------------------------------------------------
      Total Current Liabilities                      $   445,306   $   517,248
Long-term Debt                                           301,151       303,752
Deferred Income Taxes                                    101,109       101,979
Other Liabilities                                         18,301        16,440
- --------------------------------------------------------------------------------
      Total Liabilities                              $   865,867   $   939,419
- --------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock and surplus, no par value.  Authorized
      500,000 shares; issued and outstanding 159,619
      and 158,178 shares, respectively               $ 1,266,212   $ 1,253,415
   Preferred stock, no par value.  Authorized 25,000
      shares; none issued and outstanding
   Retained earnings                                      61,708
   Treasury stock, 1,908 shares at cost                  (25,037)
   Cumulative foreign currency adjustment                (10,351)      (10,281)
   Unearned compensation                                 (69,895)      (69,172)
- --------------------------------------------------------------------------------
      Total Stockholders' Equity                      $1,222,637    $1,173,962
=======================================================================---------
Total Liabilities and Stockholders' Equity            $2,088,504    $2,113,381
=======================================================================---------

See accompanying notes to consolidated financial statements.



                         CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------
                                                    Fiscal Year Ended
                                        ----------------------------------------
(In Thousands)                           May 26, 1996 May 28, 1995 May 29, 1994
- --------------------------------------------------------------------------------
Cash Flows-Operating Activities
   Earnings from operations              $   74,355    $   52,406   $  123,106
   Adjustments to reconcile earnings to
   cash flow:
      Depreciation and amortization         134,599       135,472      124,732
      Amortization of unearned
      compensation and loan costs             1,929
      Change in current assets and
         liabilities                          9,722        (8,718)       2,801
      Change in other liabilities             1,861        (2,086)       5,476
      Loss on disposal of land, buildings
      and equipment                           6,076         2,572        5,615
      Deferred income taxes                  (3,513)        2,000          535
      Non-cash restructuring expenses        69,073        92,356
      Other, net                                (70)          (24)        (247)
- --------------------------------------------------------------------------------
         Net Cash Provided by Operating  $  294,032    $  273,978   $  262,018
Activities
- --------------------------------------------------------------------------------
Cash Flows-Investment Activities
   Purchases of land, buildings
     and equipment                         (213,905)     (357,904)    (335,031)
   Purchases of intangibles                  (1,200)       (1,623)        (124)
   Increase in other assets                    (733)      (21,790)      (3,818)
   Proceeds from sales of land, buildings
    and equipment (including net
      assets held for disposal)              16,338         6,604        8,505
- --------------------------------------------------------------------------------
         Net Cash Used by
         Investment Activities           $ (199,500)   $ (374,713)  $ (330,468)
- --------------------------------------------------------------------------------
Cash Flows - Financing Activities
   Proceeds from issuance of common stock     7,318
   Income tax benefit credited to equity      2,570
   Dividends paid                           (12,647)
   Purchases of treasury stock              (25,037)
   ESOP note receivable repayments            1,100
   Increase (decrease) in short-term debt   (25,400)      98,000
   Proceeds from issuance of
    long-term debt                          248,303      250,000
   Repayment of long-term debt             (251,010)        (111)         (99)
   Payment of interest-rate swap
    settlement and loan costs               (29,520)
   Increase (decrease) in advances from
    former parent company                  (244,719)      69,434

- --------------------------------------------------------------------------------
         Net Cash Provided by (Used by)
          Financing Activities           $  (84,323)  $  103,170    $   69,335
- --------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents        10,209        2,435           885
Cash and Cash Equivalents -
  Beginning of Year                          20,134       17,699        16,814
- --------------------------------------------------------------------------------
Cash and Cash Equivalents -
 End of Year                             $   30,343   $   20,134    $   17,699
- --------------------------------------------------------------------------------
Cash Flow from Changes in Current Assets
 and Liabilities
   Receivables                                  558          820        (8,992)
   Inventories                               42,243      (27,436)      (33,107)
   Net assets held for disposal              (3,088)       1,566        10,111
   Prepaid expenses and other current
    assets                                   10,024       (3,067)       (1,753)
   Accounts payable                         (38,503)       6,461        30,586
   Accrued payroll                           (1,721)       6,008         7,402
   Accrued income taxes                         572       11,950
   Other accrued taxes                         (675)      (1,297)        2,629
   Other current liabilities                    312       (3,723)       (4,075)
- --------------------------------------------------------------------------------
Change in Current Assets and Liabilities $    9,722   $   (8,718)   $    2,801
- --------------------------------------------------------------------------------
Transfer of long-term debt from former
 parent company                                       $   50,000
company
- --------------------------------------------------------------------------------
Transfer of unearned compensation from former         $  (69,172)
parent company
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data.)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Principles of Consolidation
The accompanying fiscal year 1996 consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries ("Darden" or "the Company"). The consolidated financial statements prior to fiscal year 1996 represent the former combined restaurant operations of General Mills, Inc. ("General Mills" or "former parent") in the United States and Canada that now comprise Darden. The common shares of Darden were distributed by General Mills to its stockholders as of May 28, 1995.

The consolidated financial statements prior to fiscal year 1996 include an allocation of certain general corporate expenses of General Mills which are not directly related to Darden, as well as an allocation of interest expense and income taxes that approximate the amounts Darden would have incurred on a stand-alone basis. Management believes the allocation methods used are reasonable.

Darden's fiscal year ends on the last Sunday in May. Fiscal years 1996, 1995 and 1994 each consisted of 52 weeks.

B. Land, Buildings and Equipment
All land, buildings and equipment are recorded at cost. Building components are depreciated over estimated useful lives ranging from 7 to 40 years using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 3 to 10 years also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

In fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The effect of adopting SFAS 121 on the Company's financial position and results of operations was insignificant. In accordance with SFAS 121, the Company periodically reviews restaurant sites and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such assets is based on the fair value of the asset. Restaurant sites and certain identifiable intangibles to be disposed of are reported at the lower of the carrying amount or fair value, less estimated cost to sell.

C. Inventories
Inventories are valued at the lower of cost or market value, using the "first-in, first-out" method.

D. Intangible Assets
The cost of intangible assets is amortized evenly over their estimated useful lives. Most of these costs were incurred through the purchase of leases with favorable rent terms. The Audit Committee of the Board of Directors annually reviews intangible assets. At its meeting on May 23, 1996, the Board of Directors affirmed that the remaining amounts of these assets have continuing value.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) E. Liquor Licenses The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed in the year incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses for fees in excess of nominal amounts are capitalized. If there is permanent impairment in the value of a liquor license due to market changes, the asset is written down to its net realizable value. Annual liquor license renewal fees are expensed.

F. Foreign Currency Translation
The Canadian dollar is the functional currency for the Canadian restaurant operations. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are accumulated in a cumulative foreign currency adjustment account included as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are generally included in the consolidated statements of earnings for each period.

G. Pre-Opening Costs
Capitalized   pre-opening   costs  include  the  direct  and  incremental  costs
associated with the opening of a new restaurant and are amortized over a one-year period from the restaurant opening date.

H. Advertising
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense was $239,526, $211,904 and $173,053 in fiscal years 1996, 1995 and 1994, respectively.

I. Statements of Cash Flows
For purpose of the consolidated statements of cash flows, amounts receivable from credit card companies and investments purchased with a maturity of three months or less are considered cash equivalents.

J. Earnings Per Share
Earnings per share for 1996 has been determined by dividing net earnings by the weighted average number of common shares outstanding during the year, net of common shares held in treasury. Earnings per share for 1995 and 1994 has been determined by dividing the appropriate net earnings by the weighted average number of common shares outstanding during the year, based on the average number of General Mills' common shares presumed to be outstanding during the applicable fiscal year. Common share equivalents were not material.

K. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUTING POLICIES (CONTINUED) L. Accounting for Stock Options Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. The Company will adopt this statement in fiscal 1997 by providing pro forma equivalent footnote disclosure information, and will elect to continue applying APB Opinion No. 25 to account for stock options granted to employees. Adoption of this new standard will not affect the Company's financial position, results of operations or cash flows.

M. Reclassifications
Certain reclassifications have been made in the prior years' consolidated statements of earnings and cash flows to conform with the fiscal year 1996 presentation.


NOTE 2 - ACCOUNTS RECEIVABLE
Darden contracts with a national storage and distribution company to provide services which are billed to Darden on a per-case basis. In connection with these services, certain Darden inventory items are sold to the distribution company at a predetermined price when they are shipped to the distribution company's storage facilities. These items are repurchased at the same price by Darden when the inventory is delivered to Company restaurants by the distribution company. The receivable from the distribution company was $20,083 and $23,119 at May 26, 1996, and May 28, 1995, respectively.


NOTE 3 - RESTRUCTURING EXPENSE
Darden recorded restructuring expense in 1996 related to the closing of all China Coast restaurants and in 1995 primarily related to restaurant closings in the U.S. and Canada. These expenses resulted in a reduction in net earnings of $44,849 ($0.28 per share) in 1996 and $59,085 ($0.37 per share) in 1995. All restructuring actions are expected to be substantially completed in 1997. As of May 26, 1996, approximately $5,927 and $19,185 of costs associated with the 1996 and 1995 restructurings, respectively, had been paid and charged against the restructuring liability. The restructuring liability included in other current liabilities was $37,773 and $61,213 as of May 26, 1996, and May 28, 1995, respectively.

The components of the restructuring expense are as follows:

- --------------------------------------------------------------------------
                                                 Fiscal Year
                                     -------------------------------------
                                            1996              1995
- --------------------------------------------------------------------------
Write-down of land, buildings
   and equipment to net realizable      $56,600            $65,399
value
Carrying costs of buildings and
   equipment prior to disposal              7,431              2,225
Lease buy-out provisions                    1,600             27,880
Employee severance costs                    1,169              1,687
Other                                       8,200              2,111
- --------------------------------------------------------------------------
                                          $75,000            $99,302
Less related income tax effect            (30,151)           (40,217)
- --------------------------------------------------------------------------
Restructuring expense,
   net of income taxes                    $44,849            $59,085
- --------------------------------------------------------------------------

NOTE 4 - INCOME TAXES
Darden adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) as of May 31, 1993. The adoption of SFAS 109 changed the method of accounting for income taxes from the deferred method to the asset and liability method. Deferred income taxes reflect the differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes measured using the current enacted tax rates. The cumulative effect of adoption was an increase in net earnings of approximately $6,300 ($.04 per share).

The components of earnings (loss) from operations before income taxes and the provision for income taxes thereon are as follows on the next page:


- -----------------------------------------------------------------------------

                                                 Fiscal Year
                                  -------------------------------------------
                                       1996          1995          1994
- -----------------------------------------------------------------------------
Earnings  (loss) from  operations
before income taxes:
      U.S.                         $118,506        $82,450       $205,769
      Canada                         (4,788)       (17,306)       (12,074)
- -----------------------------------------------------------------------------
Net earnings from operations
before income taxes                $113,718        $65,144       $193,695
- -----------------------------------------------------------------------------
Income taxes:
   Current:
      Federal                       $33,935        $11,848        $59,297
      State and local                 8,608          5,812         14,815
      Canada                            333         (6,922)        (4,058)
- -----------------------------------------------------------------------------
Total current                        42,876         10,738         70,054
Deferred (principally U.S.)          (3,513)         2,000            535
- -----------------------------------------------------------------------------
Total income taxes                  $39,363        $12,738        $70,589
- -----------------------------------------------------------------------------

During 1996, 1995 and 1994, Darden paid income taxes of $25,777, $31,469 and $74,270, respectively. 1995 and 1994 income taxes were paid as part of the General Mills consolidated tax returns.

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of earnings:

- -----------------------------------------------------------------------------
                                                 Fiscal Year
                                  -------------------------------------------
                                       1996           1995          1994
- -----------------------------------------------------------------------------
U.S. statutory rate                    35.0%          35.0%         35.0%
State  and  local  income  taxes,
net of federal tax benefits             4.6            4.6           4.8
Benefit of U.S. federal income         (6.8)         (21.2)         (4.5)
tax credits
Other, net                              1.8            1.2           1.1
- -----------------------------------------------------------------------------
Effective income tax rate              34.6%          19.6%         36.4%
- -----------------------------------------------------------------------------


The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

- --------------------------------------------------------------------------
                                        May 26, 1996      May 28, 1995
- --------------------------------------------------------------------------
Accrued liabilities                       $14,750            $15,807
Compensation and employee benefits         29,766             24,979
Asset disposition liabilities              27,248             23,475
Other                                       1,667              3,008
- --------------------------------------------------------------------------
Gross deferred tax assets                  73,431             67,269
- --------------------------------------------------------------------------
Buildings and equipment                   (89,368)           (90,182)
Prepaid pension asset                     (15,055)           (14,504)
Prepaid interest                           (5,424)
Other                                      (1,613)            (4,125)
- --------------------------------------------------------------------------
Gross deferred tax liabilities           (111,460)          (108,811)
- --------------------------------------------------------------------------
Net deferred tax liability               $(38,029)          $(41,542)
- --------------------------------------------------------------------------


NOTE 5 - LAND, BUILDINGS AND EQUIPMENT
The components of land, buildings and equipment are as follows:

- --------------------------------------------------------------------------
                                        May 26, 1996      May 28, 1995
- --------------------------------------------------------------------------
Land                                     $402,056           $395,198
Buildings                               1,300,025          1,279,658
Equipment                                 642,287            622,785
Construction in progress                   65,107             56,468
- --------------------------------------------------------------------------
Total land, buildings and equipment     2,409,475          2,354,109
Less accumulated depreciation            (706,614)          (616,127)
- --------------------------------------------------------------------------
Net land, buildings and equipment      $1,702,861         $1,737,982
- --------------------------------------------------------------------------


NOTE 6 - OTHER ASSETS
The components of other assets are as follows:

- --------------------------------------------------------------------------
                                        May 26, 1996      May 28, 1995
- --------------------------------------------------------------------------
Prepaid pension                           $38,702            $37,285
Prepaid interest and loan costs            29,337
Liquor licenses                            17,744             17,271
Intangible assets                           9,894              9,453
Miscellaneous                               1,986              3,751
- --------------------------------------------------------------------------
Total other assets                        $97,663            $67,760
- --------------------------------------------------------------------------


NOTE 7 - SHORT-TERM DEBT
Short-term debt at May 26, 1996, consisted of $72,600 of unsecured commercial paper borrowings with original maturities of one month or less and interest rates ranging from 5.30% to 5.53%. The Company also maintains a 364-day revolving loan agreement under which the Company can borrow up to $100,000. The loan agreement allows the Company to borrow at interest rates which vary based on the federal funds rate, the prime rate, LIBOR or acompetitively bid rate among the members of the lender consortium, at the option of the Company. The Company is required to pay a facility fee of seven basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and the annual facility fee is subject to change based on the Company's achievement of certain financial ratios and debt ratings. Advances under the loan agreement are unsecured. At May 26, 1996, no borrowings were outstanding under this agreement. At May 28, 1995, $98,000 in borrowings were outstanding under this agreement at interest rates which ranged from 6.16% to 6.24%.

NOTE 8 - LONG-TERM DEBT
The components of long-term debt are as follows:

- --------------------------------------------------------------------------
                                        May 26, 1996      May 28, 1995
- --------------------------------------------------------------------------
10-year notes and 20-year debentures
   as described below                    $250,000
Revolving loan agreement as                                $250,000
described below
ESOP loan guarantee with variable
rate of interest (4.51%  at  May  26,
1996), due December 31, 2007               50,000            50,000
Other                                       2,882             3,892
- --------------------------------------------------------------------------
Total long-term debt                      302,882            303,892
Less issuance discount                     (1,677)               (32)
- --------------------------------------------------------------------------
Total  long term debt less  issuance      301,205            303,860
discount
Less current portion                          (54)              (108)
- --------------------------------------------------------------------------
Long term  debt,  excluding  current     $301,151           $303,752
portion
- --------------------------------------------------------------------------


In January 1996, the Company issued $150,000 of 6.375% notes due in 2006 and $100,000 of 7.125% debentures due in 2016. The proceeds from the issuance were used to refinance commercial paper borrowings. Concurrent with the issuance of the notes and debentures, the Company terminated, and settled for cash, interest-rate swap agreements with notional amounts totaling $200,000 which hedged the movement of interest rates prior to the issuance of the notes and debentures. The cash paid in terminating the interest-rate swap agreements is being amortized to interest expense over the life of the notes and debentures. The effective annual interest rate is 7.57% for the notes and 7.82% for the debentures, after consideration of loan costs, issuance discounts, and interest rate swap termination costs.

The Company also maintains a revolving loan agreement expiring May 19, 2000, with a consortium of banks under which the Company can borrow up to $250,000. The terms and conditions of this loan agreement are similar to the Company's 364-day revolving loan agreement which is discussed in Note 7, except that the required facility fee is nine basis points per annum. At May 26, 1996, no borrowings were outstanding under this agreement. At May 28, 1995, $250,000 in borrowings were outstanding at interest rates which ranged from 6.16% to 6.22%.

The aggregate maturities of long-term debt for each of the five years subsequent to May 26, 1996, and thereafter are $54 in 1997, 1998 and 1999, $155 in 2000,
$206 in 2001 and $302,359 thereafter.


NOTE 9 - FINANCIAL INSTRUMENTS
The Company has participated in the financial derivatives markets to manage its exposure to interest rate fluctuations. At May 28, 1995, the Company had interest rate swaps with a notional amount of $200,000 which it used to convert variable rates on its long-term debt to fixed rates effective May 30, 1995. The Company received the one-month commercial paper interest rate and paid fixed-rate interest ranging from 7.51% to 7.89%. The interest rate swaps were settled during January 1996 at a cost to the Company of $27,670. This cost will be recognized as an adjustment to interest expense over the term of the Company's 10-year notes and 20-year debentures (see Note 8). The following methods were used in estimating fair value disclosures for significant financial instruments: Cash equivalents approximate their carrying amount due to the short duration of those items. Short-term debt approximates its carrying amount. Long-term debt is based on quoted market prices or, if market prices are not available, the present value of the underlying cash flows discounted at the Company's incremental borrowing rates. Interest rate swaps are based on the difference in the present value of variable-rate future receipts and fixed-rate future payments. The carrying amounts and fair values of the Company's significant financial instruments are as follows:


- --------------------------------------------------------------------------
                               May 26, 1996            May 28, 1995
                         -------------------------------------------------
                         -------------------------------------------------
                          Carrying       Fair      Carrying      Fair
                           Amount       Value       Amount       Value
- --------------------------------------------------------------------------
Cash and cash equivalents $ 30,343    $ 30,343     $ 20,134    $ 20,134
Short-term debt             72,600      72,600       98,000      98,000
Total long-term debt       301,205     282,810      303,860     304,235
Interest rate swaps                                             (14,313)
=========================-------------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY
The following table summarizes the changes in the components of stockholder's equity:

- --------------------------------------------------------------------------------
                     Common                     Cumulative
                     Stock                      Foreign                Total
                      and    Retained Treasury  Currency  Unearned Stockholders'
(in Thousands)       Surplus Earnings Stock     Adjustment Compensation  Equity
- --------------------------------------------------------------------------------
Balance at
 May 30, 1993      $1,221,392 $        $       $(10,027)   $         $1,211,365
  Net earnings        126,767                                           126,767
  Net advances from
   General Mills       69,434                                            69,434
  Foreign currency
   adjustment, net
   of income taxes
   of $5,399                                       (247)                   (247)

- --------------------------------------------------------------------------------
Balance at
 May 29, 1994       1,417,593                    (10,274)             1,407,319
  Net earnings         52,406                                            52,406
  Net advances to
   General Mills     (216,584)                                         (216,584)
  Foreign currency
   adjustment                                         (7)                    (7)
  Transfer of unearned
   compensation from
   General Mills                                 (69,172)               (69,172)
- --------------------------------------------------------------------------------
Balance at
 May 28, 1995      $1,253,415                   $(10,281) $(69,172)  $1,173,962
  Net earnings                  74,355                                   74,355
  Cash dividends
   declared ($0.08
   per share)                  (12,647)                                 (12,647)
 Stock option
  exercises (1,137
  shares)               7,318                                             7,318
  Issuance of
   restricted stock
   (304 shares)         2,909                               (2,909)
  Earned compensation                                        1,086        1,086
  ESOP note receivable
   repayments                                                1,100        1,100
  Income tax benefit
   credited to equity   2,570                                             2,570
  Purchases of common
   stock for treasury
   (1,908 shares)                       (25,037)                         25,037
  Foreign currency
   adjustment                                         (70)                  (70)
- --------------------------------------------------------------------------------
Balance at
 May 26, 1996      $1,266,212  $61,708 $(25,037) $(10,351)$(69,895)  $1,222,637
- --------------------------------------------------------------------------------


NOTE 11 - STOCKHOLDERS' RIGHTS PLAN
The Company has a stockholders' rights plan that entitles each holder of Company common stock to purchase one-hundredth of one share of Darden preferred stock for each common share owned at a purchase price of $62.50 per share, subject to adjustment to prevent dilution. The rights are exercisable when, and are not transferable apart from the Company's common stock until, a person or group has acquired 20% or more, or makes a tender offer for 20% or more, of the Company's common stock. If the specified percentage of the Company's common stock is then acquired, each right will entitle the holder (other than the acquiring company) to receive, upon exercise, common stock of either the Company or the acquiring company having a value equal to two times the exercise price of the right. The rights are redeemable by the Company's Board in certain circumstances and expire on May 24, 2005.

NOTE 12 - INTEREST, NET
As explained in Note 1-A, the interest expense appearing in the 1995 and 1994 consolidated statements of earnings includes an allocation of a portion of General Mills' consolidated interest expense assuming a debt-to-capital ratio of approximately 25% for Darden. Long-term rates of 8.56% and 8.5% were used to calculate interest expense on non-ESOP debt averaging $307,500 and $265,800 in fiscal years 1995 and 1994, respectively. These long-term rates approximate the prevailing cost of long-term debt for companies with financial characteristics similar to those of Darden during the fiscal periods presented. Interest expense on average ESOP debt of $67,075, $69,570 and $72,300 in fiscal years 1996, 1995 and 1994, respectively, was included in compensation expense. Capitalized interest was computed using the Company's borrowing rate for 1996 and General Mills' borrowing rate for 1995 and 1994. The Company paid $14,657 for interest in fiscal 1996.

The components of interest, net are as follows:

- -----------------------------------------------------------------------------
                                                 Fiscal Year
                                  -------------------------------------------
                                       1996          1995          1994
- -----------------------------------------------------------------------------
Interest expense                    $24,875        $26,331       $22,593
Capitalized interest                 (2,007)        (4,327)       (4,087)
Interest income                      (1,462)          (103)         (112)
- -----------------------------------------------------------------------------
Interest, net                       $21,406        $21,901       $18,394
- -----------------------------------------------------------------------------


NOTE 13 - LEASES
An analysis of rent by property leased (all of which are accounted for as operating leases) is as follows:

- -----------------------------------------------------------------------------
                                                 Fiscal Year
                                  -------------------------------------------
                                       1996          1995          1994
- -----------------------------------------------------------------------------
Restaurant minimum rent             $39,867        $41,489       $39,277
Restaurant percentage rent            1,713          1,911         1,916
Restaurant rent averaging expense      (275)         1,567         1,771
Transportation equipment              2,103          1,505         1,389
Office equipment                        956            730           713
Office space                            331            260           251
Warehouse space                         207            180           171
- -----------------------------------------------------------------------------
Total rent expense                  $44,902        $47,642       $45,488
- -----------------------------------------------------------------------------


Minimum rental obligations are accounted for on a straight-line basis over the term of the lease. Some leases require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The annual non-cancellable future lease commitments for each of the five years subsequent to May 26, 1996 and thereafter are $44,640 in 1997, $44,079 in 1998, $42,192 in 1999, $39,041 in
2000, $35,323 in 2001 and $174,785 thereafter, for a cumulative total of $380,060.

NOTE 14 - RETIREMENT PLANS
The Company has a defined benefit plan covering most salaried employees and a group of hourly employees with a frozen level of benefits. Benefits for salaried employees are based on length of service and final average compensation. The hourly plan provides a monthly amount for each year of credited service. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities, corporate obligations and U.S. government securities.

Components of net pension expense (income) are as follows:

- -----------------------------------------------------------------------------
                                                 Fiscal Year
                                  -------------------------------------------
                                       1996          1995          1994
- -----------------------------------------------------------------------------
Service cost-benefits earned         $2,427         $2,725        $4,298
Interest cost on projected
 benefit obligation                   3,806          3,924         4,005
Actual return on plan assets        (16,965)        (8,564)       (1,834)
Net amortization and deferral         9,316            981        (2,305)
- -----------------------------------------------------------------------------
Net pension expense (income)        $(1,416)         $(934)       $4,164
- -----------------------------------------------------------------------------

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 7.75% and 6.0% in 1996, 8.0% and 5.9% in 1995, and 8.8% and 6.4% in 1994, respectively. The expected long-term rate of return on plan assets was 10.4%.

The funded status of the plan and the amount recognized on the consolidated balance sheets is as follows:

- --------------------------------------------------------------------------
                               May 26, 1996            May 28, 1995
- --------------------------------------------------------------------------
                           Assets    Accumulated    Assets    Accumulated
                           Exceed      Benefits     Exceed     Benefits
                         Accumulated    Exceed    Accumulated   Exceed
                          Benefits      Assets     Benefits     Assets
- --------------------------------------------------------------------------
Actuarial present value
 of benefit obligations:
   Vested benefits         $49,053     $ 1,856      $41,826     $ 1,770
   Non-vested benefits       4,571                    4,277
- --------------------------------------------------------------------------
Accumulated benefit
 obligations                53,624       1,856       46,103       1,770
- --------------------------------------------------------------------------
Projected benefit
 obligation                 60,964       1,856       52,128       1,770
Plan assets at fair
 value                      81,786                   73,629
- --------------------------------------------------------------------------
Plan assets in excess
 of (less than) the
 projected benefit
 obligation               20,822      (1,856)      21,501      (1,770)

Unrecognized net loss     21,730                   20,278
Unrecognized transition   (3,850)                  (4,494)
asset
- --------------------------------------------------------------------------
Prepaid (accrued)
 pension cost             $38,702    $(1,856)     $37,285     $(1,770)
- --------------------------------------------------------------------------

The Company has a defined contribution plan covering most employees age 21 and older with at least one year of service. Employees classified as "highly compensated" under the Internal Revenue Code are ineligible to participate. The Company matches participant contributions up to 6% of compensation on the basis of $0.50 for each dollar contributed by the participant. The plan had net assets of $160,291 at May 26, 1996, and $142,916 at May 28, 1995. Expense recognized in 1996, 1995 and 1994 was $2,505, $1,562, and $1,290, respectively.

The defined contribution plan includes an Employee Stock Ownership Plan (ESOP). This ESOP borrowed $50,000 from third parties guaranteed by the Company and borrowed $25,000 from the Company at a variable interest rate. Compensation expense is recognized as contributions are accrued. Contributions to the plan, plus the dividends accumulated on the common stock held by the ESOP, are used to pay principal, interest and expenses of the plan. As loan payments are made, common stock is allocated to ESOP participants. In 1996, 1995, and 1994, the ESOP incurred interest expense of $3,431, $3,318, and $2,244 respectively, and used dividends received of $1,735, $2,884, and $3,477 and contributions received from the Company of $2,397, $2,098, and $2,580, respectively, to pay principal and interest on its debt.

Company shares owned by the ESOP are included in average common shares outstanding for purposes of calculating earnings per share. The ESOP's third party debt is described in Note 8. At May 26, 1996, the ESOP's debt to the Company had a balance of $16,900 with a variable rate of interest of 5.61%. The principal balance is due to be repaid in December 2014. The number of Company common shares within the ESOP at May 26, 1996, approximates 10,621,000 representing 8,675,000 unreleased shares, 9,000 shares committed to be released and 1,937,000 shares allocated to participants.

At May 26, 1996, 384,958 unreleased common shares of General Mills remained in the ESOP. It is the ESOP's intention to sell the General Mills shares in the open market, with the proceeds to be used to acquire Company common shares.

NOTE 15 - OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS The Company sponsors a plan that provides health care benefits to its salaried retirees. The plan is contributory with retiree contributions based on years of service.

Components of the postretirement health-care expense are as follows:

- -----------------------------------------------------------------------------
                                                 Fiscal Year
                                  -------------------------------------------
                                       1996           1995          1994
- -----------------------------------------------------------------------------
Service cost-benefits earned           $227           $317          $469
Interest cost on accumulated
 benefit obligation                     364            422           361
Net amortization and deferral            76             85           186
- -----------------------------------------------------------------------------
Net postretirement expense             $667           $824        $1,016
- -----------------------------------------------------------------------------

The plan is not funded. The amounts included in the consolidated balance sheets are as follows:

- --------------------------------------------------------------------------
                                        May 26, 1996      May 28, 1995
- --------------------------------------------------------------------------
Accumulated benefit obligations:
   Retirees                                $  662             $  359
   Fully eligible active employees            255                 36
   Other active employees                   3,843              5,905
- --------------------------------------------------------------------------
Accumulated benefit obligations             4,760              6,300
Plan assets at fair value                       0                  0
- --------------------------------------------------------------------------
Accumulated benefit obligations
   in excess of plan assets                 4,760              6,300
Unrecognized prior service cost              (533)              (895)
Unrecognized net loss                        (271)            (1,981)
- --------------------------------------------------------------------------
Accrued postretirement benefits            $3,956             $3,424
- --------------------------------------------------------------------------


- ------------------------------------------------------------------------
NOTE 15 - OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)
- ------------------------------------------------------------------------
The discount rates used in determining the actuarial present value of the benefit obligations were 8.75% in 1996 and 8.0% in 1995.

The health-care cost trend rate increase in the per capita charges for benefits ranged from 7.1% to 7.8% for 1997, depending on the medical service category. The rates gradually decrease from 4.6% to 5.5% for 2007 and remain at that level thereafter. If the health-care cost trend rate increased by one percentage point in each future year, the aggregate of the service and interest cost components of postretirement expense would increase for 1996 by $119, and the accumulated benefit obligation at May 26, 1996, would increase by $921.

In fiscal 1994, Darden adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect as of May 31, 1993, of changing to the accrual basis for severance and disability costs was a decrease in net earnings of approximately $2,600 ($.01 per share).


NOTE 16 - STOCK PLANS
The Darden Restaurants Stock Option and Long-Term Incentive Plan of 1995 provides for the granting of stock options to key employees at a price equal to the fair market value of the shares at the date of the grant and are for terms not exceeding 10 years. 15,000,000 shares of common stock are authorized for issuance under the plan; 3,000,000 of these shares are available solely for issuance in connection with the granting of stock options in lieu of merit salary increases or other compensation or employee benefits. Such options vest at the discretion of the Compensation Committee. The plan also allows for grants of restricted stock and restricted stock units (RSUs) for up to 10% of the shares under the plan.

No individual may receive in excess of 2% of the total number of shares authorized under the plan in restricted stock or RSUs. Restricted stock and RSUs granted under the plan vest no sooner than one year from the date of grant. No individual may receive awards covering in excess of 10 percent of the total number of shares authorized for issuance under the plan.

The Darden Restaurants Stock Plan for Non-Employee Directors provides for a one-time grant to each non-employee director of an option to purchase 12,500 shares of common stock at a price equal to the fair market value of the shares at the date of grant. The plan also provides for an annual grant of 3,000 shares of restricted stock to each non-employee director. Up to 250,000 shares of common stock may be issued under this plan. The Darden Restaurants Compensation Plan for Non-Employee Directors provides that non-employee directors may elect to receive their annual retainer and meeting fees in cash, deferred cash or shares of common stock. The common stock issuable under the plan shall have a fair market value equivalent to the value of the foregone retainer and meeting fees. 50,000 shares of common stock are available for issuance under the plan.

Option transactions, commencing as of the distribution date, are as follows:

- --------------------------------------------------------------------------
                                                        Per Share Option
                                      Number of Shares     Price Range
- --------------------------------------------------------------------------
Balance at May 28, 1995                15,199,136         $2.37 to  $12.49
Options granted                         5,599,308        $10.56 to  $13.00
Options exercised                      (1,136,998)        $2.37 to  $11.11
Options cancelled                      (1,855,253)        $3.88 to  $12.49
- --------------------------------------------------------------------------
Balance at May 26, 1996                17,806,193         $3.88 to  $13.00
- --------------------------------------------------------------------------
Options exercisable at May 26, 1996     6,177,151         $3.88 to  $12.49
- --------------------------------------------------------===========-------

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Darden makes normal trade commitments in the course of regular operations and is subject to litigation incident to the conduct of its ongoing business. In the opinion of management, there are no unusual commitments or contingencies at May 26, 1996, that would materially affect the financial position or operating results of Darden.

NOTE 18 - QUARTERLY DATA (UNAUDITED)
Summarized quarterly data for 1996 and 1995 are as follows:

- --------------------------------------------------------------------------
                                                 Fiscal 1996
                                               Quarters Ended
- --------------------------------------------------------------------------

                           Aug. 27  Nov. 26   Feb. 25   May 26    Total
                          ------------------------------------------------
Sales                     $836,021  $731,184 $795,111  $829,463  $3,191,779
Gross Profit               188,279   153,868  188,832   187,664     718,643
Earnings (Loss) before
 Interest and Taxes        (17,630)   31,448   62,029    59,277     135,124
Earnings (Loss) before
 Taxes                     (22,996)   26,000   56,497    54,217     113,718
Net Earnings (Loss)        (12,063)   16,328   35,608    34,482      74,355
Net Earnings (Loss)
 Per Share              $    (0.08) $   0.10 $   0.22  $   0.22  $     0.47
- --------------------------------------------------------------------------

- --------------------------------------------------------------------------
                                   Fiscal 1995
                                 Quarters Ended
- --------------------------------------------------------------------------
                           Aug. 28  Nov. 27   Feb. 26   May 28    Total
                          ------------------------------------------------
Sales                     $788,239  $733,355 $803,408  $838,287  $3,163,289
Gross Profit               170,771   143,144  173,729   180,002    667,646
Earnings (Loss) before
 Interest and Taxes         57,387    26,097  (22,745)   26,306     87,045
Earnings (Loss) before
 Taxes                      52,130    20,373  (28,597)   21,238     65,144
Net Earnings (Loss)         32,228    12,551  (11,340)   18,967     52,406
Net Earnings (Loss)
 Per Share                $   0.20   $  0.08 $   0.06  $   0.11   $   0.33
- --------------------------------------------------------------------------



- ------------------------------------------------------------------------
                      FIVE YEAR FINANCIAL SUMMARY
- ------------------------------------------------------------------------
          (Dollar amounts in thousands, except per share data)

- ------------------------------------------------------------------------
                                Fiscal Year Ended
                                    Pro Forma
- --------------------------------------------------------------------------------
                         May 26,     May 28,     May 29,     May 30,     May 31,
                           1996        1995        1994        1993        1992
                    ------------------------------------------------------------
OPERATING RESULTS
Sales                   $3,191,779  $3,163,289  $2,962,980 $2,737,044 $2,542,018
Costs and Expenses:
  Cost of Sales:
  Food and beverages     1,062,624   1,093,896   1,014,066    928,711    870,699
  Restaurant labor         954,886     931,553     868,178    812,118    724,032
  Restaurant expenses      455,626     470,194     442,769    406,524    388,655
- --------------------------------------------------------------------------------
Total Cost of Sales      2,473,136   2,495,643   2,325,013  2,147,353  1,983,386
- --------------------------------------------------------------------------------
Restaurant Operating
 Profit                    718,643     667,646     637,967    589,691    558,632
- --------------------------------------------------------------------------------
Selling, General and
 Administrative            373,920     351,197     306,516    272,082    276,742
Depreciation and
 Amortization              134,599     135,472     124,732    115,684     99,454
Interest, Net               21,406      21,901      18,394     15,589     10,853
- --------------------------------------------------------------------------------
Total Costs and
 Expenses                3,003,061   3,004,213   2,774,655  2,550,708  2,370,435
Expenses
- --------------------------------------------------------------------------------
Earnings before
 Restructuring
 Expenses and Income
 Taxes                     188,718     159,076     188,325    186,336    171,583
Income Taxes before
 Restructuring Expense      69,514      50,817      68,451     71,050     63,262
 ------------------------------------------------------------------------------------
Earnings from
 Operations before
 Restructuring
 Expenses and
 Accounting Changes        119,204     108,259     119,874    115,286    108,321
Cumulative Effect of
 Accounting Changes                                  3,661
Restructuring
 Expenses, Net of
 Income Taxes               44,849      59,085                 26,900
- -----------------------------------------------------------------------------------
Net Earnings            $   74,355  $   49,174  $  123,535 $   88,386 $  108,321
- ------------------------------------------------------------------------------------
Earnings per Share
 from Operations
 before Restructuring
 Expenses and
 Accounting Charges     $     0.75  $     0.68  $     0.75 $     0.71 $     0.65
Earnings per Share
 from Operations
 after Restructuring
 Expenses               $     0.47  $     0.31  $     0.78 $     0.54 $     0.65
Average Number of
 Common Shares
 Outstanding, Net of
 Shares Held in
 Treasury (in 000's)       158,700     158,000     159,100    163,100    165,700
- --------------------------------------------------------------------------------
FINANCIAL POSITION
Total Assets            $2,088,504  $2,113,381  $1,859,124 $1,611,956 $1,433,019
Land, Buildings and
 and Equipment           1,702,861   1,737,982   1,564,245  1,370,087  1,244,855
 Working Capital
 (deficit)                (157,326)   (209,609)  (152,926)  (105,339)  (102,133)
Long-term Debt             301,205     303,860    303,971
Stockholders' Equity     1,222,637   1,173,962  1,057,319
Stockholders' Equity
 per share                    7.70        7.43       6.65
- --------------------------------------------------------------------------------
OTHER STATISTICS
Cash Flow from
 Operations             $  294,032  $  273,978 $  262,018 $  237,663  $  266,441
Capital Expenditures       213,905     357,904    335,031    294,408     290,013
Dividends Paid              12,647
Dividends Paid per
 Share                        0.08
Advertising Expense     $  239,526  $  211,904  $ 173,053  $ 154,052  $  157,242
Number of Employees        119,100     124,700    115,200    102,600      90,100
Number of Restaurants        1,217       1,243      1,158      1,043         961
Stock Price:
  High                  $    14.00 $    10.875
  Low                         9.875      9.375
  Close                      11.75      10.875
- --------------------------------------------------------------------------------


                                                              EXHIBIT 21


                SUBSIDIARIES OF DARDEN RESTAURANTS, INC.


As of May 26, 1996, the Registrant had one "significant subsidiary", as defined in Regulation S-X, Rule 1-02(w), identified as follows:

      GMRI, Inc., a Florida corporation, doing business as Red Lobster, The Olive Garden and Bahama Breeze.

In order to comply with certain state laws, the Registrant, either directly or indirectly through GMRI, Inc., had 58 other subsidiaries as of May 26, 1996. If considered in the aggregate as a single subsidiary as of May 26, 1996, the 58 other subsidiaries would not constitute a "significant subsidiary" as defined in Regulation S-X, Rule 1-02(w).

                                                              EXHIBIT 23

                    INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
Darden Restaurants, Inc.:

      We consent to incorporation by reference in the Registration Statement (No. 33-93854) on Form S-3 and Registration Statements (Nos. 33-92702 and 33-92704) on Form S-8 of Darden Restaurants, Inc. of our report dated June 18, 1996, relating to the consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries as of May 26, 1996 and May 28, 1995 and the related consolidated statements of earnings and cash flows for each of the fiscal years in the three-year period ended May 26, 1996, which report is incorporated by reference to page 15 of the Registrant's 1996 Annual Report to Stockholders in the May 26, 1996 annual report on Form 10-K of Darden Restaurants, Inc.

                         KPMG Peat Marwick LLP


Orlando, Florida
August 13, 1996

EXHIBIT 24

                           POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that the undersigned constitutes and appoints C.L. Whitehill, Joe R. Lee and James D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended May 26, 1996, and any and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


                                          /s/ Betty Southard Murphy
                                          Betty Southard Murphy

Date: August 8, 1996

                                POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that the undersigned constitutes and appoints C.L. Whitehill, Joe R. Lee and James D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended May 26, 1996, and any and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


                                             /s/ Michael D. Rose
                                             Michael D. Rose

Date: August 9, 1996

                           POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that the undersigned constitutes and appoints C.L. Whitehill, Joe R. Lee and James D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended May 26, 1996, and any and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


                                          /s/ Jack A. Smith
                                          Jack A. Smith

Date: August 8, 1996

                           POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that the undersigned constitutes and appoints C.L. Whitehill, Joe R. Lee and James D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended May 26, 1996, and any and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


                                          /s/ Blaine Sweatt
                                          Blaine Sweatt

Date: August 8, 1996

                           POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS, that the undersigned constitutes and appoints C.L. Whitehill, Joe R. Lee and James D. Smith, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended May 26, 1996, and any and all amendments thereto and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


                                   /s/ Daniel B. Burke
                                   Daniel B. Burke

Date: August 12, 1996

                                                              EXHIBIT 27

                        DARDEN RESTAURANTS, INC.
                        FINANCIAL DATA SCHEDULE
                (In Thousands, Except per Share Amounts)


This  schedule  contains  summary  financial   information  extracted  from  the
consolidated financial statements of Darden Restaurants, Inc. and subsidiaries and is qualified in its entirety by reference to such financial statements.

Item Description                                      May 26, 1996
- ----------------                                      ------------
Cash and cash items                                     $ 30,343
Marketable securities                                          0
Notes and accounts receivable-trade                        24,772
Allowances for doubtful accounts                                0
Inventory                                                 120,725
Total current assets                                      287,980
Property, plant and equipment                           2,409,475
Accumulated depreciation                                  706,614
Total assets                                            2,088,504
Total current liabilities                                 445,306
Bonds, mortgages and similar debt                         301,205
Preferred stock-mandatory redemption                            0
Preferred stock-no mandatory redemptio                          0
Common stock                                            1,266,212
Other stockholders' equity                                (43,575)
Total liabilities and stockholders' equity              2,088,504


Item Description                               Fiscal Year Ended May 26,
                                                          1996
Net sales of tangible products                         3,191,779
Total revenues                                         3,191,779
Cost of tangible goods sold                            1,062,624
Total costs and expenses applicable to sales           2,473,136
and revenues
Other costs and expenses                                 604,925
Provision for doubtful accounts and notes                      0
Interest and amortization of debt discount                21,406
Income before taxes and other items                      113,718
Income tax expense                                        39,363
Income/loss continuing operations                         74,355
Discontinued operations                                        0
Extraordinary items                                            0
Cumulative effect-changes in accounting                        0
principles
Net income or loss                                        74,355
Earnings per share - primary                                0.47
Earnings per share - fully diluted                          0.47

