Form 10-Q
period 1996-10-03
DARDEN RESTAURANTS INC
filed 1996-10-03
CIK 940944

------------------------------------------------------------------------------

------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------

                                    FORM 10-Q

                ------------------------------------------------

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended August 25, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from .............. to ......................

                         Commission File Number 1-13666

                ------------------------------------------------

                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                 59-3305930
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

      5900 Lake Ellenor Drive,                            32809
          Orlando, Florida                             (Zip Code)
   (Address of principal executive offices)

                                 407-245-4000
             (Registrant's telephone number, including area code)

                ------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   No

      Number of shares of common stock  outstanding  as of  September  24, 1996:
157,681,805 (excluding 2,195,213 shares held in the Treasury).






------------------------------------------------------------------------------

------------------------------------------------------------------------------

==============================================================================

==============================================================================
                            DARDEN RESTAURANTS, INC.
==============================================================================

                                TABLE OF CONTENTS

                                                                            Page
Part I - Financial Information

      Item 1.  Financial Statements

            Consolidated Statements of Earnings (Loss)                       2

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Cash Flows                            4

            Notes to Consolidated Financial Statements                       5

      Item 2.  Management's  Discussion and Analysis of
               Financial Condition and Results of Operations                 6

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K                           9

Signatures                                                                   9

Index to Exhibits                                                           10

                          PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

                            DARDEN RESTAURANTS, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                    Thirteen Weeks Ended
                              ---------------------------------
                              August 25, 1996    August 27, 1995

Sales.......................     $805,555         $836,021
Costs and Expenses:
Cost of sales:
  Food and beverages........      267,692          277,350
  Restaurant labor..........      246,711          245,956
  Restaurant expenses.......      123,217          124,436
                                  -------          -------


        Total Cost of Sales      $637,620          $647,742

Selling, general and
administrative............         99,076           95,649
Depreciation and amortization      35,033           35,260
Interest, net...............        4,933            5,366
Restructuring...............       ______           75,000
                                                  --------
  Total Costs and Expenses..     $776,662          $859,017
                                  -------          --------


Earnings (Loss) before
  Income Taxes.........            28,893          (22,996)
Income Taxes...........            (8,420)          10,933
                                ----------         --------


Net Earnings (Loss)........     $  20,473         $(12,063)
                                 ========          ========
Earnings (Loss) per Share...    $    0.13         $  (0.08)
                                   ======         =========
Average Number of Common
  Shares Outstanding........      157,700           158,300
                                  =======           =======




-----------

      See accompanying notes to consolidated financial statements.



                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                        (Unaudited)
ASSETS                                August 25, 1996  May 26, 1996
--------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents........       $ 31,602    $  30,343
   Receivables......................         29,363       24,772
   Inventories......................        119,525      120,725
   Net assets held for disposal.....         34,762       31,762
   Prepaid expenses and other
   current assets......................      16,670       17,298
   Deferred income taxes............         61,656       63,080
                                             ------       ------
       Total Current Assets.........      $ 293,578    $ 287,980

Land, Buildings and Equipment             1,700,702    1,702,861
Other Assets........................         96,812       97,663
                                          ---------   ----------
       Total Assets.................     $2,091,092   $2,088,504
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable..................     $  139,150   $  128,196
  Short-term debt...................         33,700       72,600
  Current portion of long-term debt.             54           54
  Accrued payroll...................         50,763       53,677
  Accrued income taxes..............         10,020       12,522
  Other accrued taxes...............         22,373       18,921
  Other current liabilities.........        154,021      159,336
                                          ---------    ---------
       Total Current Liabilities....     $  410,081  $   445,306

Long-term Debt......................        318,078      301,151
Deferred Income Taxes...............        102,032      101,109
Other Liabilities...................         18,666       18,301
                                          ---------    ---------
       Total Liabilities............     $  848,857  $   865,867
                                          ---------    ---------

Stockholders' Equity:
   Common stock and surplus.........     $1,267,704    $1,266,212
   Retained earnings................         82,181        61,708
   Treasury stock...................        (27,943)      (25,037)
   Cumulative foreign currency
   adjustment.......................        (10,118)      (10,351)
   Unearned compensation............        (69,589)      (69,895)
                                         -----------    ----------
       Total Stockholders' Equity...     $1,242,235    $1,222,637
                                         ----------    ----------
Total Liabilities and Stockholders'
Equity..............................     $2,091,092    $2,088,504
                                         ==========    ==========

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                 Thirteen Weeks Ended
                                               August 25,    August 27,
                                                  1996          1995
                                             -----------------------------
---------------------------------------------
Cash Flows--Operating Activities
   Net earnings (loss)..................         $20,473      $ (12,063)
   Adjustments to reconcile net earnings
   (loss) to cash flow:
     Depreciation and amortization......          35,033         35,260
     Amortization of unearned compensation
     and loan costs.....................             903            153
     Change in current assets and
     liabilities........................           1,969         (7,817)
     Change in other liabilities .......             365             25
     Loss on disposal of land, buildings
     and equipment......................           1,103          1,579
     Deferred income taxes..............           2,347         (3,786)
     Accrued restructuring expenses.....                         75,000
     Other, net........................              233            796
                                                 -------       --------
          Net Cash Provided by Operating
          Activities...................          $62,426       $ 89,147
                                                 -------       --------

Cash Flows--Investment Activities
    Purchases of land, buildings and
    and equipment.......................         (38,952)       (39,387)
    Purchases of intangibles............             (80)          (840)
    Increase in other assets............            (153)        (1,709)
    Proceeds from disposal of land,
    buildings and equipment
    (including net assets held for
    disposal)...........................           2,012            337
                                                ---------      ---------
          Net Cash Used by Investment
          Activities....................        $(37,173)      $(41,599)
                                                ---------      ---------
Cash Flows--Financing Activities
    Proceeds from issuance of common stock           824            386
    Income tax benefit credited to equity            268
    Purchases of treasury stock.........          (2,906)
    ESOP note receivable repayment......                            900
    Decrease in short-term debt.........         (38,900)       (29,000)
    Proceeds from issuance of long-term debt      16,900
    Repayment of long-term debt.........              (3)           (19)
    Payment of loan costs...............            (177)        _______
          Net Cash Used by Financing
           Activities...................        $(23,994)      $(27,733)
                                                ---------      ---------
Increase in Cash and Cash Equivalents...           1,259         19,815
Cash and Cash Equivalents - Beginning of
Period..................................          30,343         20,134
                                                ---------      --------
Cash and Cash Equivalents - End of Period       $ 31,602        $39,949
                                                =========      ========


Cash Flow from Changes in Current Assets
and Liabilities
    Receivables.........................          (4,591)          (430)
    Inventories.........................           1,200         (1,580)
    Net assets held for disposal........          (2,181)           314
    Prepaid expenses and other current
    assets..............................             628           (787)
    Accounts payable....................          10,954         (9,305)
    Accrued payroll.....................          (2,914)        (2,026)
    Accrued income taxes................          (2,079)        (7,573)
    Other accrued taxes.................           3,452          3,870
    Other current liabilities...........          (2,500)         9,700
 Change in Current Assets and Liabilities       $  1,969        $(7,817)
                                                ========        ========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollar Amounts In Thousands, Except per Share Data)

Note 1 - Background

      These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 25, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

      These statements should be read in conjunction with the consolidated financial statements and footnotes included in Darden's annual report on Form10-K for the year ended May 26, 1996. The accounting policies used in preparing these consolidated financial statements are the same as those described in Darden's annual report on Form10-K.

Note 2 -  Consolidated Statements of Cash Flows

      During the thirteen weeks ended August 25, 1996, Darden paid $8,217 for interest (net of amount capitalized) and $6,840 for income taxes.

Note 3 - Restructuring Expense

      Darden recorded pretax restructuring expense of $75,000 during the thirteen weeks ended August 27, 1995 related to the closing of all China Coast restaurants. These expenses resulted in a reduction of net earnings of $44,849 ($.28 per share) and primarily relate to the write-down of land, buildings and equipment to net realizable value. As of August 25, 1996, $6,283 of cash payments had been charged against the restructuring reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings (loss) for the thirteen weeks ended August 25, 1996 and August 27, 1995.

                                          Thirteen Weeks Ended
                                     -------------------------------------
                                       August 25, 1996   August 27, 1995
                                     -------------------------------------
Sales...............................       100.0%        100.0%
Costs and Expenses:
Cost of sales:
    Food and beverages..............      33.2            33.2
    Restaurant labor................      30.7            29.4
    Restaurant expenses.............      15.3      ......14.9
                                          ----            ----
               Total Cost of Sales..      79.2%           77.5%
Selling, general and administrative.      12.3            11.4
Depreciation and amortization.......       4.3             4.2
Interest, net.......................       0.6             0.6
                                          ----            ----

               Total Costs and
               Expenses before
               Restructuring Expenses     96.4%           93.7%

Restructuring.......................                       9.0
                                          ----            ----

               Total Costs and
               Expenses after
               Restructuring Expenses     96.4%          102.7%
                                          ----           -----
Earnings (Loss) before Income Taxes.       3.6            (2.7)
Income Taxes........................      (1.1)            1.3
                                          ----            ----
Net Earnings (Loss).................       2.5%           (1.4)%
                                          =====           =====

Net  Earnings  before  Restructuring
Expenses:
Earnings before Restructuring
Expenses and Income Taxes...........       3.6%            6.2%
Income Taxes before Restructuring
 Expenses                                 (1.1)           (2.3)
                                          -----           ----
Net  Earnings  before  Restructuring
 Expenses                                  2.5%            3.9%
                                          ====            ====

RESULTS OF OPERATIONS

      Operating results before restructuring expenses for the thirteen weeks ended August 25, 1996 and August 27, 1995 are summarized below:

                                      (Dollar Amounts in Thousands,
                                          Except Per Share Data)
                                      -----------------------------------
                                      -----------------------------------
                                           Thirteen Weeks Ended
                                      -----------------------------------
                                      -----------------------------------
                                       August 25, 1996   August 27, 1995
                                      -----------------------------------
Earnings before Restructuring
 Expenses and Income Taxes..........      $28,893        $52,004
Income Taxes before Restructuring
 Expenses...........................       (8,420)       (19,218)
                                          -------       --------
Net Earnings before Restructuring
 Expenses...........................      $20,473        $32,786
                                          =======        =======
Earnings Per Share before
 Restructuring Expenses.............      $  0.13        $  0.21
                                          =======        =======


 ......For the fiscal 1997 first quarter  ended August 25, 1996,  earnings  after tax were $20.5 million or 13 cents per share, compared to earnings after tax before restructuring charges of $32.8 million or 21 cents per share in the first quarter of last fiscal year. The decline in first-quarter earnings was primarily attributable to lower earnings at Red Lobster. Sales of $805.6 million for the quarter were down 3.6% compared to last year. Approximately half the sales decline related to the closing of the China Coast chain in August of 1995, and the remaining shortfall was attributable to Red Lobster.

 ......In last fiscal year's first  quarter,  the Company  recorded a $75 million pre-tax restructuring charge ($44.8 million after tax or $0.28 per share) to discontinue China Coast. After this unusual item, last fiscal year's first quarter showed a net loss of $12.1 million or $0.08 per share.

 ......Food  and beverage  costs for the quarter ended August 25, 1996 were 33.2%
of sales, approximately the same percentage of sales as last year. Restaurant labor increased to 30.7% of sales compared to last year's 29.4% due to wage rate inflation and higher manager compensation paid in response to competitive market conditions. Restaurant expenses increased to 15.3% of sales compared to 14.9% last year as smallwares expenses related to Red Lobster operating initiatives were higher. As a result of the sales decline and increased labor and store expenses, the store-level profit margin decreased to 20.8% in the first quarter of fiscal 1997 from 22.5% last year. The increase in first-quarter selling, general and administrative expenses to 12.3% of sales, compared to 11.4% of sales last year, was primarily attributable to the completion of the staffing required as a separate public company and efforts to provide better direct support to the Company's restaurants.

 ......The  tax rate for the first  quarter of fiscal 1997 was 29.1%  compared to
37.0% in last year's first quarter. The estimated effective annual tax rate for fiscal 1997 is approximately 29%, which is down from last year's effective tax rate before unusual items of 36.8% because the Company expects higher tax credits and lower pre-tax income for the year.

DIVISION RESULTS

 ......Red  Lobster sales of $475.1  million were down 4.7% compared to the first quarter of last year. Same-store sales in the U.S. were down 6.4% as featured promotions ran high preferences, but did not increase guest traffic. Because of the sales shortfall, Red Lobster operating profits for the first quarter were significantly below the prior year. During the first quarter, Red Lobster opened four new stores and closed three for a total of 730 stores at August 25, 1996. Red Lobster has reduced its projected new store openings and plans to open only 10 additional stores for the remainder of this fiscal year. Red Lobster relocated six stores during the quarter, four of which utilized former China Coast sites, and plans to relocate 16 more stores during the remainder of the fiscal year, 12 of which will utilize former China Coast sites.

 ......The  Olive Garden sales  increased 2.2% to $328.9 million  compared to the first quarter of last year. Same-store sales in the U.S. increased 0.2% representing the eighth consecutive quarter of same-store sales increases. First-quarter operating profits decreased slightly compared to last year, primarily due to an unfavorable shift in the lunch/dinner traffic mix. The Olive Garden opened three new units during the quarter for a total of 490 stores. Three additional new stores are planned for the remainder of this year.

 ......Because  both Red  Lobster  and The Olive  Garden  have  reduced new store expansion, this year's capital expenditure budget has been reduced from earlier plans by approximately $50 million to a current estimate of $200 million. Furthermore, future new store opening commitments have also been sharply reduced. This will enable management to focus on its top priority of improving current operating performance.

 ......On  September  16,  1996,  Red Lobster  launched a new sales and  customer building campaign with new menu items and in-store operational improvements. An extensive marketing campaign will be used to highlight the lower prices and improved service. A number of menu items are priced under $10, and half portions are available on several entrees. In-store operations are being simplified and additional emphasis is being placed on training throughout the restaurants. An 800 number is being created to measure customer satisfaction. While these actions are intended to favorably impact Red Lobster's long-term operating performance, the costs of implementing these changes are expected to result in an unprofitable second quarter for the Company.

 ......The  table below details the number of restaurants  open at the end of the first quarter of fiscal year 1997, compared with the number open at the end of fiscal year 1996 and the end of last fiscal year's first quarter.


                                       NUMBER OF RESTAURANTS

                      August 25, 1996      May 26, 1996       August 27, 1995
                      ---------------      ------------       ---------------

Red Lobster - USA            678                677                 659
Red Lobster - Canada          52                 52                  54
                         -------            -------            --------
        Total                730                729                 713

Olive Garden - USA           474                471                 458
Olive Grden - Canada          16                 16                  17
                         -------            -------            --------
        Total                490                487                 475

Bahama Breeze                  1                  1                   0
                        --------           --------           ---------

        Total              1,221              1,217               1,188
                           =====              =====               =====


LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended August 25, 1996, the Employee Stock Ownership Plan portion of the Profit Sharing and Savings Plan for Darden Restaurants, Inc. (the "ESOP") refinanced $50 million in existing debt, which was previously guaranteed by the Company, and $16.9 million in existing debt, which was previously payable to the Company. The refinancings were accomplished by a commercial bank's loan to the Company with a corresponding loan from the Company to the ESOP.

                            PART II-OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            Exhibit 11  Determination   of  Common  Shares  and  Common  Share
                        Equivalents

            Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

            Exhibit 27  Financial Data Schedule

      (b)   Reports on Form 8-K.

            During the fiscal quarter ended August 25, 1996, the Company filed the following report on Form 8-K:

            On June 21, 1996, the Company filed a Form 8-K to report the following: Certain Financial Results for fiscal year 1996; Financial Highlights for the fiscal years and 13 weeks ended May 26, 1996 (Unaudited) and May 28, 1995 (Pro Forma); Consolidated Statements of Earnings for the fiscal years and 13 weeks ended May 26, 1996 (Unaudited) and May 28, 1995 (Pro Forma); Consolidated Balance Sheets at May 26, 1996 (Unaudited) and May 28, 1995; and Number of Restaurants at May 26, 1996 and May 28, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DARDEN RESTAURANTS, INC.


Dated:  October 3, 1996                   By:
                                                C.L. Whitehill
                                                Senior Vice President,
                                                General Counsel and Secretary



Dated:  October 3, 1996                   By:
                                                James D. Smith
                                                Senior Vice President -
                                                Finance
                                                (Principal financial and
                                                accounting officer)

------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                INDEX TO EXHIBITS

Exhibit
Number                  Exhibit Title                                   Page

   11       Determination of Common Shares and Common Share
            Equivalents                                                  11

   12       Computation of Ratio of Consolidated Earnings to Fixed
            Charges                                                      12

   27       Financial Data Schedule                                      13


                                                                      Exhibit 11
                            DARDEN RESTAURANTS, INC.
         DETERMINATION OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
                                 (In Thousands)

                                                Thirteen Weeks Ended
                                        -------------------------------------
                                         August 25, 1996    August 27, 1995
                                        -------------------------------------

Computation of Shares:

     Weighted average number of shares
     outstanding........................       157,700            158,300

     Net shares resulting from the
     assumed exercise of certain
     stock options (a)..................         1,100(b)           2,200(b)
                                               -------            -------

     Total common shares and common
     share equivalents..................      158,800            160,500
                                              =======            =======



Notes to Exhibit:

(a)Common share equivalents are computed by the "treasury stock" method. This method first determines the number of shares issuable under stock options that had an option price below the average market price for the period, and then deducts the number of shares that could have been repurchased with the proceeds of options exercised.

(b)Common share equivalents for the thirteen weeks ended August 25, 1996 and August 27, 1995 are not material. As a result, earnings per share has been computed using the weighted average number of shares outstanding of 157,700 and 158,300, respectively.



                                                                      Exhibit 12
                            DARDEN RESTAURANTS, INC.
        COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar Amounts in Thousands)


                                        Thirteen Weeks Ended
                                   ----------------------------------
                                   August 25, 1996   August 27, 1995

                                   ----------------------------------
Consolidated Earnings from
Operations before Restructuring
Charges and Income Taxes...........    $28,893        $52,004
Plus Fixed Charges.................      9,588         10,467
Less Capitalized Interest..........       (455)          (583)
                                       --------       --------

Consolidated Earnings from
Operations before Restructuring
Charges and Income Taxes
Available to Cover Fixed Charges...    $38,026       $61,888
                                       =======       =======
Ratio of Consolidated  Earnings to
Fixed Charges......................       3.97          5.91
                                       =======       =======                                     ============




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

Item Description                                   August 25, 1996
----------------                                   ---------------
Cash and cash items                                   $ 31,602
Marketable securities                                        0
Notes and accounts receivable-trade                     29,363
Allowances for doubtful accounts                             0
Inventory                                              119,525
Total current assets                                   293,578
Property, plant and equipment                        2,428,307
Accumulated depreciation                               727,605
Total assets                                         2,091,092
Total current liabilities                              410,081
Bonds, mortgages and similar debt                      318,132
Preferred stock-mandatory redemption                         0
Preferred stock-no mandatory redemption                      0
Common stock                                         1,267,704
Other stockholders' equity                             (25,469)
Total liabilities                                      848,857


Item Description                            Thirteen Weeks Ended August 25, 1996
Net sales of tangible products                           805,555
Total revenues                                           805,555
Cost of tangible goods sold                              267,692
Total costs and expenses applicable to
sales and revenues                                       637,620
Other costs and expenses                                 139,042
Provision for doubtful accounts and notes                      0
Interest and amortization of debt discount                 4,933
Income before taxes and other items                       28,893
Income tax expense                                         8,420
Income/loss continuing operations                         20,473
Discontinued operations                                        0
Extraordinary items                                            0
Cumulative effect-changes in accounting
principles                                                     0
Net income or loss                                        20,473
Earnings per share - primary                                0.13
Earnings per share - fully diluted                          0.13


