Form 10-K/A
period 1996-05-26
DARDEN RESTAURANTS INC
filed 1996-10-30
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Amendment No. 1
                                   FORM 10-K/A

(Mark One)

/ X / ANNUAL  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended May 26, 1996

/   / TRANSITION  REPORT  PURSUANT TO  SECTION 13  OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from _________ to _________
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

      This Amendment is being submitted for the purpose of adjusting the document count, tags and headers for the exhibits contained in the electronic filing of the registrant's annual report on Form 10-K for the fiscal year ended May 26, 1996, in accordance with the requirements of the Electronic Data Gathering and Retrieval (EDGAR) System. In all other respects, the exhibits submitted with this Amendment are identical to those previously filed with the registrant's Form 10-K.



                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: October 29, 1996                      DARDEN RESTAURANTS, INC.
                                                  By: /s/ C.L. Whitehill
                                                      C.L. Whitehill
                                                  Senior Vice President,
                                              General Counsel and Secretary