Form 10-Q/A
period 1996-08-25
DARDEN RESTAURANTS INC
filed 1996-12-12
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 Amendment No. 1
                                   FORM 10-Q/A


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                     x Yes    No

      Number of shares of common stock  outstanding  as of  September  24, 1996:
157,681,805 (excluding 2,195,213 shares held in the Treasury).

     This Amendment is being submitted for the purpose of adjusting the document count, tags and headers contained in the electronic filing of the registrant's Form 10-Q for the quarterly period ended August 25, 1996, in accordance with the requirements of the Electronic Data Gathering and Retrieval(EDGAR)System. In all other respects, the documents submitted with the Amendment are identical to those previously filed with registrant's Form 10-Q.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  December 12, 1996               DARDEN RESTAURANTS, INC..
                                                 By: /s/ C.L. Whitehill
                                                     C.L. Whitehill
                                                  Senior Vice President,
                                              General Counsel and Secretary

                            DARDEN RESTAURANTS, INC.


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




                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                        (Unaudited)
ASSETS                                August 25, 1996  May 26, 1996
--------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents........       $ 31,602    $  30,343
   Receivables......................         29,363       24,772
   Inventories......................        119,525      120,725
   Net assets held for disposal.....         34,762       31,762
   Prepaid expenses and other
   current assets......................      16,670       17,298
   Deferred income taxes............         61,656       63,080
                                             ------       ------
       Total Current Assets.........       $293,578    $ 287,980

Land, Buildings and Equipment             1,700,702    1,702,861
Other Assets........................         96,812       97,663
                                          ---------   ----------
       Total Assets.................     $2,091,092   $2,088,504
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable..................     $  139,150   $  128,196
  Short-term debt...................         33,700       72,600
  Current portion of long-term debt.             54           54
  Accrued payroll...................         50,763       53,677
  Accrued income taxes..............         10,020       12,522
  Other accrued taxes...............         22,373       18,921
  Other current liabilities.........        154,021      159,336
                                          ---------    ---------
       Total Current Liabilities....     $  410,081   $  445,306

Long-term Debt......................        318,078      301,151
Deferred Income Taxes...............        102,032      101,109
Other Liabilities...................         18,666       18,301
                                          ---------    ---------
       Total Liabilities............     $  848,857   $  865,867
                                          ---------    ---------

Stockholders' Equity:
   Common stock and surplus.........     $1,267,704   $1,266,212
   Retained earnings................         82,181       61,708
   Treasury stock...................        (27,943)     (25,037)
   Cumulative foreign currency
   adjustment.......................        (10,118)     (10,351)
   Unearned compensation............        (69,589)     (69,895)
                                         -----------  ----------
       Total Stockholders' Equity...     $1,242,235   $1,222,637
                                         ----------   ----------
Total Liabilities and Stockholders'
Equity..............................     $2,091,092   $2,088,504
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

Note 3 - Restructuring Expense

      Darden recorded pretax restructuring expense of $75,000 during the thirteen weeks ended August 27, 1995 related to the closing of all China Coast restaurants. These expenses resulted in a reduction of net earnings of $44,849 ($.28 per share) and primarily relate to the write-down of land, buildings and equipment to net realizable value. These restructuring actions are expected to be completed in fiscal 1997. As of August 25, 1996, $6,283 of cash payments had been charged against the restructuring reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings (loss) for the thirteen weeks ended August 25, 1996 and August 27, 1995.

                                          Thirteen Weeks Ended
                                     -------------------------------------
                                       August 25, 1996   August 27, 1995
                                     -------------------------------------
Sales...............................      100.0%        100.0%
Costs and Expenses:
Cost of sales:
    Food and beverages..............      33.2            33.2
    Restaurant labor................      30.7            29.4
    Restaurant expenses.............      15.3            14.9
                                          ----            ----
               Total Cost of Sales..      79.2%           77.5%
Selling, general and administrative.      12.3            11.4
Depreciation and amortization.......       4.3             4.2
Interest, net.......................       0.6             0.6
                                          ----            ----

               Total Costs and
               Expenses before
               Restructuring Expenses     96.4%           93.7%

Restructuring.......................                       9.0
                                          ----            ----

               Total Costs and
               Expenses after
               Restructuring Expenses     96.4%          102.7%
                                          ----           -----
Earnings (Loss) before Income Taxes.       3.6            (2.7)
Income Taxes........................      (1.1)            1.3
                                          ----            ----
Net Earnings (Loss).................       2.5%           (1.4)%
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
                                          =======        =======


     For the fiscal 1997 first quarter ended August 25, 1996, earnings after tax were $20.5 million or 13 cents per share, compared to earnings after tax before restructuring charges of $32.8 million or 21 cents per share in the first quarter of last fiscal year. The decline in first-quarter earnings was primarily attributable to lower earnings at Red Lobster. Sales of $805.6 million for the quarter were down 3.6% compared to last year. Approximately half the sales decline related to the closing of the China Coast chain in August of 1995, and the remaining shortfall was attributable to Red Lobster.

     In last fiscal year's first quarter, the Company recorded a $75 million pre-tax restructuring charge ($44.8 million after tax or $0.28 per share) to discontinue China Coast. After this unusual item, last fiscal year's first quarter showed a net loss of $12.1 million or $0.08 per share.

     Food and beverage costs for the quarter ended August 25, 1996 were 33.2% of sales, approximately the same percentage of sales as last year. Restaurant labor increased to 30.7% of sales compared to last year's 29.4% due to wage rate inflation and higher manager compensation paid in response to competitive market conditions. Restaurant expenses increased to 15.3% of sales compared to 14.9% last year as smallwares expenses related to Red Lobster operating initiatives were higher. As a result of the sales decline and increased labor and store expenses, the store-level profit margin decreased to 20.8% in the first quarter of fiscal 1997 from 22.5% last year. The increase in first-quarter selling, general and administrative expenses to 12.3% of sales, compared to 11.4% of sales last year, was primarily attributable to the completion of the staffing required as a separate public company and efforts to provide better direct support to the Company's restaurants.

     The tax rate for the first quarter of fiscal 1997 was 29.1% compared to 37.0% in last year's first quarter. The estimated effective annual tax rate for fiscal 1997 is approximately 29%, which is down from last year's effective tax rate before unusual items of 36.8% because the Company expects higher tax credits and lower pre-tax income for the year.

DIVISION RESULTS

     Red Lobster sales of $475.1 million were down 4.7% compared to the first quarter of last year. Same-store sales in the U.S. were down 6.4% as featured promotions ran high preferences, but did not increase guest traffic. Because of the sales shortfall, Red Lobster operating profits for the first quarter were significantly below the prior year. During the first quarter, Red Lobster opened four new stores and closed three for a total of 730 stores at August 25, 1996. Red Lobster has reduced its projected new store openings and plans to open only 10 additional stores for the remainder of this fiscal year. Red Lobster relocated six stores during the quarter, four of which utilized former China Coast sites, and plans to relocate 16 more stores during the remainder of the fiscal year, 12 of which will utilize former China Coast sites.

     The Olive Garden sales increased 2.2% to $328.9 million compared to the first quarter of last year. Same-store sales in the U.S. increased 0.2% representing the eighth consecutive quarter of same-store sales increases. First-quarter operating profits decreased slightly compared to last year, primarily due to an unfavorable shift in the lunch/dinner traffic mix. The Olive Garden opened three new units during the quarter for a total of 490 stores. Three additional new stores are planned for the remainder of this year.

     Because both Red Lobster and The Olive Garden have reduced new store expansion, this year's capital expenditure budget has been reduced from earlier plans by approximately $50 million to a current estimate of $200 million. Furthermore, future new store opening commitments have also been sharply reduced. This will enable management to focus on its top priority of improving current operating performance.

     On September 16, 1996, Red Lobster launched a new sales and customer building campaign with new menu items and in-store operational improvements. An extensive marketing campaign will be used to highlight the lower prices and improved service. A number of menu items are priced under $10, and half portions are available on several entrees. In-store operations are being simplified and additional emphasis is being placed on training throughout the restaurants. An 800 number is being created to measure customer satisfaction. While these actions are intended to favorably impact Red Lobster's long-term operating performance, the costs of implementing these changes are expected to result in an unprofitable second quarter for the Company.

     The table below details the number of restaurants open at the end of the first quarter of fiscal year 1997, compared with the number open at the end of fiscal year 1996 and the end of last fiscal year's first quarter.


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
                           =====              =====               =====


LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended August 25, 1996, the Employee Stock Ownership Plan portion of the Profit Sharing and Savings Plan for Darden Restaurants, Inc. (the "ESOP") refinanced $50 million in existing debt, which was previously guaranteed by the Company, and $16.9 million in existing debt, which was previously payable to the Company. The refinancings were accomplished by a commercial bank's loan to the Company with a corresponding loan from the Company to the ESOP. Based on the terms of both the old and new loans and applicable interest rates, the net impact on the Company's financial structure was favorable.

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

                                          DARDEN RESTAURANTS, INC.


Dated:  October 3, 1996                   By:   /s/ C.L. Whitehill
                                                C.L. Whitehill
                                                Senior Vice President,
                                                General Counsel and Secretary



Dated:  October 3, 1996                   By:   /s/ James D. Smith
                                                James D. Smith
                                                Senior Vice President -
                                                Finance
                                                (Principal financial and
                                                accounting officer)

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