Form 10-Q
period 1996-11-24
DARDEN RESTAURANTS INC
filed 1996-12-19
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended November 24, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from ....................... to ....................

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
_X_ Yes ___ No

      Number of shares of common stock  outstanding  as of December  12,  1996:
159,907,116 (excluding 3,509,869 shares held in the Treasury).

                           DARDEN RESTAURANTS, INC.

                              TABLE OF CONTENTS

                                                                           Page
Part I - Financial Information

      Item 1.  Financial Statements

            Consolidated Statements of Earnings (Loss)                     2

            Consolidated Balance Sheets                                    4

            Consolidated Statements of Cash Flows                          5

            Notes to Consolidated Financial Statements                     7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

Part II - Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders        11

      Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

Index to Exhibits                                                         14

                         PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

                           DARDEN RESTAURANTS, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                     (In Thousands, Except per Share Data)
                                  (Unaudited)

                                                     Thirteen Weeks Ended
                                                  November 24,    November 26,
                                                      1996            1995
------------------------------------------------------------------------------

Sales ......................................      $ 748,757         $ 731,184
Costs and Expenses:
Cost of sales:
  Food and beverages .......................        258,105           240,964
  Restaurant labor .........................        252,497           224,683
  Restaurant expenses ......................        119,966           111,669
                                                  ---------         ---------
        Total Cost of Sales ................      $ 630,568         $ 577,316

Selling, general and administrative.........         93,315            89,558
Depreciation and amortization ..............         35,070            32,862
Interest, net                                         5,623             5,448
                                                  ---------         ---------
       Total Costs and Expenses.............      $ 764,576         $ 705,184
                                                  ---------         ---------
Earnings (Loss) before Income Taxes ........        (15,819)           26,000
Income Taxes ...............................          4,650            (9,672)
                                                  ---------         ---------

Net Earnings (Loss) ........................      $ (11,169)        $  16,328
                                                  =========         =========

Earnings (Loss) per Share ..................      $   (0.07)        $    0.10
                                                  =========         =========

Average Number of Common
  Shares Outstanding .......................        157,500           158,900
                                                  =========         =========

      See accompanying notes to consolidated financial statements.

                           DARDEN RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                     (In Thousands, Except per Share Data)
                                  (Unaudited)

                                       Twenty-Six Weeks Ended
                                November 24, 1996    November 26, 1995
----------------------------------------------------------------------
Sales.......................   $1,554,312            $1,567,205
Costs and Expenses:
Cost of sales:
  Food and beverages........      525,797               518,314
  Restaurant labor..........      499,208               470,639
  Restaurant expenses.......      243,183               236,105
                               ----------            ----------
     Total Cost of Sales....   $1,268,188            $1,225,058
Selling, general and
  administrative............      192,391               185,207
Depreciation and amortization      70,103                68,122
Interest, net...............       10,556                10,814
Restructuring...............                             75,000
                               ----------            ----------
     Total Costs and Expenses  $1,541,238            $1,564,201
                               ----------            ----------
Earnings before Income Taxes       13,074                 3,004
Income Taxes...............        (3,770)                1,261
                               ----------            ----------
Net Earnings...............    $    9,304            $    4,265
                               ==========            ==========
Earnings per Share..........   $     0.06            $     0.03
                               ==========            ==========
Average Number of Common
  Shares Outstanding........      157,600               158,700
                               ==========             =========

      See accompanying notes to consolidated financial statements.

                           DARDEN RESTAURANTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                               (Unaudited)
ASSETS                                      November 24, 1996    May 26, 1996
-----------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents .................... $   20,607      $   30,343
   Receivables ...............................     28,899          24,772
   Prepaid Income Taxes ......................     11,225
   Inventories ...............................    139,902         120,725
   Net assets held for disposal ..............     42,087          31,762
   Prepaid expenses and other current assets .     17,940          17,298
   Deferred income taxes .....................     55,638          63,080
                                               ----------      ----------
       Total Current Assets .................. $  316,298      $  287,980

Land, Buildings and Equipment ................  1,692,163       1,702,861
Other Assets .................................     95,317          97,663
                                               ----------      ----------
       Total Assets .......................... $2,103,778      $2,088,504
                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ........................... $  129,658      $  128,196
  Short-term debt ............................     90,300          72,600
  Current portion of long-term debt ..........          4              54
  Accrued payroll ............................     53,279          53,677
  Accrued income taxes........................                     12,522
  Other accrued taxes ........................     21,950          18,921
  Other current liabilities ..................    153,026         159,336
                                               ----------      ----------
       Total Current Liabilities ............. $  448,217      $  445,306

Long-term Debt ...............................    314,727         301,151
Deferred Income Taxes ........................    101,697         101,109
Other Liabilities ............................     18,482          18,301
                                               ----------      ----------
       Total Liabilities ..................... $  883,123      $  865,867
                                               ----------      ----------

Stockholders' Equity:
   Common stock and surplus .................. $1,267,536      $1,266,212
   Retained earnings .........................     64,728          61,708
   Treasury stock ............................    (34,229)        (25,037)
   Cumulative foreign currency adjustment.....     (8,543)        (10,351)
   Unearned compensation .....................    (68,837)        (69,895)
                                               ----------      ----------
       Total Stockholders' Equity ............ $1,220,655      $1,222,637
                                               ----------      ----------
Total Liabilities and Stockholders' Equity.... $2,103,778      $2,088,504
                                               ==========      ==========

See accompanying notes to consolidated financial statements.

                           DARDEN RESTAURANTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                   Thirteen Weeks Ended
                                                 November 24,  November 26,
                                                     1996          1995
----------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings (loss) ............................. $(11,169)     $ 16,328

   Adjustments to reconcile net earnings (loss) to
     cash flow:
     Depreciation and amortization .................   35,070        32,862
     Amortization of unearned compensation
       and loan costs ..............................      918           375
     Change in current assets and liabilities.......  (51,236)      (66,884)
     Change in other liabilities ...................     (184)        1,150
     Loss on disposal of land, buildings and
       equipment....................................    1,765         1,408
     Deferred income taxes .........................    5,683         8,110
     Other, net.....................................     (152)          854
                                                     --------      --------
          Net Cash Provided by Operating Activities. $(19,305)     $ (5,797)
                                                     --------      --------
Cash Flows--Investment Activities
    Purchases of land, buildings and equipment......  (44,448)      (46,518)
    Purchases of intangibles .......................     (449)         (221)
    Increase in other assets .......................    1,171          (396)
    Proceeds from disposal of land,
      buildings and equipment (including net assets
      held for disposal)............................   10,722         1,885
                                                     --------      --------
          Net Cash Used by Investment Activities.... $(33,004)     $(45,250)
                                                     --------      --------
Cash Flows--Financing Activities
    Proceeds from issuance of common stock .........      114         2,734
    Income tax benefit credited to equity...........       21
    Dividends paid..................................   (6,284)       (6,332)
    Purchases of treasury stock ....................   (6,286)
    ESOP note receivable repayment..................      600
    Increase in short-term debt ....................   56,600        31,700
    Repayment of long-term debt ....................   (3,451)          (13)
                                                     --------      --------
          Net Cash Provided by Financing Activities. $ 41,314      $ 28,089
                                                     --------      --------
Decrease in Cash and Cash Equivalents...............  (10,995)      (22,958)
Cash and Cash Equivalents -
  Beginning of Period...............................   31,602        39,949
                                                     --------      --------
Cash and Cash Equivalents - End of Period .......... $ 20,607      $ 16,991
                                                     ========      ========
Cash Flow from Changes in Current Assets
  and Liabilities:
    Receivables ....................................      464        (1,170)
    Prepaid income taxes ...........................  (11,225)       (4,284)
    Inventories ....................................  (20,377)       (6,826)
    Net assets held for disposal ...................    2,181        (2,023)
    Prepaid expenses and other current assets.......   (1,270)        9,311
    Accounts payable ...............................   (9,492)      (28,773)
    Accrued payroll ................................    2,516        (1,261)
    Accrued income taxes ...........................  (10,443)       (4,377)
    Other accrued taxes ............................     (423)       (2,433)
    Other current liabilities.......................   (3,167)      (25,048)
                                                     --------       -------
Change in Current Assets and Liabilities .......... $(51,236)      $(66,884)
                                                     ========      ========

See accompanying notes to consolidated financial statements.

                           DARDEN RESTAURANTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                Twenty-Six Weeks Ended
                                              November 24,   November 26,
                                                  1996          1995
--------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings...............................  $  9,304    $  4,265
   Adjustments to reconcile net earnings
     to cash flow:
     Depreciation and amortization ...........    70,103      68,122
     Amortization of unearned compensation
     and loan costs ..........................     1,821         528
     Change in current assets and liabilities.   (49,267)    (72,982)
     Change in other liabilities .............       181       1,175
     Loss on disposal of land, buildings and
     equipment................................     2,868       2,987
     Deferred income taxes ...................     8,030       4,324
     Non-cash restructuring expenses .........                73,281
     Other, net...............................        81       1,650
                                                 -------    --------
          Net Cash Provided by Operating
          Activities..........................  $ 43,121    $ 83,350
                                                --------    --------
Cash Flows--Investment Activities
    Purchases of land, buildings and equipment   (83,400)    (85,905)
    Purchases of intangibles .................      (529)     (1,061)
    (Increase) decrease in other assets ......     1,018      (2,105)
    Proceeds from disposal of land, buildings
      and equipment (including net assets held
      for disposal) ..........................    12,734       2,222
                                                --------    --------
          Net Cash Used by Investment
          Activities..........................  $(70,177)   $(86,849)
                                                --------    --------
Cash Flows--Financing Activities
    Proceeds from issuance of common stock ...       938       3,120
    Income tax benefit credited to equity.....       289
    Dividends paid ...........................    (6,284)     (6,332)
    Purchases of treasury stock ..............    (9,192)
    ESOP note receivable repayment ...........       600         900
    Increase in short-term debt ..............    17,700       2,700
    Proceeds from issuance of long-term debt..    16,900
    Repayment of long-term debt ..............    (3,454)        (32)
    Payment of loan costs ....................      (177)
                                                --------    --------
          Net Cash Used by Financing
          Activities................ .........  $ 17,320    $    356
                                                --------    --------
Decrease in Cash and Cash Equivalents.........    (9,736)     (3,143)
Cash and Cash Equivalents - Beginning of
  Period......................................    30,343      20,134
                                                --------    --------
Cash and Cash Equivalents - End of Period ....  $ 20,607    $ 16,991
                                                ========    ========

Cash Flow from Changes in Current Assets
  and Liabilities:
    Receivables ..............................    (4,127)     (1,600)
    Prepaid income taxes .....................   (11,225)     (4,284)
    Inventories ..............................   (19,177)     (8,406)
    Net assets held for disposal .............                (1,709)
    Prepaid expenses and other current assets.      (642)      8,524
    Accounts payable .........................     1,462     (38,078)
    Accrued payroll ..........................      (398)     (3,287)
    Accrued income taxes .....................   (12,522)    (11,950)
    Other accrued taxes ......................     3,029       1,437
    Other current liabilities                     (5,667)    (13,629)
                                                --------     -------
 Change in Current Assets and Liabilities ....  $(49,267)   $(72,982)
                                                ========    ========

See accompanying notes to consolidated financial statements.

                           DARDEN RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
             (Dollar Amounts In Thousands, Except per Share Data)

Note 1 - Background

      These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks and twenty-six weeks ended November 24, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

      These statements should be read in conjunction with the consolidated financial statements and footnotes included in Darden's annual report on Form10-K for the year ended May 26, 1996. The accounting policies used in preparing these consolidated financial statements are the same as those described in Darden's annual report on Form10-K.

Note 2 -  Consolidated Statements of Cash Flows

      During the thirteen and twenty-six weeks ended November 24, 1996, Darden paid $917 and $9,134 respectively, for interest (net of amount capitalized) and $12,358 and $19,198 respectively, for income taxes.

Note 3 - Restructuring Expense

      Darden recorded pretax restructuring expense of $75,000 during the thirteen weeks ended August 27, 1995 related to the closing of all China Coast restaurants. These expenses resulted in a reduction of net earnings of $44,849 ($.28 per share) and primarily relate to the write-down of land, buildings and equipment to net realizable value. As of November 24, 1996, $9,430 of cash payments had been charged against the restructuring reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings (loss) for the thirteen and twenty-six weeks ended November 24, 1996 and November 26, 1995.


                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                  ----------------------------------------------
                                  November    November   November    November
                                  24, 1996    26, 1995   24, 1996    26, 1995
                                  ----------------------------------------------
Sales............................... 100.0%     100.0%     100.0%       100.0%
Costs and Expenses:
Cost of sales:
    Food and beverages..............  34.5       33.0       33.8         33.1
    Restaurant labor................  33.7       30.7       32.1         30.0
    Restaurant expenses.............  16.0       15.3       15.7         15.1
                                     -----      -----      -----        -----
      Total Cost of Sales...........  84.2%      79.0%      81.6%        78.2%

Selling, general and administrative.  12.5       12.2       12.4         11.8
Depreciation and amortization.......   4.7       4.5         4.5          4.3
Interest, net.......................   0.7       0.8         0.7          0.7
                                     -----      -----      -----        -----
      Total Costs and Expenses before
      Restructuring Expenses........ 102.1%     96.5%       99.2%        95.0%
                                     -----     -----       -----        -----
Restructuring.......................   0.0       0.0         4.8          0.0
                                     -----     -----       -----        -----
      Total Costs and Expenses
      after Restructuring Expenses.. 102.1%     96.5%       99.2%        99.8%
                                     -----     -----       -----        -----
Earnings (Loss) before Income Taxes.  (2.1)      3.5         0.8          0.2
Income Taxes........................   0.6      (1.3)        (.2)        (0.1)
                                     -----     -----       -----        -----
Net Earnings (Loss).................  (1.5)%     2.2%        0.6%         0.3%
                                     =====     =====       =====        =====

Net Earnings (Loss) before Restructuring Expenses:
Earnings (Loss) before Restructuring
  Expenses and Income Taxes.......... (2.1)%     3.5%        0.8%         5.0%
Income Taxes before Restructuring
  Expenses...........................  0.6      (1.3)       (0.2)        (1.9)
                                     =====     =====       =====        =====
Net Earnings (Loss) before
Restructuring Expenses..............  (1.5)%     2.2%        0.6%         3.1%
                                     =====     =====       =====        =====

RESULTS OF OPERATIONS

      Operating results before restructuring expenses for the thirteen and twenty-six weeks ended November 24, 1996 and November 26, 1995 are summarized below:

                                               (Dollar Amounts in Thousands,
                                                   Except Per Share Data)
                                     -------------------------------------------
                                         Thirteen Weeks       Twenty-Six Weeks
                                             Ended                 Ended
                                     -------------------------------------------
                                      November   November   November   November
                                      24, 1996   26, 1995   24, 1996   26, 1995
                                     -------------------------------------------
Earnings (Loss) before  Restructuring
  Expenses and Income Taxes.........  $(15,819)   $26,000    $13,074    $78,004
Income Taxes before Restructuring
  Expenses..........................     4,650     (9,672)    (3,770)   (28,890)
                                      --------    -------    -------    -------
Net Earnings (Loss) before
  Restructuring Expenses............  $(11,169)   $16,328    $ 9,304    $49,114
                                      ========    =======    =======    =======
Earnings (Loss) Per Share before
  Restructuring  Expenses...........  $  (0.07)   $  0.10    $  0.06    $  0.31
                                      =========   =======    =======    =======

     For the fiscal 1997 second quarter ended November 24, 1996, the Company incurred a net loss of $11.2 million or seven cents per share, compared to net earnings of $16.3 million or ten cents per share in the second quarter of last fiscal year. The second quarter net loss was caused by reduced operating profits at Red Lobster due to actions taken to enhance long-term performance, including new menu items, bolder flavors, lower prices and service improvements. Sales of $748.8 million in the second quarter were up 2.4 percent compared to last year.

     For the first six months of fiscal 1997, net earnings were $9.3 million or six cents per share, compared to earnings before unusual items of $49.1 million or 31 cents per share in the same fiscal 1996 period. The closing of all China Coast restaurants during the first quarter of fiscal 1996 resulted in a $44.8 million after-tax charge (28 cents per share). Fiscal 1996 six months earnings including this unusual item amounted to $4.3 million or three cents per share.

     All cost elements as a percent of sales in the second quarter were affected by Red Lobster's pricing actions. Food and beverage costs for the quarter were 34.5% of sales compared to 33.0% last year because of the strategy to lower check averages and increase portions at Red Lobster. Restaurant labor increased to 33.7% of sales compared to 30.7% last year due to one-time training costs at Red Lobster to launch the new menu, continued wage rate inflation, and higher manager salaries. The Olive Garden also experienced higher training costs to introduce its "Vino Riserva" wine program. Restaurant expenses increased slightly to 16.0% of sales compared to 15.3% last year primarily because of one-time expenses for smallware supplies and maintenance at Red Lobster. As a result of these increased costs, the store-level profit margin decreased to 15.8% in the second quarter of fiscal 1997 compared to 21.0% last year. The increase in second-quarter selling, general and administrative expenses to 12.5% of sales compared to 12.2% of sales last year, was a result of additional field personnel support for the restaurants and the initial heavy advertising to introduce to customers the changes at Red Lobster.

     The effective tax rate for the second quarter of fiscal 1997 was 29.4% compared to 37.2% last year. The estimated effective annual tax rate for fiscal 1997 is approximately 29.0%, which is down from last year's effective tax rate before unusual items of 36.8% because of higher tax credits and lower pre-tax income for the year.

     Food and beverage costs for the first six months of fiscal 1997 were 33.8% of sales, up from last year's 33.1%. Again, this unfavorable increase resulted from the strategy to lower check averages and increase portions at Red Lobster. Restaurant labor costs were 32.1%, up from last year's 30.0% due again to one-time training costs at Red Lobster to launch the new menu, continued wage inflation and higher manager salaries. Restaurant expenses were 15.7% of sales, compared to 15.1% in the prior year. Selling, general and administrative expense rose to 12.4% of sales, compared to 11.8% in the prior year.

DIVISION RESULTS

     Red Lobster sales of $437.6 million for the fiscal 1997 second quarter were roughly the same as last year's second quarter. Same-store sales in the U.S. were down 3.6% for the entire second quarter, primarily because of sharply lower sales early in September before the new menu was introduced on September 16. Because of the one-time costs associated with the new menu roll-out and lower margins, Red Lobster reported an operating loss for the second quarter. Customers responded very favorably to Red Lobster's new menu and service initiatives. Since September 16, customer traffic has averaged more than eight percent higher than in the prior year. Because of the lower entree prices and somewhat reduced preference for appetizers and other add-ons, the average customer check also declined by more than eight percent, resulting in a very slight decline in same-store sales compared to an industry sample which had a decline of over three percent. Through the first six months of fiscal 1997, Red Lobster's sales declined 2.6% to $913 million and same-store sales in the U.S. declined by 5.0%.

     During the second quarter, Red Lobster opened four stores and closed one for a total of 733 stores compared to 710 stores last year. Also, Red Lobster relocated five stores during the quarter, four of which utilized former China Coast sites, and intends to relocate 11 more stores during the remainder of the fiscal year. Also, during the second quarter, 35 restaurants were remodeled with the wharfside decor package at an average cost of under $200,000 each. The balance of restaurants scheduled to be remodeled are expected to be completed by the end of the fiscal year.

     The Olive Garden continued its positive momentum in the second quarter of fiscal 1997 as sales increased 5.8% to $309.6 million. Same-store sales in the U.S. increased 2.5%, marking the ninth consecutive quarter of same-store sales increases. The Olive Garden's second-quarter operating profits were slightly ahead of last year. Through the first six months of fiscal 1997, The Olive Garden sales increased 3.9% to $638.5 million and same-store sales in the U.S. increased by 1.4%. Also, The Olive Garden introduced a new wine service program in October where customers pour their own wine and pay on the honor system. This program has shown promising results, has increased overall guest satisfaction and boosted alcoholic beverage sales. During the second quarter, The Olive Garden opened two stores and closed one for a total of 491 restaurants compared to 478 restaurants last year.

     The initial Bahama Breeze restaurant in Orlando continues to deliver strong performance. Construction has commenced on a second unit in the Orlando market, with opening planned for May 1997.

     The table below details the number of restaurants open at the end of the second quarter of fiscal year 1997, compared with the number open at the end of fiscal year 1996 and the end of last fiscal year's second quarter.


                                         NUMBER OF RESTAURANTS

                     November 24, 1996     May 26, 1996      November 26, 1995
                     -----------------     ------------      -----------------
Red Lobster - USA            681                677                 658
Red Lobster - Canada          52                 52                  52
                           -----              -----               -----
        Total                733                729                 710

Olive Garden - USA           475                471                 461
Olive Garden - Canada         16                 16                  17
                           -----              -----               -----
        Total                491                487                 478

Bahama Breeze                  1                  1                   0
                           -----              -----               -----
        Total              1,225              1,217               1,188
                           =====              =====               =====

                          PART II-OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      Information  contained  on  pages  4  through  16 of the  Company's  Proxy
Statement dated August 2, 1996, filed with the Securities and Exchange Commission on August 2, 1996, describing matters submitted to a vote at the Annual Meeting of Shareholders on September 19, 1996, is incorporated by reference in this report.

      (a)   The Annual Meeting of Shareholders was held on September 19, 1996.

      (b) The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. All nominees described in the Proxy Statement, referenced above, were elected.

      (c) At the Annual Meeting, the Shareholders took the following actions:

            (i)   Elected the following nine directors:

                  H. Brewster Atwater    For      135,760,581
                                         Withheld   1,375,112

                  John P. Birkelund      For      134,740,069
                                         Withheld   2,395,624

                  Daniel B. Burke        For      135,832,640
                                         Withheld   1,303,053

                  Joe R. Lee             For      134,757,331
                                         Withheld   2,378,362

                  Betty Southard Murphy  For      134,716,452
                                         Withheld   2,419,241

                  Jeffrey J. O'Hara      For      134,723,390
                                         Withheld   2,412,303

                  Michael D. Rose        For      135,839,449
                                         Withheld   1,296,244

                  Jack A. Smith          For      135,838,302
                                         Withheld   1,297,391

                  Blaine Sweatt          For      134,752,407
                                         Withheld   2,383,286

            (ii)  Approved   appointment   of  KPMG   Peat   Marwick   LLP  as
                  independent auditor.

                              For            136,264,694
                              Against            360,799
                              Abstain            510,200
                              Broker Non-Vote          0

            (iii) Approved  the Stock  Option and  Long-Term  Incentive  Plan of
                  1995, as amended, as further described in those portions of the Proxy Statement referenced above.

                              For            122,525,247
                              Against         13,345,047
                              Abstain          1,263,048
                              Broker Non-Vote      2,351

            (iv) Approved the Stock Option and Long-Term Incentive Conversion Plan, as amended, as further described in those portions of the Proxy Statement referenced above.

                              For            129,369,442
                              Against          6,433,385
                              Abstain          1,330,515
                              Broker Non-Vote      2,351

            (v) Approved the Management Incentive Plan, as amended, as further described in those portions of the Proxy Statement referenced above.

                              For            129,261,194
                              Against          6,540,623
                              Abstain          1,331,525
                              Broker Non-Vote      2,351

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            Exhibit 11  Determination   of  Common  Shares  and  Common  Share
                        Equivalents

            Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

            Exhibit 27  Financial Data Schedule

      (b)   Reports on Form 8-K.

            During the fiscal quarter ended November 24, 1996, the Company filed the following report on Form 8-K:

            On September 20, 1996, the Company filed a Form 8-K to report certain financial results for the first quarter of fiscal year 1997, new operating initiatives at Red Lobster restaurants, an increased stock buyback program, and the declaration of a dividend of four cents per share payable on November 1, 1996 to shareholders of record on October 10, 1996.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DARDEN RESTAURANTS, INC.


Dated:  December 19, 1996                 By:   /s/ C.L. WHITEHILL
                                                C.L. Whitehill
                                                Senior Vice President,
                                                General Counsel and Secretary



Dated: December 19, 1996                  By:   /s/ JAMES D. SMITH
                                                James D. Smith
                                                Senior Vice President - Finance
                                                (Principal financial and
                                                accounting officer)

                              INDEX TO EXHIBITS

Exhibit
Number                  Exhibit Title                                   Page

   11       Determination of Common Shares and Common Share
            Equivalents                                                   15

   12       Computation of Ratio of Consolidated Earnings (Loss)
            to Fixed Charges                                              16

   27       Financial Data Schedule                                       17