Form 10-Q
period 1997-02-23
DARDEN RESTAURANTS INC
filed 1997-03-24
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 23, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the transition period from ............... to ...............

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days._X_ Yes ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of common stock  outstanding as of March 13, 1997:
152,980,212 (excluding 6,941,369 shares held in treasury).

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                       Page
Part I - Financial Information

      Item 1.  Financial Statements

            Consolidated Statements of Earnings                          2

            Consolidated Balance Sheets                                  4

            Consolidated Statements of Cash Flows                        5

            Notes to Consolidated Financial Statements                   7

      Item 2.  Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                       8

Part II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                              12

Index to Exhibits                                                       13

                          PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)
                                       Thirteen Weeks Ended
                               February 23, 1997   February 25, 1996
--------------------------------------------------------------------

Sales.......................       $800,846            $795,111
Costs and Expenses:
Cost of sales:
  Food and beverages........        277,824             262,230
  Restaurant labor..........        258,555             237,076
  Restaurant expenses.......        116,908             106,973
                                   --------            --------
   Total Cost of Sales......       $653,287            $606,279

Selling, general and                 85,245              95,092
  administrative............
Depreciation and amortization        35,067              31,711
Interest, net...............          5,634               5,532
                                   --------            --------
   Total Costs and Expenses.       $779,233            $738,614
                                   --------            --------

Earnings before Income Taxes         21,613              56,497
Income Taxes................         (5,890)            (20,889)
                                   --------            --------
Net Earnings................       $ 15,723            $ 35,608
                                   ========            ========

Earnings per Share..........        $  0.10             $  0.22
                                    =======             =======

Average Number of Common
  Shares Outstanding........        154,200             159,100
                                   ========            ========

      See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)
                                    Thirty-Nine Weeks Ended
                             February 23, 1997    February 25, 1996
--------------------------------------------------------------------
Sales.......................    $2,355,158           $2,362,316
Costs and Expenses:
Cost of sales:
  Food and beverages........       803,621              780,544
  Restaurant labor..........       757,763              707,715
  Restaurant expenses.......       360,090              343,078
                                ----------           ----------
   Total Cost of Sales......    $1,921,474           $1,831,337

Selling, general and               277,636              280,299
  administrative............
Depreciation and amortization      105,170               99,833
Interest, net...............        16,191               16,346
Restructuring...............                             75,000
                                ----------           ----------
   Total Costs and Expenses.    $2,320,471           $2,302,815


Earnings before Income Taxes        34,687               59,501
Income Taxes................        (9,660)             (19,628)
                                -----------          ----------
Net Earnings................    $   25,027           $   39,873
                                ==========           ==========

Earnings per Share..........    $     0.16           $     0.25
                                ==========           ==========
Average Number of Common
  Shares Outstanding........       156,500              158,800
                                ==========           ==========

      See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 (Unaudited)
                                     February 23, 1997    May 26, 1996
----------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents........    $   28,787        $   30,343
   Receivables......................        30,704            24,772
   Prepaid income taxes.............         9,555
   Inventories......................       147,426           120,725
   Net assets held for disposal.....        42,341            31,762
   Prepaid expenses and other
     current assets.................        14,770            17,298
   Deferred income taxes............        50,789            63,080
                                        ----------        ----------
       Total Current Assets.........    $  324,372        $  287,980

Land, Buildings and Equipment.......     1,680,506         1,702,861
Other Assets........................        94,363            97,663
                                        ----------        ----------
       Total Assets.................    $2,099,241        $2,088,504
                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................    $  152,463        $  128,196
  Short-term debt...................        79,300            72,600
  Current portion of long-term debt.             4                54
  Accrued payroll...................        56,525            53,677
  Accrued income taxes..............                          12,522
  Other accrued taxes...............        19,844            18,921
  Other current liabilities.........       155,189           159,336
                                        ----------        ----------
       Total Current Liabilities....    $  463,325        $  445,306

Long-term Debt......................       313,757           301,151
Deferred Income Taxes...............       101,429           101,109
Other Liabilities...................        18,573            18,301
                                        ----------        ----------
       Total Liabilities............    $  897,084        $  865,867
                                        ----------        ----------
Stockholders' Equity:
   Common stock and surplus.........    $1,267,944        $1,266,212
   Retained earnings................        80,451            61,708
   Treasury stock...................       (69,042)          (25,037)
   Cumulative foreign currency
     adjustment.....................        (9,691)          (10,351)
   Unearned compensation............       (67,505)          (69,895)
                                        ----------        ----------
       Total Stockholders' Equity...    $1,202,157        $1,222,637
                                        ----------        ----------
Total Liabilities and Stockholders'
  Equity............................    $2,099,241        $2,088,504
                                        ==========        ==========

 See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                                February 23,    February 25,
                                                    1997            1996
-------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings............................         $15,723        $ 35,608
  Adjustments to reconcile net earnings to
  cash flow:
   Depreciation and amortization..........          35,067          31,711
   Amortization of unearned compensation and
   loan costs.............................             960             510
   Change in current assets and liabilities         28,461          75,795
   Change in other liabilities ...........              91           1,282
   Loss on disposal of land, buildings and
   equipment..............................           1,593           1,348
   Deferred income taxes..................           4,581          (2,597)
   Other, net.............................             (71)           (207)
                                                  --------        --------
    Net Cash Provided by Operating Activities     $ 86,405        $143,450
                                                  --------        --------
Cash Flows--Investment Activities
  Purchases of land, buildings and equipment       (42,548)        (62,305)
  Purchases of intangibles................             (88)
  Decrease in other assets................             247           2,241
  Proceeds from disposal of land, buildings
    and equipment (including net assets held
    for disposal).........................           9,569          11,213
     Net Cash Used by Investment Activities       $(32,820)       $(48,851)

Cash Flows--Financing Activities
  Proceeds from issuance of common stock..             337           2,104
  Income tax benefit credited to equity...              71
  Purchases of treasury stock.............         (34,813)
  ESOP note receivable repayment..........           1,000             200
  Decrease in short-term debt.............         (11,000)        (52,100)
  Proceeds from issuance of long-term debt                         248,303
  Repayment of long-term debt.............          (1,000)       (250,027)
  Payment of interest rate swap settlement
    costs.................................                         (27,670)
  Payment of loan costs...................                          (1,850)
                                                  --------        --------
     Net Cash Used by Financing Activities        $(45,405)       $(81,040)
                                                  --------        --------

Increase in Cash and Cash Equivalents.....           8,180          13,559
Cash and Cash Equivalents - Beginning of
  Period..................................          20,607          16,991
                                                  --------        --------
Cash and Cash Equivalents - End of Period.        $ 28,787        $ 30,550
                                                  ========        ========
Cash Flow from Changes in Current Assets and
  Liabilities:
  Receivables.............................          (1,805)         (7,947)
  Prepaid income taxes....................           1,670           4,284
  Inventories.............................          (7,524)         25,183
  Net assets held for disposal............                            (485)
  Prepaid expenses and other current assets          3,170           2,640
  Accounts payable........................          22,805          27,516
  Accrued payroll.........................           3,246           1,643
  Accrued income taxes....................                           1,849
  Other accrued taxes.....................          (2,106)         (2,237)
  Other current liabilities...............           9,005          23,349
                                                  --------        --------
Change in Current Assets and Liabilities..        $ 28,461        $ 75,795
                                                  ========        ========

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    Thirty-Nine Weeks Ended
                                                 February 23,     February 25,
                                                     1997             1996
--------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings............................         $ 25,027        $ 39,873
  Adjustments to reconcile net earnings to
  cash flow:
   Depreciation and amortization..........          105,170          99,833
   Amortization of unearned compensation and          2,781           1,038
    loan costs............................
   Change in current assets and liabilities         (20,806)          4,869
   Change in other liabilities ...........              272           2,457
   Loss on disposal of land, buildings and            4,461           4,335
    equipment.............................
   Deferred income taxes..................           12,611           1,727
   Non-cash restructuring expenses........                           71,225
   Other, net.............................               10           1,443
                                                   --------        --------
          Net Cash Provided by Operating
          Activities......................         $129,526        $226,800
                                                   --------        --------
Cash Flows--Investment Activities
    Purchases of land, buildings and equipment     (125,948)       (148,210)
    Purchases of intangibles..............             (617)           (969)
    Decrease in other assets..............            1,265              44
    Proceeds from disposal of land, buildings
    and equipment (including net assets
    held for disposal)....................           22,303          13,435
          Net Cash Used by Investment
          Activities......................        $(102,997)      $(135,700)

Cash Flows--Financing Activities
  Proceeds from issuance of common stock..            1,275           5,224
  Income tax benefit credited to equity...              360
  Dividends paid..........................           (6,284)         (6,332)
  Purchases of treasury stock.............          (44,005)
  ESOP note receivable repayment..........            1,600           1,100
  Increase (decrease) in short-term debt..            6,700         (49,400)
  Proceeds from issuance of long-term debt           16,900         248,303
  Repayment of long-term debt.............           (4,454)       (250,059)
  Payment of interest rate swap settlement
    costs.................................                          (27,670)
  Payment of loan costs...................             (177)         (1,850)
                                                   --------        --------
     Net Cash Used by Financing Activities         $(28,085)       $(80,684)
                                                   --------        --------
Increase (Decrease) in Cash and Cash
  Equivalents.............................           (1,556)         10,416
Cash and Cash Equivalents - Beginning of Period      30,343          20,134
                                                   --------        --------
Cash and Cash Equivalents - End of Period.         $ 28,787        $ 30,550
                                                   ========        ========
Cash Flow from Changes in Current Assets and
  Liabilities:
  Receivables.............................           (5,932)         (9,547)
  Prepaid income taxes....................           (9,555)
  Inventories.............................          (26,701)         16,777
  Net assets held for disposal............                           (2,194)
  Prepaid expenses and other current assets           2,528          11,164
  Accounts payable........................           24,267         (10,562)
  Accrued payroll.........................            2,848          (1,644)
  Accrued income taxes....................          (12,522)        (10,101)
  Other accrued taxes.....................              923            (800)
  Other current liabilities...............            3,338          11,776
                                                   --------        --------
Change in Current Assets and Liabilities..         $(20,806)       $  4,869
                                                   ========        ========

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollar Amounts in Thousands, Except per Share Data)

Note 1 - Background

      These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 23, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 1997.

      These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 26, 1996. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form10-K.

Note 2 - Consolidated Statements of Cash Flows

      During the thirteen and thirty-nine weeks ended February 23, 1997, Darden paid $8,975 and $18,109, respectively, for interest (net of amount capitalized) and $471 and $19,669, respectively, for income taxes.

Note 3 - Restructuring Expense

      Darden recorded restructuring expense of $75,000 during the thirty-nine weeks ended February 25, 1996 related to the closing of all China Coast restaurants. These expenses resulted in a reduction of net earnings of approximately $44,800 ($.28 per share) and primarily relate to the write-down of land, buildings and equipment to net realizable value. These restructuring actions are expected to be substantially completed in fiscal 1997. As of February 23, 1997, $10,722 of cash payments had been charged against the restructuring reserve.

Note 4 - Subsequent Event

      The Company's Board of Directors approved a fourth quarter fiscal 1997 charge totaling $230,100 representing a $159,200 asset impairment write-down under Statement of Financial Accounting Standards No. 121 (SFAS 121) and $70,900 in other restructuring and administrative expenses, including the closing of certain restaurant properties. The asset impairment portion of the charge relates primarily to low performing restaurant properties and other long-lived assets including those restaurants closed in the fourth quarter. The total charge also provides for a planned change in the method of operating in Canada from all company-owned restaurants to franchising. These expenses will result in a reduction of annual and fourth quarter fiscal 1997 net earnings of $145,491 ($0.94 per share).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 23, 1997 and February 25, 1996.

                                  Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                  ----------------------------------------------
                                      February   February    February   February
                                      23, 1997   25, 1996    23, 1997   25, 1996
                                  ----------------------------------------------
Sales...............................    100.0%     100.0%      100.0%     100.0%
Costs and Expenses:
Cost of sales:
   Food and beverages...............     34.7       33.0        34.1       33.0
   Restaurant labor.................     32.3       29.8        32.2       30.0
   Restaurant expenses..............     14.6       13.4        15.3       14.5
                                        -----      -----       -----      -----
       Total Cost of Sales..........     81.6%      76.2%       81.6%      77.5%
Selling, general and administrative.     10.6       12.0        11.8       11.9
Depreciation and amortization.......      4.4        4.0         4.4        4.2
Interest, net.......................      0.7        0.7         0.7        0.7
                                        -----      -----       -----      -----
       Total Costs and Expenses
         before Restructuring
         Expenses...................     97.3%      92.9%       98.5%      94.3%
Restructuring.......................      0.0        0.0         0.0        3.2
                                        -----      -----       -----      -----
       Total Costs and Expenses
         after Restructuring
         Expenses...................     97.3%      92.9%       98.5%      97.5%
                                        -----      -----       -----      -----
Earnings before Income Taxes........      2.7        7.1         1.5        2.5
Income Taxes........................     (0.7)      (2.6)       (0.4)      (0.8)
                                        -----      -----       -----      -----
Net Earnings .......................      2.0%       4.5%        1.1%       1.7%
                                        =====      =====       =====      =====
Net  Earnings  before  Restructuring
Expenses:

Earnings before Restructuring
  Expenses and Income Taxes.........      2.7%       7.1%        1.5%       5.7%
Income Taxes before Restructuring
  Expenses..........................     (0.7)      (2.6)       (0.4)      (2.1)
                                        -----      -----       -----      -----
Net Earnings before Restructuring
Expenses............................      2.0%       4.5%        1.1%       3.6%
                                        =====      =====       =====      =====

RESULTS OF OPERATIONS

      Operating  results  before  restructuring  expenses  for the  thirteen and thirty-nine  weeks ended  February 23, 1997 and February 25, 1996 are summarized below:
                            (Dollar Amounts in Thousands, Except per Share Data)
                                   Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                             ---------------------------------------------------
                                     February   February    February   February
                                     23, 1997   25, 1996    23, 1997   25, 1996
                             ---------------------------------------------------
Earnings before Restructuring
  Expenses and Income Taxes.........  $21,613    $56,497    $34,687    $134,501
Income Taxes before Restructuring
  Expenses..........................   (5,890)   (20,889)    (9,660)    (49,779)
                                      -------    -------    -------    --------
Net Earnings before Restructuring
  Expenses..........................  $15,723    $35,608    $25,027    $ 84,722
                                      =======    =======    =======    ========
Earnings per Share before
  Restructuring Expenses............  $  0.10    $  0.22    $  0.16    $   0.53
                                      =======    =======    =======    ========

      For the fiscal 1997 third quarter ended February 23, 1997, earnings after tax were $15.7 million or ten cents per share, compared to earnings after tax of $35.6 million or 22 cents per share in the third quarter of last fiscal year. The decline in third quarter earnings was mainly attributable to lower earnings at Red Lobster due to actions initiated during the second quarter to enhance long-term performance including new menu items, bolder flavors, lower prices and service improvements. Sales of $800.8 million for the quarter were up almost one percent compared to last year.

      For the first nine months of fiscal 1997, net earnings were $25.0 million or 16 cents per share, compared to earnings before unusual items of $84.7 million or 53 cents per share in the same fiscal 1996 period. The closing of all China Coast restaurants during the first quarter of fiscal 1996 resulted in a $44.8 million after-tax charge (28 cents per share). Fiscal 1996 nine month earnings including this unusual item amounted to $39.9 million or 25 cents per share.

      All cost elements as a percentage of sales in the third quarter were affected by Red Lobster's repositioning strategy initiated in the second quarter. Food and beverage costs for the quarter were 34.7% of sales, compared to 33.0% last year, because of the strategy to lower check averages, and increase portions at Red Lobster. Restaurant labor increased to 32.3% of sales, compared to 29.8% last year, due to continued wage inflation and additional training initiatives to improve service at both Red Lobster and The Olive Garden. Restaurant expenses increased to 14.6% of sales compared to 13.4% last year, primarily due to overall inflation in operating costs during a period when sales grew only modestly. As a result, the store-level profit margin decreased to 18.4% in the third quarter, compared to 23.8% in the prior year. The decrease in third-quarter selling, general and administrative expenses to 10.6% of sales, compared to 12.0% of sales last year, was the result of reduced marketing expense at both Red Lobster and The Olive Garden.

      Food and beverage costs for the first nine months of fiscal 1997 were 34.1% of sales, up from last year's 33.0%. Again, this unfavorable increase was expected and resulted from the strategy to lower check averages and increase portions at Red Lobster. Restaurant labor costs were 32.2%, up from last year's 30.0% due to one-time training costs at Red Lobster to launch the new menu, continued wage inflation and additional training initiatives to improve service at both Red Lobster and The Olive Garden. Restaurant expenses were 15.3% of sales, compared to 14.5% in the prior year. Selling, general and administrative expense decreased to 11.8% of sales, compared to 11.9% in the prior year.

      The effective tax rate for the first nine months of fiscal 1997 was 28% compared to 33% last year. The decline in the effective tax rate reflects higher tax credits and lower pretax income for the year.


DIVISION RESULTS

      Red Lobster sales of $475.3 million were down slightly compared to the third quarter last year. Same-store sales in the U.S. were down 3.6% in the third quarter as a result of the menu changes implemented in September and a move away from high-priced promotions. The shift of the Thanksgiving holiday into this year's third quarter reduced sales and customer traffic by about one percentage point due to all restaurants being closed for business on Thanksgiving day. Customer reaction to the new menu and service initiatives continues to be positive, and third quarter traffic rose by almost four percent over the same period last year (up five percent without the holiday shift), compared with traffic declines of over three percent for competitive casual dining companies. Because of the short-term costs of the many actions underway to improve Red Lobster's operating performance, third-quarter operating profits were significantly below the prior year. In each month of the quarter, however, earnings and profit margins improved over the prior month. Through the first nine months of fiscal 1997, Red Lobster's sales declined 2.0% to $1.39 billion and same-store sales in the U.S. declined by 4.5%.

      During the third quarter, Red Lobster opened three restaurants and closed ten for a total of 726 restaurants compared to 716 at the end of the third quarter last year. Red Lobster also relocated five restaurants during the quarter, all of which utilized former China Coast sites, and intends to relocate four more restaurants during the fourth quarter. Also, during the third quarter, 55 restaurants were remodeled with the wharfside decor package at an average cost of under $200,000 each. The balance of restaurants to be remodeled are expected to be completed by the end of the fiscal year.

      The Olive Garden continued its positive momentum in the third quarter of fiscal 1997 as sales increased 2.5% to $323.9 million. Same-store sales in the U.S. increased 0.6% marking the tenth consecutive quarter of same-store sales increases. As was the case with Red Lobster, the shift of the Thanksgiving holiday into the third quarter reduced same-store sales by about one percentage point. The Olive Garden's third-quarter operating profits were slightly ahead of last year. Through the first nine months of fiscal 1997, The Olive Garden's sales increased 3.5% to $962.4 million and same-store sales in the U.S. increased by 1.2%. During the third quarter, The Olive Garden opened one restaurant and closed three for a total of 489 restaurants at the end of the third quarter, compared to 480 restaurants last year.

      The initial Bahama Breeze restaurant in Orlando celebrated its one-year anniversary with record sales in February. A second restaurant is under construction in the Orlando market and is expected to open in the fourth quarter. The Company hopes to build two to three more Bahama Breeze restaurants in fiscal 1998.

      The table below details the number of restaurants open at the end of the third quarter fiscal year 1997, compared with the number open at the end fiscal year 1996 and the end of last fiscal year's third quarter.

                                        NUMBER OF RESTAURANTS

                     February 23, 1997     May 26, 1996      February 25, 1996
                     -----------------     ------------      -----------------
Red Lobster - USA            674                677                 664
Red Lobster - Canada          52                 52                  52
                           -----              -----               -----
     Total                   726                729                 716

Olive Garden - USA           473                471                 464
Olive Garden - Canada         16                 16                  16
                           -----              -----               -----
     Total                   489                487                 480

Bahama Breeze                  1                  1                   1
                           -----              -----               -----
     Total                 1,216              1,217               1,197
                           =====              =====               =====

      Darden recently completed market optimization studies for Red Lobster and The Olive Garden that assessed the strength of each restaurant location, its financial performance and other factors to determine the optimal number and location of restaurants in major markets. The result is a planned fourth-quarter pretax charge of $230.1 million which will include a write-down of assets under SFAS 121 of $159.2 million for operations in both the U.S. and Canada and other restructuring and administrative actions aggregating $70.9 million. The total cash flow effect is expected to be modestly positive. The fourth-quarter charge covers the following actions:

   The write-down of certain restaurant operating assets to their net realizable value as required under SFAS 121.

   The immediate closing of the Company's poorest performing restaurants in the U.S., including 24 Red Lobster and 12 The Olive Garden restaurants.

   A change in the method of operating in Canada from all company-operated restaurants to franchising. The Company plans to pursue franchising arrangements for its existing 52 Red Lobster and 16 The Olive Garden restaurants in Canada with appropriately capitalized and experienced operators, but no franchising arrangements have been finalized as of the date of filing this report.

   The write-off of outdated restaurant decor, smallwares and equipment, including point-of-sale computer systems in the restaurants.


                            PART II-OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            Exhibit 11  Determination   of  Common  Shares  and  Common  Share
                        Equivalents

            Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

            Exhibit 27  Financial Data Schedule

      (b)   Reports on Form 8-K.

            On December 11, 1996, the Company filed a current report on Form 8-K to announce certain financial results for the second quarter of fiscal year 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DARDEN RESTAURANTS, INC.


Dated:  March 21, 1997                    By:   /s/ C. L. Whitehill
                                             ----------------------
                                                C.L. Whitehill
                                                Senior Vice President,
                                                General Counsel and Secretary



Dated:  March 21, 1997                    By:   /s/ James D. Smith
                                             ---------------------
                                                James D. Smith
                                                Senior Vice President - Finance
                                                (Principal financial and
                                                accounting officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Exhibit Title                                                   Page

   11     Determination of Common Shares and Common Share Equivalents      14

   12     Computation of Ratio of Consolidated Earnings to Fixed Charges   15

   27     Financial Data Schedule                                          16