Form 10-K405
period 1997-05-25
DARDEN RESTAURANTS INC
filed 1997-08-15
CIK 940944

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 25, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    -------------------

                             Commission File Number
                                    1-13666
                             ----------------------

                            DARDEN RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                  59-3305930
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

       5900 LAKE ELLENOR DRIVE
           ORLANDO, FLORIDA                                 32809
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (407) 245-4000
              (Registrant's telephone number, including area code)

                          ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange
          Title of each class                       on which registered
    COMMON STOCK, WITHOUT PAR VALUE                NEW YORK STOCK EXCHANGE
----------------------------------------    ------------------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $9.0625 per share as reported on the New York Stock Exchange on July 28, 1997: $1,375 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  28,  1997:
153,019,238 (excluding 7,124,005 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement dated August 12, 1997 are incorporated by reference into Part III, and portions of Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

                                     PART I

ITEM 1.  BUSINESS OF DARDEN RESTAURANTS, INC.

INTRODUCTION

     Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the world's largest full-service restaurant organization.* In the United States, as of May 25, 1997, it operated 1,122 restaurants in 49 states (the exception being Alaska), including 652 Red Lobster, 461 The Olive Garden, seven The Olive Garden Cafe and two Bahama Breeze restaurants. In addition, the Company operated 67 restaurants in Canada, including 51 Red Lobster units and 16 The Olive Garden units. All of its restaurants in North America are Company-operated. Although the Company has been investigating the possibility of the franchising of its Canadian units, no viable prospects exist as of the date of the filing of this report. In Japan, as of May 25, 1997, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 38 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

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

     While the expansion of the Company's two largest restaurant chains has historically been steady, the number of restaurants for both Red Lobster and The Olive Garden declined in fiscal 1997 due to the closing of under-performing units and an increased focus on system optimization. Red Lobster has grown from three restaurants in operation in 1970 to 703 units in North America by the end of fiscal year 1997. The Olive Garden, an internally developed concept, opened its first restaurant in December of 1982, and expanded to 461 restaurants in the United States and 16 restaurants in Canada by the end of fiscal year 1997. Additionally, at the end of fiscal year 1997, The Olive Garden operated seven cafes in food courts located in regional shopping malls within the United States.

     The Company's newest restaurant concept is Bahama Breeze, an internally developed concept with a Caribbean theme. The Company opened its first Bahama Breeze in Orlando in February of 1996 and a second in May of 1997.

STRATEGY

     The Company is a leader in the casual-dining segment of the restaurant industry. The Company is committed to the following key strategies.

     o Developing and operating distinctive restaurant concepts, each with its own culture, operating practices, physical environment, menu and marketing approach.

------------------------------
* Source: Restaurants & Institutions Magazine, July 1, 1996 edition.

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

     The  following  table  lists the number of  restaurants  by year of the Red
Lobster, The Olive Garden, China Coast and Bahama Breeze concepts and total sales:

              COMPANY-OPERATED RESTAURANTS OPEN AT FISCAL YEAR-END

     FISCAL        RED     THE OLIVE    CHINA     BAHAMA       TOTAL         TOTAL SALES
      YEAR       LOBSTER   GARDEN(a)   COAST(b)   BREEZE   RESTAURANTS(a)   (IN MILLIONS)
     ------      -------   ---------   --------   ------   --------------   -------------
      1970           6                                             6           $    3.5
      1971          24                                            24                9.1
      1972          47                                            47               27.1
      1973          70                                            70               48.0
      1974          97                                            97               72.6
      1975         137                                           137              108.5
      1976         174                                           174              174.1
      1977         210                                           210              229.2
      1978         236                                           236              291.4
      1979         244                                           244              337.5
      1980         260                                           260              397.6
      1981         291                                           291              528.4
      1982         328                                           328              614.3
      1983         360          1                                361              718.5
      1984         368          2                                370              782.3
      1985         372          4                                376              842.2
      1986         401         14                                415              917.3
      1987         433         52                                485            1,097.7
      1988         443         92                                535            1,300.8
      1989         490        145                                635            1,621.5
      1990         521        208          1                     730            1,927.7
      1991         568        272          1                     841            2,212.3
      1992         619        341          1                     961            2,542.0
      1993         638        400          5                   1,043            2,737.0
      1994         675        458         25                   1,158            2,963.0
      1995         715        477         51                   1,243            3,163.3
      1996         729        487          0         1         1,217            3,191.8
      1997         703        477          0         2         1,182            3,171.8

------------------------------
(a) These numbers do not include the seven The Olive Garden Cafes in operation as of May 25, 1997.
(b) In August 1995, the Company approved the closing of all China Coast restaurants.

INDUSTRY OVERVIEW

     In the United States, the restaurant industry generates approximately $211 billion in annual sales, or roughly one-third of total consumer food expenditures.* Expenditures for restaurant dining and other meals prepared away from home have increased from 25% of the food dollar in 1955 to 44% in 1996.* Over the past 20 years, restaurant sales have grown at a rate one to two percentage points faster than the growth of food-at-home sales.* The industry is highly fragmented and is characterized by the presence of thousands of independent operators and small chains. While chain restaurants dominate the fast-food segment with a combined market share of 63%, chains account for just 23% in the full-service segment.* The Company believes that capable operators of strong multi-unit concepts will continue to increase their share of the full-service restaurant market.

     Casual dining is the fastest growing segment of the full-service restaurant market, with sales increasing at a 6.5% annual compound growth rate since 1991.* Today, casual dining represents 36% of full-service restaurant sales, or $35 billion.* Darden is a leader in the casual-dining segment, with approximately a nine percent market share.* Management believes that casual-dining concepts will benefit from favorable demographic trends, most notably the maturing population. Forty to sixty year olds are the most frequent users of casual-dining restaurants, and through this decade and the next, the population aged forty-five or older is projected to increase by approximately 34 million. In addition, "baby-boomers" (i.e., thirty-two to fifty year olds) tend to eat out more than generations before them so, as they age, their casual dining frequency may become even higher. Finally, this group includes a high proportion of two-income families, which the Company believes could increase the demand for food-away-from-home due to a combination of more discretionary income and less discretionary time.

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

RESTAURANT CONCEPTS

RED LOBSTER(R)

     Red Lobster is the largest chain of full-service, seafood-specialty restaurants in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the ninth consecutive year, Red Lobster was named Best Seafood Chain in America in the 1997 America's Choice In Chains national consumer survey published in the February 1, 1997 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.99 to $18.99, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $7.99. During fiscal year 1997, the average check per person was between $12.75 to $14.25, with alcoholic beverages accounting for approximately eight percent of sales. Red Lobster also offers a lower-priced children's menu. The Company maintains approximately 100 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas.

     Red Lobster is currently remodeling its restaurants with a distinctive wharfside look that uses weathered wood accented by nautical artifacts to create a warm and casual seaside atmosphere. Research indicates strong, positive consumer response. As of May 25, 1997, approximately 90% of total Red Lobster units had the wharfside look. This percentage includes 496 remodeled restaurants and 144 new or relocated restaurants. Red Lobster plans to substantially complete the wharfside remodeling project within fiscal year 1998.

------------------------------

*    Sources:  United  States  Department  of  Commerce  Census of Retail  Trade
     (1996); National Restaurant Association Annual Foodservice Forecast (1996); and CREST Annual Household Summary (1996).

THE OLIVE GARDEN(R)

     The Olive Garden is the largest chain of casual, full-service Italian restaurants in the United States. The moderately priced menu features recipes from both northern and southern Italy. For the eighth consecutive year, The Olive Garden was named Best Dinnerhouse Chain in America in the 1997 America's Choice In Chains national consumer survey published in the February 1, 1997 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.95 to $13.95, and lunch entree prices range from $4.75 to $7.95. During fiscal year 1997, the average check per person was between $10.00 and $12.00, with alcoholic beverages accounting for approximately eight percent of sales.

     The Olive Garden places importance on brand building and, as a result, is (like Red Lobster) one of the largest advertisers in the full-service restaurant industry. The Olive Garden Cafe concept, which is a limited-menu cafe in food court settings of regional shopping malls, operated in seven locations at the end of fiscal year 1997. The Company is also experimenting with new restaurant decor and additional menu improvements.

EXPANSION STRATEGY

     During fiscal year 1997, the Company opened 20 restaurants (excluding pre-existing restaurants relocated to other sites). It plans to open from six to ten new Red Lobster, The Olive Garden and Bahama Breeze restaurants during fiscal year 1998 (excluding relocations). The Company's new store openings by concept are shown below:

                                            ACTUAL          PROJECTED
                                          FISCAL 1997      FISCAL 1998
                                          -----------      -----------
     Red Lobster.......................        13                 1
     The Olive Garden..................         6               5-6
     Bahama Breeze.....................         1               0-3
                                               --              ----
     Totals............................        20              6-10
                                               ==              ====

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

     The Company will continue to focus on improving operational execution at The Olive Garden and Red Lobster, and limit new restaurant expansion to the highest-potential sites. The specific number of openings will also depend upon a number of factors, including the Company's ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

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

     The following table illustrates the approximate average capital investment, size and dining capacity of the fiscal year 1997 Red Lobster and The Olive Garden openings (excluding relocations of existing restaurants):

                                   CAPITAL     SQUARE    DINING    DINING
                                 INVESTMENT     FEET     SEATS     TABLES
                                 ----------    ------    ------    ------
     Red Lobster..............   $1,846,000     5,039      162       44
     The Olive Garden.........   $2,529,000     7,092      243       47

     The Red Lobster figures reflect the average of three building sizes which the Company utilizes to expand in trade areas of varying sizes. The building sizes for new restaurants opened in fiscal 1997 (excluding relocations) range from 4,100 to 6,400 square feet; the numbers of dining seats range from 135 to 222; and the numbers of dining tables range from 34 to 58. During fiscal year 1997, Red Lobster opened 13 restaurants that were located primarily in smaller markets.

     The Olive Garden figures reflect the average of three building sizes which the Company utilizes to expand in trade areas of varying sizes. The building sizes for new restaurants opened in fiscal 1997 (excluding relocations) range from 6,050 to 9,100 square feet; the numbers of dining seats range from 180 to 378; and the numbers of dining tables range from 38 to 68. During fiscal year 1997, The Olive Garden opened six restaurants.

     Bahama Breeze opened its second restaurant in Altamonte Springs, Florida, in May, 1997. The Company hopes to secure up to three additional Bahama Breeze restaurant sites for potential fiscal year 1998 openings, but the actual number of openings may vary due to the factors previously discussed.

     The Company systematically reviews the performance of its restaurant sites to ensure that each unit meets its standards. When a unit falls below minimum standards, a thorough analysis is completed to determine the causes, and marketing and operational plans are implemented to improve that unit's performance. If performance does not improve to acceptable levels, the site is evaluated for relocation, closing or conversion to one of the Company's other concepts. In fiscal year 1997, the Company permanently closed 38 Red Lobster restaurants in the United States and one Red Lobster restaurant in Canada. During the same period, The Olive Garden permanently closed 16 restaurants in the United States. For a discussion of restructuring and asset impairment charges related to these restaurant closings, see Management's Discussion of
Results of Operations and Financial Condition and Note 3 of Notes to Consolidated Financial Statements on pages 12 and 19, respectively, of the Company's 1997 Annual Report to Stockholders.

     During fiscal 1997, Red Lobster relocated or rebuilt 20 restaurants (not included in the numbers of new store openings or permanent closings stated above). These actions repositioned older Red Lobster restaurants to better locations and/or more contemporary buildings.

RESTAURANT OPERATIONS

     The Company believes that high-quality restaurant management is critical to its long-term success. It also believes that its leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options, help attract and retain highly-motivated restaurant managers committed to providing superior customer satisfaction and outstanding business results.

     The Company's restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 115 hourly employees, most of whom work part-time. The Company issues detailed operations manuals covering all aspects of restaurant operations as well as food and beverage manuals which detail the preparation procedures of the Company's formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with the Company's operating standards. Restaurant general managers report to directors at Red Lobster and The Olive Garden, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to ensure strict adherence to all aspects of the Company's standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operational training programs. These efforts include a 12-to-15 week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs vary by restaurant concept but include improvement of leadership, restaurant business management and culinary skills. The Company also utilizes a highly structured training program to open new restaurants, including training teams consisting of groups of employees experienced in all aspects of restaurant operations. The opening training teams typically begin on-site training one week prior to opening and remain on location one week following the opening. They are phased out when appropriate to ensure a smooth transition to the restaurant's operating staff.

QUALITY ASSURANCE

     The Company's Quality Assurance Department helps ensure that all restaurants provide high-quality food products in a clean and safe environment. The Company ensures that all seafood purchased meets or exceeds its specifications through rigorous physical evaluation and testing. Since 1976, the Company has maintained a microbiological laboratory to routinely test seafood and commodity products for quality. In addition, quality assurance managers visit each restaurant location periodically throughout the year to ensure that food is properly handled, and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. The Company uses independent third party auditors to inspect and evaluate vendors of commodity food products to ensure that its suppliers are operating under good manufacturing practices with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

PURCHASING AND DISTRIBUTION

     The Company's ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and buys internally specified food and supplies from more than 1,490 suppliers in 44 countries. To ensure the quality of all food products, suppliers are required to meet strict quality control standards in the development, harvest, catch and/or production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to ensure availability of products and stability of costs.

     The Company believes that its seafood purchasing capabilities are a significant competitive advantage. The Company's purchasing staff routinely travels within the United States and internationally to source over 100 varieties of top-quality seafood at competitive prices. Red Lobster is the single largest buyer in the United States of many seafood products. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly when possible. It employs an agent in South America to provide timely information on local seafood market trends, identify purchasing opportunities and inspect product at the source. It also operates a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, the Company believes that it has demonstrated the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through a national distribution company. See Note 2 of Notes to the Consolidated Financial Statements on page 19 of the Company's 1997 Annual Report to Stockholders.

ADVERTISING AND MARKETING

     The Company believes that it has developed significant advertising and marketing capabilities. The Company's size enables it to be the dominant advertiser in the full-service segment of the restaurant industry. The Company leverages the efficiency of national network television advertising and supplements it with local market television advertising. The Company's restaurants appeal to a broad spectrum of consumers and it uses advertising and product promotions to attract customers. The Company implements periodic promotions as appropriate to maintain and increase its sales and profits. It also relies on radio and newspaper advertising, as well as newspaper and direct mail couponing programs to attract customers. The Company has developed and consistently utilizes sophisticated consumer marketing research
techniques   to  monitor   customer   satisfaction   and   customers'   evolving
expectations.

EMPLOYEES

     At the end of fiscal year 1997, the Company employed 114,582 persons: 1,105 corporate personnel; 87 seafood processing plant personnel; 5,446 restaurant management personnel; and the remainder, hourly restaurant personnel. Of the 1,105 corporate employees, 621 were in management and 484 were administrative or office employees. The operating executives of the Company have an average of more than 18.1 years of experience with the Company. The restaurant general managers average 9.4 years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

MANAGEMENT INFORMATION SYSTEMS

     The Company strives for leadership in the restaurant business by utilizing technology as a competitive advantage. Since 1975, in-store computers have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant chain. Restaurant support is provided from the corporate office, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants each night, providing timely and extensive information each morning on business activity in every location. The corporate office houses the Company's Data Center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. The Company uses internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power in terms of hardware and software to be distributed effectively to each of the Company's restaurant locations.

     The Company's management believes these systems have well positioned the Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in information systems and computing technology. The Company utilizes a long-range information systems plan that is prepared internally and reviewed with senior management. The plan is a result of projects approved by the Information Systems Executive Steering Committee. This plan prioritizes information systems projects based upon financial, regulatory and other business advantage criteria.

     The Company has committed the resources necessary to ensure that its critical information systems and technology are "Year 2000 compliant" in advance of the next millennium. "Year 2000 compliant" refers to information systems and technology that accurately process date/time data (including calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries and, in particular, the years 1999 and 2000. As of May 25, 1997, approximately 25% of the Company's systems either have been modified to be Year 2000 compliant or have been eliminated due to changes in business requirements. Remaining applications are expected to be Year 2000 compliant over the next two years. The total cost to the Company of achieving Year 2000 compliant systems is not expected to have a material impact on the Company's financial condition or results of operations.

COMPETITION

     The restaurant industry is intensely competitive with respect to food quality, price, service, restaurant location, concept, the attractiveness of facilities, and the effectiveness of advertising and marketing programs. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers' discretionary purchasing power. The Company competes within each market with national and regional chains as well as locally-owned restaurants, not only for customers but also for management and hourly personnel and suitable real estate sites. Restaurants face growing competition from the supermarket industry, which is offering "convenient meals" in the form of improved entrees and side dishes from the deli section. The Company expects intense competition to continue in all of these areas.

TRADEMARKS AND RELATED AGREEMENTS

     The Company regards its Red Lobster(R), The Olive Garden(R) and Bahama Breeze(SM) servicemarks as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important servicemarks and trademarks whenever possible and to oppose vigorously any infringement of them.

     The only restaurant operations outside of North America historically have been conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, Inc., entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 38 Red Lobster restaurants in Japan as of May 25, 1997. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not expected to be material.

SEASONALITY

     The Company's sales volumes fluctuate seasonally, and are generally higher in the spring and summer months, and lower in the fall and winter months. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

     Presently about eight percent of restaurant revenues are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. The Company is also subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person causing the injury. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during the fiscal year ended May 25, 1997, have not had a material effect on the Company's operations.

     The Company is subject to federal and state environmental regulations, but these rules have not had a material effect on the Company's operations.

     The Company continues to monitor its facilities for compliance with the Federal Americans With Disabilities Act ("ADA") and related state statutes in order to conform to their requirements. Under the ADA and related state laws, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons.

     The Company is currently operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. The TRAC agreement is expected to reduce the likelihood of future chain-wide employer-only FICA assessments for previously unreported tips.

EXECUTIVE OFFICERS

     The executive officers of the Company as of the date of this report are as follows.

     Joe R. Lee, age 56, is currently Chief Executive Officer and Chairman of the Board of Darden. Mr. Lee joined Red Lobster in 1967 as a member of its founding team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, and an Executive Vice President in 1981, was named Executive Vice President, Finance and International Restaurants in 1991, and was elected a Vice Chairman of General Mills in 1992 with responsibility for various consumer foods businesses and corporate staff functions. Mr. Lee was elected a director of General Mills in 1985. He was named Chief Executive Officer of Darden in December of 1994.

     Blaine Sweatt, III, age 49, is President, New Business Division. He joined General Mills in 1976 in the Red Lobster organization and was named Director of New Restaurant Concept Development in 1981. Mr. Sweatt led the teams that developed the concepts for The Olive Garden, China Coast and Bahama Breeze. He was named Vice President in 1985 and Senior Vice President in 1994.

     Bradley D. Blum, age 43, is President of The Olive Garden. Mr. Blum joined General Mills in 1978. He was named Director of Marketing in 1984, responsible for Big G Cereals, and he became Vice President of Big G New Enterprises in 1989. In 1990, he was named Vice President of Marketing for Cereal Partners Worldwide, General Mills' joint venture with Nestle, headquartered in Switzerland. He joined the Company in 1994 as Senior Vice President of Marketing for The Olive Garden and was named President of The Olive Garden in December of 1994. He was named Senior Vice President of Darden in September of 1995.

     Clarence Otis, Jr., age 41, is Senior Vice President, Investor Relations and Treasurer of the Company. Mr. Otis joined the Company in 1995 as Vice President and Treasurer. In July of 1997, he assumed responsibility for Investor Relations and was named to his present position. Prior to joining the Company, Mr. Otis was employed by Chemical Securities, Inc. in New York where he had been Managing Director and Manager of Public Finance since 1991. Prior to his work at Chemical Securities, Mr. Otis was employed by Siebert Municipal Capital Group as Managing Director and Principal.

     Daniel Lyons, age 44, is Senior Vice President, Personnel of the Company with overall responsibility for all personnel, including aviation, benefits, compensation, employment, corporate security, and diversity management. Mr. Lyons joined the Company in 1993 as Senior Vice President of Personnel for The Olive Garden. He was elected to his present position in January of 1997. Prior to joining The Olive Garden, Mr. Lyons spent 18 years with the Quaker Oats Company.

     James D. Smith, age 54, is Senior Vice President, Finance, with responsibility for Financial Operations, Treasury and Information Services. Mr. Smith joined General Mills in 1982 and was named Senior Vice President and Controller of the restaurant operations in 1988. He was named to his present position in December of 1994.

     Richard J. Walsh, age 45, is Senior Vice President, Corporate Relations, with responsibility for all corporate communications, environmental relations, media and government, public and community relations, including the Darden
Foundation. Mr. Walsh joined General Mills in 1984 as Manager of Government Affairs for Red Lobster. He was named Vice President of Government Relations in 1987 and was promoted to his present position in December of 1994.

     Clifford L. Whitehill, age 66, was named a Senior Vice President of the Company in December of 1994. Mr. Whitehill joined General Mills in 1962 as an attorney in the Law Department. He was appointed Assistant General Counsel in 1968, elected Vice President in 1971, named General Counsel in 1975, elected Senior Vice President in 1981 and elected Secretary of General Mills in 1983. Mr. Whitehill retired from General Mills immediately prior to the Distribution, and on that date he assumed his responsibilities at Darden as Senior Vice President, General Counsel and Secretary.

ITEM 2.  PROPERTIES

     As of May 25, 1997, the Company operated 1,189 restaurants, including 703 Red Lobster, 477 The Olive Garden, seven The Olive Garden Cafe and two Bahama Breeze restaurants in the following locations:

     Alabama (18)               Arizona (24)              Arkansas (10)             California (96)
     Colorado (21)              Connecticut (12)          Delaware (4)              Florida (113)
     Georgia (37)               Hawaii (1)                Idaho (5)                 Illinois (49)
     Indiana (34)               Iowa (15)                 Kansas (11)               Kentucky (13)
     Louisiana (11)             Maine (5)                 Maryland (17)             Massachusetts (8)
     Michigan (42)              Minnesota (18)            Mississippi (8)           Missouri (26)
     Montana (2)                Nebraska (7)              Nevada (9)                New Hampshire (5)
     New Jersey (27)            New Mexico (8)            New York (47)             North Carolina (25)
     North Dakota (4)           Ohio (67)                 Oklahoma (18)             Oregon (9)
     Pennsylvania (51)          Rhode Island (2)          South Carolina (18)       South Dakota (3)
     Tennessee (25)             Texas (101)               Utah (9)                  Vermont (2)
     Virginia (37)              Washington (20)           West Virginia (5)         Wisconsin (21)
     Wyoming (2)                Canada (67)

     Of the Company's 1,189 restaurants open on May 25, 1997, 744 were on owned sites and 445 were on leased sites. The 445 leases are classified as follows:

     Land-Only Leases (Darden owns buildings and equipment)      293
     Ground and Building Leases                                   81
     Space/In-Line/Other Leases                                   71
                                                                 ---
          Total                                                  445
                                                                 ===

     The Company owns its executive offices, culinary center and training facilities in Orlando, Florida. It also owns and operates a small seafood processing plant in St. Petersburg, Florida. Except in limited instances, the Company's restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by the Company.

     See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 20 and 23, respectively, of the Company's 1997 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (no par value) has been registered and is traded on the New York Stock Exchange. As of July 28, 1997, the number of record holders of common stock was 27,969. Trading of the Company's common stock began on a "when issued" basis on May 9, 1995, at a price per share of $9.375. The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period from the Distribution to the end of fiscal year 1997.

                      PER SHARE SALES PRICE OF COMMON STOCK

FISCAL YEAR
   1996          FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
--------------------------------------------------------------------------------
   HIGH              $11.50          $12.00          $13.25           $14.00
   LOW               $ 9.75          $10.00          $10.625          $11.50
--------------------------------------------------------------------------------

FISCAL YEAR
   1997          FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
--------------------------------------------------------------------------------
   HIGH             $12.125          $ 9.25          $ 9.375          $ 8.50
   LOW              $ 7.50           $ 7.75          $ 6.75           $ 6.875
--------------------------------------------------------------------------------

     During fiscal year 1997, the Company declared two semi-annual dividends of four cents per share each. The first semi-annual dividend (four cents per share) was paid on November 1, 1996, to stockholders of record on October 10, 1996. The second semi-annual dividend (four cents per share) was paid on May 1, 1997, to stockholders of record on April 10, 1997.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The information for fiscal years 1993 through 1997, contained in the Five-Year Financial Summary on page 27 of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 12 through 13 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Independent  Auditors'  Report,  Consolidated  Statements  of Earnings
(Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 14 through 26 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Information Concerning Nominees" on pages 3 through 4, "Committees of the Board" on pages 5 through 6, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's definitive proxy materials dated August 12, 1997, is incorporated herein by reference. Certain information regarding executive officers is contained in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the sections entitled "Board Compensation and Benefits" on pages 4 and 5, "Summary Compensation Table" on pages 8 through 9, and "Option Grants in Last Fiscal Year" on page 9 of the Company's definitive proxy materials dated August 12, 1997, is incorporated by reference. The information appearing in such proxy materials under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the sections entitled "Certain Owners of Common Stock" on page 2 and "Share Ownership of Directors and Officers" on pages 6 through 7 of the Company's definitive proxy materials dated August 12, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Certain Relationships and Related Transactions" on page 7 of the Company's definitive proxy materials dated August 12, 1997, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS:

     Consolidated Statements of Earnings (Loss) for the fiscal years ended May 25, 1997, May 26, 1996, and May 28, 1995 (incorporated by reference to page 15 of the Company's 1997 Annual Report to Stockholders)

     Consolidated Balance Sheets at May 25, 1997 and May 26, 1996 (incorporated by reference to page 16 of the Company's 1997 Annual Report to Stockholders)

     Consolidated Statements of Cash Flows for the fiscal years ended May 25, 1997, May 26, 1996 and May 28, 1995 (incorporated by reference to page 17 of the Company's 1997 Annual Report to Stockholders)

     Notes to Consolidated Financial Statements (incorporated by reference to pages 18 through 26 of the Company's 1997 Annual Report to Stockholders)

     2. FINANCIAL STATEMENTS SCHEDULES:

        Not applicable.

     3. EXHIBITS:

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

     EXHIBIT NUMBER                            TITLE

          3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995)

          3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

          4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 effective May 5,
                    1995)

          4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

        *10(a) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

        *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5,
                    1995)

        *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5,
                    1995)

        *10(f)      Stock   Plan  for   Non-Employee   Directors   of  Darden
                    Restaurants, Inc. (incorporated herein by reference to Exhibit 10(f) to the Company's Registration Statement on Form 10 Effective May 5, 1995)

        *10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(g) to the Company's Registration Statement on Form 10 effective May 5, 1995)

------------------------------

* Items that are management contracts or compensatory plans or arrangements to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

        *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Norwest Bank Minnesota, N.A., as Trustee

        *10(j) Form of Management Continuity Agreement between the Company and certain of its executive officers

         11         Determination of Common Shares and Common Share Equivalents

         12         Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges

         13 Portions of 1997 Annual Report to Stockholders (incorporated by reference herein)

         21         Subsidiaries of Darden Restaurants, Inc.

         23         Independent Accountant's Consent

         24         Powers of Attorney

         27         Financial Data Schedule

------------------------------

* Items that are management contracts or compensatory plans or arrangements to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(b) REPORTS ON FORM 8-K. During the last quarter covered by this Report, the Company filed one report on Form 8-K. On March 11, 1997, the Company filed a Current Report on Form 8-K announcing certain financial results for the third quarter of fiscal year 1997 and a $230 million fourth-quarter pretax charge.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 15, 1997                DARDEN RESTAURANTS, INC.
                                            By: /s/ C.L. Whitehill
                                                ------------------
                                                C.L. Whitehill
                                             SENIOR VICE PRESIDENT,
                                         GENERAL COUNSEL AND SECRETARY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person's on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE                      TITLE                        DATE

/s/ H.B. Atwater, Jr.        Director
--------------------------
H.B. Atwater, Jr.*

/s/ Daniel B. Burke          Director
--------------------------
Daniel B. Burke*

/s/ Betty Southard Murphy    Director
--------------------------
Betty Southard Murphy*

/s/ Jack A. Smith            Director
--------------------------
Jack A. Smith*

/s/ Michael D. Rose          Director
--------------------------
Michael D. Rose*

/s/ Joe R. Lee               Director, Chairman of the Board     August 15, 1997
--------------------------   and Chief Executive Officer
Joe R. Lee                   (principal executive officer)

/s/ Blaine Sweatt, III       Director and President,
--------------------------   New Business Division
Blaine Sweatt, III*

/s/ James D. Smith           Senior Vice President-Finance       August 15, 1997
--------------------------   (principal financial officer and
James D. Smith               principal accounting officer)


*BY:  C.L. Whitehill
      Attorney-In-Fact
      August 15, 1997

                                  EXHIBIT INDEX

                                    EXHIBITS


        EXHIBIT
        NUMBER                                  TITLE

          3(a)           Articles  of  Incorporation   (incorporated  herein  by
                         reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995)

          3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

          4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 10 effective May 5, 1995)

          4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

        *10(a)           Darden   Restaurants,   Inc.  Stock  Option  and
                         Long-Term Incentive Plan of 1995, as amended (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(b)           Darden   Restaurants,    Inc.   FlexComp   Plan
                         (incorporated  herein by reference to Exhibit  10(b) to
                         the  Company's   Registration   Statement  on  Form  10
                         effective May 5, 1995)

        *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(d)           Supplemental  Pension Plan of Darden Restaurants,
                         Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995)

        *10(e)           Executive Health Plan of Darden Restaurants, Inc.
                         (incorporated  herein by reference to Exhibit  10(e) to
                         the  Company's   Registration   Statement  on  Form  10
                         effective May 5, 1995)

        *10(f) Stock Plan for Non-Employee Directors of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(f) to the Company's Registration Statement on Form 10 Effective May 5, 1995)

                                    EXHIBITS

        EXHIBIT
        NUMBER                                  TITLE

        *10(g)           Compensation Plan for Non-Employee  Directors of
                         Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(g) to the Company's Registration Statement on Form 10 effective May 5,
                         1995)

        *10(h)           Darden  Restaurants,  Inc.  Management  Incentive
                         Plan, as amended (incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(i)           Benefits Trust  Agreement  dated as of October 3,
                         1995, between the Company and Norwest Bank Minnesota, N.A., as Trustee

        *10(j) Form of Management Continuity Agreement between the Company and certain of its executive officers

         11              Determination   of  Common   Shares  and  Common  Share
                         Equivalents

         12              Computation of Ratio of Consolidated  Earnings to Fixed
                         Charges

         13              Portions   of  1997  Annual   Report  to   Stockholders
                         (incorporated by reference herein)

         21              Subsidiaries of Darden Restaurants, Inc.

         23              Independent Accountant's Consent

         24              Powers of Attorney

         27              Financial Data Schedule

------------------------------

* Items that are management contracts or compensatory plans or arrangements to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.