Form 10-Q
period 1997-08-24
DARDEN RESTAURANTS INC
filed 1997-10-02
CIK 940944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 24, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ............ to .............


                                     1-13666
                             Commission File Number


                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


               FLORIDA                                 59-3305930
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

       5900 LAKE ELLENOR DRIVE,
           ORLANDO, FLORIDA                               32809
(Address of principal executive offices)               (Zip Code)

                                  407-245-4000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes        No
                                           ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Number of shares of common stock outstanding as of September 24, 1997: 150,495,403 (excluding 9,825,106 shares held in treasury).

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                      Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                   2

                  Consolidated Balance Sheets                           3

                  Consolidated Statements of Cash Flows                 4

                  Notes to Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7

Part II - Other Information

         Item 5.  Other Information                                     9

         Item 6.  Exhibits and Reports on Form 8-K                      9

Signatures                                                             10

Index to Exhibits                                                      11

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                              August 24, 1997    August 25, 1996
--------------------------------------------------------------------------------

Sales...................................         $ 809,331          $ 805,555
Costs and Expenses:
  Cost of sales:
    Food and beverages..................           265,950            267,692
    Restaurant labor....................           259,017            246,711
    Restaurant expenses.................           122,744            123,217
                                                 ---------          ---------
      Total Cost of Sales...............         $ 647,711          $ 637,620
  Selling, general and administrative...            89,205             99,076
  Depreciation and amortization.........            31,472             35,033
  Interest, net.........................             4,693              4,933
                                                 ---------          ---------
        Total Costs and Expenses........         $ 773,081          $ 776,662
                                                 ---------          ---------
Earnings before Income Taxes............            36,250             28,893
Income Taxes............................           (11,842)            (8,420)
                                                 ---------          ---------

Net Earnings............................         $  24,408          $  20,473
                                                 =========          =========

Net Earnings per Share..................         $    0.16          $    0.13
                                                 =========          =========

Average Number of Common Shares
  Outstanding...........................           152,700            157,700
                                                 =========          =========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    (UNAUDITED)
                                                  August 24, 1997   May 25, 1997
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents....................      $   30,355      $   25,490
  Receivables..................................          16,219          16,333
  Refundable income taxes, net.................           6,464          16,968
  Inventories..................................         122,274         132,241
  Net assets held for disposal.................          55,050          47,471
  Prepaid expenses and other current assets....          13,007          14,709
  Deferred income taxes........................          77,233          84,157
                                                     ----------      ----------
    Total Current Assets.......................      $  320,602      $  337,369
Land, Buildings and Equipment..................       1,517,602       1,533,272
Other Assets...................................          95,033          93,081
                                                     ----------      ----------

        Total Assets...........................      $1,933,237      $1,963,722
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.............................      $  124,460      $  113,087
  Short-term debt..............................                          43,400
  Current portion of long-term debt............               5               5
  Accrued payroll..............................          58,208          58,312
  Other accrued taxes..........................          25,236          22,180
  Other current liabilities....................         244,818         243,596
                                                     ----------      ----------
    Total Current Liabilities..................      $  452,727      $  480,580
Long-term Debt.................................         311,412         313,187
Deferred Income Taxes..........................          64,437          70,118
Other Liabilities..............................          18,700          18,624
                                                     ----------      ----------
      Total Liabilities........................      $  847,276      $  882,509
                                                     ----------      ----------

Stockholders' Equity:
  Common stock and surplus.....................      $1,269,237      $1,268,656
  Retained earnings (deficit)..................         (17,298)        (41,706)
  Treasury stock...............................         (90,994)        (69,184)
  Cumulative foreign currency adjustment.......         (10,584)        (10,037)
  Unearned compensation........................         (64,400)        (66,516)
                                                     ----------      ----------
      Total Stockholders' Equity...............      $1,085,961      $1,081,213
                                                     ----------      ----------

        Total Liabilities and Stockholders'
          Equity...............................      $1,933,237      $1,963,722
                                                     ==========      ==========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                              August 24, 1997    August 25, 1996
--------------------------------------------------------------------------------

Cash Flows--Operating Activities
  Net earnings............................       $  24,408          $  20,473
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization.......          31,472             35,033
      Amortization of unearned
        compensation and loan costs.......             896                903
      Change in current assets and
        liabilities.......................          37,752              1,969
      Change in other liabilities.........              76                365
      Loss on disposal of land,
        buildings and equipment...........             261              1,103
      Deferred income taxes...............           1,243              2,347
      Other, net..........................            (278)               233
                                                 ---------          ---------
          Net Cash Provided by Operating
            Activities....................       $  95,830          $  62,426
                                                 ---------          ---------

Cash Flows--Investment Activities
  Purchases of land, buildings and
    equipment.............................         (28,569)           (38,952)
  Purchases of intangibles................            (347)               (80)
  Increase in other assets................          (2,346)              (153)
  Proceeds from disposal of land,
    buildings and equipment (including
    net assets held for disposal).........           4,875              2,012
                                                 ---------          ---------
          Net Cash Used by Investment
            Activities....................       $ (26,387)         $ (37,173)
                                                 ---------          ---------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock..             410                824
  Income tax benefit credited to equity...             227                268
  Purchases of treasury stock.............         (21,810)            (2,906)
  ESOP note receivable repayment..........           1,800
  Decrease in short-term debt.............         (43,400)           (38,900)
  Proceeds from issuance of long-term
    debt..................................                             16,900
  Repayment of long-term debt.............          (1,805)                (3)
  Payment of loan costs...................                               (177)
                                                 ---------          ---------
          Net Cash Used by Financing
            Activities....................       $ (64,578)         $ (23,994)
                                                 ---------          ---------

Increase in Cash and Cash Equivalents.....           4,865              1,259
Cash and Cash Equivalents - Beginning
  of Period...............................          25,490             30,343
                                                 ---------          ---------

Cash and Cash Equivalents - End of
  Period..................................       $  30,355          $  31,602
                                                 =========          =========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                              August 24, 1997    August 25, 1996
--------------------------------------------------------------------------------

Cash Flow from Changes in Current Assets
  and Liabilities:
    Receivables...........................       $     114          $  (4,591)
    Refundable income taxes, net..........          10,504
    Inventories...........................           9,967              1,200
    Net assets held for disposal..........                             (2,181)
    Prepaid expenses and other current
      assets..............................           1,702                628
    Accounts payable......................          11,373             10,954
    Accrued payroll.......................            (104)            (2,914)
    Accrued income taxes..................                             (2,079)
    Other accrued taxes...................           3,056              3,452
    Other current liabilities.............           1,140             (2,500)
                                                 ---------          ---------

        Change in Current Assets and
          Liabilities.....................       $  37,752          $   1,969
                                                 =========          =========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1.  BACKGROUND

         These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 24, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-K of Darden Restaurants, Inc. (hereinafter called the "Company" or "Darden") for the year ended May 25, 1997. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company's annual report on Form 10-K.

NOTE 2.  CONSOLIDATED STATEMENTS OF CASH FLOWS

         During the thirteen weeks ended August 24, 1997, Darden paid $8,194 for interest (net of amount capitalized) and $380 for income taxes.

NOTE 3.  DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

         On January 31, 1997, the Securities and Exchange Commission (SEC) issued amended disclosure rules for derivatives and exposures to market risk from derivative and other financial and certain commodity instruments. Enhanced accounting policy disclosures in accordance with this SEC release follow.

         The Company may, from time to time, use financial and commodities derivatives in the management of interest rate and commodities pricing risks that are inherent in its business operations. Such instruments are not held or issued for trading or speculative purposes.

         The Company uses commodities hedging instruments, including forwards, futures and options, to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as coffee, soybean oil, and shrimp. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Deferred gains and losses are subsequently recorded as cost of products sold in the statement of earnings when the inventory is sold. If the inventory is not acquired and the hedge is disposed of, the deferred gain or loss is recognized immediately in cost of products sold.

         The Company may, from time to time, use interest rate swap and cap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. If an agreement is terminated prior to the maturity date and is characterized as a hedge, any accrued rate differential would be deferred and recognized as interest expense over the life of the hedged item.

         The Company does not have any material risk from any of the above financial instruments, and the Company does not anticipate any material losses from the use of such instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen weeks ended August 24, 1997 and August 25, 1996.

                                                  Thirteen Weeks Ended
         -----------------------------------------------------------------------
                                            August 24, 1997    August 25, 1996
         -----------------------------------------------------------------------

         Sales............................      100.0%             100.0%
         Costs and Expenses:
           Cost of sales:
             Food and beverages...........       32.9               33.2
             Restaurant labor.............       32.0               30.7
             Restaurant expenses..........       15.1               15.3
                                               ------             ------
               Total Cost of Sales........       80.0%              79.2%

           Selling, general and
             administrative................      11.0               12.3
           Depreciation and amortization...       3.9                4.3
           Interest, net...................       0.6                0.6
                                               ------             ------
                 Total Costs and Expenses..      95.5%              96.4%
                                               ------             ------

         Earnings before Income Taxes......       4.5                3.6
         Income Taxes......................      (1.5)              (1.1)
                                               ------             ------

         Net Earnings......................       3.0%               2.5%
                                               ======             ======


RESULTS OF OPERATIONS

         For the fiscal 1998 first quarter ended August 24, 1997, earnings after tax were $24.4 million or 16 cents per share, compared to earnings after tax of $20.5 million or 13 cents per share in the first quarter of fiscal 1997. The increase in first-quarter earnings was primarily attributable to significantly higher earnings at Red Lobster coupled with moderately higher earnings at The Olive Garden. Sales of $809.3 million for the quarter were slightly higher than last year.

         Food and beverage costs for the quarter were 32.9% of sales, compared to 33.2% of sales last year primarily attributable to reduced costs at The Olive Garden. Restaurant labor increased to 32.0% of sales compared to last year's 30.7% due to wage rate inflation and higher manager compensation paid in response to competitive market conditions. Restaurant expenses decreased modestly to 15.1% of sales compared to 15.3% last year. The store-level profit margin deceased to 20.0% in the first quarter of fiscal 1998 from 20.8% last year primarily as a result of increased labor expenses. The decrease in first-quarter selling, general and administrative expenses to 11.0% of sales compared to 12.3% of sales last year was primarily attributable to reduced marketing expenses.

         The tax rate for the first quarter of fiscal 1998 was 32.7% compared to 29.1% in last year's first quarter. The increase in the effective tax rate reflects a higher level of expected pre-tax income for the year.

DIVISION RESULTS

         Red Lobster sales of $469.5 million were down 1.2% compared to the first quarter of last year mainly due to the closing of underperforming restaurants. Same-store sales in the U.S. were up 1.8%. Red Lobster's operating profits for the first quarter were significantly above the prior year.

         The Olive Garden continued its steady course of improvement with a 2.2% increase in sales to $336.0 million. Same-store sales in the U.S. increased 4.1% representing the twelfth consecutive quarter of same-store sales increases. First-quarter operating profits moderately increased compared to last year, primarily due to reduced food and beverage costs and depreciation expense.

         Darden's newest concept Bahama Breeze reported strong sales at both restaurants during the quarter. Three more restaurants are currently under development.

         The Company closed 26 underperforming restaurants in Canada on September 13, 1997. The remaining 40 Canadian Red Lobster and The Olive Garden restaurants reported an overall profitability increase in the first quarter compared to the same period last year.

         The table below details the number of restaurants open at the end of the first quarter, compared with the number open at the end of May 1997 fiscal year and the end of last year's first quarter.


                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------
                                August 24, 1997   May 25, 1997   August 25, 1996
--------------------------------------------------------------------------------

Red Lobster - USA............          652             652              678
Red Lobster - Canada.........           50              51               52
                                     -----           -----            -----
  Total......................          702             703              730

Olive Garden - USA...........          459             461              474
Olive Garden - Canada........           16              16               16
                                     -----           -----            -----
  Total......................          475             477              490

Bahama Breeze................            2               2                1
                                     -----           -----            -----

      Total..................        1,179           1,182            1,221
                                     =====           =====            =====

                                     PART II
                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

                  On September 25, 1997, the Company's Board of Directors (the "Board") declared a semi-annual dividend of four cents per share. The dividend will be paid on November 1, 1997, to stockholders of record on October 10, 1997.

                  In other action, the Board authorized the Company to issue up to 2,100,000 equity put options on its common stock ("puts"). The puts entitle the holder to sell shares of the Company's common stock to the Company at a specified price on a specified date. The Company's issuance of puts will be coordinated with its ongoing share repurchase program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 10 Fiscal 1998 Stock Purchase/Option Award Special Terms and Conditions, Form of Non-Negotiable Promissory Note, and Form of Stock Pledge Agreement

                  Exhibit 11 Determination of Common Shares and Common Share Equivalents

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 27   Financial Data Schedule

         (b)      Reports on Form 8-K.

                  (i) On June 18, 1997, the Company filed a current report on Form 8-K to announce annual and fourth quarter financial results for fiscal year 1997.

                  (ii) On June 23, 1997, the Company filed a current report on Form 8-K to announce the Company's streamlined management structure, elimination of the Chief Operating Officer's position, and the resignation of Jeffrey J. O'Hara.

                  (iii) On July 15, 1997, the Company filed a current report on Form 8-K to announce that Red Lobster's national advertising and media account was awarded to Euro RSCG Tatham of Chicago, Illinois.

                  (iv) On July 15, 1997, the Company filed a current report on Form 8-K to announce Investor Relations changes, including the promotion of Clarence Otis, Jr. to Senior Vice President, Investor Relations and Treasurer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DARDEN RESTAURANTS, INC.


Dated:   October 1, 1997               By: /s/ C. L. Whitehill
                                           -----------------------------------
                                           C.L. Whitehill
                                           Senior Vice President,
                                           General Counsel and Secretary



Dated:   October 1, 1997               By: /s/ James D. Smith
                                           -----------------------------------
                                           James D. Smith
                                           Senior Vice President - Finance
                                           (Principal financial and accounting
                                           officer)

                                INDEX TO EXHIBITS


  Exhibit
  Number      Exhibit Title                                               Page

     10 Fiscal 1998 Stock Purchase/Option Award Special Terms and Conditions, Form of Non-Negotiable Promissory Note, and
              Form of Stock Pledge Agreement                               12

     11       Determination of Common Shares and Common Share
              Equivalents                                                  22

     12       Computation of Ratio of Consolidated Earnings to Fixed
              Charges                                                      23

     27       Financial Data Schedule                                      24