Form 10-Q
period 1997-11-23
DARDEN RESTAURANTS INC
filed 1997-12-18
CIK 940944

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 23, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from ................. to .................


                            ------------------------
                                     1-13666
                             Commission File Number
                            ------------------------


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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes      [ ] No

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of common  stock  outstanding  as of  December  11,  1997:
148,561,451 (excluding 11,960,506 shares held in treasury).

================================================================================

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                          Page
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings (Loss)                2

                  Consolidated Balance Sheets                               4

                  Consolidated Statements of Cash Flows                     5

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

Part II - Other Information

         Item 5.  Other Information                                         10

         Item 6.  Exhibits and Reports on Form 8-K                          10

Signatures                                                                  11

Index to Exhibits                                                           12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DARDEN RESTAURANTS, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                          November 23, 1997    November 24, 1996
--------------------------------------------------------------------------------

Sales.....................................    $  745,263           $  748,757
Costs and Expenses:
  Cost of sales:
    Food and beverages....................       241,859              258,105
    Restaurant labor......................       252,929              252,497
    Restaurant expenses...................       117,941              119,966
                                              ----------           ----------
      Total Cost of Sales.................    $  612,729           $  630,568
  Selling, general and administrative.....        84,412               93,315
  Depreciation and amortization...........        31,613               35,070
  Interest, net...........................         4,723                5,623
                                              ----------           ----------
        Total Costs and Expenses..........    $  733,477           $  764,576
                                              ----------           ----------
Earnings (Loss) before Income Taxes.......        11,786              (15,819)
Income Taxes..............................        (4,256)               4,650
                                              ----------           ----------

Net Earnings (Loss) ......................    $    7,530           $  (11,169)
                                              ==========           ==========

Net Earnings (Loss) per Share.............    $     0.05           $    (0.07)
                                              ==========           ==========

Average Number of Common Shares
  Outstanding.............................       150,300              157,500
                                              ==========           ==========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   Twenty-Six Weeks Ended
--------------------------------------------------------------------------------
                                          November 23, 1997    November 24, 1996
--------------------------------------------------------------------------------

Sales.....................................   $ 1,554,594          $ 1,554,312
Costs and Expenses:
  Cost of sales:
    Food and beverages....................       507,809              525,797
    Restaurant labor......................       511,946              499,208
    Restaurant expenses...................       240,685              243,183
                                             -----------          -----------
      Total Cost of Sales ................   $ 1,260,440          $ 1,268,188
  Selling, general and administrative.....       173,617              192,391
  Depreciation and amortization...........        63,085               70,103
  Interest, net...........................         9,416               10,556
                                             -----------          -----------
        Total Costs and Expenses..........   $ 1,506,558          $ 1,541,238
                                             -----------          -----------
Earnings before Income Taxes..............        48,036               13,074
Income Taxes..............................       (16,098)              (3,770)
                                             -----------          -----------

Net Earnings..............................   $    31,938          $     9,304
                                             ===========          ===========

Net Earnings per Share....................   $      0.21          $      0.06
                                             ===========          ===========

Average Number of Common Shares
  Outstanding.............................       151,500              157,600
                                             ===========          ===========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                (Unaudited)
--------------------------------------------------------------------------------
                                             November 23, 1997      May 25, 1997
--------------------------------------------------------------------------------

                  ASSETS

Current Assets:
  Cash and cash equivalents..................   $    22,069         $    25,490
  Receivables................................        19,500              16,333
  Refundable income taxes, net...............        11,953              16,968
  Inventories................................       182,834             132,241
  Net assets held for disposal...............        57,231              47,471
  Prepaid expenses and other current assets..        12,447              14,709
  Deferred income taxes......................        76,646              84,157
                                                -----------         -----------
    Total Current Assets.....................   $   382,680         $   337,369
Land, Buildings and Equipment................     1,503,356           1,533,272
Other Assets.................................        95,523              93,081
                                                -----------         -----------

        Total Assets.........................   $ 1,981,559         $ 1,963,722
                                                ===========         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...........................   $   132,244         $   113,087
  Short-term debt............................        62,300              43,400
  Current portion of long-term debt..........             5                   5
  Accrued payroll............................        59,464              58,312
  Other accrued taxes........................        23,342              22,180
  Other current liabilities..................       239,145             243,596
                                                -----------         -----------
    Total Current Liabilities................   $   516,500         $   480,580
Long-term Debt...............................       311,442             313,187
Deferred Income Taxes........................        69,648              70,118
Other Liabilities............................        18,890              18,624
                                                -----------         -----------
      Total Liabilities......................   $   916,480         $   882,509
                                                -----------         -----------

Stockholders' Equity:
  Common stock and surplus...................   $ 1,272,146         $ 1,268,656
  Retained earnings (deficit)................       (15,773)            (41,706)
  Treasury stock.............................      (115,849)            (69,184)
  Cumulative foreign currency adjustment.....       (11,090)            (10,037)
  Unearned compensation......................       (64,355)            (66,516)
                                                -----------         -----------
      Total Stockholders' Equity.............   $ 1,065,079         $ 1,081,213
                                                -----------         -----------

        Total Liabilities and Stockholders'
          Equity.............................   $ 1,981,559         $ 1,963,722
                                                ===========         ===========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                          November 23, 1997    November 24, 1996
--------------------------------------------------------------------------------

Cash Flows--Operating Activities:
  Net earnings (loss).....................   $    7,530           $  (11,169)
  Adjustments to reconcile net earnings
    (loss) to cash flow:
      Depreciation and amortization.......       31,613               35,070
      Amortization of unearned
        compensation and loan costs.......          821                  918
      Change in current assets and
        liabilities.......................      (65,498)             (51,236)
      Change in other liabilities.........          190                 (184)
      Loss on disposal of land, buildings
        and equipment.....................        1,290                1,765
      Deferred income taxes...............        5,798                5,683
      Other, net..........................          384                 (152)
                                             ----------           ----------
          Net Cash Used by Operating
            Activities....................   $  (17,872)          $  (19,305)
                                             ----------           ----------

Cash Flows--Investment Activities:
  Purchases of land, buildings and
    equipment.............................      (27,544)             (44,448)
  Purchases of intangibles................         (524)                (449)
  (Increase) decrease in other assets.....         (721)               1,171
  Proceeds from disposal of land,
    buildings and equipment (including
    net assets held for disposal).........        4,186               10,722
                                             ----------           ----------
          Net Cash Used by Investment
            Activities....................   $  (24,603)          $  (33,004)
                                             ----------           ----------

Cash Flows--Financing Activities:
  Proceeds from issuance of common stock..        2,086                  114
  Income tax benefit credited to equity...          352                   21
  Dividends paid..........................       (6,005)              (6,284)
  Purchases of treasury stock.............      (24,855)              (6,286)
  ESOP note receivable repayment..........                               600
  Increase in short-term debt.............       62,300               56,600
  Repayment of long-term debt.............                            (3,451)
  Proceeds from issuance of equity puts...          311
                                             ----------           ----------
          Net Cash Provided by Financing
            Activities....................   $   34,189           $   41,314
                                             ----------           ----------

Decrease in Cash and Cash Equivalents.....       (8,286)             (10,995)
Cash and Cash Equivalents - Beginning of
  Period..................................       30,355               31,602
                                             ----------           ----------

Cash and Cash Equivalents - End of Period.   $   22,069           $   20,607
                                             ==========           ==========

Cash Flow from Changes in Current Assets
  and Liabilities:
    Receivables...........................   $   (3,281)          $      464
    Refundable income taxes, net..........       (5,489)             (11,225)
    Inventories...........................      (60,560)             (20,377)
    Net assets held for disposal..........                             2,181
    Prepaid expenses and other current
      assets..............................          560               (1,270)
    Accounts payable......................        7,784               (9,492)
    Accrued payroll.......................        1,256                2,516
    Accrued income taxes..................                           (10,443)
    Other accrued taxes...................       (1,894)                (423)
    Other current liabilities.............       (3,874)              (3,167)
                                             ----------           ----------
        Change in Current Assets and
          Liabilities.....................   $  (65,498)          $  (51,236)
                                             ==========           ==========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 Twenty-Six Weeks Ended
--------------------------------------------------------------------------------
                                          November 23, 1997    November 24, 1996
--------------------------------------------------------------------------------

Cash Flows--Operating Activities:
  Net earnings............................   $   31,938           $    9,304
  Adjustments to reconcile net earnings
    to cash flow:
      Depreciation and amortization.......       63,085               70,103
      Amortization of unearned
        compensation and loan costs.......        1,717                1,821
      Change in current assets and
        liabilities.......................      (27,746)             (49,267)
      Change in other liabilities.........          266                  181
      Loss on disposal of land, buildings
        and equipment.....................        1,551                2,868
      Deferred income taxes...............        7,041                8,030
      Other, net..........................          106                   81
                                             ----------           ----------
          Net Cash Provided by Operating
            Activities....................   $   77,958           $   43,121
                                             ----------           ----------

Cash Flows--Investment Activities:
  Purchases of land, buildings and
    equipment.............................      (56,113)             (83,400)
  Purchases of intangibles................         (871)                (529)
  (Increase) decrease in other assets.....       (3,067)               1,018
  Proceeds from disposal of land,
    buildings and equipment (including
    net assets held for disposal).........        9,061               12,734
                                             ----------           ----------
          Net Cash Used by Investment
            Activities....................   $  (50,990)          $  (70,177)
                                             ----------           ----------

Cash Flows--Financing Activities:
  Proceeds from issuance of common stock..        2,496                  938
  Income tax benefit credited to equity...          579                  289
  Dividends paid..........................       (6,005)              (6,284)
  Purchases of treasury stock.............      (46,665)              (9,192)
  ESOP note receivable repayment..........        1,800                  600
  Increase in short-term debt.............       18,900               17,700
  Proceeds from issuance of long-term
    debt..................................                            16,900
  Repayment of long-term debt.............       (1,805)              (3,454)
  Proceeds from issuance of equity puts...          311
  Payment of loan costs...................                              (177)
                                             ----------           ----------
          Net Cash Provided by (Used by)
            Financing Activities..........   $  (30,389)          $   17,320
                                             ----------           ----------

Decrease in Cash and Cash Equivalents.....       (3,421)              (9,736)
Cash and Cash Equivalents - Beginning of
  Period..................................       25,490               30,343
                                             ----------           ----------

Cash and Cash Equivalents - End of Period.   $   22,069           $   20,607
                                             ==========           ==========

Cash Flow from Changes in Current Assets
  and Liabilities:
    Receivables...........................   $   (3,167)          $   (4,127)
    Refundable income taxes, net..........        5,015              (11,225)
    Inventories...........................      (50,593)             (19,177)
    Prepaid expenses and other current
      assets..............................        2,262                 (642)
    Accounts payable......................       19,157                1,462
    Accrued payroll.......................        1,152                 (398)
    Accrued income taxes..................                           (12,522)
    Other accrued taxes...................        1,162                3,029
    Other current liabilities.............       (2,734)              (5,667)
                                             ----------           ----------

        Change in Current Assets and
          Liabilities.....................   $  (27,746)          $  (49,267)
                                             ==========           ==========

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1.  BACKGROUND
         ----------

     These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 23, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

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

NOTE 2.  CONSOLIDATED STATEMENTS OF CASH FLOWS
         -------------------------------------

     During the thirteen and twenty-six weeks ended November 23, 1997, Darden paid $0 and $8,194, respectively, for interest (net of amount capitalized) and $3,691 and $4,071, respectively, for income taxes.

NOTE 3.  DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS
         ----------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings (loss) for the thirteen and twenty-six weeks ended November 23, 1997 and November 24, 1996.

                                             Thirteen Weeks Ended         Twenty-Six Weeks Ended
---------------------------------------------------------------------------------------------------
                                          November 23,   November 24,   November 23,   November 24,
                                             1997           1996           1997           1996
---------------------------------------------------------------------------------------------------
Sales.....................................  100.0%         100.0%         100.0%         100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverages...................   32.5           34.5           32.7           33.8
     Restaurant labor.....................   33.9           33.7           32.9           32.1
     Restaurant expenses..................   15.8           16.0           15.5           15.7
                                            -----          -----          -----          -----
       Total Cost of Sales................   82.2%          84.2%          81.1%          81.6%
   Selling, general and administrative....   11.3           12.5           11.2           12.4
   Depreciation and amortization..........    4.3            4.7            4.0            4.5
   Interest, net..........................    0.6            0.7            0.6            0.7
                                            -----          -----          -----          -----
         Total Costs and Expenses.........   98.4%         102.1%          96.9%          99.2%
                                            -----          -----          -----          -----

Earnings (Loss) before Income Taxes.......    1.6           (2.1)           3.1            0.8
Income Taxes..............................   (0.6)           0.6           (1.0)          (0.2)
                                            -----          -----          -----          -----

Net Earnings (Loss).......................    1.0%          (1.5)%          2.1%           0.6%
                                            =====          =====          =====          =====

---------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     For the fiscal 1998 second quarter ended November 23, 1997, earnings after tax were $7.5 million or five cents per share, compared to a net loss of $11.2 million or seven cents per share in the second quarter of fiscal 1997. The increase in second quarter earnings was primarily attributable to strong same store sales at The Olive Garden and improved margins at Red Lobster. Sales of $745.3 million for the quarter, with 75 fewer restaurants at the end of the quarter, were slightly below last year's second quarter.

     For the first six months of fiscal 1998, net earnings were $31.9 million or 21 cents per share, compared to $9.3 million or six cents per share in the same fiscal 1997 period. Sales approximating $1.6 billion for the first six months of fiscal 1998 were comparable to last year.

     Food and beverage costs for the quarter were 32.5% of sales, compared to 34.5% of sales last year primarily attributable to reduced costs, pricing and sales mix. Restaurant labor increased to 33.9% of sales compared to last year's 33.7% due to wage rate inflation and higher manager compensation paid in response to competitive market conditions. Restaurant expenses decreased modestly to 15.8% of sales compared to 16.0% last year. Restaurant level profit margin increased to 17.8% of sales in the second quarter compared to 15.8% last year. The decrease in second quarter selling, general and administrative expense to 11.3% of sales compared to 12.5% of sales last year was attributable to reduced marketing expenses. Depreciation and amortization expense declined to 4.3% of sales compared to 4.7% in the prior year. This decline resulted from restaurant closings and asset impairment write-downs subsequent to fiscal 1997's second quarter.

     The effective tax rate for the second quarter of fiscal 1998 was 36.1%, compared to 29.4% last year. The estimated effective tax rate for fiscal 1998 is approximately 33.1% which is up from last year's effective tax rate before unusual items of 27.9% due to a higher level of expected pre-tax income for the year.

     Food and beverage costs for the first six months of fiscal 1998 were 32.7% of sales, down from last year's 33.8% and also attributable to reduced costs, pricing and sales mix. Restaurant labor increased to 32.9% of sales compared to last year's 32.1%, also due to wage rate inflation and higher manager compensation paid in response to competitive market conditions. Restaurant expenses were 15.5% of sales, compared to 15.7% in the prior year. Selling, general and administrative expenses decreased to 11.2% of sales compared to 12.4% in the prior year, again attributable to reduced marketing expenses. Depreciation and amortization expense declined to 4.0% of sales compared to 4.5% in the prior year. This decline also resulted from restaurant closings and asset impairment write-downs subsequent to fiscal 1997's second quarter.

DIVISION RESULTS

     Red Lobster sales of $417.8 million, with 49 fewer restaurants at the end of the quarter, was 4.5% below last year's second quarter. Same-store sales in the U.S. were down 0.2% for the quarter which compares favorably to last year's strong sales and traffic due to heavy marketing associated with the repositioning of Red Lobster. Second quarter margins and operating profits substantially improved over the prior year because of lower restaurant level costs as a percentage of sales and reduced marketing and depreciation expense. Through the first six months of fiscal 1998, Red Lobster's sales declined 2.8% to $887 million and same-store sales in the U.S. increased by 0.9%. The overall reduction in sales was attributable to units closed subsequent to fiscal 1997's second quarter.

     The Olive Garden continued its positive momentum in the second quarter of fiscal 1998 with a 4.7% increase in sales to $324.2 million. Same-store sales in the U.S. increased 9.1%, marking the thirteenth consecutive quarter of same-store sales increases. Second quarter operating profits were significantly ahead of last year. Through the first six months of fiscal 1998, The Olive Garden sales increased 3.4% to $660.1 million and same-store sales in the U.S. increased by 6.5%.

     Darden's newest concept Bahama Breeze continues to report strong sales at both restaurants. Three more restaurants are currently under development.

     The table below details the number of restaurants open at the end of the second quarter, compared with the number open at the end of May 1997 and the end of last fiscal year's second quarter.

                                         NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------
                          November 23, 1997    May 25, 1997    November 24, 1996
--------------------------------------------------------------------------------

Red Lobster - USA.........       649                652               681
Red Lobster - Canada......        35                 51                52
                               -----              -----             -----
  Total...................       684                703               733
                               -----              -----             -----

Olive Garden - USA........       460                461               475
Olive Garden - Canada.....         5                 16                16
                               -----              -----             -----
  Total...................       465                477               491
                               -----              -----             -----

Bahama Breeze.............         2                  2                 1
                               -----              -----             -----

      Grand Total.........     1,151              1,182             1,225
                               =====              =====             =====

--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On December 12, 1997, the Company named Richard E. Rivera President of Red Lobster. Mr. Rivera, a 25-year veteran of the casual dining industry, was elected to the Company's Board of Directors on December 17, 1997.

     In other action on December 17, 1997, the Board of Directors authorized the Company to purchase an additional 15 million shares of the Company's common stock in its ongoing share repurchase program. During the fiscal 1998 second quarter, the Company purchased approximately 2.3 million shares of its common stock for a cumulative total at the end of the quarter of approximately 11.4 million shares purchased under its then current authorization to buy up to 15.8 million shares.

     In conjunction with this action, the Board of Directors authorized the Company to issue up to five million additional put options on its common stock ("puts"). The puts entitle the holder to sell shares of the Company's common stock to the Company at a specified price on a specified date. The Company's issuance of puts will continue to be coordinated with its share repurchase program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit 11    Determination of Common Shares and Common Share
                       Equivalents

         Exhibit 12 Computation of Ratio of Consolidated Earnings (Loss) to Fixed Charges

         Exhibit 27    Financial Data Schedule

     (b) Reports on Form 8-K.

         (i) On September 16, 1997, the Company filed a current report on Form 8-K to announce the restructuring of the Company's Canadian operations and the closing of fifteen (15) Red Lobster restaurants and eleven (11) The Olive Garden restaurants in Canada.

         (ii) On September 26, 1997, the Company filed a current report on Form 8-K to announce first quarter financial results for fiscal year 1998 and to announce its semi-annual dividend of four cents per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DARDEN RESTAURANTS, INC.


Dated:   December 18, 1997             By: /s/ C.L. Whitehill
                                           -------------------------------------
                                           C.L. Whitehill
                                           Senior Vice President,
                                           General Counsel and Secretary



Dated:   December 18, 1997             By: /s/ James D. Smith
                                           -------------------------------------
                                           James D. Smith
                                           Senior Vice President - Finance
                                           (Principal financial and accounting
                                           officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                             Page
-------           -------------                                             ----

11                Determination of Common Shares and Common Share
                  Equivalents                                                13

12                Computation of Ratio of Consolidated Earnings (Loss)
                  to Fixed Charges                                           14

27                Financial Data Schedule                                    15