Form 10-Q
period 1998-02-22
DARDEN RESTAURANTS INC
filed 1998-03-27
CIK 940944

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------
                                    FORM 10-Q
                       ----------------------------------

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 22, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                       ----------------------------------
                                     1-13666
                             Commission File Number
                       ----------------------------------

                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                   59-3305930
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

      5900 LAKE ELLENOR DRIVE,
          ORLANDO, FLORIDA                                32809
(Address of principal executive offices)                (Zip Code)

                                 407-245-4000
              (Registrant's telephone number, including area code)

                       -----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes        No
                                           -----      -----

                       -----------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  common  stock  outstanding  as of March  20,  1998:
142,749,933 (excluding 18,185,103 shares held in treasury).

================================================================================

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                          Page

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Earnings                     2

                   Consolidated Balance Sheets                             4

                   Consolidated Statements of Cash Flows                   5

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9

Part II - Other Information

          Item 5.  Other Information                                       11

          Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                                 12

Index to Exhibits                                                          13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                           February 22, 1998   February 23, 1997
--------------------------------------------------------------------------------

Sales......................................   $  811,261           $  800,846
Costs and Expenses:
  Cost of sales:
    Food and beverages.....................      269,164              277,824
    Restaurant labor.......................      263,382              258,555
    Restaurant expenses....................      113,065              116,908
                                              ----------           ----------
      Total Cost of Sales..................   $  645,611           $  653,287
  Selling, general and administrative......       83,269               85,245
  Depreciation and amortization............       32,074               35,067
  Interest, net............................        5,079                5,634
                                              ----------           ----------
        Total Costs and Expenses...........   $  766,033           $  779,233
                                              ----------           ----------
Earnings before Income Taxes...............       45,228               21,613
Income Taxes...............................      (15,470)              (5,890)
                                              ----------           ----------

Net Earnings...............................   $   29,758           $   15,723
                                              ==========           ==========

Net Earnings per Share, Basic and Diluted..   $     0.20           $     0.10
                                              ==========           ==========

Average Number of Common Shares Outstanding:
  Basic....................................      148,100              154,200
                                              ==========           ==========
  Diluted..................................      151,300              154,900
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------
                                           February 22, 1998   February 23, 1997
--------------------------------------------------------------------------------

Sales......................................   $ 2,365,855         $ 2,355,158
Costs and Expenses:
  Cost of sales:
    Food and beverages.....................       776,973             803,621
    Restaurant labor.......................       775,328             757,763
    Restaurant expenses....................       353,750             360,090
                                              -----------         -----------
      Total Cost of Sales..................   $ 1,906,051         $ 1,921,474
    Selling, general and administrative....       256,886             277,636
    Depreciation and amortization..........        95,159             105,170
    Interest, net..........................        14,495              16,191
                                              -----------         -----------
        Total Costs and Expenses...........   $ 2,272,591         $ 2,320,471
                                              -----------         -----------
Earnings before Income Taxes...............        93,264              34,687
Income Taxes...............................       (31,568)             (9,660)
                                              -----------         -----------

Net Earnings...............................   $    61,696         $    25,027
                                              ===========         ===========

Net Earnings per Share, Basic and Diluted..   $      0.41         $      0.16
                                              ===========         ===========

Average Number of Common Shares Outstanding:
  Basic....................................       150,300             156,500
                                              ===========         ===========
  Diluted..................................       152,200             157,400
                                              ===========         ===========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   (Unaudited)
--------------------------------------------------------------------------------
                                                February 22, 1998   May 25, 1997
--------------------------------------------------------------------------------

                       ASSETS
Current Assets:
  Cash and cash equivalents.....................   $    35,679      $    25,490
  Receivables...................................        27,363           16,333
  Refundable income taxes, net..................         4,550           16,968
  Inventories...................................       176,276          132,241
  Net assets held for disposal..................        50,618           47,471
  Prepaid expenses and other current assets.....        13,048           14,709
  Deferred income taxes.........................        79,963           84,157
                                                   -----------      -----------
    Total Current Assets........................   $   387,497      $   337,369
Land, Buildings and Equipment...................     1,500,552        1,533,272
Other Assets....................................        95,105           93,081
                                                   -----------      -----------

        Total Assets............................   $ 1,983,154      $ 1,963,722
                                                   ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................   $   138,989      $   113,087
  Short-term debt...............................        33,500           43,400
  Current portion of long-term debt.............             5                5
  Accrued payroll...............................        68,535           58,312
  Other accrued taxes...........................        21,907           22,180
  Other current liabilities.....................       256,910          243,596
                                                   -----------      -----------
    Total Current Liabilities...................   $   519,846      $   480,580
Long-term Debt..................................       310,871          313,187
Deferred Income Taxes...........................        73,731           70,118
Other Liabilities...............................        19,007           18,624
                                                   -----------      -----------
      Total Liabilities.........................   $   923,455      $   882,509
                                                   -----------      -----------

Stockholders' Equity:
  Common stock and surplus......................   $ 1,277,633      $ 1,268,656
  Retained earnings (deficit)...................        13,985          (41,706)
  Treasury stock................................      (156,102)         (69,184)
  Cumulative foreign currency adjustment........       (11,129)         (10,037)
  Unearned compensation.........................       (64,688)         (66,516)
                                                   -----------      -----------
      Total Stockholders' Equity................   $ 1,059,699      $ 1,081,213
                                                   -----------      -----------

        Total Liabilities and Stockholders'
          Equity................................   $ 1,983,154      $ 1,963,722
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                                    February 22,    February 23,
                                                        1998            1997
--------------------------------------------------------------------------------

Cash Flows--Operating Activities:
  Net earnings...................................... $   29,758      $   15,723
  Adjustments to reconcile net earnings to cash
    flow:
      Depreciation and amortization.................     32,074          35,067
      Amortization of unearned compensation and
        loan costs..................................        882             960
      Change in current assets and liabilities......     34,770          28,461
      Change in other liabilities ..................        117              91
      Loss on disposal of land, buildings and
        equipment...................................        149           1,593
      Deferred income taxes.........................        766           4,581
      Other, net....................................        232             (71)
                                                     ----------      ----------
          Net Cash Provided by Operating Activities. $   98,748      $   86,405
                                                     ----------      ----------

Cash Flows--Investment Activities:
  Purchases of land, buildings and equipment.......     (31,068)        (42,548)
  Purchases of intangibles.........................        (393)            (88)
  Decrease in other assets.........................          22             247
  Proceeds from disposal of land, buildings and
    equipment (including net assets held for
    disposal)......................................      11,067           9,569
                                                     ----------      ----------
          Net Cash Used by Investment Activities...  $  (20,372)     $  (32,820)
                                                     ----------      ----------

Cash Flows--Financing Activities:
  Proceeds from issuance of common stock...........       2,994             337
  Income tax benefit credited to equity............         577              71
  Purchases of treasury stock......................     (40,253)        (34,813)
  ESOP note receivable repayment...................         600           1,000
  Decrease in short-term debt......................     (28,800)        (11,000)
  Repayment of long-term debt......................        (600)         (1,000)
  Proceeds from issuance of equity puts............         716
                                                     ----------      ----------
          Net Cash Used by Financing Activities....  $  (64,766)     $  (45,405)
                                                     ----------      ----------

Increase in Cash and Cash Equivalents..............      13,610           8,180
Cash and Cash Equivalents - Beginning of Period....      22,069          20,607
                                                     ----------      ----------

Cash and Cash Equivalents - End of Period..........  $   35,679      $   28,787
                                                     ==========      ==========

Cash Flow from Changes in Current Assets and
  Liabilities:
    Receivables....................................  $   (7,863)     $   (1,805)
   Refundable income taxes, net....................       7,403           1,670
   Inventories.....................................       6,558          (7,524)
   Prepaid expenses and other current assets.......        (601)          3,170
   Accounts payable................................       6,745          22,805
   Accrued payroll.................................       9,071           3,246
   Other accrued taxes.............................      (1,435)         (2,106)
   Other current liabilities.......................      14,892           9,005
                                                     ----------      ----------
     Change in Current Assets and Liabilities......  $   34,770      $   28,461
                                                     ==========      ==========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                      Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------
                                                    February 22,    February 23,
                                                        1998            1997
--------------------------------------------------------------------------------

Cash Flows--Operating Activities:
  Net earnings...................................... $   61,696      $   25,027
  Adjustments to reconcile net earnings to cash
    flow:
      Depreciation and amortization.................     95,159         105,170
      Amortization of unearned compensation and
        loan costs..................................      2,599           2,781
      Change in current assets and liabilities......      7,024         (20,806)
      Change in other liabilities ..................        383             272
      Loss on disposal of land, buildings and
        equipment...................................      1,700           4,461
      Deferred income taxes.........................      7,807          12,611
      Other, net....................................        338              10
                                                     ----------      ----------
          Net Cash Provided by Operating Activities. $  176,706      $  129,526
                                                     ----------      ----------

Cash Flows--Investment Activities:
  Purchases of land, buildings and equipment........    (87,181)       (125,948)
  Purchases of intangibles..........................     (1,264)           (617)
  (Increase) decrease in other assets...............     (3,045)          1,265
  Proceeds from disposal of land, buildings and
    equipment (including net assets held for
    disposal).......................................     20,128          22,303
                                                     ----------      ----------
          Net Cash Used by Investment Activities.... $  (71,362)     $ (102,997)
                                                     ----------      ----------

Cash Flows--Financing Activities:
  Proceeds from issuance of common stock............      5,490           1,275
  Income tax benefit credited to equity.............      1,156             360
  Dividends paid....................................     (6,005)         (6,284)
  Purchases of treasury stock.......................    (86,918)        (44,005)
  ESOP note receivable repayments...................      2,400           1,600
  Increase (decrease) in short-term debt............     (9,900)          6,700
  Proceeds from issuance of long-term debt..........                     16,900
  Repayment of long-term debt.......................     (2,405)         (4,454)
  Proceeds from issuance of equity puts.............      1,027
  Payment of loan costs.............................                       (177)
                                                     ----------      ----------
          Net Cash Used by Financing Activities..... $  (95,155)     $  (28,085)
                                                     ----------      ----------

Increase (Decrease) in Cash and Cash Equivalents....     10,189          (1,556)
Cash and Cash Equivalents - Beginning of Period.....     25,490          30,343
                                                     ----------      ----------

Cash and Cash Equivalents - End of Period........... $   35,679      $   28,787
                                                     ==========      ==========

Cash Flow from Changes in Current Assets and
  Liabilities:
    Receivables..................................... $  (11,030)     $   (5,932)
    Refundable income taxes, net....................     12,418          (9,555)
    Inventories.....................................    (44,035)        (26,701)
    Prepaid expenses and other current assets.......      1,661           2,528
    Accounts payable................................     25,902          24,267
    Accrued payroll.................................     10,223           2,848
    Accrued income taxes............................                    (12,522)
    Other accrued taxes.............................       (273)            923
    Other current liabilities.......................     12,158           3,338
                                                     ----------      ----------
      Change in Current Assets and Liabilities...... $    7,024      $  (20,806)
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1.  BACKGROUND
         ----------

         These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 22, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in the annual report on Form 10-K of Darden Restaurants, Inc. (hereinafter called the "Company" or "Darden") for the year ended May 25, 1997. The accounting policies used in preparing these consolidated financial statements are the same as those described in Darden's annual report on Form 10-K.

NOTE 2.  CONSOLIDATED STATEMENTS OF CASH FLOWS
         -------------------------------------

         During the thirteen and thirty-nine weeks ended February 22, 1998, Darden paid $8,483 and $16,665, respectively, for interest (net of amount capitalized) and $6,678 and $10,749, respectively, for income taxes.

NOTE 3.  NET EARNINGS PER SHARE
         ----------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS 128 in the quarter ended February 22, 1998. All prior year weighted average and per share information has been restated in accordance with SFAS 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

         Options to purchase 375,000 and 14.0 million shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended February 22, 1998 and February 23, 1997, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 8.9 million and 14.1 million shares of common stock were excluded from the calculation of diluted EPS for the thirty-nine weeks ended February 22, 1998 and February 23, 1997, respectively, for the same reason.

NOTE 4.  DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS
         ----------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 22, 1998 and February 23, 1997.

                                             Thirteen Weeks Ended          Thirty-Nine Weeks Ended
----------------------------------------------------------------------------------------------------
                                           February 22,   February 23,   February 22,   February 23,
                                               1998           1997           1998           1997
----------------------------------------------------------------------------------------------------
Sales......................................   100.0%         100.0%         100.0%         100.0%
  Costs and Expenses:
    Cost of sales:
      Food and beverages...................    33.2           34.7           32.8           34.1
      Restaurant labor.....................    32.5           32.3           32.8           32.2
      Restaurant expenses..................    13.9           14.6           15.0           15.3
                                             ------         ------         ------         ------
        Total Cost of Sales................    79.6%          81.6%          80.6%          81.6%

    Selling, general and administrative....    10.3           10.6           10.9           11.8
    Depreciation and amortization..........     3.9            4.4            4.0            4.4
    Interest, net..........................     0.6            0.7            0.6            0.7
                                             ------         ------         ------         ------
          Total Costs and Expenses.........    94.4%          97.3%          96.1%          98.5%
                                             ------         ------         ------         ------

Earnings before Income Taxes...............     5.6            2.7            3.9            1.5
Income Taxes...............................    (1.9)          (0.7)          (1.3)          (0.4)
                                             ------         ------         ------         ------

Net Earnings ..............................     3.7%           2.0%           2.6%           1.1%
                                             ======         ======         ======         ======

----------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

         For the fiscal 1998 third quarter ended February 22, 1998, earnings after tax were $29.8 million or twenty cents per diluted share, compared to earnings after tax of $15.7 million or ten cents per diluted share in the third quarter of fiscal 1997. The increase in third quarter earnings was primarily attributable to strong same store sales at The Olive Garden and improved margins at Red Lobster. Sales of $811.3 million for the quarter, with 65 fewer restaurants at the end of the quarter, were slightly ahead of last year's second quarter.

         For the first nine months of fiscal 1998, net earnings were $61.7 million or 41 cents per diluted share, compared to $25.0 million or 16 cents per diluted share in the same fiscal 1997 period. Sales approximating $2.4 billion for the nine months of fiscal 1998 were comparable to last year.

         Food and beverage costs for the quarter were 33.2% of sales, compared to 34.7% of sales last year primarily attributable to reduced costs, pricing and sales mix. Restaurant labor increased to 32.5% of sales compared to last year's 32.3% due to wage rate inflation and higher manager bonuses, net of productivity gains realized during the quarter. Restaurant expenses decreased to 13.9% of sales compared to 14.6% last year. Restaurant level profit margin increased to 20.4% of sales in the third quarter compared to 18.4% last year. The decrease in third quarter selling, general and administrative expense to 10.3% of sales compared to 10.6% of sales last year was mainly attributable to reduced marketing expenses. Depreciation and amortization expense declined to 3.9% of sales compared to 4.4% in the prior year. This decline resulted from restaurant closings and asset impairment write-downs subsequent to fiscal 1997's third quarter.

         The effective tax rate for the third quarter of fiscal 1998 was 34.2% compared to 27.3% last year. The estimated effective tax rate for fiscal 1998 is approximately 33.9% which is up from last year's effective tax rate before unusual items of 27.9% due to a higher level of expected pre-tax income for the year.

         Food and beverage costs for the first nine months of fiscal 1998 were 32.8% of sales, down from last year's 34.1% and also attributable to reduced costs, pricing and sales mix. Restaurant labor increased to 32.8% of sales compared to last year's 32.2%, also due to wage rate inflation and higher manager bonuses, net of productivity gains. Restaurant expenses were 15.0% of sales, compared to 15.3% in the prior year. Selling, general and administrative expenses decreased to 10.9% of sales compared to 11.8% in the prior year, again primarily attributable to reduced marketing expenses. Depreciation and amortization expense declined to 4.0% of sales compared to 4.4% in the prior year. This decline also resulted from restaurant closings and asset impairment write-downs subsequent to fiscal 1997's third quarter.

DIVISION RESULTS
----------------

         Red Lobster sales of $467.3 million, with 42 fewer restaurants at the end of the quarter, was 1.7% below last year's third quarter. Same-store sales in the U.S. were up 2.8% for the quarter which compares favorably to last year's strong sales and traffic due to heavy marketing associated with the repositioning of Red Lobster. Third quarter margins and operating profits substantially improved over the prior year because of lower restaurant level costs as a percentage of sales and reduced marketing and depreciation expense. Through the first nine months of fiscal 1998, Red Lobster's sales declined 2.4% to $1.35 billion and same-store sales in the U.S. increased by 1.6%. The overall reduction in sales was attributable to units closed subsequent to fiscal 1997's third quarter.

         The Olive Garden continued its positive momentum in the third quarter of fiscal 1998 with a 5.3% increase in sales to $341.0 million. Same-store sales in the U.S. increased 9.1%, marking the fourteenth consecutive quarter of same-store sales increases. Third quarter operating profits were significantly ahead of last year. Through the first nine months of fiscal 1998, The Olive Garden sales increased 4.0% to $1.0 billion and same-store sales in the U.S. increased by 7.4%.

         Darden's newest concept Bahama Breeze continues to report strong sales at both restaurants. Three more restaurants are currently under development.

         The table below details the number of restaurants open at the end of the third quarter fiscal year 1998, compared with the number open at the end of May 1997 and the end of last fiscal year's third quarter.

                                            NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------
                          FEBRUARY 22, 1998    MAY 25, 1997    FEBRUARY 23, 1997
--------------------------------------------------------------------------------

Red Lobster - USA.........       649                652               674
Red Lobster - Canada......        35                 51                52
                             -------            -------           -------
     Total................       684                703               726
                             -------            -------           -------

Olive Garden - USA........       460                461               473
Olive Garden - Canada.....         5                 16                16
                             -------            -------           -------
     Total................       465                477               489
                             -------            -------           -------

Bahama Breeze.............         2                  2                 1
                             -------            -------           -------

         Grand Total......     1,151              1,182             1,216
                             =======            =======           =======

--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On March 26, 1998, the Company's Board of Directors (the "Board") elected Odie C. Donald a Director. Mr. Donald is Group President - Customer Operations for BellSouth Communications in Atlanta. Previously, Mr. Donald was President of BellSouth Mobility, Inc.

         In other action on March 26, 1998, the Board approved a semi-annual dividend of four cents per share to be paid on May 1, 1998, to shareholders of record on April 10, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

              Exhibit 27   Financial Data Schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed for the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DARDEN RESTAURANTS, INC.


Dated:   March 27, 1998                 By: /s/ C.L. Whitehill
                                            ------------------------------------
                                            C.L. Whitehill
                                            Senior Vice President,
                                            General Counsel and Secretary



Dated:   March 27, 1998                 By: /s/ James D. Smith
                                            ------------------------------------
                                            James D. Smith
                                            Senior Vice President - Finance
                                            (Principal financial and accounting
                                            officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                          Page

12                Computation of Ratio of Consolidated Earnings
                  to Fixed Charges                                        14

27                Financial Data Schedule                                 15