Form 10-K405
period 1998-05-31
DARDEN RESTAURANTS INC
filed 1998-08-20
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

    -----------------------------------------------------------------------
                                    FORM 10-K
    -----------------------------------------------------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

                         Commission File Number 1-13666

                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                  59-3305930
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

       5900 LAKE ELLENOR DRIVE                              32809
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $17.250 per share as reported on the New York Stock Exchange on August 10, 1998: $2,375 million.

     Number of  shares  of Common  Stock  outstanding  as of  August  10,  1998:
139,184,130 (excluding 23,509,546 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement dated August 10, 1998 are incorporated by reference into Part III,
        and portions of Registrant's 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

                                     PART I

ITEM 1.  BUSINESS OF DARDEN RESTAURANTS, INC.

INTRODUCTION

     Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the world's largest full-service restaurant organization.* In the United States, as of May 31, 1998, it operated 1,118 restaurants in 49 states (the exception being Alaska), including 648 Red Lobster(R), 461 The Olive Garden(R), six The Olive Garden Cafe(R) and three Bahama Breeze(R) restaurants. In addition, the Company operated 39 restaurants in Canada, including 34 Red Lobster units and five The Olive Garden units. All of its restaurants in North America are Company-operated. In Japan, as of May 31, 1998, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 37 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

     The Company, a Florida corporation incorporated in March of 1995, is the parent company of GMRI, Inc., a Florida corporation ("GMRI"), which owns the operating assets of the restaurants. GMRI was originally incorporated on March 27, 1968, as Red Lobster Inns of America, Inc.

     The Company's principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809 (telephone number
(407) 245-4000). Unless the context indicates otherwise, all references to Darden or the Company include Darden, GMRI and their respective subsidiaries.

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

     While the expansion of the Company's two largest restaurant chains has historically been steady, the number of restaurants for both Red Lobster and The Olive Garden declined in fiscal years 1997 and 1998 due to the closing of under-performing units and an increased focus on market optimization. Red Lobster has grown from three restaurants in operation in 1970 to 682 units in North America by the end of fiscal year 1998. The Olive Garden, an internally developed concept, opened its first restaurant in December of 1982, and expanded to 461 restaurants in the United States and five restaurants in Canada by the end of fiscal year 1998. Additionally, at the end of fiscal year 1998, The Olive Garden operated six cafes in food courts located in regional shopping malls within the United States.

     The Company's newest restaurant concept is Bahama Breeze, an internally developed concept with a Caribbean theme. There are currently three Bahama Breeze restaurants. The first two are operating in Orlando and nearby Altamonte Springs, Florida. On May 11, 1998, a third Bahama Breeze restaurant opened in Memphis, Tennessee.

STRATEGY

     The Company is a leader in the casual-dining segment of the restaurant industry. The Company is committed to the following key strategies.

     o Developing and operating distinctive restaurant concepts, each with its own culture, operating practices, physical environment, menu and marketing approach.

---------------------
*Source:  Restaurants & Institutions Magazine, July 1, 1997 edition.
          ----------------------------------------------------------

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

     The following table lists the number of restaurants and total sales by year of the Red Lobster, The Olive Garden and Bahama Breeze concepts. The table also includes information about the now closed China Coast concept as its operations are reflected in the Company's Five-Year Financial Summary (see Part II, Item
6).

              COMPANY-OPERATED RESTAURANTS OPEN AT FISCAL YEAR-END

FISCAL             RED          THE OLIVE        CHINA          BAHAMA            TOTAL          TOTAL SALES
 YEAR            LOBSTER        GARDEN(a)       COAST(b)        BREEZE        RESTAURANTS(a)    (IN MILLIONS)
------           --------       ---------       --------        ------        --------------    -------------
1970                 6                                                                 6              $3.5
1971                24                                                                24               9.1
1972                47                                                                47              27.1
1973                70                                                                70              48.0
1974                97                                                                97              72.6
1975               137                                                               137             108.5
1976               174                                                               174             174.1
1977               210                                                               210             229.2
1978               236                                                               236             291.4
1979               244                                                               244             337.5
1980               260                                                               260             397.6
1981               291                                                               291             528.4
1982               328                                                               328             614.3
1983               360                1                                              361             718.5
1984               368                2                                              370             782.3
1985               372                4                                              376             842.2
1986               401               14                                              415             917.3
1987               433               52                                              485           1,097.7
1988               443               92                                              535           1,300.8
1989               490              145                                              635           1,621.5
1990               521              208             1                                730           1,927.7
1991               568              272             1                                841           2,212.3
1992               619              341             1                                961           2,542.0
1993               638              400             5                              1,043           2,737.0
1994               675              458            25                              1,158           2,963.0
1995               715              477            51                              1,243           3,163.3
1996               729              487             0              1               1,217           3,191.8
1997               703              477             0              2               1,182           3,171.8
1998               682              466             0              3               1,151           3,287.0


---------------------
(a) These numbers do not include the six The Olive Garden Cafes in operation as of May 31, 1998.
(b) In August 1995, the Company approved the closing of all China Coast restaurants.

INDUSTRY OVERVIEW

     In the United States, the restaurant industry generates approximately $225 billion in annual sales, or roughly one-third of total consumer food expenditures.* Expenditures for restaurant dining and other meals prepared away from home have increased from 25% of the food dollar in 1955 to 44% in 1995.* Over the past 20 years, restaurant sales have grown at a rate one to two percentage points faster than the growth of food-at-home sales.* The industry is highly fragmented and is characterized by the presence of thousands of independent operators and small chains. While chain restaurants dominate the fast-food segment with a combined market share of 62%, chains account for just 22% in the full-service segment.* The Company believes that capable operators of strong multi-unit concepts will continue to increase their share of the full-service restaurant market.

     Casual dining is the fastest growing segment of the full-service restaurant market, with sales increasing at a 6.8% annual compound growth rate since 1991 and a 7.1% annual compound growth rate since 1992.* Today, casual dining represents 36% of full-service restaurant sales, or $37 billion.* Darden is a leader in the casual-dining segment, with approximately a nine percent market share.* Management believes that casual-dining concepts will benefit from favorable demographic trends, most notably the maturing population. Forty to sixty year olds are the most frequent users of casual-dining restaurants, and through this decade and the next, the population aged forty-five or older is projected to increase by approximately 34 million. In addition, "baby-boomers" (i.e., thirty-three to fifty-one year olds) tend to eat out more than generations before them, so, as they age, their casual dining frequency may become even higher. Finally, this group includes a high proportion of two-income families, which the Company believes could increase the demand for food-away-from-home due to a combination of more discretionary income and less discretionary time.

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

RESTAURANT CONCEPTS

Red Lobster

     Red Lobster is the largest chain of full-service, seafood-specialty restaurants in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the tenth consecutive year, Red Lobster was named Best Seafood Chain in America in the 1998 America's Choice In Chains national consumer survey published in the March 1, 1998 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.99 to $18.99, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $7.99. During fiscal year 1998, the average check per person was between $13.50 to $14.75, with alcoholic beverages accounting for approximately eight percent of sales. Red Lobster also offers a lower-priced children's menu. The Company maintains approximately 100 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas.


---------------------
* Source:  United States Department of Commerce Census of Retail Trade (1996);
           -------------------------------------------------------------------
  National Restaurant Association Annual Foodservice Forecast (1997); and CREST
  -----------------------------------------------------------------------------
  Annual Household Summary (1997).
  --------------------------------

The Olive Garden

     The Olive Garden is the largest chain of casual, full-service Italian restaurants in the United States. The moderately priced menu features recipes from both northern and southern Italy. For the ninth consecutive year, The Olive Garden was named Best Dinnerhouse Chain in America in the 1998 America's Choice In Chains national consumer survey published in the March 1, 1998 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.95 to $13.95, and lunch entree prices range from $4.95 to $7.95. During fiscal year 1998, the average check per person was between $11.00 and $12.30, with alcoholic beverages accounting for slightly more than eight percent of sales.

     The Olive Garden places importance on brand building and, as a result, is (like Red Lobster) one of the largest advertisers in the full-service restaurant industry. The Olive Garden Cafe concept, which is a limited-menu cafe in food court settings of regional shopping malls, operated in six locations at the end of fiscal year 1998. The Company also regularly experiments with new restaurant decor and additional menu improvements.

EXPANSION STRATEGY

     During fiscal year 1998, the Company opened eight restaurants (excluding pre-existing restaurants relocated to other sites). It plans to open approximately 13 new Red Lobster, The Olive Garden and Bahama Breeze restaurants during fiscal year 1999 (excluding relocations). The Company's new store openings by concept are shown below.

                                       ACTUAL          PROJECTED
                                     FISCAL 1998      FISCAL 1999
                                     -----------      -----------
           Red Lobster..............      1                 6
           The Olive Garden.........      6                 4
           Bahama Breeze............      1                 3
                                         --                --

           Totals...................      8                13
                                         ==                ==


     The Company's objective is to continue to expand its current portfolio of restaurant concepts, and to develop internally or acquire additional concepts which can be expanded. It is currently testing new ideas and concepts, including Bahama Breeze, its Caribbean-themed restaurant. The Company also regularly evaluates potential acquisition candidates on whether they would satisfy the Company's strategic and financial objectives. At present, the Company has not identified any specific acquisitions.

     The Company will continue to focus on improving operational returns at The Olive Garden and Red Lobster, and limit new restaurant expansion to the highest-potential sites. In addition, the Company plans to expand Bahama Breeze at the proper pace so that each new restaurant captures the concept's full potential. The specific number of openings will also depend upon a number of factors, including the Company's ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

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

     The following table illustrates the approximate average capital investment, size and dining capacity of the one Red Lobster and six The Olive Garden openings (excluding relocations of existing restaurants) during fiscal year 1998.

                                 CAPITAL      SQUARE      DINING      DINING
                               INVESTMENT      FEET        SEATS      TABLES
                               ----------     ------      ------      ------

     Red Lobster.............. $2,555,000      5,633        178         48
     The Olive Garden......... $2,897,000      7,484        236         58


     During fiscal year 1998, Red Lobster opened one restaurant in a smaller market. Therefore, the Red Lobster figures in the preceding table reflect the capital investment, size and dining capacity of a single restaurant in a relatively small market.

     During fiscal year 1998, The Olive Garden opened six restaurants. The Olive Garden figures in the preceding table reflect the average of three building sizes which the Company utilizes to expand in trade areas of varying sizes. The building sizes for new restaurants opened in fiscal 1998 (excluding relocations) range from 6,014 to 9,300 square feet; the numbers of dining seats range from 185 to 293; and the numbers of dining tables range from 42 to 76.

     Bahama Breeze opened its third restaurant in Memphis, Tennessee, in May, 1998. The Company hopes to open up to three additional Bahama Breeze restaurants during fiscal year 1999, but the actual number of openings may vary due to the factors previously discussed.

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

     In fiscal year 1998, the Company permanently closed four Red Lobster restaurants in the United States and 17 Red Lobster restaurants in Canada. An additional Red Lobster restaurant in the United States was temporarily closed at the end of fiscal 1998, but was scheduled to re-open in fiscal 1999. During the same period, The Olive Garden permanently closed six restaurants in the United States and 11 restaurants in Canada. For a discussion of restructuring and asset impairment charges related to these restaurant closings, see Management's Discussion of Results of Operations and Financial Condition and Note 3 of Notes to Consolidated Financial Statements on pages 5 and 14, respectively, of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders.

     During fiscal 1998, Red Lobster relocated or rebuilt 11 restaurants (not included in the numbers of new store openings or permanent closings stated above). These actions repositioned older Red Lobster restaurants to better locations and/or more contemporary buildings.

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

     The Company's restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 140 hourly employees, most of whom work part-time. The Company issues detailed operations manuals covering all aspects of restaurant operations as well as food and beverage manuals which detail the preparation procedures of the Company's formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with the Company's operating standards. Restaurant general managers report to directors at Red Lobster and The Olive Garden, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to ensure strict adherence to all aspects of the Company's standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operational training programs. These efforts include a 12-to-15 week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes improvement of leadership, restaurant business management and culinary skills. The Company also utilizes a highly structured training program to open new restaurants, including training teams consisting of groups of employees experienced in all aspects of restaurant operations. The opening training teams typically begin on-site training one week prior to opening and remain on location one week following the opening. They are phased out when appropriate to ensure a smooth transition to the restaurant's operating staff.

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

PURCHASING AND DISTRIBUTION

     The Company's ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and buys internally specified food and supplies from more than 3,276 suppliers in 44 countries. To ensure the quality of all food products, suppliers are required to meet strict quality control standards in the development, harvest, catch and/or production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to ensure availability of products and stability of costs.

     The Company believes that its seafood purchasing capabilities are a significant competitive advantage. The Company's purchasing staff routinely travels within the United States and internationally to source over 100 varieties of top-quality seafood at competitive prices. Red Lobster is the single largest buyer in the United States of many seafood products. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly when possible. It employs an agent in South America to provide timely information on local seafood market trends, identify purchasing opportunities and inspect product at the source. It also operates a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, the Company believes that it has demonstrated the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through a national distribution company. See Note 2 of Notes to Consolidated Financial Statements on page 13 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders.

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

EMPLOYEES

     At the end of fiscal year 1998, the Company employed 114,800 persons. Of these employees, 1,067 were corporate personnel, 5,283 were restaurant management personnel, and the remainder were hourly restaurant personnel. Of the 1,067 corporate employees, 588 were in management and 479 were administrative or office employees. The operating executives of the Company have an average of more than 19.7 years of experience with the Company. The restaurant general managers average 9.8 years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

MANAGEMENT INFORMATION SYSTEMS

     The Company strives for leadership in the restaurant business by utilizing technology as a competitive advantage. Since 1975, in-store computers have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant chain. Restaurant support is provided from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants each night, providing timely and extensive information each morning on business activity in every location. The restaurant support center houses the Company's data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. The Company uses internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power in terms of hardware and software to be distributed effectively to each of the Company's restaurant locations.

     The Company's management believes these systems have well positioned the Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in information systems and computing technology. The Company utilizes a strategic information systems plan that is prepared internally and reviewed with senior management. The plan is a result of projects approved by the Executive Information Systems Steering Committee. This plan prioritizes information systems projects based upon financial, regulatory and other business advantage criteria.

     The Company has committed the resources necessary to ensure that its critical information systems and technology are "Year 2000 compliant" in advance of the next millennium. "Year 2000 compliant" refers to information systems and technology that accurately process date/time data (including calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries and, in particular, the years 1999 and 2000. As of May 31, 1998, approximately 50% of the Company's systems either have been modified to be Year 2000 compliant or have been eliminated due to changes in business requirements. Remaining applications are expected to be Year 2000 compliant over the next fiscal year. The total cost to the Company of achieving Year 2000 compliant systems is not expected to have a material impact on the Company's financial condition or results of operations. For additional discussion of the Year 2000 issue, see the subsection entitled "Impact of Year 2000" in Management's Discussion of Results of Operations and Financial Condition on page 6 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders.

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

TRADEMARKS AND RELATED AGREEMENTS

     The Company regards its Red Lobster(R), The Olive Garden(R) and Bahama Breeze(R) servicemarks as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important servicemarks and trademarks whenever possible and to oppose vigorously any infringement of them.

     The only restaurant operations outside of North America historically have been conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, Inc., entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 37 Red Lobster restaurants in Japan as of May 31, 1998. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not expected to be material.

SEASONALITY

     The Company's sales volumes fluctuate seasonally, and are generally higher in the spring and summer months, and lower in the fall and winter months. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

GOVERNMENT REGULATION

     The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, the Company has not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

     Presently about 8.2% of restaurant revenues are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. The Company is also subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person causing the injury. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during the fiscal year ended May 31, 1998, have not had a material effect on the Company's operations.

     The Company is currently operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. The TRAC agreement reduces the likelihood of future chain-wide employer-only FICA assessments for previously unreported tips through increased educational and other efforts in the restaurants.

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

     Joe R. Lee, age 57, is Chief Executive Officer and Chairman of the Board of Darden. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, and an Executive Vice President in 1981, was named Executive Vice President, Finance and International Restaurants in 1991, and was elected a Vice Chairman of General Mills in 1992 with responsibility for various consumer foods businesses and corporate staff functions. Mr. Lee was elected a director of General Mills in 1985. He was named Chief Executive Officer of Darden in December of 1994.

     Blaine Sweatt, III, age 50, is President, New Business Development and an Executive Vice President of Darden. He joined General Mills in 1976 in the Red Lobster organization and was named Director of New Restaurant Concept Development in 1981. Mr. Sweatt led the teams that developed the concepts for The Olive Garden and Bahama Breeze concepts, among others. He was named Vice President in 1985 and Senior Vice President in 1994. Mr. Sweatt has been Executive Vice President and a director of Darden since 1995.

     Bradley D. Blum, age 44, is President of The Olive Garden and an Executive Vice President of Darden. Mr. Blum joined General Mills in 1978. He was named Director of Marketing in 1984, responsible for Big G Cereals, and he became Vice President of Big G New Enterprises in 1989. In 1990, he was named Vice President of Marketing for Cereal Partners Worldwide, General Mills' joint venture with Nestle, headquartered in Switzerland. He joined the Company in 1994 as Senior Vice President of Marketing for The Olive Garden and was named President of The Olive Garden in December of 1994. He was named Senior Vice President of Darden in September of 1995 and Executive Vice President and a director of Darden in September of 1997.

     Richard E. Rivera, age 51, was named President of Red Lobster and Executive Vice President of Darden in December of 1997. Mr. Rivera began his career with Steak and Ale Restaurants of America and has held many management positions within the industry over the past 25 years. Prior to joining Red Lobster, from 1994 to 1996, Mr. Rivera served as President and Chief Executive Officer of RARE Hospitality International, Inc., owner of LongHorn Steakhouse restaurants. Mr. Rivera has been a director of Darden since joining the Company in December of 1997.

     Linda J. Dimopoulos, age 48, is Senior Vice President, Corporate Controller and Business Information Systems of Darden with overall responsibility for corporate reporting, accounting, information services, internal audit and quality assurance. Ms. Dimopoulos joined the Company in 1982. She was named Director, Corporate Analysis in 1985. In 1986, she was named Vice President, Controller for Red Lobster, and then Vice President, Information System Services. She was named Senior Vice President, Financial Operations in August 1993, and assumed her present position in July 1998.

     Daniel Lyons, age 45, is Senior Vice President, Human Resources of the Company with overall responsibility for all personnel, including compensation, benefits, staffing, corporate security, diversity management and aviation. Mr. Lyons joined the Company in 1993 as Senior Vice President of Personnel for The Olive Garden. He was elected to his present position in January of 1997. Prior to joining The Olive Garden, Mr. Lyons spent 18 years with the Quaker Oats Company.

     Robert W. Mock, age 46, is Executive Vice President, Operations of The Olive Garden and Senior Vice President of Darden. Mr. Mock joined the Company in 1969 and, through the years, held management positions in various areas of the Company. In 1992, Mr. Mock was named Executive Vice President and General Manager of Red Lobster Canada. In 1994, Mr. Mock was named Executive Vice President, Operations for The Olive Garden. He was named to the additional position of Senior Vice President of Darden in July 1998.

     Clarence Otis, Jr., age 42, is Senior Vice President, Finance and Treasurer of the Company. Mr. Otis joined the Company in 1995 as Vice President and Treasurer. In July of 1997, he assumed responsibility for investor relations and was named Senior Vice President, Investor Relations and Treasurer. In July 1998, Mr. Otis assumed additional responsibilities in the area of finance and was named to his present position. Prior to joining the Company, Mr. Otis was employed by Chemical Securities, Inc. in New York where he had been Managing Director and Manager of Public Finance since 1991. Prior to his work at Chemical Securities, Mr. Otis was employed by Siebert Municipal Capital Group as Managing Director and Principal.

     James D. Smith, age 55, is Senior Vice President, Real Estate, Design and Construction of the Company. Mr. Smith joined General Mills in 1982 and was named Senior Vice President and Controller of the restaurant operations in 1988. In December 1994, Mr. Smith was named Senior Vice President, Finance. Subsequently, he assumed increasing responsibilities in connection with the Company's real estate development activities and was named to his present position in July of 1998.

     Richard J. Walsh, age 46, is Senior Vice President, Corporate Relations, with responsibility for all corporate communications, environmental relations, media and government, public and community relations, including the Darden Restaurants, Inc. Foundation. Mr. Walsh joined General Mills in 1984 as Manager of Government Affairs for Red Lobster. He was named Vice President of Government Relations in 1987 and was promoted to his present position in December of 1994.

     Clifford L. Whitehill, age 67, was named a Senior Vice President of the Company in December of 1994. Mr. Whitehill joined General Mills in 1962 as an attorney in the Law Department. He was appointed Assistant General Counsel in 1968, elected Vice President in 1971, named General Counsel in 1975, elected Senior Vice President in 1981 and elected Secretary of General Mills in 1983. Mr. Whitehill retired from General Mills immediately prior to the Distribution, and on that date he assumed his responsibilities at Darden as Senior Vice President, General Counsel and Secretary.

ITEM 2.  PROPERTIES

     As of May 31, 1998, the Company operated 1,157 restaurants, including 682 Red Lobster, 466 The Olive Garden, six The Olive Garden Cafe and three Bahama Breeze restaurants in the following locations:

     Alabama (18)      Arizona (24)     Arkansas (10)       California (95)
     Colorado (21)     Connecticut (12) Delaware (4)        Florida (111)
     Georgia (36)      Hawaii (1)       Idaho (5)           Illinois (49)
     Indiana (34)      Iowa (15)        Kansas (10)         Kentucky (13)
     Louisiana (10)    Maine (5)        Maryland (19)       Massachusetts (8)
     Michigan (42)     Minnesota (18)   Mississippi (8)     Missouri (26)
     Montana (2)       Nebraska (7)     Nevada (9)          New Hampshire (4)
     New Jersey (27)   New Mexico (8)   New York (47)       North Carolina (24)
     North Dakota (4)  Ohio (67)        Oklahoma (18)       Oregon (10)
     Pennsylvania (52) Rhode Island (2) South Carolina (18) South Dakota (3)
     Tennessee (26)    Texas (100)      Utah (9)            Vermont (2)
     Virginia (37)     Washington (20)  West Virginia (5)   Wisconsin (21)
     Wyoming (2)       Canada (39)

     Of the Company's 1,157 restaurants open on May 31, 1998, 735 were on owned sites and 422 were on leased sites. The 422 leases are classified as follows:

         Land-Only Leases (Darden owns buildings and equipment).......    287
         Ground and Building Leases...................................     76
         Space/In-Line/Other Leases...................................     59
                                                                          ---

           Total                                                          422
                                                                          ===

     The Company owns its executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, the Company's restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by the Company.

     See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 15 and 18, respectively, of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (no par value) has been registered and is traded on the New York Stock Exchange. As of July 27, 1998, the number of record holders of common stock was 33,863. Trading of the Company's common stock began on a "when issued" basis on May 9, 1995, at a price per share of $9.375. The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period from the Distribution to the end of fiscal year 1998.

                      PER SHARE SALES PRICE OF COMMON STOCK

----------------- ------------------- -------------------- ------------------- --------------------
   FISCAL YEAR
      1996           FIRST QUARTER       SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
      HIGH              $11.50               $12.00              $13.25               $14.00
      LOW               $9.75                $10.00              $10.625              $11.50
----------------- ------------------- -------------------- ------------------- --------------------
   FISCAL YEAR
      1997           FIRST QUARTER       SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
      HIGH              $12.125              $9.25               $9.375               $8.50
      LOW               $7.50                $7.75               $6.75                $6.875
----------------- ------------------- -------------------- ------------------- --------------------
   FISCAL YEAR
      1998           FIRST QUARTER       SECOND QUARTER       THIRD QUARTER       FOURTH QUARTER
      HIGH              $10.5625             $12.00              $13.4375             $18.125
      LOW               $8.125               $9.00               $10.50               $13.00
----------------- ------------------- -------------------- ------------------- --------------------

     During fiscal year 1998, the Company declared two semi-annual dividends of four cents per share each. The first semi-annual dividend (four cents per share) was paid on November 1, 1997, to stockholders of record on October 10, 1997. The second semi-annual dividend (four cents per share) was paid on May 1, 1998, to stockholders of record on April 10, 1998.


ITEM 6.  SELECTED FINANCIAL INFORMATION

     The information for fiscal years 1993 through 1998, contained in the Five-Year Financial Summary on page 23 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 4 through 6 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Independent  Auditors'  Report,  Consolidated  Statements  of Earnings
(Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 8 through

22 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Information Concerning Nominees" on pages 3 through 4, "Committees of the Board" on pages 6 through 7, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Company's definitive proxy materials dated August 10, 1998, is incorporated herein by reference. Certain information regarding executive officers is contained in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "Board Compensation and Benefits" on pages 5 through 6, "Summary Compensation Table" on pages 12 through 13, and "Option Grants in Last Fiscal Year" on page 14 of the Company's definitive proxy materials dated August 10, 1998, is incorporated by reference. The information appearing in such proxy materials under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the sections entitled "Certain Owners of Common Stock" on page 2 and "Share Ownership of Directors and Officers" on pages 7 through 8 of the Company's definitive proxy materials dated August 10, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Certain Relationships and Related Transactions" on page 8 of the Company's definitive proxy materials dated August 10, 1998, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS:

     Consolidated Statements of Earnings (Loss) for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996 (incorporated by reference to page 8 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders)

     Consolidated Balance Sheets at May 31, 1998 and May 25, 1997 (incorporated by reference to page 9 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders)

     Consolidated Statements of Cash Flows for the fiscal years ended May 31, 1998, May 25, 1997 and May 26, 1996 (incorporated by reference to page 10 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders)

     Notes to Consolidated Financial Statements (incorporated by reference to pages 11 through 22 of the 1998 Financial Statements booklet in the Company's 1998 Annual Report to Stockholders)

     2. FINANCIAL STATEMENTS SCHEDULES:

     Not applicable.

     3. EXHIBITS:

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

       EXHIBIT
       NUMBER                              TITLE
       -------                             -----

        3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995)

        3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5,
               1995)

        4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997

        4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

      *10(a) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended May 23, 1996, June 17, 1997, and June 26, 1998

      *10(b)   Darden Restaurants,  Inc. FlexComp Plan (incorporated herein by
               reference  to  Exhibit  10(b)  to  the   Company's   Registration
               Statement on Form 10 effective May 5, 1995)


--------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

      *10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998

      *10(g)   Compensation   Plan  for  Non-Employee   Directors  of  Darden
               Restaurants, Inc., as amended June 17, 1997

      *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

      *10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

      *10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

          12   Computation of Ratio of Consolidated Earnings to Fixed Charges

          13 Portions of 1998 Annual Report to Stockholders (incorporated by reference herein)

          21   Subsidiaries of Darden Restaurants, Inc.

          23   Independent Accountant's Consent

          24   Powers of Attorney

          27   Financial Data Schedule

--------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(B) REPORTS ON FORM 8-K. During the last quarter covered by this Report, there were no Form 8-K filings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 20, 1998             DARDEN RESTAURANTS, INC.
                                          By: /s/ C.L. Whitehill
                                              ------------------
                                               C.L. Whitehill
                            Senior Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person's on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/ H.B. Atwater, Jr.        Director
-------------------------
    H.B. Atwater, Jr.*

/s/ Daniel B. Burke          Director
-------------------------
    Daniel B. Burke*

/s/ Odie C. Donald           Director
-------------------------
    Odie C. Donald*

/s/ Betty Southard Murphy    Director
-------------------------
    Betty Southard Murphy*

/s/ Michael D. Rose          Director
-------------------------
    Michael D. Rose*

/s/ Jack A. Smith            Director
-------------------------
    Jack A. Smith*

/s/ Bradley D. Blum          Director and President,
-------------------------    The Olive Garden
    Bradley D. Blum*

/s/ Joe R. Lee               Director, Chairman of the           August 20, 1998
-------------------------    Board and Chief Executive Officer
    Joe R. Lee               (principal executive officer)

/s/ Richard E. Rivera        Director and President, Red Lobster
-------------------------
    Richard E. Rivera*

/s/ Blaine Sweatt, III       Director and President,
-------------------------    New Business Development
    Blaine Sweatt, III*

/s/ Linda J. Dimopoulos      Senior Vice President - Corporate   August 20, 1998
-------------------------    Controller and Business Information
    Linda J. Dimopoulos      Systems (controller and principal
                             accounting officer)

/s/ Clarence Otis, Jr.       Senior Vice President-Finance       August 20, 1998
-------------------------    and Treasurer (principal financial
    Clarence Otis, Jr.       officer)


*BY: C.L. Whitehill,
     Attorney-In-Fact
     August 20, 1998

                                  EXHIBIT INDEX

                                    EXHIBITS


  EXHIBIT
  NUMBER                              TITLE
  -------                             -----

   3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995)

   3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

   4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997

   4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

 *10(a) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended May 23, 1996, June 17, 1997, and June 26, 1998

 *10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

 *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

 *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995)

 *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5, 1995)

 *10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998

---------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                    EXHIBITS


  EXHIBIT
  NUMBER                              TITLE
  -------                             -----

 *10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc., as amended June 17, 1997

 *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

 *10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

 *10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

     12   Computation of Ratio of Consolidated Earnings to Fixed Charges

     13 Portions of 1998 Annual Report to Stockholders (incorporated by reference herein)

     21   Subsidiaries of Darden Restaurants, Inc.

     23   Independent Accountant's Consent

     24   Powers of Attorney

     27   Financial Data Schedule

---------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.