Form 10-Q
period 1998-08-30
DARDEN RESTAURANTS INC
filed 1998-10-09
CIK 940944

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         ------------------------------

                                    FORM 10-Q

                         ------------------------------


(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ...............


                         ------------------------------

                                     1-13666
                             Commission File Number

                         ------------------------------

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

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No

                         ------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares  of  common  stock  outstanding  as of  October  1,  1998:
138,959,783 (excluding 24,244,032 shares held in treasury).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                            Page

Part I - Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Earnings                               2

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Changes in Stockholders' Equity        4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Part II -  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                   11

Index to Exhibits                                                            12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                    August 30, 1998            August 24, 1997
 --------------------------------------------------------------------------------------------------------------------
 Sales                                                                 $   886,057               $   809,331
 Costs and Expenses:
    Cost of sales:
      Food and beverages.....................................              296,415                   265,950
      Restaurant labor.......................................              282,550                   259,017
      Restaurant expenses....................................              131,987                   122,744
                                                                       -----------               -----------
        Total Cost of  Sales.................................          $   710,952               $   647,711
 Selling, general and administrative.........................               84,787                    89,205
 Depreciation and amortization...............................               31,012                    31,472
 Interest, net...............................................                5,435                     4,693
                                                                       -----------               -----------
        Total Costs and Expenses.............................          $   832,186               $   773,081
                                                                       -----------               -----------
 Earnings before Income Taxes................................               53,871                    36,250
 Income Taxes................................................              (18,692)                  (11,842)
                                                                       -----------               -----------
 Net Earnings................................................          $    35,179               $    24,408
                                                                       ===========               ===========

 Net Earnings per Share:
    Basic....................................................          $      0.25               $      0.16
                                                                       ===========               ===========
    Diluted..................................................          $      0.24               $      0.16
                                                                       ===========               ===========

 Average Number of Common Shares Outstanding:
    Basic....................................................              139,700                   152,700
                                                                       ===========               ===========
    Diluted..................................................              145,900                   153,600
                                                                       ===========               ===========

 --------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                   August 30, 1998             May 31, 1998
--------------------------------------------------------------------------------------------------------------------
                            ASSETS

Current Assets:
   Cash and cash equivalents................................          $    27,990               $    33,505
   Receivables..............................................               23,101                    27,312
   Inventories..............................................              145,177                   182,399
   Net assets held for disposal.............................               46,206                    49,230
   Prepaid expenses and other current assets................               13,089                    20,498
   Deferred income taxes....................................               84,325                    84,597
                                                                      -----------               -----------
     Total Current Assets...................................          $   339,888               $   397,541
Land, Buildings and Equipment...............................            1,479,747                 1,490,348
Other Assets................................................               96,751                    96,853
                                                                      -----------               -----------

     Total Assets...........................................          $ 1,916,386               $ 1,984,742
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.........................................          $   104,404               $   132,938
   Short-term debt..........................................               29,500                    75,100
   Current portion of long-term debt........................                    5                         5
   Accrued payroll..........................................               60,229                    73,240
   Accrued income taxes.....................................               23,150                     1,067
   Other accrued taxes......................................               25,514                    24,172
   Other current liabilities................................              247,551                   252,142
                                                                      -----------               -----------
     Total Current Liabilities..............................          $   490,353               $   558,664
Long-term Debt..............................................              310,628                   310,603
Deferred Income Taxes.......................................               81,306                    77,054
Other Liabilities...........................................               18,842                    18,576
                                                                      -----------               -----------
     Total Liabilities......................................          $   901,129               $   964,897
                                                                      -----------               -----------

Stockholders' Equity:
   Common stock and surplus.................................          $ 1,303,794               $ 1,286,191
   Retained earnings........................................               83,506                    48,327
   Treasury stock...........................................             (292,502)                 (239,876)
   Accumulated other comprehensive income...................              (13,730)                  (11,749)
   Unearned compensation....................................              (65,811)                  (63,048)
                                                                      -----------               -----------
     Total Stockholders' Equity.............................          $ 1,015,257               $ 1,019,845
                                                                      -----------               -----------

Total Liabilities and Stockholders' Equity..................          $ 1,916,386               $ 1,984,742
                                                                      ===========               ===========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Thirteen Weeks Ended August 30, 1998 and August 24, 1997
                                 (In Thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                     Common                                 Accumulated
                                                      Stock                                    Other                      Total
                                                       and        Retained      Treasury   Comprehensive   Unearned   Stockholders'
                                                     Surplus      Earnings        Stock        Income    Compensation    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998........................    $1,286,191     $ 48,327     $(239,876)    $(11,749)    $(63,048)    $1,019,845
Comprehensive income:
  Net earnings.................................                     35,179                                                 35,179
  Other comprehensive income,
    foreign currency adjustment................                                                (1,981)                     (1,981)
                                                                                                                       ----------
      Total comprehensive income...............                                                                            33,198
Stock option exercises (1,167 shares)..........         9,881                                                               9,881
Issuance of restricted stock (288 shares),
  net of forfeiture adjustments................         3,263                                               (3,235)            28
Earned compensation............................                                                                472            472
Income tax benefit credited to equity..........         3,633                                                               3,633
Proceeds from issuance of equity put options...           826                                                                 826
Purchases of common stock for treasury
   (3,219 shares)..............................                                  (52,626)                                 (52,626)
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 1998.....................    $1,303,794     $ 83,506     $(292,502)    $(13,730)    $(65,811)    $1,015,257
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                     Common        Retained                 Accumulated
                                                      Stock        Earnings                    Other                      Total
                                                       and      (Accumulated    Treasury   Comprehensive   Unearned   Stockholders'
                                                     Surplus       Deficit)       Stock        Income    Compensation    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 25, 1997........................    $1,268,656     $(41,706)    $ (69,184)    $(10,037)    $(66,516)    $1,081,213
Comprehensive income:
  Net earnings.................................                     24,408                                                 24,408
  Other comprehensive income,
    foreign currency adjustment................                                                  (547)                       (547)
                                                                                                                       ----------
      Total comprehensive income...............                                                                            23,861
Stock option exercises (154 shares)............           410                                                                 410
Issuance of restricted stock (116 shares),
  net of forfeiture adjustments................           (56)                                                  36            (20)
Earned compensation............................                                                                280            280
ESOP note receivable repayments................                                                              1,800          1,800
Income tax benefit credited to equity..........           227                                                                 227
Purchases of common stock for treasury
  (2,199 shares)...............................                                  (21,810)                                 (21,810)
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 24, 1997.....................    $1,269,237     $(17,298)    $ (90,994)    $(10,584)    $(64,400)    $1,085,961
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                          August 30, 1998       August 24, 1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings......................................................        $   35,179            $   24,408
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...................................            31,012                31,472
     Amortization of unearned compensation and loan costs............             1,099                   896
     Change in current assets and liabilities........................            19,990                37,752
     Change in other liabilities ....................................               266                    76
     (Gain) loss on disposal of land, buildings and equipment........              (866)                  261
     Deferred income taxes...........................................             4,524                 1,243
     Other, net......................................................              (574)                 (278)
                                                                             ----------            ----------
       Net Cash Provided by Operating Activities.....................        $   90,630            $   95,830
                                                                             ----------            ----------

Cash Flows--Investment Activities
   Purchases of land, buildings and equipment........................           (24,364)              (28,569)
   Purchases of intangibles..........................................              (508)                 (347)
   Increase in other assets..........................................              (207)               (2,346)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)........................            12,825                 4,875
                                                                             ----------            ----------
       Net Cash Used by Investment Activities........................        $  (12,254)           $  (26,387)
                                                                             ----------            ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock............................             9,881                   410
   Income tax benefit credited to equity.............................             3,633                   227
   Purchases of treasury stock.......................................           (52,626)              (21,810)
   ESOP note receivable repayment....................................                                   1,800
   Decrease in short-term debt.......................................           (45,600)              (43,400)
   Repayment of long-term debt.......................................                (5)               (1,805)
   Proceeds from issuance of equity put options......................               826
                                                                             ----------            ----------
       Net Cash Used by Financing Activities.........................        $  (83,891)           $  (64,578)
                                                                             ----------            ----------

Increase (Decrease) in Cash and Cash Equivalents.....................            (5,515)                4,865
Cash and Cash Equivalents - Beginning of Period......................            33,505                25,490
                                                                             ----------            ----------

Cash and Cash Equivalents - End of Period............................        $   27,990            $   30,355
                                                                             ==========            ==========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.......................................................             4,211                   114
   Refundable income taxes, net......................................                                  10,504
   Inventories.......................................................            37,222                 9,967
   Prepaid expenses and other current assets.........................               384                 1,702
   Accounts payable..................................................           (28,534)               11,373
   Accrued payroll...................................................           (13,011)                 (104)
   Accrued income taxes..............................................            22,083
   Other accrued taxes...............................................             1,342                 3,056
   Other current liabilities.........................................            (3,707)                1,140
                                                                             ----------            ----------
     Change in Current Assets and Liabilities........................        $   19,990            $   37,752
                                                                             ==========            ==========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.  Background
         ----------

     These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 31, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K, except that during the current period the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, (SFAS
130), "Reporting Comprehensive Income". The Company adopted SFAS 130 by reporting all items of comprehensive income in the consolidated statements of changes in stockholders' equity.

Note 2.  Consolidated Statements of Cash Flows
         -------------------------------------

     During the thirteen weeks ended August 30, 1998 and August 24, 1997, Darden paid $8,673 and $8,194, respectively, for interest (net of amount capitalized). During the same periods, Darden received income tax refunds of $10,051 and paid income taxes of $380, respectively.

Note 3.  Net Earnings Per Share
         ----------------------

     Options to purchase 3,000 and 12.9 million shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended August 30, 1998 and August 24, 1997, respectively, because their exercise prices exceeded the average market price of common shares for the period.

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

     The Company may, from time to time, use financial and commodities derivatives in the management of interest rate and commodities pricing risks that are inherent in its business operations. The Company may also use financial derivatives as part of its stock repurchase program. Such instruments are not held or issued for trading or speculative purposes.

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

     The Company uses commodities hedging instruments including forwards, futures and options, to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as coffee, soybean oil, and shrimp. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Deferred gains and losses are subsequently recorded as cost of products sold in the statement of earnings when the inventory is sold. If the inventory is not acquired and the hedge is disposed of, the deferred gain or loss is recognized immediately in cost of products sold.

     The Company does not have any material risk from any of the above financial instruments, and the Company does not anticipate any material losses from the use of such instruments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen weeks ended August 30, 1998 and August 24, 1997.

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   August 30, 1998            August 24, 1997
--------------------------------------------------------------------------------------------------------------------
Sales.......................................................             100.0%                    100.0%
Costs and Expenses:
Cost of sales:
   Food and beverages.......................................              33.4                      32.9
   Restaurant labor.........................................              31.9                      32.0
   Restaurant expenses......................................              14.9                      15.1
                                                                       -------                   -------
     Total Cost of Sales....................................              80.2%                     80.0%
Selling, general and administrative.........................               9.6                      11.0
Depreciation and amortization...............................               3.5                       3.9
Interest, net...............................................               0.6                       0.6
                                                                       -------                   -------
     Total Costs and Expenses...............................              93.9%                     95.5%
                                                                       -------                   -------
Earnings before Income Taxes................................               6.1                       4.5
Income Taxes................................................              (2.1)                     (1.5)
                                                                       -------                   -------

Net Earnings................................................               4.0%                      3.0%
                                                                       =======                   =======

--------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     For the fiscal 1999 first quarter ended August 30, 1998, earnings after tax were $35.2 million or 24 cents per diluted share, compared to earnings after tax of $24.4 million or 16 cents per diluted share in the first quarter of fiscal 1998. The increase in first quarter earnings was primarily attributable to increased sales and customer traffic at both Red Lobster and The Olive Garden. Sales of $886.1 million for the quarter were over 9% higher than last year.

     Food and beverage costs for the quarter were 33.4% of sales, compared to 32.9% of sales last year, primarily attributable to two very successful high volume, lower margin promotions run by Red Lobster during the quarter. Restaurant labor decreased to 31.9% of sales, compared to last year's 32.0%, primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased modestly to 14.9% of sales, compared to 15.1% last year. The decrease in first quarter selling, general and administrative expenses to 9.6% of sales, compared to 11.0% of sales last year, was primarily attributable to reduced marketing expenses. Although the dollar amount of depreciation and amortization expense for the quarter was slightly higher than last year, that expense as a percentage of sales decreased to 3.5% from 3.9% last year. That percentage of sales decrease also resulted from higher sales volumes.

     The effective tax rate for the first quarter of fiscal 1999 was 34.7% compared to 32.7% in last year's first quarter. The increase in the effective tax rate reflects a higher level of expected pre-tax income for the year.

Division Results

     Red Lobster sales of $513.3 million were up 9.3% compared to the first quarter of last year mainly due to the strong "Bottomless Crab" and "30 Shrimp" promotional offerings which generated increased customer traffic and sales throughout the chain. Same-restaurant sales in the United States were up 11.6% for the quarter, Red Lobster's best comparable sales performance this decade. First quarter operating profits were significantly above the prior year.

     The Olive Garden continued its positive momentum in the first quarter with a 9.3% increase in sales to $367.3 million. Same-restaurant sales in the United States increased 10.7% representing the sixteenth consecutive quarter of same-restaurant sales increases and the second consecutive quarter of double digit gains. First quarter operating profits were significantly above the prior year.

     Darden's newest concept, Bahama Breeze, continued to produce strong sales at all three restaurants, including the newest location in Memphis. Five more Bahama Breeze restaurants are currently under development.

     The table below details the number of restaurants open at the end of the first quarter, compared with the number open at the end of fiscal year 1998 and the end of last year's first quarter.

                                                                        NUMBER OF RESTAURANTS
--------------------------------------------------------------------------------------------------------------------
                                                    August 30, 1998         May 31, 1998        August 24, 1997
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA..............................              646                  648                    652
Red Lobster - Canada...........................               34                   34                     50
                                                          ------               ------                 ------
     Total.....................................              680                  682                    702

Olive Garden - USA.............................              459                  461                    459
Olive Garden - Canada..........................                5                    5                     16
                                                          ------               ------                 ------
     Total.....................................              464                  466                    475

Bahama Breeze..................................                3                    3                      2
                                                          ------               ------                 ------

         Total.................................            1,147                1,151                  1,179
                                                          ======               ======                 ======

--------------------------------------------------------------------------------------------------------------------

YEAR 2000

Background

     In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the year 1900, rather than the year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

     The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the company's state of readiness, costs (historical and prospective), risks, and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

State of Readiness

     The Company began a concerted effort and established a dedicated project team to address its Year 2000 issues in fiscal year 1997. In fiscal year 1998, the Company formalized a task force (the "Year 2000 Project Office") to coordinate the Company's response to Year 2000 issues. The Year 2000 Project Office reports to the Chief Executive Officer, his executive team, and the Audit Committee of the Company's Board of Directors.

     Under the auspices of the Year 2000 Project Office, the Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications of all significant systems are well under way. The Company plans on completing the modifications and testing of all significant systems by the end of fiscal 1999.

     In addition, through its Year 2000 Project Office, the Company has communicated with suppliers, banks, vendors and others with whom it does significant business (collectively, its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Costs

     The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of the end of the first quarter of fiscal 1999, the Company had spent approximately $2 million on Year 2000 issues. The total costs to the Company of addressing Year 2000 issues is estimated to be less than $5 million. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

Risks

     The Company utilizes IT systems and non-IT systems in many aspects of its business. Year 2000 problems in some of the Company's systems could possibly disrupt operations at some restaurants, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

     The Company is also exposed to the risk that one or more of its suppliers or vendors could experience Year 2000 problems that could impact the ability of such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

Contingency Plans

     The Year 2000 Project Office is in the process of developing contingency plans for the Company's significant IT systems and non-IT systems requiring Year 2000 modification. In addition, the Company is developing contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans will include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion plans, business development activities, and Year 2000 compliance. Such forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development and operation, economic conditions, changes in federal or state laws or the administration of such laws, and the Year 2000 readiness of suppliers, banks, vendors and others having a direct or indirect business relationship with the Company.


                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

             Exhibit 27   Financial Data Schedule

         (b) Reports on Form 8-K.

             The Company filed one report on Form 8-K on June 24, 1998, reporting certain financial results for the fourth quarter of of fiscal year 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DARDEN RESTAURANTS, INC.


Dated:  October 8, 1998                  By: /s/ C.L. Whitehill
                                             ----------------------------------
                                             C.L. Whitehill
                                             Senior Vice President,
                                             General Counsel and Secretary



Dated:  October 8, 1998                  By: /s/ Linda Dimopoulos
                                             ----------------------------------
                                             Linda Dimopoulos
                                             Senior Vice President - Corporate
                                             Controller and Business Information
                                             Systems
                                             (Principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                            Page

12                Computation of Ratio of Consolidated Earnings
                  to Fixed Charges                                          13

27                Financial Data Schedule                                   14