Form 10-Q
period 1998-11-29
DARDEN RESTAURANTS INC
filed 1999-01-12
CIK 940944

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------

                                    FORM 10-Q

                       ----------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 29, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ................ to .................


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

                       ----------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes   [ ] No

                       ----------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares  of  common  stock  outstanding  as of  January  1,  1999:
137,758,717 (excluding 25,995,078 shares held in treasury).

===============================================================================

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                           Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                       3

                  Consolidated Balance Sheets                               5

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                      6

                  Consolidated Statements of Cash Flows                     7

                  Notes to Consolidated Financial Statements                9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

Part II -         Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders       14

         Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                                  16

Index to Exhibits                                                           17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                         Thirteen Weeks Ended
------------------------------------------------------------------------------------------
                                                November 29, 1998     November 23, 1997
------------------------------------------------------------------------------------------
Sales..........................................     $ 791,168             $ 745,263
Costs and Expenses:
  Cost of sales:
    Food and beverages.........................       257,616               241,859
    Restaurant labor...........................       265,753               252,929
    Restaurant expenses........................       120,688               117,941
                                                    ---------             ---------
      Total Cost of Sales......................     $ 644,057             $ 612,729
  Selling, general and administrative..........        86,357                84,412
  Depreciation and amortization................        31,311                31,613
  Interest, net................................         4,786                 4,723
                                                    ---------             ---------
        Total Costs and Expenses...............     $ 766,511             $ 733,477
                                                    ---------             ---------

Earnings before Income Taxes...................        24,657                11,786
Income Taxes...................................        (8,738)               (4,256)
                                                    ---------             ---------

Net Earnings...................................     $  15,919             $   7,530
                                                    =========             =========

Net Earnings per Share:
  Basic ......................................      $    0.11             $    0.05
                                                    =========             =========
  Diluted.....................................      $    0.11             $    0.05
                                                    =========             =========

Average Number of Common Shares Outstanding:
  Basic ......................................        138,700               150,300
                                                    =========             =========
  Diluted.....................................        144,100               152,300
                                                    =========             =========

------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                          Twenty-Six Weeks Ended
------------------------------------------------------------------------------------------
                                                November 29, 1998     November 23, 1997
------------------------------------------------------------------------------------------
Sales.........................................     $ 1,677,225           $ 1,554,594
Costs and Expenses:
  Cost of sales:
    Food and beverages........................         554,031               507,809
    Restaurant labor..........................         548,304               511,946
    Restaurant expenses.......................         252,675               240,685
                                                   -----------           -----------
      Total Cost of Sales ....................     $ 1,355,010           $ 1,260,440
  Selling, general and administrative.........         171,143               173,617
  Depreciation and amortization...............          62,323                63,085
  Interest, net...............................          10,221                 9,416
                                                   -----------           -----------
        Total Costs and Expenses..............     $ 1,598,697           $ 1,506,558
                                                   -----------           -----------

Earnings before Income Taxes..................          78,528                48,036
Income Taxes..................................         (27,430)              (16,098)
                                                   -----------           -----------

Net Earnings..................................     $    51,098           $    31,938
                                                   ===========           ===========

Net Earnings per Share:
  Basic ......................................     $      0.37           $      0.21
                                                   ===========           ===========
  Diluted.....................................     $      0.35           $      0.21
                                                   ===========           ===========

Average Number of Common Shares Outstanding:
  Basic ......................................         139,200               151,500
                                                   ===========           ===========
  Diluted.....................................         145,000               152,900
                                                   ===========           ===========

------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   (Unaudited)
------------------------------------------------------------------------------------------
                                                November 29, 1998     May 31, 1998
------------------------------------------------------------------------------------------
                 ASSETS

Current Assets:
  Cash and cash equivalents...................     $    13,064         $    33,505
  Receivables.................................          26,224              27,312
  Inventories.................................         137,112             182,399
  Net assets held for disposal................          39,673              49,230
  Prepaid expenses and other current assets...          12,242              20,498
  Deferred income taxes.......................          75,532              84,597
                                                   -----------         -----------
    Total Current Assets......................     $   303,847         $   397,541
Land, Buildings and Equipment.................       1,478,651           1,490,348
Other Assets..................................          96,923              96,853
                                                   -----------         -----------

      Total Assets............................     $ 1,879,421         $ 1,984,742
                                                   ===========         ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable............................     $   121,769         $   132,938
  Short-term debt.............................          10,500              75,100
  Current portion of long-term debt...........               5                   5
  Accrued payroll.............................          59,205              73,240
  Accrued income taxes........................             374               1,067
  Other accrued taxes.........................          23,043              24,172
  Other current liabilities...................         254,065             252,142
                                                   -----------         -----------
    Total Current Liabilities.................     $   468,961         $   558,664
Long-term Debt................................         310,408             310,603
Deferred Income Taxes.........................          80,468              77,054
Other Liabilities.............................          19,139              18,576
                                                   -----------         -----------
    Total Liabilities.........................     $   878,976         $   964,897
                                                   -----------         -----------

Stockholders' Equity:
  Common stock and surplus....................     $ 1,311,828         $ 1,286,191
  Retained earnings...........................          93,894              48,327
  Treasury stock..............................        (326,571)           (239,876)
  Accumulated other comprehensive income......         (13,275)            (11,749)
  Unearned compensation.......................         (65,431)            (63,048)
                                                   -----------         -----------
    Total Stockholders' Equity................     $ 1,000,445         $ 1,019,845
                                                   -----------         -----------

      Total Liabilities and Stockholders'
        Equity................................     $ 1,879,421         $ 1,984,742
                                                   ===========         ===========

------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     For the Twenty-Six Weeks Ended November 29, 1998 and November 23, 1997
                                 (In Thousands)
                                   (Unaudited)



------------------------------------------------------------------------------------------------------------------------------------
                                                     Common                              Accumulated
                                                      Stock                                 Other                          Total
                                                       and      Retained    Treasury    Comprehensive     Unearned     Stockholders'
                                                     Surplus    Earnings      Stock        Income       Compensation      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998..........................  $1,286,191   $ 48,327   $(239,876)     $(11,749)       $(63,048)     $1,019,845
Comprehensive income:
  Net earnings...................................                 51,098                                                    51,098
  Other comprehensive income, foreign currency
    adjustment...................................                                           (1,526)                         (1,526)
                                                                                                                        ----------
      Total comprehensive income.................                                                                           49,572
Cash dividends declared..........................                 (5,531)                                                   (5,531)
Stock option exercises (1,710 shares)............      14,700                                                               14,700
Issuance of restricted stock (303 shares),
  net of forfeiture adjustments..................       3,595                                               (3,567)             28
Earned compensation..............................                                                              934             934
ESOP note receivable repayments..................                                                              250             250
Income tax benefit credited to equity............       5,158                                                                5,158
Proceeds from issuance of equity put options.....       2,184                                                                2,184
Purchases of common stock for treasury
  (5,325 shares).................................                            (86,695)                                      (86,695)
------------------------------------------------------------------------------------------------------------------------------------
Balance at November 29, 1998.....................  $1,311,828   $ 93,894   $(326,571)     $(13,275)       $(65,431)     $1,000,445
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                     Common                              Accumulated
                                                      Stock                                 Other                          Total
                                                       and      Retained    Treasury    Comprehensive     Unearned     Stockholders'
                                                     Surplus    Earnings      Stock        Income       Compensation      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 25, 1997..........................  $1,268,656   $(41,706)  $ (69,184)     $(10,037)       $(66,516)     $1,081,213
Comprehensive income:
  Net earnings...................................                 31,938                                                    31,938
  Other comprehensive income, foreign currency
     adjustment..................................                                           (1,053)                         (1,053)
                                                                                                                        ----------
       Total comprehensive income................                                                                           30,885
Cash dividends declared..........................                 (6,005)                                                   (6,005)
Stock option exercises (392 shares)..............       2,496                                                                2,496
Issuance of restricted stock (132 shares),
  net of forfeiture adjustments..................         104                                                 (124)            (20)
Earned compensation..............................                                                              485             485
ESOP note receivable repayments..................                                                            1,800           1,800
Income tax benefit credited to equity............         579                                                                  579
Proceeds from issuance of equity put options.....         311                                                                  311
Purchases of common stock for treasury
  (4,474 shares).................................                            (46,665)                                      (46,665)
------------------------------------------------------------------------------------------------------------------------------------
Balance at November 23, 1997.....................  $1,272,146   $(15,773)   $(115,849)    $(11,090)       $(64,355)     $1,065,079
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    Thirteen Weeks Ended
-----------------------------------------------------------------------------------------------------
                                                           November 29, 1998     November 23, 1997
-----------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings.............................................    $  15,919             $   7,530
  Adjustments to reconcile net earnings to cash flow:
  Depreciation and amortization............................       31,311                31,613
  Amortization of unearned compensation and loan costs.....        1,090                   821
  Change in current assets and liabilities.................        2,102               (65,498)
  Change in other liabilities .............................          297                   190
  Loss on disposal of land, buildings and equipment........          264                 1,290
  Deferred income taxes....................................        7,955                 5,798
  Other, net...............................................          256                   384
                                                               ---------             ---------
      Net Cash Provided by (Used by) Operating Activities..    $  59,194             $ (17,872)
                                                               ---------             ---------

Cash Flows--Investment Activities
  Purchases of land, buildings and equipment...............      (31,091)              (27,544)
  Purchases of intangibles.................................         (566)                 (524)
  Increase in other assets.................................         (428)                 (721)
  Proceeds from disposal of land, buildings and
    equipment (including net assets held for disposal).....        8,863                 4,186
                                                               ---------             ---------
      Net Cash Used by Investment Activities...............    $ (23,222)            $ (24,603)
                                                               ---------             ---------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock...................        4,819                 2,086
  Income tax benefit credited to equity....................        1,525                   352
  Dividends paid...........................................       (5,531)               (6,005)
  Purchases of treasury stock..............................      (34,069)              (24,855)
  ESOP note receivable repayment...........................          250
  Increase (decrease) in short-term debt...................      (19,000)               62,300
  Repayment of long-term debt..............................         (250)
  Proceeds from issuance of equity puts....................        1,358                   311
                                                               ---------             ---------
      Net Cash Provided by (Used by) Financing
        Activities.........................................    $ (50,898)            $  34,189
                                                               ---------             ---------

Decrease in Cash and Cash Equivalents......................      (14,926)               (8,286)
Cash and Cash Equivalents - Beginning of Period............       27,990                30,355
                                                               ---------             ---------

Cash and Cash Equivalents - End of Period..................    $  13,064             $  22,069
                                                               =========             =========

Cash Flow from Changes in Current Assets and  Liabilities
  Receivables..............................................       (3,123)               (3,281)
  Refundable income taxes, net.............................                             (5,489)
  Inventories..............................................        8,065               (60,560)
  Prepaid expenses and other current assets................          847                   560
  Accounts payable.........................................       17,365                 7,784
  Accrued payroll..........................................       (1,024)                1,256
  Accrued income taxes.....................................      (22,776)
  Other accrued taxes......................................       (2,471)               (1,894)
  Other current liabilities................................        5,219                (3,874)
                                                               ---------             ---------
Change in Current Assets and Liabilities...................    $   2,102             $ (65,498)
                                                               =========             =========

-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                   Twenty-Six Weeks Ended
-----------------------------------------------------------------------------------------------------
                                                           November 29, 1998     November 23, 1997
-----------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings.............................................    $   51,098            $   31,938
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization..........................        62,323                63,085
    Amortization of unearned compensation and loan costs...         2,189                 1,717
    Change in current assets and liabilities...............        22,092               (27,746)
    Change in other liabilities ...........................           563                   266
    (Gain) loss on disposal of land, buildings and
      equipment............................................          (602)                1,551
    Deferred income taxes..................................        12,479                 7,041
    Other, net.............................................          (318)                  106
                                                               ----------            ----------
        Net Cash Provided by Operating Activities..........    $  149,824            $   77,958
                                                               ----------            ----------

Cash Flows--Investment Activities
  Purchases of land, buildings and equipment...............       (55,455)              (56,113)
  Purchases of intangibles.................................        (1,074)                 (871)
  Increase in other assets.................................          (635)               (3,067)
  Proceeds from disposal of land, buildings and
    equipment (including net assets held for disposal).....        21,688                 9,061
                                                               ----------            ----------
        Net Cash Used by Investment Activities.............    $  (35,476)           $  (50,990)
                                                               ----------            ----------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock...................        14,700                 2,496
  Income tax benefit credited to equity....................         5,158                   579
  Dividends paid...........................................        (5,531)               (6,005)
  Purchases of treasury stock..............................       (86,695)              (46,665)
  ESOP note receivable repayment...........................           250                 1,800
  Increase (decrease) in short-term debt...................       (64,600)               18,900
  Repayment of long-term debt..............................          (255)               (1,805)
  Proceeds from issuance of equity puts....................         2,184                   311
                                                               ----------            ----------
        Net Cash Used by Financing Activities..............    $ (134,789)           $  (30,389)
                                                               ----------            ----------

Decrease in Cash and Cash Equivalents.......................      (20,441)               (3,421)
Cash and Cash Equivalents - Beginning of Period.............       33,505                25,490
                                                               ----------            ----------

Cash and Cash Equivalents - End of Period...................   $   13,064            $   22,069
                                                               ==========            ==========

Cash Flow from Changes in Current Assets and  Liabilities
  Receivables..............................................         1,088                (3,167)
  Refundable income taxes, net.............................                               5,015
  Inventories..............................................        45,287               (50,593)
  Prepaid expenses and other current assets................         1,231                 2,262
  Accounts payable.........................................       (11,169)               19,157
  Accrued payroll..........................................       (14,035)                1,152
  Accrued income taxes.....................................          (693)
  Other accrued taxes......................................        (1,129)                1,162
  Other current liabilities................................         1,512                (2,734)
                                                               ----------            ----------
Change in Current Assets and Liabilities...................    $   22,092            $  (27,746)
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.    Background
           ----------

           These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

           These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 31, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K, except that during the current period the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income". The Company adopted SFAS 130 by reporting all items of comprehensive income in the consolidated statements of changes in stockholders' equity.

Note 2.    Consolidated Statements of Cash Flows
           -------------------------------------

           During the thirteen and twenty-six weeks ended November 29, 1998, Darden paid $0 and $8,673 respectively, for interest (net of amount capitalized) and $20,545 and $10,494 respectively, for income taxes. During the thirteen and twenty-six weeks ended November 23, 1997, Darden paid $0 and $8,194, respectively, for interest (net of amount capitalized) and $3,691 and $4,071, respectively, for income taxes.

Note 3.    Net Earnings Per Share
           ----------------------

           Options to purchase 64,032 and 5.3 million shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended November 29, 1998 and November 23, 1997, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 29,109 and 8.9 million shares of common stock were excluded from the calculation of diluted EPS for the twenty-six weeks ended November 29, 1998 and November 23, 1997, respectively, for the same reason.

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

           The Company uses commodities hedging instruments, including forwards, futures and options, to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as coffee, soybean oil, and shrimp. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Deferred gains and losses are subsequently recorded as cost of products sold in the consolidated statements of earnings when the inventory is sold. If the inventory is not acquired and the hedge is disposed of, the deferred gain or loss is recognized immediately in cost of products sold.

           The Company does not have any material risk from any of the above financial instruments, and the Company does not anticipate any material losses from the use of such instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and twenty-six weeks ended November 29, 1998 and November 23, 1997.

                                                   Thirteen Weeks Ended              Twenty-Six Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                              November 29,      November 23,     November 29,      November 23,
                                                  1998              1997             1998              1997
-------------------------------------------------------------------------------------------------------------------
Sales....................................        100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
  Cost of sales:
    Food and beverages...................         32.6              32.5              33.0             32.7
    Restaurant labor.....................         33.6              33.9              32.7             32.9
    Restaurant expenses..................         15.2              15.8              15.1             15.5
                                                ------            ------            ------           ------
      Total Cost of Sales................         81.4%             82.2%             80.8%            81.1%
  Selling, general and administrative....         10.9              11.3              10.2             11.2
  Depreciation and amortization..........          4.0               4.3               3.7              4.0
  Interest, net..........................          0.6               0.6               0.6              0.6
                                                ------            ------            ------           ------
        Total Costs and Expenses.........         96.9%             98.4%             95.3%            96.9%
                                                ------            ------            ------           ------

Earnings before Income Taxes.............          3.1               1.6               4.7              3.1
Income Taxes.............................         (1.1)             (0.6)             (1.7)            (1.0)
                                                ------            ------            ------           ------

Net Earnings.............................          2.0%              1.0%              3.0%             2.1%
                                                ======            ======            ======           ======

-------------------------------------------------------------------------------------------------------------------

Results of Operations
---------------------

           For the fiscal 1999 second quarter ended November 29, 1998, earnings after tax were $15.9 million or eleven cents per diluted share, compared to earnings after tax of $7.5 million or five cents per diluted share in the second quarter of fiscal 1998. The increase in second quarter earnings was primarily attributable to strong same restaurant sales at both Red Lobster and The Olive Garden. Sales of $791.2 million for the quarter were over 6% higher than last year.

           For the first six months of fiscal 1999, net earnings were $51.1 million or 35 cents per diluted share, compared to $31.9 million or 21 cents per diluted share in the same fiscal 1998 period. Sales approximating $1.68 billion for the first six months of fiscal 1999 were 7.9% higher than last year.

           Food and beverage costs for the quarter were 32.6% of sales, compared to 32.5% of sales last year. Restaurant labor decreased to 33.6% of sales compared to last year's 33.9% due to efficiencies resulting from higher sales volumes. Restaurant expenses, also benefiting from higher sales volumes, decreased to 15.2% of sales compared to 15.8% last year. The decrease in second quarter selling, general and administrative expense to 10.9% of sales compared to 11.3% of sales last year was attributable to reduced marketing expenses. Although the dollar amount of depreciation and amortization expense for the quarter was comparable to last year, that expense as a percentage of sales decreased to 4.0% from 4.3% last year. That percentage of sales decrease also resulted from higher sales volumes.

           The effective tax rate for the second quarter of fiscal 1999 was 35.4%, compared to 36.1% last year. Last year's second quarter effective tax rate was unusually high because it included the cumulative impact of raising 1998's annual expected tax rate.

           Food and beverage costs for the first six months of fiscal 1999 were 33.0% of sales, up from last year's 32.7% primarily attributable to two very successful high volume, lower margin promotions run by Red Lobster during the first quarter. Restaurant labor decreased to 32.7% of sales compared to last year's 32.9% also due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 15.1% of sales compared to 15.5% last year. The decrease in first half selling, general and administrative expense to 10.2% of sales compared to 11.2% of sales last year was also attributable to reduced marketing expenses. Although the dollar amount of depreciation and amortization expense for the first half of fiscal 1999 was comparable to last year, that expense as a percentage of sales decreased to 3.7% from 4.0% last year. That percentage of sales decrease also resulted from higher sales volumes.

           The effective tax rate for the first six months of fiscal 1999 was 34.9% compared to 33.5% last year due to a higher level of expected pre-tax income for the year.

Division Results
----------------

           Red Lobster sales of $434.6 million were 4.0% above last year's second quarter. Same-restaurant sales in the United States were up 5.4% for the quarter. Second quarter operating profits were substantially improved over the prior year due primarily to decreased restaurant labor as a percentage of sales and an overall decrease in marketing expenses. Through the first six months of fiscal 1999, Red Lobster's sales increased 6.8% to $947.9 million and same-restaurant sales in the United States increased by 8.7%.

           The Olive Garden continued its positive momentum in the second quarter of fiscal 1999 with an 8.6% increase in sales to $352.1 million. Same-restaurant sales in the United States increased 8.7%, marking the seventeenth consecutive quarter of same-restaurant sales increases. Second quarter operating profits were substantially improved over the prior year primarily due to decreases as a percentage of sales in food and beverage costs, restaurant labor, restaurant expenses and marketing expenses. Through the first six months of fiscal 1999, Olive Garden sales increased 9.0% to $719.4 million and same-restaurant sales in the United States increased by 9.7%.

           Darden's newest concept, Bahama Breeze, continued to produce strong sales at all three restaurants. A fourth restaurant opened November 30th. Two additional restaurants are currently under construction, both with projected fiscal 1999 opening dates.
Additional locations are also under development throughout the United States.

           The table below details the number of restaurants open at the end of the second quarter, compared with the number open at the end of May 1998 and the end of last fiscal year's second quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                 November 29, 1998        May 31, 1998         November 23, 1997
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA...........................             642                    648                    649
Red Lobster - Canada........................              34                     34                     35
                                                      ------                 ------                 ------
     Total..................................             676                    682                    684

Olive Garden - USA..........................             459                    461                    460
Olive Garden - Canada.......................               5                      5                      5
                                                      ------                 ------                 ------
     Total..................................             464                    466                    465

Bahama Breeze...............................               3                      3                      2
                                                      ------                 ------                 ------

     Total..................................           1,143                  1,151                  1,151
                                                      ======                 ======                 ======
--------------------------------------------------------------------------------------------------------------------

Year 2000
---------

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

Costs

           The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of the end of the second quarter of fiscal 1999, the Company had spent approximately $2.1 million on Year 2000 issues. The total costs to the Company of addressing Year 2000 issues is estimated to be less than $5 million. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

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

Forward-Looking Statements
--------------------------

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     Information contained on pages 3 through 11 of the Company's Proxy Statement dated August 10, 1998, filed with the Securities and Exchange Commission on August 10, 1998, describing matters submitted to a vote at the Annual Meeting of Shareholders on September 24, 1998, is incorporated by reference in this report.

     (a)  The Annual Meeting of Shareholders was held on September 24, 1998.

     (b) The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. All nominees described in the Proxy Statement, referenced above, were elected.

     (c)  At the Annual Meeting, the Shareholders took the following actions:

          (i)  Elected the following ten directors:

               H. B. Atwater, Jr.        For             123,502,296
                                         Withheld            889,476

               Bradley D. Blum           For             123,744,036
                                         Withheld            647,736

               Daniel B. Burke           For             123,728,584
                                         Withheld            663,188

               Odie C. Donald            For             123,670,044
                                         Withheld            721,728

               Joe R. Lee                For             123,669,020
                                         Withheld            722,752

               Richard E. Rivera         For             123,738,689
                                         Withheld            653,083

               Michael D. Rose           For             123,662,885
                                         Withheld            728,888

               Maria A. Sastre           For             123,694,923
                                         Withheld            696,808

               Jack A. Smith             For             123,634,786
                                         Withheld            756,986

               Blaine Sweatt, III        For             123,691,606
                                         Withheld            700,156

          (ii) Approved appointment of KPMG Peat Marwick LLP as independent auditor.

                           For                     123,610,162
                           Against                     238,974
                           Abstain                     542,636

         (iii) Approved the Darden Restaurants, Inc. Employee Stock Purchase Plan, as further described in that portion of the Proxy Statement referenced above.

                           For                     122,089,170
                           Against                     782,876
                           Abstain                     507,909
                           Broker Non-Vote           1,011,817

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K.

          The Company filed one report on Form 8-K on September 24, 1998, reporting certain financial results for the first quarter of fiscal year 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DARDEN RESTAURANTS, INC.


Dated: January 6, 1998          By: /s/ C.L. Whitehill
                                    --------------------------------------------
                                    C.L. Whitehill
                                    Senior Vice President,
                                    General Counsel and Secretary


Dated: January 6, 1998          By: /s/ Linda Dimopoulos
                                    --------------------------------------------
                                    Linda Dimopoulos
                                    Senior Vice President - Corporate Controller
                                    and Business Information Systems
                                    (Principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                          Page
-------           -------------                                          ----

12                Computation of Ratio of Consolidated Earnings
                  to Fixed Charges                                        18

27                Financial Data Schedule                                 19