Form 10-Q
period 1999-02-28
DARDEN RESTAURANTS INC
filed 1999-04-13
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------
                                    FORM 10-Q
                             ----------------------


(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............


                             ----------------------
                                     1-13666
                             Commission File Number
                             ----------------------

                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                  59-3305930
         (State or other juris-             (I.R.S. Employer Identification No.)
       diction of incorporation
           or organization)

       5900 Lake Ellenor Drive,
          Orlando, Florida                                 32809
(Address of principal executive offices)                 (Zip Code)

                                  407-245-4000
              (Registrant's telephone number, including area code)

                             ----------------------

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

                             ----------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  common  stock  outstanding  as of March  23,  1999:
133,823,015 (excluding 30,614,489 shares held in treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS


                                                                            Page

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Earnings                       3

                   Consolidated Balance Sheets                               5

                   Consolidated Statements of Changes in
                     Stockholders' Equity                                    6

                   Consolidated Statements of Cash Flows                     7

                   Notes to Consolidated Financial Statements                9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             11

Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                                   16

Index to Exhibits                                                            17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   February 28, 1999         February 22, 1998
--------------------------------------------------------------------------------------------------------------------
Sales........................................................          $  866,907                $  811,261
Costs and Expenses:
  Cost of sales:
    Food and beverages.......................................             284,272                   269,164
    Restaurant labor.........................................             280,458                   263,382
    Restaurant expenses......................................             119,667                   113,065
                                                                       ----------                ----------
      Total Cost of Sales....................................          $  684,397                $  645,611
  Selling, general and administrative........................              88,156                    83,269
  Depreciation and amortization..............................              31,415                    32,074
  Interest, net..............................................               4,422                     5,079
                                                                       ----------                ----------
        Total Costs and Expenses.............................          $  808,390                $  766,033
                                                                       ----------                ----------

Earnings before Income Taxes.................................              58,517                    45,228
Income Taxes.................................................             (20,164)                  (15,470)
                                                                       ----------                ----------

Net Earnings.................................................          $   38,353                $   29,758
                                                                       ==========                ==========

Net Earnings per Share:
  Basic .....................................................          $     0.28                $     0.20
                                                                       ==========                ==========
  Diluted....................................................          $     0.27                $     0.20
                                                                       ==========                ==========

Average Number of Common Shares Outstanding:
  Basic .....................................................             137,100                   148,100
                                                                       ==========                ==========
  Diluted....................................................             141,200                   151,300
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                             Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   February 28, 1999         February 22, 1998
--------------------------------------------------------------------------------------------------------------------
Sales    ....................................................         $ 2,544,132               $ 2,365,855
Costs and Expenses:
  Cost of sales:
    Food and beverages.......................................             838,303                   776,973
    Restaurant labor.........................................             828,762                   775,328
    Restaurant expenses......................................             372,342                   353,750
                                                                      -----------               -----------
      Total Cost of Sales....................................         $ 2,039,407               $ 1,906,051
  Selling, general and administrative........................             259,299                   256,886
  Depreciation and amortization..............................              93,738                    95,159
  Interest, net..............................................              14,643                    14,495
                                                                      -----------               -----------
        Total Costs and Expenses.............................         $ 2,407,087               $ 2,272,591
                                                                      -----------               -----------

Earnings before Income Taxes.................................             137,045                    93,264
Income Taxes.................................................             (47,594)                  (31,568)
                                                                      -----------               -----------

Net Earnings.................................................         $    89,451               $    61,696
                                                                      ===========               ===========

Net Earnings per Share:
  Basic .....................................................         $      0.65               $      0.41
                                                                      ===========               ===========
  Diluted....................................................         $      0.63               $      0.41
                                                                      ===========               ===========

Average Number of Common Shares Outstanding:
  Basic .....................................................             138,500                   150,300
                                                                      ===========               ===========
  Diluted....................................................             142,300                   152,200
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                   February 28, 1999            May 31, 1998
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
  Cash and cash equivalents..................................         $    40,306               $    33,505
  Receivables................................................              27,608                    27,312
  Inventories................................................             150,884                   182,399
  Net assets held for disposal...............................              38,585                    49,230
  Prepaid expenses and other current assets..................              11,080                    20,498
  Deferred income taxes......................................              73,749                    84,597
                                                                      -----------               -----------
    Total Current Assets.....................................         $   342,212               $   397,541
Land, Buildings and Equipment................................           1,468,144                 1,490,348
Other Assets.................................................              97,942                    96,853
                                                                      -----------               -----------

        Total Assets.........................................         $ 1,908,298               $ 1,984,742
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................................         $   137,899               $   132,938
  Short-term debt............................................              15,000                    75,100
  Current portion of long-term debt..........................                   5                         5
  Accrued payroll............................................              70,356                    73,240
  Accrued incomes taxes......................................                 743                     1,067
  Other accrued taxes........................................              22,643                    24,172
  Other current liabilities..................................             267,826                   252,142
                                                                      -----------               -----------
    Total Current Liabilities................................         $   514,472               $   558,664
Long-term Debt...............................................             309,713                   310,603
Deferred Income Taxes........................................              80,535                    77,054
Other Liabilities............................................              19,161                    18,576
                                                                      -----------               -----------
      Total Liabilities......................................         $   923,881               $   964,897
                                                                      -----------               -----------

Stockholders' Equity:
  Common stock and surplus...................................         $ 1,323,009               $ 1,286,191
  Retained earnings..........................................             132,247                    48,327
  Treasury stock.............................................            (393,559)                 (239,876)
  Accumulated other comprehensive income.....................             (12,592)                  (11,749)
  Unearned compensation......................................             (64,688)                  (63,048)
                                                                      -----------               -----------
      Total Stockholders' Equity.............................         $   984,417               $ 1,019,845
                                                                      -----------               -----------

        Total Liabilities and Stockholders' Equity...........         $ 1,908,298               $ 1,984,742
                                                                      ===========               ===========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    For the Thirty-Nine Weeks Ended February 28, 1999 and February 22, 1998
                                 (In Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998....................  $1,286,191  $ 48,327    $(239,876)     $(11,749)     $(63,048)    $1,019,845
Comprehensive income:
  Net earnings.............................                89,451                                                  89,451
  Other comprehensive income, foreign
    currency adjustment....................                                             (843)                        (843)
                                                                                                               ----------
      Total comprehensive income...........                                                                        88,608
Cash dividends declared....................                (5,531)                                                 (5,531)
Stock option exercises (2,520 shares)......      22,321                                                            22,321
Issuance of restricted stock (333 shares),
  net of forfeiture adjustments............       4,104                                             (4,076)            28
Earned compensation........................                                                          1,461          1,461
ESOP note receivable repayments............                                                            975            975
Income tax benefit credited to equity......       8,209                                                             8,209
Proceeds from issuance of equity put
  options..................................       2,184                                                             2,184
Purchases of common stock for treasury
  (8,738 shares)...........................                           (153,683)                                  (153,683)
----------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1999...............  $1,323,009  $132,247    $(393,559)     $(12,592)     $(64,688)    $  984,417
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                              Common     Retained                 Accumulated
                                               Stock     Earnings                    Other                       Total
                                                and    (Accumulated  Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Deficit)      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 25, 1997....................  $1,268,656  $(41,706)   $ (69,184)     $(10,037)     $(66,516)    $1,081,213
Comprehensive income:
  Net earnings.............................                61,696                                                  61,696
  Other comprehensive income, foreign
    currency adjustment....................                                           (1,092)                      (1,092)
                                                                                                               ----------
      Total comprehensive income...........                                                                        60,604
Cash dividends declared....................                (6,005)                                                 (6,005)
Stock option exercises (762 shares)........      5,490                                                              5,490
Issuance of restricted stock (234 shares),
  net of forfeiture adjustments............      1,304                                              (1,324)           (20)
Earned compensation........................                                                            752            752
ESOP note receivable repayments............                                                          2,400          2,400
Income tax benefit credited to equity......      1,156                                                              1,156
Proceeds from issuance of equity put
  options..................................      1,027                                                              1,027
Purchases of common stock for treasury
   (7,671 shares) .........................                            (86,918)                                   (86,918)
----------------------------------------------------------------------------------------------------------------------------
Balance at February 22, 1998...............  $1,277,633  $ 13,985    $(156,102)     $(11,129)     $(64,688)    $1,059,699
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 28, 1999      February 22, 1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings.....................................................         $   38,353             $   29,758
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization..................................             31,415                 32,074
    Amortization of unearned compensation and loan costs...........              1,155                    882
    Change in current assets and liabilities.......................             28,499                 34,770
    Change in other liabilities ...................................                 22                    117
    Loss on disposal of land, buildings and equipment..............                381                    149
    Deferred income taxes..........................................              1,850                    766
    Other, net.....................................................                496                    232
                                                                            ----------             ----------
      Net Cash Provided by Operating Activities....................         $  102,171             $   98,748
                                                                            ----------             ----------

Cash Flows--Investment Activities
  Purchases of land, buildings and equipment.......................            (28,938)               (31,068)
  Purchases of intangibles.........................................               (568)                  (393)
  (Increase) decrease in other assets..............................             (1,405)                    22
  Proceeds from disposal of land, buildings and equipment
    (including net assets held for disposal).......................              7,799                 11,067
                                                                            ----------             ----------
      Net Cash Used by Investment Activities.......................         $  (23,112)            $  (20,372)
                                                                            ----------             ----------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock...........................              7,621                  2,994
  Income tax benefit credited to equity............................              3,051                    577
  Purchases of treasury stock......................................            (66,988)               (40,253)
  ESOP note receivable repayment...................................                725                    600
  Increase (decrease) in short-term debt...........................              4,500                (28,800)
  Repayment of long-term debt......................................               (726)                  (600)
  Proceeds from issuance of equity put options.....................                                       716
                                                                            ----------             ----------
      Net Cash Used by Financing Activities........................         $  (51,817)            $  (64,766)
                                                                            ----------             ----------

Increase in Cash and Cash Equivalents..............................             27,242                 13,610
Cash and Cash Equivalents - Beginning of Period....................             13,064                 22,069
                                                                            ----------             ----------

Cash and Cash Equivalents - End of Period..........................         $   40,306             $   35,679
                                                                            ==========             ==========

Cash Flow from Changes in Current Assets and  Liabilities
  Receivables......................................................             (1,384)                (7,863)
  Refundable income taxes, net.....................................                                     7,403
  Inventories......................................................            (13,772)                 6,558
  Prepaid expenses and other current assets........................              1,162                   (601)
  Accounts payable.................................................             16,130                  6,745
  Accrued payroll..................................................             11,151                  9,071
  Accrued income taxes.............................................                369
  Other accrued taxes..............................................               (400)                (1,435)
  Other current liabilities........................................             15,243                 14,892
                                                                            ----------             ----------
    Change in Current Assets and Liabilities.......................         $   28,499             $   34,770
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 28, 1999      February 22, 1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings.....................................................         $   89,451             $   61,696
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization..................................             93,738                 95,159
    Amortization of unearned compensation and loan costs...........              3,344                  2,599
    Change in current assets and liabilities.......................             50,591                  7,024
    Change in other liabilities ...................................                585                    383
    (Gain) loss on disposal of land, buildings and equipment.......               (221)                 1,700
    Deferred income taxes..........................................             14,329                  7,807
    Other, net.....................................................                178                    338
                                                                            ----------             ----------
      Net Cash Provided by Operating Activities....................         $  251,995             $  176,706
                                                                            ----------             ----------

Cash Flows--Investment Activities
  Purchases of land, buildings and equipment.......................            (84,393)               (87,181)
  Purchases of intangibles.........................................             (1,642)                (1,264)
  Increase in other assets.........................................             (2,040)                (3,045)
  Proceeds from disposal of land, buildings and equipment
    (including net assets held for disposal).......................             29,487                 20,128
                                                                            ----------             ----------
      Net Cash Used by Investment Activities.......................         $  (58,588)            $  (71,362)
                                                                            ----------             ----------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock...........................             22,321                  5,490
  Income tax benefit credited to equity............................              8,209                  1,156
  Dividends paid...................................................             (5,531)                (6,005)
  Purchases of treasury stock......................................           (153,683)               (86,918)
  ESOP note receivable repayments..................................                975                  2,400
  Decrease in short-term debt......................................            (60,100)                (9,900)
  Repayment of long-term debt......................................               (981)                (2,405)
  Proceeds from issuance of equity put options.....................              2,184                  1,027
                                                                            ----------             ----------
      Net Cash Used by Financing Activities........................         $ (186,606)            $  (95,155)
                                                                            ----------             ----------

Increase in Cash and Cash Equivalents..............................              6,801                 10,189
Cash and Cash Equivalents - Beginning of Period....................             33,505                 25,490
                                                                            ----------             ----------

Cash and Cash Equivalents - End of Period..........................         $   40,306             $   35,679
                                                                            ==========             ==========

Cash Flow from Changes in Current Assets and Liabilities
  Receivables......................................................               (296)               (11,030)
  Refundable income taxes, net.....................................                                    12,418
  Inventories......................................................             31,515                (44,035)
  Prepaid expenses and other current assets........................              2,393                  1,661
  Accounts payable.................................................              4,961                 25,902
  Accrued payroll..................................................             (2,884)                10,223
  Accrued income taxes.............................................               (324)
  Other accrued taxes..............................................             (1,529)                  (273)
  Other current liabilities........................................             16,755                 12,158
                                                                            ----------             ----------
    Change in Current Assets and Liabilities.......................         $   50,591             $    7,024
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.  Background
         ----------

         These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 1999.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 31, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K, except that the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting
Comprehensive Income". The Company adopted SFAS 130 by reporting all items of comprehensive income in the consolidated statements of changes in stockholders' equity.

Note 2.  Consolidated Statements of Cash Flows
         -------------------------------------

         During the thirteen and thirty-nine weeks ended February 28, 1999, Darden paid $7,896 and $16,439, respectively, for interest (net of amount capitalized) and $14,892 and $25,386, respectively, for income taxes. During the thirteen and thirty-nine weeks ended February 22, 1998, Darden paid $8,483 and $16,665, respectively, for interest (net of amount capitalized) and $6,678 and $10,749, respectively, for income taxes.

Note 3.  Net Earnings Per Share
         ----------------------

         Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 375,000 shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended February 22, 1998 because their exercise prices exceeded the average market price of common shares for the period. No options were excluded from the calculation of diluted EPS for the thirteen weeks ended February 28, 1999. Options to purchase 58,700 and 8.9 million shares of common stock were excluded from the calculation of diluted EPS for the thirty-nine weeks ended February 28, 1999 and February 22, 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

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

                            DARDEN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 4.  Derivative Financial and Commodity Instruments - Continued
         ----------------------------------------------------------

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

         The Company does not believe it has any material risk from any of the above financial instruments, and the Company does not anticipate any material losses from the use of such instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 28, 1999 and February 22, 1998.

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 28,      February 22,      February 28,     February 22,
                                                   1999              1998              1999             1998
--------------------------------------------------------------------------------------------------------------------
Sales    ..................................       100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
  Cost of sales:
    Food and beverages.....................        32.8              33.2              32.9             32.8
    Restaurant labor.......................        32.4              32.5              32.6             32.8
    Restaurant expenses....................        13.8              13.9              14.6             15.0
                                                 ------            ------            ------           ------
      Total Cost of Sales..................        79.0%             79.6%             80.1%            80.6%
  Selling, general and administrative......        10.2              10.3              10.2             10.9
  Depreciation and amortization............         3.6               3.9               3.7              4.0
  Interest, net............................         0.5               0.6               0.6              0.6
                                                 ------            ------            ------           ------
        Total Costs and Expenses ..........        93.3%             94.4%             94.6%            96.1%
                                                 ------            ------            ------           ------

Earnings before Income Taxes...............         6.7               5.6               5.4              3.9
Income Taxes...............................        (2.3)             (1.9)             (1.9)            (1.3)
                                                 ------            ------            ------           ------

Net Earnings...............................         4.4%              3.7%              3.5%             2.6%
                                                 ======            ======            ======           ======

--------------------------------------------------------------------------------------------------------------------

Results of Operations
---------------------

         For the fiscal 1999 third quarter ended February 28, 1999, earnings after tax were $38.4 million or 27 cents per diluted share, compared to earnings after tax of $29.8 million or 20 cents per diluted share in the third quarter of fiscal 1998. The increase in third quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and The Olive Garden. Sales of $866.9 million for the third quarter were 6.9% higher than last year's third quarter.

         For the first nine months of fiscal 1999, net earnings were $89.5 million or 63 cents per diluted share, compared to $61.7 million or 41 cents per diluted share in the same fiscal 1998 period. Sales approximating $2.5 billion for the first nine months of fiscal 1999 were 7.5% higher than last year.

         Food and beverage costs for the quarter were 32.8% of sales, compared to 33.2% of sales last year, primarily attributable to pricing and sales mix. Restaurant labor costs amounting to 32.4% of sales were comparable to last year's 32.5% of sales. Restaurant expenses decreased to 13.8% of sales compared to 13.9% last year. Restaurant level profit margin increased to 21.0% of sales in the third quarter compared to 20.4% last year primarily as a result of food and beverage costs discussed above. The decrease in third quarter selling, general and administrative expenses to 10.2% of sales compared to 10.3% of sales last year was mainly attributable to reduced marketing expenses as a percentage of sales. Depreciation and amortization expense declined to 3.6% of sales compared to 3.9% in the prior year primarily attributable to higher sales volumes.

         The effective tax rate for the third quarter of fiscal 1999 was 34.5% compared to 34.2% last year. The estimated effective tax rate for fiscal 1999 is approximately 34.7% which is an increase over last year's effective tax rate of 33.8% due to a higher level of expected pre-tax income for the year.

         Food and beverage costs for the first nine months of fiscal 1999 were 32.9% of sales, which is comparable to last year's 32.8% of sales. Restaurant labor decreased to 32.6% of sales compared to last year's 32.8% due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.6% of sales compared to

15.0% in the prior year. Selling, general and administrative expenses decreased to 10.2% of sales compared to 10.9% in the prior year, primarily attributable to reduced marketing expenses. Depreciation and amortization expense declined to 3.7% of sales compared to 4.0% in the prior year. That percentage of sales decrease also resulted from higher sales volumes.

Division Results
----------------

         Red Lobster sales of $493.3 million were 5.6% above last year's third quarter. Same-restaurant sales in the United States were up 6.8% for the quarter. Third quarter operating profits solidly improved over the prior year primarily due to increased sales, and lower restaurant level costs, marketing expense and depreciation expense as a percentage of sales. Through the first nine months of fiscal 1999, Red Lobster's sales increased to $1.4 billion and same-restaurant sales in the United States increased by 8.1%.

         The Olive Garden continued its positive momentum in the third quarter of fiscal 1999 with a 7.8% increase in sales to $367.5 million. Same-restaurant sales in the United States increased 7.5%, marking the eighteenth consecutive quarter of same-restaurant sales increases. Third quarter operating profits were substantially improved over the prior year primarily due to increased sales and lower food and beverage and restaurant level costs as a percentage of sales. Through the first nine months of fiscal 1999, The Olive Garden sales increased by 8.6% to 1.1 billion and same-restaurant sales in the United States increased by 9.0%.

         Darden's newest concept, Bahama Breeze, continued to produce strong sales at each of its four restaurants. Two additional restaurants are currently under construction, both of which have expected fiscal 1999 opening dates. Additional locations are also under development throughout the United States.

         The table below details the number of restaurants open at the end of the third quarter of fiscal 1999, compared with the number open at the end of May 1998 and the end of last fiscal year's third quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                   February 28, 1999        May 31, 1998       February 22, 1998
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA...............................            634                   648                   649
Red Lobster - Canada............................             34                    34                    35
                                                          -----                 -----                 -----
     Total......................................            668                   682                   684

Olive Garden - USA..............................            459                   461                   460
Olive Garden - Canada...........................              5                     5                     5
                                                          -----                 -----                 -----
     Total......................................            464                   466                   465

Bahama Breeze...................................              4                     3                     2
                                                          -----                 -----                 -----

         Total..................................          1,136                 1,151                 1,151
                                                          =====                 =====                 =====
--------------------------------------------------------------------------------------------------------------------

Real Estate Investment Trusts
-----------------------------

         Darden has formed two subsidiary corporations, each of which has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities for both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist Darden in managing its real estate portfolio and possibly to provide a vehicle to access future capital markets.

         Both REITs are non-public REITs. Through its subsidiary companies, Darden indirectly owns 100% of all voting stock and greater than 99.5% of the total value of each REIT. For financial reporting purposes, both REITs are included in Darden's consolidated group.

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

           The Securities and Exchange Commission (SEC) has asked public companies to disclose four general types of information related to Year 2000 preparedness: the company's state of readiness, costs (historical and prospective), risks, and contingency plans. See SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

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

           In addition, through its Year 2000 Project Office, the Company has communicated with suppliers, banks, vendors and others with whom it does significant business (collectively, its business partners) to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Costs

         The total costs to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of the end of the third quarter of fiscal 1999, the Company had spent approximately $2.7 million on Year 2000 issues. This amount does not include the costs incurred to develop and install a new seafood inventory accounting system, which was already earmarked for replacement. The total costs to the Company of addressing Year 2000 issues is estimated to be less than $5 million. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

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

Forward-Looking Statements
--------------------------

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion plans and Year 2000 compliance. Such forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to restaurant development and the Year 2000 readiness of suppliers, banks, vendors and others having a direct or indirect business relationship with the Company.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 27        Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company filed one report on Form 8-K on December 16, 1998, reporting certain financial results for the second quarter of fiscal year 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DARDEN RESTAURANTS, INC.


Dated:   April 12, 1999     By: /s/ C.L. Whitehill
                                ------------------------------------------------
                                C.L. Whitehill
                                Senior Vice President,
                                General Counsel and Secretary



Dated:   April 12, 1999     By: /s/ Linda Dimopoulos
                                ------------------------------------------------
                                Linda Dimopoulos
                                Senior Vice President - Corporate Controller and Business Information Systems
                                (Principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Exhibit Title                                                    Page
-------    -------------                                                    ----

12         Computation of Ratio of Consolidated Earnings to Fixed Charges    18

27         Financial Data Schedule                                           19