Form 10-K
period 1999-05-30
DARDEN RESTAURANTS INC
filed 1999-08-23
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $21.125 per share as reported on the New York Stock Exchange on July 26, 1999: $2,708 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  26,  1999:
132,717,134 (excluding 32,625,961 shares held in the treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement dated August 10, 1999 are incorporated by reference into Part III, and portions of Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

                                     PART I

Item 1.  BUSINESS OF DARDEN RESTAURANTS, INC.

Introduction

     Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the world's largest full-service restaurant organization.* In the United States, as of May 30, 1999, it operated 1,106 restaurants in 49 states (the exception being Alaska), including 635 Red Lobster(R), 459 Olive Garden(R), six Olive Garden Cafe(R) and six Bahama Breeze(R) restaurants. In addition, the Company operated 39 restaurants in Canada, including 34 Red Lobster units and five Olive Garden units. All of its restaurants in North America are Company-operated. In Japan, as of May 30, 1999, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 38 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

     The Company, a Florida corporation incorporated in March of 1995, is the parent company of GMRI, Inc., a Florida corporation ("GMRI"). GMRI and other Darden subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated on March 27, 1968, as Red Lobster Inns of America, Inc.

     The Company's principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809 (telephone number
(407) 245-4000). Unless the context indicates otherwise, all references to Darden or the Company include Darden, GMRI and their respective subsidiaries.

Background

     The Company opened its first restaurant, a Red Lobster, in Lakeland, Florida in January of 1968. Red Lobster was founded by William B. Darden, for whom the Company is named. The Company was acquired by General Mills, Inc. ("General Mills") in 1970. In May of 1995, the Company became an independent publicly held company when General Mills distributed all outstanding Darden stock to General Mills stockholders (the "Distribution").

     While the expansion of the Company's two largest restaurant chains has historically been steady, the number of restaurants for both Red Lobster and Olive Garden has declined in recent years due to an increased focus on market optimization and the closing of under-performing units. Red Lobster has grown from three restaurants in operation in 1970 to 669 units in North America by the end of fiscal year 1999. Olive Garden, an internally developed concept, opened its first restaurant in December of 1982, and expanded to 459 restaurants in the United States and five restaurants in Canada by the end of fiscal year 1999. Additionally, at the end of fiscal year 1999, Olive Garden operated six cafes in food courts located in regional shopping malls within the United States.

     The Company's newest restaurant concept is Bahama Breeze, an internally developed concept with a Caribbean theme. At the end of fiscal year 1999, there were six Bahama Breeze restaurants. They are located in Orlando, Florida; Altamonte Springs, Florida; Memphis, Tennessee; Tampa, Florida; Raleigh, North Carolina; and Atlanta, Georgia.

Strategy

     The Company is a leader in the casual-dining segment of the restaurant industry and is committed to the following key strategies.

     o Developing and operating distinctive restaurant concepts, each with its own culture, operating practices, physical environment, menu and marketing approach.

     o Expanding its current portfolio of restaurant concepts, and internally developing or acquiring additional concepts which can be expanded profitably.


------------------------
* Source: Nation's Restaurant News, "Top 100," June 28, 1999 (based on numbers of company-owned restaurants).

     o Attracting, developing and retaining experienced management and personnel committed to providing customer satisfaction and business results.

     o  Achieving  operating   efficiencies  by  sharing  support  services  and
infrastructure among its restaurant concepts.

     o  Maintaining   consumer   awareness  through   advertising  and  consumer
promotions.

     The following table lists the number of restaurants and total sales by year of the Red Lobster, Olive Garden and Bahama Breeze concepts. The table also includes information about the now closed China Coast concept, as its operations are reflected in the Company's Five Year Financial Summary (see Part II, Item
6).

              Company-Operated Restaurants Open at Fiscal Year-End

Fiscal         Red         Olive        China       Bahama         Total           Total Sales
 Year        Lobster     Garden(a)     Coast(b)     Breeze     Restaurants(a)     (In Millions)
------       -------     ---------     --------     ------     --------------     -------------
 1970              6                                                        6              $3.5
 1971             24                                                       24               9.1
 1972             47                                                       47              27.1
 1973             70                                                       70              48.0
 1974             97                                                       97              72.6
 1975            137                                                      137             108.5
 1976            174                                                      174             174.1
 1977            210                                                      210             229.2
 1978            236                                                      236             291.4
 1979            244                                                      244             337.5
 1980            260                                                      260             397.6
 1981            291                                                      291             528.4
 1982            328                                                      328             614.3
 1983            360             1                                        361             718.5
 1984            368             2                                        370             782.3
 1985            372             4                                        376             842.2
 1986            401            14                                        415             917.3
 1987            433            52                                        485           1,097.7
 1988            443            92                                        535           1,300.8
 1989            490           145                                        635           1,621.5
 1990            521           208            1                           730           1,927.7
 1991            568           272            1                           841           2,212.3
 1992            619           341            1                           961           2,542.0
 1993            638           400            5                         1,043           2,737.0
 1994            675           458           25                         1,158           2,963.0
 1995            715           477           51                         1,243           3,163.3
 1996            729           487            0          1              1,217           3,191.8
 1997            703           477            0          2              1,182           3,171.8
 1998            682           466            0          3              1,151           3,287.0
 1999            669           464            0          6              1,139           3,458.1

------------------------
(a) These numbers do not include the six Olive Garden Cafes in operation as of May 30, 1999.
(b) In August 1995, the Company approved the closing of all China Coast restaurants.

Industry Overview

     In the United States, the restaurant industry generates approximately $242 billion in annual sales, or roughly 36% of total consumer food expenditures.* Expenditures for restaurant dining and other meals prepared away from home have increased from 25% of the food dollar in 1955 to 44% in 1999.* Over the past 20 years, restaurant sales have grown at an annual rate that is one to two percentage points faster than the growth of food-at-home sales.* The restaurant industry is highly fragmented and is characterized by the presence of thousands of independent operators and small chains. While chain restaurants dominate the fast-food segment with a combined market share of 61%, chains account for just 22% in the full-service segment.* The Company believes that capable operators of strong multi-unit concepts will continue to increase their share of the full-service restaurant market.

     Casual dining is the fastest growing segment of the full-service restaurant market, with sales increasing at a 6.5% annual compound growth rate since 1992.* Today, casual dining represents 37% of full-service restaurant sales, or $41 billion.* Darden is a leader in the casual-dining segment, with approximately an eight percent market share.* Management believes that casual-dining concepts will benefit from favorable demographic trends, most notably the maturing population. Forty to sixty year olds are the most frequent users of casual-dining restaurants, and through this decade and the next, the population aged forty-five or older is projected to increase by approximately 34 million. In addition, "baby-boomers" (i.e., thirty-four to fifty-two year olds) tend to eat out more than generations before them, so, as they age, their casual dining frequency may become even higher. Finally, this group includes a high proportion of two-income families, which the Company believes could increase the demand for food-away-from-home due to a combination of more discretionary income and less discretionary time.

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

Restaurant Concepts

Red Lobster

     Red Lobster is the largest full-service, seafood-specialty restaurant group in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the eleventh consecutive year, Red Lobster was named Best Seafood Chain in America in the 1999 America's Choice In Chains national consumer survey published in the March 1, 1999 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.99 to $18.99, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $7.99. During fiscal year 1999, the average check per person was between $14.00 and $15.00, with alcoholic beverages accounting for approximately eight percent of sales. Red Lobster also offers a lower-priced children's menu. The Company maintains approximately 100 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas.

     Fiscal 1999 was a year of consistent profitable sales growth for Red Lobster. As of the close of fiscal 1999, Red Lobster had enjoyed six consecutive quarters of same-restaurant sales increases. For the year, same-restaurant sales at Red Lobster increased 7.4 percent.

------------------------
*    Sources:  United  States  Department  of  Commerce  Census of Retail  Trade
     (1997); National Restaurant Association Annual Foodservice Forecast (1998); and CREST Annual Household Summary (1998).

Olive Garden

     Olive Garden is the market share leader in the Italian casual, full-service dining segment in North America with 18% of the full-service Italian category and 35% of total casual dining Italian sales at the end of fiscal year 1998.* Olive Garden's focus on Hospitaliano!, which the Company defines as "Our Passion for 100% Guest Delight", has contributed to its best-ever guest satisfaction feedback and 19 consecutive quarters of same-restaurant sales growth as of the close of fiscal year 1999.

     Olive Garden's menu includes a variety of authentic Italian foods, featuring fresh ingredients, and an expanded wine list with imported wines from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sauteed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses imported coffee from Italy for its espresso and cappuccino.

     Dinner entree prices range from $6.95 to $16.95, and most lunch entree prices range from $4.75 to $7.95. The price of each entree also includes as much fresh salad or soup as a guest desires. During fiscal year 1999, the average check per person was $11.50 to $12.50, with alcoholic beverages accounting for slightly more than eight percent of sales.

     Olive Garden considers itself a family of local restaurants focused on delighting every guest with an authentic Italian dining experience. Olive Garden places importance on high standards, mutual respect, training and brand building. Its annual investment in front-line training has increased five-fold in the past four years. Olive Garden strives to apply the spirit of its advertising campaign, "When You're Here, You're Family," to both its guests and employees. RevItalia(TM), a major revitalization of each Olive Garden restaurant, is expected to take place over the next several years and is designed to provide the environment for an authentic Italian dining experience for both guests and employees. The Company believes that investments such as these have contributed to Olive Garden's success and continued profitable sales growth.

     Same-restaurant sales at Olive Garden increased 9.0 percent during fiscal year 1999. As previously noted, Olive Garden has had 19 consecutive quarters of same-restaurant sales increases.

Expansion Strategy

     During fiscal year 1999, the Company opened five restaurants (excluding pre-existing restaurants relocated to other sites). It plans to open approximately 16 new Red Lobster, Olive Garden and Bahama Breeze restaurants during fiscal year 2000 (excluding relocations). The Company's new store openings by concept are shown below.

                                            Actual             Projected
                                          Fiscal 1999          Fiscal 2000
                                          -----------          -----------
     Red Lobster.......................        2                     5
     Olive Garden......................        0                     5
     Bahama Breeze.....................        3                     6
                                             ---                   ---

          Totals.......................        5                    16
                                             ===                   ===

     The Company's objective is to continue to expand its current portfolio of restaurant concepts, and to develop internally or acquire additional concepts which can be expanded. It is currently testing new ideas and concepts, as well as expanding its testing of Bahama Breeze in light of favorable consumer response. The Company also regularly evaluates potential acquisition candidates to assess whether they would satisfy the Company's strategic and financial objectives. At present, the Company has not identified any specific acquisitions.

     The Company will continue to focus on improving operational returns at Olive Garden and Red Lobster, and limit new restaurant expansion to the highest-potential sites. In addition, the Company plans to expand Bahama Breeze at a pace that will enable each new restaurant to capture the concept's full potential. The specific number of openings will also depend upon a number of factors, including the Company's ability to locate appropriate sites,

------------------------
* Sources: United States Department of Commerce Census of Retail Trade (Dec. 1997 - Nov. 1998); Nation's Restaurant News (June 22, 1998); and CREST Annual Household Summary (1998).

negotiate   acceptable   purchase  or  lease  terms,   obtain   necessary  local
governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

     Darden considers location to be a critical factor in determining a restaurant's long-term success, and the Company devotes significant effort to the site selection process for new locations. Prior to entering a market, a thorough study is conducted to determine the optimal number and placement of restaurants. The Company's site selection process utilizes a variety of analytical techniques to evaluate a number of important factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility, and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. After site acquisition and receipt of permits, it typically takes 120 to 180 days to construct and open a new restaurant.

     The following table illustrates the approximate capital investment, size and dining capacity of the two Red Lobster openings (excluding relocations of existing restaurants) that occurred during fiscal year 1999.

                                  Capital       Square     Dining     Dining
                                 Investment      Feet      Seats      Tables
                                 ----------     ------     ------     ------

     Red Lobster.............    $2,722,000      6,370      194          50

Red Lobster plans to open five new restaurants during fiscal year 2000, but the actual number of openings may vary due to factors previously discussed.

     Olive Garden did not open new restaurants during fiscal 1999. The Company has developed a new "Tuscan Farmhouse" design with a building size of approximately 8,100 square feet and seating for approximately 250 people. Olive Garden plans to open up to five new restaurants during fiscal year 2000, but the actual number of openings may vary.

     Bahama Breeze opened three restaurants in fiscal 1999. The Company plans to open at least six additional Bahama Breeze restaurants during fiscal year 2000, but the actual number of openings may vary due to the factors previously discussed.

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

     In fiscal year 1999, the Company permanently closed 15 Red Lobster restaurants in the United States. One additional Red Lobster restaurant was closed in the United States during fiscal 1999, but is scheduled to relocate and re-open in fiscal year 2000. During the same period, Olive Garden permanently closed two restaurants in the United States. No restaurants were closed in Canada during fiscal 1999.

     During fiscal 1999, Red Lobster relocated three restaurants and rebuilt another restaurant that had been temporarily closed in fiscal 1998. These actions repositioned older Red Lobster restaurants to better locations and more contemporary buildings. These restaurants are not included in the numbers of new restaurant openings or permanent closings described above.

     For a discussion of restructuring and asset impairment expense or credit related to restaurant closings, see Management's Discussion of Results of Operations and Financial Condition and Note 3 of Notes to Consolidated Financial Statements on pages 22 and 34, respectively, of the Company's 1999 Annual Report to Stockholders.

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

     The Company's restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 140 hourly employees, most of whom work part-time. The Company issues detailed operations manuals covering all aspects of restaurant operations as well as food and beverage manuals which detail the preparation procedures of the Company's formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with the Company's operating standards. Restaurant general managers report to directors at Red Lobster and Olive Garden, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to ensure strict adherence to all aspects of the Company's standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operational training programs. These efforts include a 12-to-15 week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. The Company also utilizes a highly structured training program to open new restaurants, including training teams consisting of groups of employees experienced in all aspects of restaurant operations. The opening training teams typically begin on-site training one week prior to opening and remain on location one week following the opening. They are phased out when appropriate to ensure a smooth transition to the restaurant's operating staff.

Quality Assurance

     The Company's Quality Assurance Department helps ensure that all restaurants provide high-quality food products in a clean and safe environment. Through rigorous physical evaluation and testing, the Company ensures that all seafood purchased meets or exceeds its specifications. Since 1976, the Company has maintained a microbiological laboratory to routinely test seafood and commodity products for quality. In addition, quality assurance managers visit each restaurant periodically throughout the year to ensure that food is properly handled, and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. The Company uses independent third party auditors to inspect and evaluate vendors of commodity food products. In this manner, the Company can ensure that its suppliers are maintaining good manufacturing practices and are operating with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

Purchasing and Distribution

     The Company's ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and buys food and supplies from more than 1,400 suppliers in 44 countries. To ensure the quality of all food products, suppliers are required to meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to ensure availability of products and stability of costs.

     The Company believes that its seafood purchasing capabilities are a significant competitive advantage. The Company's purchasing staff routinely travels within the United States and internationally to source over 100 varieties of top-quality seafood at competitive prices. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly from the vendors when possible. The Company operates a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, the Company believes that it has demonstrated the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues.

Controlled inventories of specified products are distributed to all restaurants through a national distribution company. See Note 2 of Notes to Consolidated Financial Statements on page 33 of the Company's 1999 Annual Report to Stockholders.

Advertising and Marketing

     The Company believes that it has developed significant marketing and advertising capabilities. The Company's size enables it to be the dominant advertiser in the full-service segment of the restaurant industry. The Company leverages the efficiency of national network television advertising and supplements it with local market television advertising. The Company's restaurants appeal to a broad spectrum of consumers and it uses advertising and product promotions to attract customers. The Company implements periodic promotions as appropriate to maintain and increase its sales and profits. It also relies on radio and newspaper advertising, as well as newspaper and direct mail couponing programs to attract customers. The Company has developed and consistently utilizes sophisticated consumer marketing research techniques to monitor customer satisfaction and customers' evolving expectations.

Employees

     At the end of fiscal year 1999, the Company employed approximately 116,700 persons. Of these employees, 1,054 were corporate personnel, 5,058 were restaurant management personnel, and the remainder were hourly restaurant personnel. Of the 1,054 corporate employees, 584 were in management and 470 were administrative or office employees. The operating executives of the Company have an average of more than 16 years of experience with the Company. The restaurant general managers average more than ten years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Management Information Systems

     The Company strives for leadership in the restaurant business by utilizing technology as a competitive advantage. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each specific restaurant concept.

     Restaurant support is provided from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants each night, providing timely and extensive information each morning on business activity in every location. The restaurant support center houses the Company's data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. The Company's information is processed in a secured environment to protect both the actual data and the physical assets. The Company guards against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site and testing the disaster recovery plan at a hot-site facility. The Company uses internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power in terms of hardware and software to be distributed effectively to each of the Company's restaurant locations.

     The Company's management believes these systems have well positioned the Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in information systems and computing technology. The Company utilizes a strategic information systems plan that is prepared internally and reviewed with senior management. The plan is a result of projects approved by the Executive Information Systems Steering Committee. This plan prioritizes information systems projects based upon strategic, financial, regulatory and other business advantage criteria.

     The Company has committed the resources necessary to ensure that its critical information systems and technology are "Year 2000 compliant" in advance of the next millennium. "Year 2000 compliant" refers to information systems and technology that accurately process date/time data (including calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries and, in particular, the years 1999 and 2000. As of May 30, 1999, virtually all of the Company's systems either have been modified to be Year 2000 compliant or have been eliminated due to changes in business requirements. The total cost to the Company of achieving Year 2000 compliant systems is not expected to have a material impact on the Company's financial condition or results of operations. For additional discussion of the Year 2000 issue, see the subsection entitled "Impact of Year 2000" in Management's Discussion of Results of Operations and Financial Condition on page 24 of the 1999 Annual Report to Stockholders.

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

     Other  factors  pertaining  to the  Company's  competitive  position in the industry are addressed under the sections entitled "Purchasing and Distribution," "Advertising and Marketing," and "Management Information Systems," and elsewhere in this report.

Trademarks and Related Agreements

     The Company regards its Red Lobster(R), Olive Garden(R) and Bahama Breeze(R) servicemarks as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important servicemarks and trademarks whenever possible and to oppose vigorously any infringement of them.

     The only restaurant operations outside of North America historically have been conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, Inc., entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 38 Red Lobster restaurants in Japan as of May 30, 1999. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not expected to be material.

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

     Presently about 8.2% of total restaurant revenues are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. The Company is also subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person causing the injury. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during the fiscal year ended May 30, 1999, have not had a material effect on the Company's operations.

     The Company is currently operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     The Company is subject to federal and state environmental regulations, but these rules have not had a material effect on the Company's operations.

     The Company continues to monitor its facilities for compliance with the Federal Americans With Disabilities Act ("ADA") and related state statutes in order to conform to their requirements. Under the ADA and related state laws, the Company could be required to expend funds to modify its restaurants to make them more readily accessible to disabled persons, to better provide service to disabled persons, or to make reasonable accommodation for the employment of disabled persons.

Executive Officers

     The executive officers of the Company as of the date of this report are as follows.

     Joe R. Lee, age 58, is Chief Executive Officer and Chairman of the Board of Darden. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, and an Executive Vice President in 1981, was named Executive Vice President, Finance and International Restaurants in 1991, and was elected a Vice Chairman of General Mills in 1992 with responsibility for various consumer foods businesses and corporate staff functions. Mr. Lee was elected a director of General Mills in 1985. He was named Chief Executive Officer of Darden in December of 1994.

     Blaine Sweatt, III, age 51, is President, New Business Development and an Executive Vice President of Darden. He joined General Mills in 1976 in the Red Lobster organization and was named Director of New Restaurant Concept Development in 1981. Mr. Sweatt led the teams that developed the Olive Garden and Bahama Breeze concepts, among others. He was named Vice President in 1985 and Senior Vice President in 1994. Mr. Sweatt has been Executive Vice President and a director of Darden since 1995.

     Bradley D. Blum, age 45, is President of Olive Garden and an Executive Vice President of Darden. Mr. Blum joined General Mills in 1978. He was named Director of Marketing in 1984, responsible for Big G Cereals, and he became Vice President of Big G New Enterprises in 1989. In 1990, he was named Vice President of Marketing for Cereal Partners Worldwide, General Mills' joint venture with Nestle, headquartered in Switzerland. He joined the Company in 1994 as Senior Vice President of Marketing for Olive Garden and was named President of Olive Garden in December of 1994. He was named Senior Vice President of Darden in September of 1995 and has been Executive Vice President and a director of Darden since September of 1997.

     Richard E. Rivera, age 52, was named President of Red Lobster and Executive Vice President of Darden in December of 1997. Mr. Rivera began his career with Steak and Ale Restaurants of America and has held many management positions within the industry over the past 25 years. Prior to joining Red Lobster, from 1994 to 1996, Mr. Rivera served as President and Chief Executive Officer of RARE Hospitality International, Inc., owner of LongHorn Steakhouse restaurants. Mr. Rivera has been a director of Darden since joining the Company in December of 1997.

     Linda J. Dimopoulos, age 48, is Senior Vice President, Corporate Controller and Business Information Systems of Darden with overall responsibility for corporate reporting, accounting, information services and internal audit. Ms. Dimopoulos joined the Company in 1982. She was named Director, Corporate Analysis in 1985. In 1986, she was named Vice President, Controller for Red Lobster, and then Vice President, Information System Services. She was named Senior Vice President, Financial Operations in August 1993, and assumed her present position in July 1998.

     Gary Heckel, age 46, is President of Bahama Breeze and Senior Vice President of Darden. Mr. Heckel's career in the restaurant industry includes employment with several major quick-service and casual dining restaurant companies, such as Burger King Corporation, Taco Bell Corp., and TGI Friday's, Inc. Mr. Heckel joined Darden in 1995 as Vice President, Operations in the Company's New Business Development division. He was named Senior Vice President, Operations for Bahama Breeze in August of 1997. Mr. Heckel was named President of Bahama Breeze in July of 1998 and was elected Senior Vice President of Darden in June of 1999.

     Daniel M. Lyons, age 46, is Senior Vice President, Human Resources of the Company with overall responsibility for human resources, including compensation, benefits, management development, staffing, corporate security, diversity management and aviation. Mr. Lyons joined the Company in 1993 as Senior Vice President of Personnel for Olive Garden. He was elected to his present position in January of 1997. Prior to joining Olive Garden, Mr. Lyons spent 18 years with the Quaker Oats Company.

     Robert W. Mock, age 47, is Executive Vice President, Operations of Olive Garden and Senior Vice President of Darden. Mr. Mock joined the Company in 1969 and, through the years, held management positions in various areas of the Company. In 1992, Mr. Mock was named Executive Vice President and General Manager of Red Lobster Canada. In 1994, Mr. Mock was named Executive Vice President, Operations for Olive Garden. He was named to the additional position of Senior Vice President of Darden in July 1998.

     Barry Moullet, age 41, is Senior Vice President, Purchasing, Distribution and Food Safety for the Company. He joined Darden in July of 1996. Prior to joining Darden, Mr. Moullet spent 15 years in the purchasing field, most recently with Restaurant Services, Inc., a Burger King purchasing co-operative. Prior to Burger King, he gained experience with Kentucky Fried Chicken and the Pillsbury Company. Mr. Moullet became an executive officer of Darden in June 1999.

     Clarence Otis, Jr., age 43, is Senior Vice President, Finance and Treasurer of the Company. Mr. Otis joined the Company in 1995 as Vice President and Treasurer. In July of 1997, he assumed responsibility for investor relations and was named Senior Vice President, Investor Relations and Treasurer. In July 1998, Mr. Otis assumed additional responsibilities in the area of finance and was named to his present position. Prior to joining the Company, Mr. Otis was employed by Chemical Securities, Inc. in New York where he had been Managing Director and Manager of Public Finance since 1991. Prior to his work at Chemical Securities, Mr. Otis was employed by Siebert Municipal Capital Group as Managing Director and Principal.

     Paula J. Shives, age 48, was elected Senior Vice President, General Counsel and Secretary of Darden in June of 1999. In that capacity, Ms. Shives succeeds Clifford L. Whitehill, who is retiring. Ms. Shives began her legal career in 1979 as Corporate Counsel for Jerrico, Inc., the predecessor to Long John Silver's Restaurants, Inc. After spending several additional years in private practice with the law firm of Greenebaum, Doll & McDonald in Lexington, Kentucky, Ms. Shives rejoined Long John Silver's Restaurants, Inc. in 1985 as Associate General Counsel, and became its Senior Vice President, General Counsel and Secretary in 1995. Ms. Shives joined Darden in May of 1999.

     James D. Smith, age 56, is Senior Vice President, Real Estate, Design and Construction of the Company. Mr. Smith joined General Mills in 1982 and was named Senior Vice President and Controller of the restaurant operations in 1988. In December 1994, Mr. Smith was named Senior Vice President, Finance. Subsequently, he assumed increasing responsibilities in connection with the Company's real estate development activities and was named to his present position in July of 1998.

     Richard J. Walsh, age 47, is Senior Vice President, Corporate Relations, with responsibility for all corporate communications, environmental relations, creative and print services, media and government, public and community relations, including the Darden Restaurants, Inc. Foundation. Mr. Walsh joined General Mills in 1984 as Manager of Government Affairs for Red Lobster. He was named Vice President of Government Relations in 1987 and was promoted to his present position in December of 1994.

     Clifford L. Whitehill, age 68, was named Senior Vice President, General Counsel and Secretary of the Company in December of 1994. Mr. Whitehill joined General Mills in 1962 as an attorney in the Law Department. He was appointed Assistant General Counsel in 1968, elected Vice President in 1971, named General Counsel in 1975, elected Senior Vice President in 1981 and elected Secretary of General Mills in 1983. In April of 1999, Mr. Whitehill announced his retirement from Darden, effective June 21, 1999, but continues to serve the Company to facilitate his successor's transition.

Available Information

     Darden is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, this information may be accessed through the Commission's Internet site (http://www.sec.gov). The site contains reports, proxies, information statements and other information regarding issuers that file electronically with the Commission.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion plans and Year 2000 compliance. Such forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to restaurant development and the Year 2000 readiness of suppliers, banks, vendors and others having a direct or indirect business relationship with the Company.

Item 2.  PROPERTIES

     As of May 30, 1999, the Company operated 1,145 restaurants, including 669 Red Lobster, 464 Olive Garden, six Olive Garden Cafe and six Bahama Breeze restaurants in the following locations:

     Alabama (18)                 Arizona (24)              Arkansas (10)             California (92)
     Colorado (21)                Connecticut (11)          Delaware (4)              Florida (113)
     Georgia (38)                 Hawaii (1)                Idaho (5)                 Illinois (48)
     Indiana (34)                 Iowa (15)                 Kansas (10)               Kentucky (13)
     Louisiana (8)                Maine (3)                 Maryland (18)             Massachusetts (7)
     Michigan (42)                Minnesota (18)            Mississippi (8)           Missouri (25)
     Montana (2)                  Nebraska (7)              Nevada (9)                New Hampshire (3)
     New Jersey (27)              New Mexico (8)            New York (47)             North Carolina (25)
     North Dakota (4)             Ohio (67)                 Oklahoma (17)             Oregon (10)
     Pennsylvania (53)            Rhode Island (2)          South Carolina (17)       South Dakota (3)
     Tennessee (25)               Texas (98)                Utah (9)                  Vermont (2)
     Virginia (37)                Washington (20)           West Virginia (5)         Wisconsin (21)
     Wyoming (2)                  Canada (39)

     Of the Company's 1,145 restaurants open on May 30, 1999, 730 were on owned sites and 415 were on leased sites. The 415 leases are classified as follows:

     Land-Only Leases (Darden owns buildings and equipment)...........    283
     Ground and Building Leases.......................................     75
     Space/In-Line/Other Leases.......................................     57
                                                                         ----

          Total.......................................................    415
                                                                         ====

     During fiscal year 1999, the Company formed two subsidiary corporations, each of which elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities for both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist the Company in managing its real estate portfolio and possibly to provide a vehicle to access future capital markets.

     Both REITs are non-public REITs. Through its subsidiary companies, Darden indirectly owns 100% of all voting stock and greater than 99.5% of the total value of each REIT. For financial reporting purposes, both REITs are included in Darden's consolidated group.

     The Company owns its executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, the Company's restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by the Company from outside sources.

     See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 35 and 37, respectively, of the 1999 Annual Report to Stockholders.


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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (no par value) has been registered and is traded on the New York Stock Exchange. As of July 26, 1999, the number of record holders of common stock was 36,168. Trading of the Company's common stock began on a "when issued" basis on May 9, 1995, at a price per share of $9.375. The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period from the Distribution to the end of fiscal year 1999.

                      Per Share Sales Price of Common Stock

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal Year
          1996                First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $11.50                 $12.00                  $13.25                 $14.00
          Low                     $9.75                 $10.00                  $10.625                $11.50
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal Year
          1997                First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $12.125                 $9.25                   $9.375                 $8.50
          Low                     $7.50                  $7.75                   $6.75                  $6.875
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal Year
          1998                First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $10.5625               $12.00                  $13.4375               $18.125
          Low                     $8.125                 $9.00                  $10.50                 $13.00
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal Year
          1999                First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $18.00                 $17.5625                $23.25                 $23.375
          Low                    $15.125                $14.1875                $15.75                 $19.8125
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

     During fiscal year 1999, the Company declared two semi-annual dividends of four cents per share each. The first semi-annual dividend (four cents per share) was paid on November 1, 1998, to stockholders of record on October 10, 1998. The second semi-annual dividend (four cents per share) was paid on May 1, 1999, to stockholders of record on April 10, 1999.

Item 6.  SELECTED FINANCIAL INFORMATION

     The information for fiscal years 1995 through 1999, contained in the Five Year Financial Summary on page 43 of the Company's 1999 Annual Report to Stockholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 22 through 25 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. To manage this exposure, Darden periodically enters into interest rate, foreign currency exchange and commodity instruments for other than trading purposes.

     The Company uses the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 99% confidence level. As of May 30, 1999, the Company's potential losses in future net earnings resulting from changes in foreign currency exchange rates, commodity prices and floating rate debt interest rate exposures were individually not more than $1 million over a period of one year. The value at risk from an increase in the fair value of long-term fixed rate debt, over a period of one year, was approximately $48 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt approved by senior management.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Independent  Auditors'  Report,  Consolidated  Statements  of Earnings
(Loss), Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 26 through 43 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Information Concerning Nominees" on pages 4 through 6, "Committees of the Board" on pages 7 through 8, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the Company's definitive proxy materials dated August 10, 1999, is incorporated herein by reference. Certain information regarding executive officers is contained in Part I above.


Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "Board Compensation and Benefits" on page 7, "Summary Compensation Table" on pages 16 through 17, and "Option Grants in Last Fiscal Year" on page 18 of the Company's definitive proxy materials dated August 10, 1999, is incorporated by reference. The information appearing in such proxy materials under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the sections entitled "Certain Owners of Common Stock" on page 3 and "Share Ownership of Directors and Officers" on page 9 of the Company's definitive proxy materials dated August 10, 1999, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Certain Relationships and Related Transactions" on page 10 of the Company's definitive proxy materials dated August 10, 1999, is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings (Loss) for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 (incorporated by reference to page 27 of the Company's 1999 Annual Report to Stockholders)

     Consolidated Balance Sheets at May 30, 1999 and May 31, 1998 (incorporated by reference to page 28 of the Company's 1999 Annual Report to Stockholders)

     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 (incorporated by reference to page 29 of the Company's 1999 Annual Report to Stockholders)

     Consolidated Statements of Cash Flows for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 (incorporated by reference to page 30 of the Company's 1999 Annual Report to Stockholders)

     Notes to Consolidated Financial Statements (incorporated by reference to pages 31 through 43 of the Company's 1999 Annual Report to Stockholders)

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

          4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

          4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

        *10(a)      Darden   Restaurants,   Inc.   Stock  Option  and  Long-Term
                    Incentive Plan of 1995, as amended May 23, 1996, June 17, 1997, June 26, 1998, and May 24, 1999

------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

        *10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

        *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

        *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5,
                    1995)

        *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5,
                    1995)

        *10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

        *10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc., as amended June 17, 1997 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

        *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended to June 21, 1999

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

         13 Portions of 1999 Annual Report to Stockholders (incorporated by reference herein)

         21         Subsidiaries of Darden Restaurants, Inc.

         23         Independent Accountants' Consent

         24         Powers of Attorney

         27         Financial Data Schedule

------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K. During the last quarter covered by this report, the Company filed the following three current reports on Form 8-K:

     (i) Current report on Form 8-K dated March 25, 1999, reporting certain financial results for the third quarter of fiscal 1999;

     (ii) Current report on Form 8-K dated April 20, 1999, announcing the hiring of Paula J. Shives and the retirement of Clifford L. Whitehill-Yarza; and

     (iii)Current report on Form 8-K dated May 4, 1999, announcing the appointment of Gary Heckel to Senior Vice President.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 19, 1999                DARDEN RESTAURANTS, INC.
                                            By:  /s/ Paula J. Shives
                                                Paula J. Shives
                            Senior Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                                     Date
---------                          -----                                     ----
/s/ H.B. Atwater, Jr.              Director
    H.B. Atwater, Jr.*

/s/ Daniel B. Burke                Director
    Daniel B. Burke*

/s/ Odie C. Donald                 Director
    Odie C. Donald*

/s/ Julius Erving, II              Director
    Julius Erving, II*

/s/ Michael D. Rose                Director
    Michael D. Rose*

/s/ Hector de J. Ruiz              Director
    Hector de J. Ruiz*

/s/ Maria A. Sastre                Director
    Maria A. Sastre*

/s/ Jack A. Smith                  Director
    Jack A. Smith*

/s/ Bradley D. Blum                Director and President,
    Bradley D. Blum*               Olive Garden

/s/ Joe R. Lee                     Director, Chairman of the                 August 23, 1999
    Joe R. Lee                     Board and Chief Executive
                                   Officer (principal executive
                                   officer)

/s/ Richard E. Rivera              Director and President,
    Richard E. Rivera*             Red Lobster

/s/ Blaine Sweatt, III             Director and President,
    Blaine Sweatt, III*            New Business Development

/s/ Linda J. Dimopoulos            Senior Vice President - Corporate         August 19, 1999
    Linda J. Dimopoulos            Controller and Business Information
                                   Systems (controller and principal
                                   accounting officer)

/s/ Clarence Otis, Jr.             Senior Vice President-Finance and         August 19, 1999
    Clarence Otis, Jr.             Treasurer (principal financial officer)

*BY:  Paula J. Shives, Attorney-In-Fact
      August 19, 1999

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

      4(a) Rights Agreement dated as of May 28, 1995 between the Company and Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

      4(b) Indenture dated as of January 1, 1996, between the Company and Norwest Bank Minnesota, National Association, as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

    *10(a)          Darden   Restaurants,   Inc.   Stock  Option  and  Long-Term
                    Incentive Plan of 1995, as amended May 23, 1996, June 17, 1997, June 26, 1998, and May 24, 1999

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

    *10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                    EXHIBITS

    Exhibit
    Number                                     Title
    -------                                    -----

    *10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc., as amended June 17, 1997 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

    *10(h) Darden Restaurants, Inc. Management Incentive Plan, as amended to June 21, 1999

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

      13 Portions of 1999 Annual Report to Stockholders (incorporated by reference herein)

      21            Subsidiaries of Darden Restaurants, Inc.

      23            Independent Accountants' Consent

      24            Powers of Attorney

      27            Financial Data Schedule

------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.