Form 10-Q
period 1999-08-29
DARDEN RESTAURANTS INC
filed 1999-10-07
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           -------------------------
                                    FORM 10-Q
                           -------------------------


(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 29, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............


                           -------------------------
                                     1-13666
                             Commission File Number
                           -------------------------

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

                           -------------------------

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

                           -------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of common  stock  outstanding  as of  September  27, 1999:
131,418,755 (excluding 34,050,825 shares held in treasury).

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                           Page
Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                       3

                  Consolidated Balance Sheets                               4

                  Consolidated Statements of Changes in
                    Stockholders' Equity                                    5

                  Consolidated Statements of Cash Flows                     6

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          10

Signatures                                                                  11

Index to Exhibits                                                           12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                       Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------
                                                              August 29, 1999        August 30, 1998
-------------------------------------------------------------------------------------------------------
Sales ......................................................     $  929,391             $  886,057
Costs and Expenses:
  Cost of sales:
    Food and beverages......................................        298,828                296,415
    Restaurant labor........................................        295,119                282,550
    Restaurant expenses.....................................        132,121                131,987
                                                                 ----------             ----------
      Total Cost of Sales...................................     $  726,068             $  710,952
  Selling, general and administrative.......................         94,150                 84,787
  Depreciation and amortization.............................         31,370                 31,012
  Interest, net.............................................          4,576                  5,435
                                                                 ----------             ----------
        Total Costs and Expenses............................     $  856,164             $  832,186
                                                                 ----------             ----------

Earnings before Income Taxes................................         73,227                 53,871
Income Taxes................................................        (25,914)               (18,692)
                                                                 ----------             ----------

Net Earnings................................................     $   47,313             $   35,179
                                                                 ==========             ==========

Net Earnings per Share:
  Basic.....................................................     $     0.36             $     0.25
                                                                 ==========             ==========
  Diluted...................................................     $     0.35             $     0.24
                                                                 ==========             ==========

Average Number of Common Shares Outstanding:
  Basic.....................................................        132,200                139,700
                                                                 ==========             ==========
  Diluted...................................................        136,400                145,900
                                                                 ==========             ==========

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                               August 29, 1999        May 30, 1999
-----------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
  Cash and cash equivalents.................................     $    30,285           $    40,960
  Receivables...............................................          22,526                20,256
  Inventories...............................................         192,492               144,115
  Net assets held for disposal..............................          35,692                35,269
  Prepaid expenses and other current assets.................          16,327                21,475
  Deferred income taxes.....................................          60,890                65,662
                                                                 -----------           -----------
    Total Current Assets....................................     $   358,212           $   327,737
Land, Buildings and Equipment...............................       1,468,629             1,473,535
Other Assets................................................         102,482               104,388
                                                                 -----------           -----------

      Total Assets..........................................     $ 1,929,323           $ 1,905,660
                                                                 ===========           ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................     $   156,202           $   144,725
  Short-term debt...........................................          27,000                23,500
  Current portion of long-term debt.........................           2,386                 2,386
  Accrued payroll...........................................          63,946                74,265
  Accrued income taxes......................................          18,923                16,544
  Other accrued taxes.......................................          26,573                25,965
  Other current liabilities.................................         231,377               246,830
                                                                 -----------           -----------
    Total Current Liabilities...............................     $   526,407           $   534,215
Long-term Debt..............................................         313,490               314,065
Deferred Income Taxes.......................................          72,389                72,086
Other Liabilities...........................................          21,334                21,258
                                                                 -----------           -----------
      Total Liabilities.....................................     $   933,620           $   941,624
                                                                 -----------           -----------

Stockholders' Equity:
  Common stock and surplus..................................     $ 1,341,274           $ 1,328,796
  Retained earnings.........................................         225,321               178,008
  Treasury stock............................................        (493,869)             (466,902)
  Accumulated other comprehensive income....................         (12,458)              (12,115)
  Unearned compensation.....................................         (64,565)              (63,751)
                                                                 -----------           -----------
      Total Stockholders' Equity............................     $   995,703           $   964,036
                                                                 -----------           -----------

        Total Liabilities and Stockholders' Equity..........     $ 1,929,323           $ 1,905,660
                                                                 ===========           ===========

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Thirteen Weeks Ended August 29, 1999 and August 30, 1998
                                 (In Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned    Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 1999.................... $1,328,796   $178,008   $(466,902)     $(12,115)      $(63,751)    $  964,036
Comprehensive income:
  Net earnings.............................                47,313                                                  47,313
  Other comprehensive income, foreign
    currency adjustment....................                                            (343)                         (343)
                                                                                                               ----------
      Total comprehensive income...........                                                                        46,970
Stock option exercises (602 shares)........      5,314                                                              5,314
Issuance of restricted stock (158 shares),
  net of forfeiture adjustments............      2,181                                              (2,153)            28
Earned compensation........................                                                            739            739
ESOP note receivable repayments............                                                            600            600
Income tax benefit credited to equity......      3,361                                                              3,361
Proceeds from issuance of equity put
  options..................................      1,139                                                              1,139
Purchases of common stock for treasury
  (1,367 shares)...........................                           (27,425)                                    (27,425)
Issuance of treasury stock under Employee
  Stock Purchase Plan (52 shares) .........        483                    458                                         941
----------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 1999................. $1,341,274   $225,321   $(493,869)     $(12,458)      $(64,565)    $  995,703
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned    Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998.................... $1,286,191   $ 48,327   $(239,876)     $(11,749)      $(63,048)    $1,019,845
Comprehensive income:
  Net earnings.............................                35,179                                                  35,179
  Other comprehensive income, foreign
    currency adjustment....................                                          (1,981)                       (1,981)
                                                                                                               ----------
      Total comprehensive income...........                                                                        33,198
Stock option exercises (1,167 shares)......      9,881                                                              9,881
Issuance of restricted stock (288 shares),
  net of forfeiture adjustments............      3,263                                              (3,235)            28
Earned compensation........................                                                            472            472
Income tax benefit credited to equity......      3,633                                                              3,633
Proceeds from issuance of equity put
  options..................................        826                                                                826
Purchases of common stock for treasury
  (3,219 shares)...........................                            (52,626)                                   (52,626)
----------------------------------------------------------------------------------------------------------------------------
Balance at August 30, 1998................. $1,303,794     $83,506   $(292,502)     $(13,730)     $(65,811)    $1,015,257
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Thirteen Weeks Ended
------------------------------------------------------------------------------------------------------------------
                                                                         August 29, 1999        August 30, 1998
------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
  Net earnings....................................................          $  47,313              $  35,179
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization.................................             31,370                 31,012
    Amortization of unearned compensation and loan costs..........              1,406                  1,099
    Change in current assets and liabilities......................            (50,484)                19,990
    Change in other liabilities ..................................                 76                    266
    Loss (gain) on disposal of land, buildings and equipment......                214                   (866)
    Deferred income taxes.........................................              5,075                  4,524
    Other, net....................................................                381                   (574)
                                                                            ---------              ---------
      Net Cash Provided by Operating Activities...................          $  35,351              $  90,630
                                                                            ---------              ---------

Cash Flows--Investing Activities
  Purchases of land, buildings and equipment......................            (40,602)               (24,364)
  Purchases of intangibles........................................               (583)                  (508)
  Decrease (increase) in other assets.............................              1,271                   (207)
  Proceeds from disposal of land, buildings and equipment
    (including net assets held for disposal)......................              7,073                 12,825
                                                                            ---------              ---------
      Net Cash Used by Investing Activities.......................          $ (32,841)             $ (12,254)
                                                                            ---------              ---------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock..........................              6,246                  9,881
  Income tax benefit credited to equity...........................              3,361                  3,633
  Purchases of treasury stock.....................................            (27,425)               (52,626)
  ESOP note receivable repayment..................................                600
  Increase (decrease) in short-term debt..........................              3,500                (45,600)
  Repayment of long-term debt.....................................               (606)                    (5)
  Proceeds from issuance of equity put options....................              1,139                    826
                                                                            ---------              ---------
      Net Cash Used by Financing Activities.......................          $ (13,185)             $ (83,891)
                                                                            ---------              ---------

Decrease in Cash and Cash Equivalents..............................           (10,675)                (5,515)
Cash and Cash Equivalents - Beginning of Period....................            40,960                 33,505
                                                                            ---------              ---------

Cash and Cash Equivalents - End of Period..........................         $  30,285              $  27,990
                                                                            =========              =========

Cash Flow from Changes in Current Assets and Liabilities
  Receivables.....................................................             (2,270)                 4,211
  Inventories.....................................................            (48,377)                37,222
  Prepaid expenses and other current assets.......................             (2,210)                   384
  Accounts payable................................................             11,477                (28,534)
  Accrued payroll.................................................            (10,319)               (13,011)
  Accrued income taxes............................................              2,379                 22,083
  Other accrued taxes.............................................                608                  1,342
  Other current liabilities.......................................             (1,772)                (3,707)
                                                                            ---------              ---------
    Change in Current Assets and Liabilities......................          $ (50,484)             $  19,990
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


                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

Note 1.  Background
         ----------

     These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended May 28, 2000.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 30, 1999. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K.

Note 2.  Consolidated Statements of Cash Flows
         -------------------------------------

     During the thirteen weeks ended August 29, 1999, Darden paid $7,902 for interest (net of amount capitalized) and $16,274 for income taxes. During the thirteen weeks ended August 30, 1998, Darden paid $8,673 for interest (net of amount capitalized) and received income tax refunds of $10,051.

Note 3.  Net Earnings Per Share
         ----------------------

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 2,621,129 and 3,000 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended August 29, 1999 and August 30, 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen weeks ended August 29, 1999 and August 30, 1998.

                                                   Thirteen Weeks Ended
--------------------------------------------------------------------------------
                                            August 29, 1999      August 30, 1998
--------------------------------------------------------------------------------

Sales.....................................       100.0%               100.0%
Costs and Expenses:
  Cost of sales:
    Food and beverages....................        32.1                 33.4
    Restaurant labor......................        31.8                 31.9
    Restaurant expenses...................        14.2                 14.9
                                                ------               ------
      Total Cost of Sales.................        78.1%                80.2%
  Selling, general and administrative.....        10.1                  9.6
  Depreciation and amortization...........         3.4                  3.5
  Interest, net...........................         0.5                  0.6
                                                ------               ------
        Total Costs and Expenses..........        92.1%                93.9%
                                                ------               ------
Earnings before Income Taxes..............         7.9                  6.1
Income Taxes..............................        (2.8)                (2.1)
                                                ------               ------

Net Earnings..............................         5.1%                 4.0%
                                                ======               ======


     For the fiscal 2000 first quarter ended August 29, 1999, earnings after tax were $47.3 million or 35 cents per diluted share, compared to earnings after tax of $35.2 million or 24 cents per diluted share in the first quarter of last year. The increase in first quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and Olive Garden. Sales of $929.4 million for the first quarter were 4.9% higher than last year's first quarter.

     Food and beverage costs for the first quarter were 32.1% of sales, compared to 33.4% of sales last year primarily attributable to reduced costs, pricing and a lower margin promotion run by Red Lobster during the first quarter last year. Restaurant labor costs amounting to 31.8% of sales were comparable to last year's 31.9% of sales. Restaurant expenses decreased to 14.2% of sales compared to 14.9% last year primarily due to the fixed component of these expenses which are not impacted by higher sales volumes. The increase in first quarter selling, general and administrative expenses to 10.1% of sales compared to 9.6% of sales last year was primarily attributable to increased marketing expenses and additional labor costs associated with strong financial performance and new concept expansion and development. Depreciation and amortization as a percentage of sales decreased to 3.4% compared to last year's 3.5% primarily as a result of higher sales volume.

     The effective tax rate for the first quarter of fiscal 2000 was 35.4% compared to 34.7% in last year's first quarter. The increase in the effective tax rate reflects a higher level of expected pre-tax income for fiscal 2000.

     Inventories totaled $192.5 million as of August 29, 1999, up from $144.1 million at May 30, 1999. The increase resulted primarily from purchases of seafood at prices which the Company believes were favorable. This additional seafood is expected to be used during the current fiscal year.

Division Results
----------------

     Red Lobster sales of $522.5 million were 1.8% above last year's first quarter. Same-restaurant sales in the United States were up 4.0% for the quarter, marking the seventh consecutive quarter of same-restaurant sales increases. First quarter operating profit improved significantly over the prior year primarily as a result of favorable food and beverage costs and restaurant expenses as a percentage of sales. These results were achieved even though Red Lobster operated 29 fewer restaurants than the same period last year and did not repeat its high volume "Bottomless Crab" promotion that helped to generate its high sales and traffic volumes in the first quarter of last year.

     Olive Garden continued its positive momentum in the first quarter with a 7.8% increase in sales to $396.0 million. Same-restaurant sales in the United States increased 8.1%, representing the twentieth consecutive quarter of same-restaurant sales increases. First quarter operating profits were substantially improved over the prior year primarily due to increased sales and lower food and beverage costs and restaurant expenses as a percentage of sales.

     Bahama Breeze continues to produce strong sales at each of its six restaurants. Six additional restaurants are currently under construction, all of which have expected fiscal 2000 opening dates.

     The table below details the number of restaurants open at the end of the first quarter of fiscal 2000, compared with the number open at the end of May 1999 and the end of last fiscal year's first quarter. In addition, the Company opened its first Smokey Bones BBQ and Hometown Sports Bar restaurant on September 13, 1999 in Orlando, Florida.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------
                             August 29, 1999     May 30, 1999    August 30, 1998
--------------------------------------------------------------------------------

Red Lobster - USA............       617                635              646
Red Lobster - Canada.........        34                 34               34
                                 ------             ------           ------
     Total...................       651                669              680

Olive Garden - USA...........       459                459              459
Olive Garden - Canada........         5                  5                5
                                 ------             ------           ------
     Total...................       464                464              464

Bahama Breeze................         6                  6                3
                                 ------             ------           ------

     Total...................     1,121              1,139            1,147
                                 ======             ======           ======

Year 2000
---------

     The total costs to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of August 29, 1999, the Company had spent approximately $3.2 million on Year 2000 issues. This amount does not include the costs incurred to develop and install new systems resulting from the Company's seafood inventory accounting system project which was already contemplated for replacement. The total costs to the Company of addressing Year 2000 issues is estimated to be less than $5 million. These total costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

             *Exhibit 10(a)    Darden Restaurants, Inc. Amended and Restated
                               Stock Option and Long-Term Incentive Plan of
                               1995, as approved September 23, 1999

              Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

              Exhibit 27       Financial Data Schedule

         (b)  Reports on Form 8-K.

              (i) On June 22, 1999, the Company filed a current report on Form 8-K to announce fourth quarter financial results for fiscal year 1999.

              (ii) On June 28, 1999, the Company filed a current report on Form 8-K to announce the appointment of Barry Moullet to Senior Vice President of Darden Restaurants.

------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DARDEN RESTAURANTS, INC.


Dated: October 7, 1999           By:  /s/ Paula J. Shives
                                      ------------------------------------------
                                      Paula J. Shives
                                      Senior Vice President,
                                      General Counsel and Secretary



Dated: October 7, 1999           By:  /s/ Linda Dimopoulos
                                      ------------------------------------------
                                      Linda Dimopoulos
                                      Senior Vice President - Corporate
                                      Controller and Business Information
                                      Systems (Principal accounting officer)

                                INDEX TO EXHIBITS

Exhibit
Number       Exhibit Title                                                  Page
-------      -------------                                                  ----

*10(a)       Darden Restaurants, Inc. Amended and Restated
             Stock Option and Long-Term Incentive Plan of
             1995, as approved September 23, 1999                            13

 12          Computation of Ratio of Consolidated Earnings
             to Fixed Charges                                                20

 27          Financial Data Schedule                                         21


------------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.