Form 10-Q
period 1999-11-28
DARDEN RESTAURANTS INC
filed 2000-01-12
CIK 940944

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

                              -------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from .............. to ...............


                              -------------------

                                     1-13666
                             Commission File Number

                              -------------------

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

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes    [ ] No

                              -------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of common  stock  outstanding  as of  December  31,  1999:
128,142,791 (excluding 37,521,855 shares held in treasury).

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                             Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 1999          November 29, 1998
--------------------------------------------------------------------------------------------------------------------
Sales.......................................................          $  848,231                $  791,168
Costs and Expenses:
   Cost of sales:
     Food and beverages.....................................             271,802                   257,616
     Restaurant labor.......................................             280,058                   265,753
     Restaurant expenses....................................             127,162                   120,688
                                                                      ----------                ----------
       Total Cost of Sales..................................          $  679,022                $  644,057
   Selling, general and administrative......................              94,208                    86,357
   Depreciation and amortization............................              31,771                    31,311
   Interest, net............................................               5,265                     4,786
                                                                      ----------                ----------
         Total Costs and Expenses...........................          $  810,266                $  766,511
                                                                      ----------                ----------

Earnings before Income Taxes................................              37,965                    24,657
Income Taxes................................................             (13,511)                   (8,738)
                                                                      ----------                ----------

Net Earnings................................................          $   24,454                $   15,919
                                                                      ==========                ==========

Net Earnings per Share:
   Basic ...................................................          $     0.19                $     0.11
                                                                      ==========                ==========
   Diluted..................................................          $     0.18                $     0.11
                                                                      ==========                ==========

Average Number of Common Shares Outstanding:
   Basic ...................................................             130,800                   138,700
                                                                      ==========                ==========
   Diluted..................................................             134,500                   144,100
                                                                      ==========                ==========

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                            Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 1999          November 29, 1998
--------------------------------------------------------------------------------------------------------------------
Sales.......................................................          $ 1,777,622               $ 1,677,225
Costs and Expenses:
   Cost of sales:
     Food and beverages.....................................              570,630                   554,031
     Restaurant labor.......................................              575,177                   548,304
     Restaurant expenses....................................              259,283                   252,675
                                                                      -----------               -----------
       Total Cost of Sales .................................          $ 1,405,090               $ 1,355,010
   Selling, general and administrative......................              188,358                   171,143
   Depreciation and amortization............................               63,141                    62,323
   Interest, net............................................                9,841                    10,221
                                                                      -----------               -----------
         Total Costs and Expenses...........................          $ 1,666,430               $ 1,598,697
                                                                      -----------               -----------

Earnings before Income Taxes................................              111,192                    78,528
Income Taxes................................................              (39,425)                  (27,430)
                                                                      -----------               -----------

Net Earnings................................................          $    71,767               $    51,098
                                                                      ===========               ===========

Net Earnings per Share:
   Basic ...................................................          $      0.55               $      0.37
                                                                      ===========               ===========
   Diluted..................................................          $      0.53               $      0.35
                                                                      ===========               ===========

Average Number of Common Shares Outstanding:
   Basic ...................................................              131,500                   139,200
                                                                      ===========               ===========
   Diluted..................................................              135,500                   145,000
                                                                      ===========               ===========

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 1999            May 30, 1999
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
   Cash and cash equivalents................................          $    19,947               $    40,960
   Receivables..............................................                4,564                    20,256
   Refundable income taxes, net.............................                4,347
   Inventories..............................................              215,261                   144,115
   Net assets held for disposal.............................               29,466                    35,269
   Prepaid expenses and other current assets................               19,743                    21,475
   Deferred income taxes....................................               57,544                    65,662
                                                                      -----------               -----------
     Total Current Assets...................................          $   350,872               $   327,737
Land, Buildings and Equipment...............................            1,491,353                 1,461,535
Other Assets................................................              102,909                   104,388
                                                                      -----------               -----------

       Total Assets.........................................          $ 1,945,134               $ 1,893,660
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.........................................          $   120,396               $   144,725
   Short-term debt..........................................              138,700                    23,500
   Current portion of long-term debt........................                2,386                     2,386
   Accrued payroll..........................................               64,985                    74,265
   Accrued income taxes.....................................                                         16,544
   Other accrued taxes......................................               22,806                    25,965
   Other current liabilities................................              222,617                   234,830
                                                                      -----------               -----------
     Total Current Liabilities..............................          $   571,890               $   522,215
Long-term Debt..............................................              311,370                   314,065
Deferred Income Taxes.......................................               74,581                    72,086
Other Liabilities...........................................               21,156                    21,258
                                                                      -----------               -----------
     Total Liabilities......................................          $   978,997               $   929,624
                                                                      -----------               -----------

Stockholders' Equity:
   Common stock and surplus.................................          $ 1,344,990               $ 1,328,796
   Retained earnings........................................              244,548                   178,008
   Treasury stock...........................................             (549,333)                 (466,902)
   Accumulated other comprehensive income...................              (11,980)                  (12,115)
   Unearned compensation....................................              (62,088)                  (63,751)
                                                                      -----------               -----------
     Total Stockholders' Equity.............................          $   966,137               $   964,036
                                                                      -----------               -----------

       Total Liabilities and Stockholders' Equity...........          $ 1,945,134               $ 1,893,660
                                                                      ===========               ===========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Twenty-Six Weeks Ended November 28, 1999 and November 29, 1998
                                 (In Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 1999....................  $1,328,796  $178,008    $(466,902)     $(12,115)     $(63,751)   $  964,036
Comprehensive income:
   Net earnings............................                71,767                                                 71,767
   Other comprehensive income, foreign
     currency adjustment...................                                              135                         135
                                                                                                              ----------
       Total comprehensive income..........                                                                       71,902
Cash dividends declared....................                (5,227)                                                (5,227)
Stock option exercises (816 shares)........      7,479                                                             7,479
Issuance of restricted stock (179 shares),
   net of forfeiture adjustments...........      2,529                                              (2,536)           (7)
Earned compensation........................                                                          1,449         1,449
ESOP note receivable repayments............                                                          2,750         2,750
Income tax benefit credited to equity......      4,109                                                             4,109
Proceeds from issuance of equity put
   options.................................      1,139                                                             1,139
Purchases of common stock for treasury
   (4,199 shares)..........................                            (83,473)                                  (83,473)
Issuance of treasury stock under Employee
   Stock Purchase Plan (110 shares)........        938                   1,042                                     1,980
----------------------------------------------------------------------------------------------------------------------------
Balance at November 28, 1999                 $1,344,990  $244,548    $(549,333)     $(11,980)     $(62,088)   $  966,137
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998....................  $1,286,191  $ 48,327    $(239,876)     $(11,749)     $(63,048)   $1,019,845
Comprehensive income:
   Net earnings............................                51,098                                                 51,098
   Other comprehensive income, foreign
     currency adjustment...................                                           (1,526)                     (1,526)
                                                                                                              ----------
       Total comprehensive income..........                                                                       49,572
Cash dividends declared....................                (5,531)                                                (5,531)
Stock option exercises (1,710 shares)......     14,700                                                            14,700
Issuance of restricted stock (303 shares),
   net of forfeiture adjustments...........      3,595                                              (3,567)           28
Earned compensation........................                                                            934           934
ESOP note receivable repayments............                                                            250           250
Income tax benefit credited to equity......      5,158                                                             5,158
Proceeds from issuance of equity put
   options.................................      2,184                                                             2,184
Purchases of common stock for treasury
   (5,325 shares)..........................                            (86,695)                                  (86,695)
----------------------------------------------------------------------------------------------------------------------------
Balance at November 29, 1998                 $1,311,828  $ 93,894    $(326,571)     $(13,275)     $(65,431)   $1,000,445
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 1999          November 29, 1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings..............................................         $   24,454                $   15,919
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................             31,771                    31,311
     Amortization of unearned compensation and loan costs....              1,343                     1,090
     Change in current assets and liabilities................            (65,972)                    2,102
     Change in other liabilities ............................               (178)                      297
     Loss on disposal of land, buildings and equipment.......                362                       264
     Deferred income taxes...................................              5,538                     7,955
     Other, net..............................................                146                       256
                                                                      ----------                ----------
       Net Cash Provided by (Used by) Operating Activities...         $   (2,536)               $   59,194
                                                                      ----------                ----------

Cash Flows--Investment Activities
   Purchases of land, buildings and equipment................            (66,329)                  (31,091)
   Purchases of intangibles..................................               (778)                     (566)
   Increase in other assets..................................               (265)                     (428)
   Proceeds from disposal of land, buildings and
     equipment (including net assets held for disposal)......              5,646                     8,863
                                                                      ----------                ----------
       Net Cash Used by Investment Activities................         $  (61,726)               $  (23,222)
                                                                      ----------                ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................              3,075                     4,819
   Income tax benefit credited to equity.....................                748                     1,525
   Dividends paid............................................             (5,227)                   (5,531)
   Purchases of treasury stock...............................            (56,048)                  (34,069)
   ESOP note receivable repayment............................              2,150                       250
   Increase (decrease) in short-term debt....................            111,700                   (19,000)
   Repayment of long-term debt...............................             (2,150)                     (250)
   Proceeds from issuance of equity put options..............                                        1,358
   Payment of loan costs.....................................               (324)
                                                                      ----------                ----------
       Net Cash Provided by (Used by) Financing Activities...         $   53,924                $  (50,898)
                                                                      ----------                ----------

Decrease in Cash and Cash Equivalents........................            (10,338)                  (14,926)
Cash and Cash Equivalents - Beginning of Period..............             30,285                    27,990
                                                                      ----------                ----------

Cash and Cash Equivalents - End of Period....................         $   19,947                $   13,064
                                                                      ==========                ==========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables...............................................             17,962                    (3,123)
   Refundable income taxes, net..............................             (4,347)
   Inventories...............................................            (22,769)                    8,065
   Prepaid expenses and other current assets.................             (3,416)                      847
   Accounts payable..........................................            (35,806)                   17,365
   Accrued payroll...........................................              1,039                    (1,024)
   Accrued income taxes......................................            (18,923)                  (22,776)
   Other accrued taxes.......................................             (3,767)                   (2,471)
   Other current liabilities.................................              4,055                     5,219
                                                                      ----------                ----------
       Change in Current Assets and Liabilities..............         $  (65,972)               $    2,102
                                                                      ==========                ==========

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 1999          November 29, 1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings..............................................         $   71,767                $   51,098
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................             63,141                    62,323
     Amortization of unearned compensation and loan costs....              2,749                     2,189
     Change in current assets and liabilities................           (116,456)                   22,092
     Change in other liabilities ............................               (102)                      563
     (Gain) loss on disposal of land, buildings and equipment.....           576                      (602)
     Deferred income taxes...................................             10,613                    12,479
     Other, net..............................................                527                      (318)
                                                                      ----------                ----------
       Net Cash Provided by Operating Activities.............         $   32,815                $  149,824
                                                                      ----------                ----------

Cash Flows--Investment Activities
   Purchases of land, buildings and equipment................           (106,931)                  (55,455)
   Purchases of intangibles..................................             (1,361)                   (1,074)
   Decrease (increase) in other assets.......................              1,006                      (635)
   Proceeds from disposal of land, buildings and
     equipment (including net assets held for disposal)......             12,719                    21,688
                                                                      ----------                ----------
       Net Cash Used by Investment Activities................         $  (94,567)               $  (35,476)
                                                                      ----------                ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................              9,321                    14,700
   Income tax benefit credited to equity.....................              4,109                     5,158
   Dividends paid............................................             (5,227)                   (5,531)
   Purchases of treasury stock...............................            (83,473)                  (86,695)
   ESOP note receivable repayment............................              2,750                       250
   Increase (decrease) in short-term debt....................            115,200                   (64,600)
   Repayment of long-term debt...............................             (2,756)                     (255)
   Proceeds from issuance of equity put options..............              1,139                     2,184
   Payment of loan costs.....................................               (324)
                                                                      ----------                ----------
       Net Cash Provided By (Used by) Financing Activities...         $   40,739                $ (134,789)
                                                                      ----------                ----------

Decrease in Cash and Cash Equivalents........................            (21,013)                  (20,441)
Cash and Cash Equivalents - Beginning of Period..............             40,960                    33,505
                                                                      ----------                ----------

Cash and Cash Equivalents - End of Period....................         $   19,947                $   13,064
                                                                      ==========                ==========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables...............................................             15,692                     1,088
   Refundable income taxes, net..............................             (4,347)
   Inventories...............................................            (71,146)                   45,287
   Prepaid expenses and other current assets.................             (5,626)                    1,231
   Accounts payable..........................................            (24,329)                  (11,169)
   Accrued payroll...........................................             (9,280)                  (14,035)
   Accrued income taxes......................................            (16,544)                     (693)
   Other accrued taxes.......................................             (3,159)                   (1,129)
   Other current liabilities.................................              2,283                     1,512
                                                                      ----------                ----------
       Change in Current Assets and Liabilities..............         $ (116,456)               $   22,092
                                                                      ==========                ==========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.    Background

           These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended May 28, 2000.

           These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 30, 1999. See Note 5 related to reclassification made to May 30, 1999 balance sheet. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K.

Note 2.    Consolidated Statements of Cash Flows

           During the thirteen and twenty-six weeks ended November 28, 1999, Darden paid $1,263 and $9,165 respectively, for interest (net of amount capitalized) and $30,265 and $46,539 respectively, for income taxes. During the thirteen and twenty-six weeks ended November 29, 1998, Darden paid $0 and $8,673, respectively, for interest (net of amount capitalized) and $20,545 and $10,494, respectively, for income taxes.

Note 3.    Net Earnings Per Share

           Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 2,641,171 and 64,032 shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended November 28, 1999 and November 29, 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 2,629,941 and 29,109 shares of common stock were excluded from the calculation of diluted EPS for the twenty-six weeks ended November 28, 1999 and November 29, 1998, respectively, for the same reason.

Note 4.    Accounts Receivable

           In the second quarter of fiscal 2000, the Company changed its contractual terms with a national storage and distribution company. Under the new contractual terms, Darden inventory items are no longer sold to and repurchased from the distribution company.

Note 5.    Restructuring Liability

           In 1997, the Company recorded restructuring charges of $70,900 in connection with the closing of certain restaurant properties. The related liabilities are included in other current liabilities in the accompanying balance sheet and were established to accrue for estimated carrying costs of buildings and equipment prior to disposal, employee severance costs, lease buy-out provisions and other costs associated with the restructuring action. All restaurant closings under this restructuring action have been completed. The remaining restructuring actions, including disposal of the closed owned properties and the lease buy-outs related to the closed leased properties, are expected to be substantially completed during 2001.

                            DARDEN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 5.  Restructuring Liability - Continued

         A summary of restructuring liability activity for the six months ended November 28, 1999 is as follows:

         Balance at May 30, 1999.............................       $ 37,139
         Non-cash Adjustment
         -------------------
           Reclassification of asset impairment
             (described below)...............................        (12,000)
         Cash Payments
         -------------
           Carrying costs and employee severance payments....         (1,746)
           Lease payments including lease buy-outs...........         (3,663)
                                                                    --------
         Balance at November 28, 1999........................       $ 19,730
                                                                    ========

         Asset impairment charges of $12 million included in the May 30, 1999 restructuring liability have been reclassified to reduce the carrying value of land for all periods presented. This reclassification relates to asset impairment charges recorded in 1997 for long-lived assets associated with Canadian restaurants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and twenty-six weeks ended November 28, 1999 and November 29, 1998.

                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               November 28,      November 29,     November 28,      November 29,
                                                   1999              1998             1999              1998
--------------------------------------------------------------------------------------------------------------------
Sales.....................................        100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverages...................         32.1              32.6              32.1             33.0
     Restaurant labor.....................         33.0              33.6              32.3             32.7
     Restaurant expenses..................         15.0              15.2              14.6             15.1
                                                 ------            ------            ------           ------
       Total Cost of Sales................         80.1%             81.4%             79.0%            80.8%
   Selling, general and administrative....         11.1              10.9              10.6             10.2
   Depreciation and amortization..........          3.7               4.0               3.6              3.7
   Interest, net..........................          0.6               0.6               0.6              0.6
                                                 ------            ------            ------           ------
         Total Costs and Expenses.........         95.5%             96.9%             93.8%            95.3%
                                                 ------            ------            ------           ------

Earnings before Income Taxes..............          4.5               3.1               6.2              4.7
Income Taxes..............................         (1.6)             (1.1)             (2.2)            (1.7)
                                                 ------            ------            ------           ------

Net Earnings..............................          2.9%              2.0%              4.0%             3.0%
                                                 ======            ======            ======           ======


Financial Condition and Results of Operations

           For the fiscal 2000 second quarter ended November 28, 1999, earnings after tax were $24.5 million or 18 cents per diluted share, compared to earnings after tax of $15.9 million or 11 cents per diluted share in the second quarter of fiscal 1999. The increase in second quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and Olive Garden. Sales of $848.2 million for the second quarter were 7.2% higher than last year's second quarter.

           For the first six months of fiscal 2000, net earnings were $71.8 million or 53 cents per diluted share, compared to $51.1 million or 35 cents per diluted share in the same fiscal 1999 period. Sales approximating $1.78 billion for the first six months of fiscal 2000 were 6.0% higher than last year.

           Food and beverage costs for the quarter were 32.1% of sales, compared to 32.6% of sales last year primarily attributable to reduced product costs. Restaurant labor decreased to 33.0% of sales compared to last year's 33.6% due primarily to efficiencies resulting from higher sales volumes. Restaurant expenses, also benefiting from higher sales volumes, decreased to 15.0% of sales compared to 15.2% last year. The increase in second quarter selling, general and administrative expense to 11.1% of sales compared to 10.9% of sales last year was primarily attributable to increased marketing expenses and additional labor costs associated with new concept expansion and development. Depreciation and amortization expense as a percentage of sales decreased to 3.7% from 4.0% last year primarily as a result of higher sales volumes.

           The effective tax rate for the second quarter of fiscal 2000 was 35.6% compared to 35.4% in last year's second quarter. The increase in the effective tax rate reflects a higher level of expected pre-tax income for fiscal 2000.

           Food and beverage costs for the first six months of fiscal 2000 were 32.1% of sales, down from last year's 33.0% primarily attributable to reduced product costs, pricing, and a lower margin promotion run by Red Lobster during the first quarter last year. Restaurant labor decreased to 32.3% of sales compared to last year's 32.7% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.6% of sales compared to 15.1% last year primarily as a result of higher sales volumes and the fixed component of these expenses which are not impacted by higher sales volumes. The increase in first half selling, general and administrative expense to 10.6% of sales compared to 10.2% of sales last year was attributable to increased marketing expenses and additional labor costs associated with new concept expansion and development. Depreciation and amortization expense as a percentage of sales decreased to 3.6% from 3.7% last year.

           The effective tax rate for the first six months of fiscal 2000 was 35.5% compared to 34.9% last year due to a higher level of expected pre-tax income for the year.

           Inventories totaled $215.3 million as of November 28, 1999, up from $144.1 million at May 30, 1999. The increase resulted primarily from purchases of seafood during the first quarter of fiscal 2000 at prices which the Company believes were favorable. This additional seafood is expected to be used during the current fiscal year. Inventories also increased, and accounts receivable and accounts payable decreased, due to changes made in the second quarter of fiscal 2000 to contractual terms with our national storage and distribution company.

           Short-term debt totaled $138.7 million as of November 28, 1999, up from $23.5 million at May 30, 1999. The increase resulted primarily from increased share repurchase activity due to favorable Company stock prices over the first half of fiscal 2000 as well as the increased inventory levels discussed above.

Division Results

           Red Lobster sales of $461.9 million were 6.3% above last year's second quarter. Same-restaurant sales in the United States were up 8.2% for the quarter, marking the eighth consecutive quarter of same-restaurant sales increases. Second quarter operating profits were substantially improved over the prior year due primarily to favorable food and beverage costs and restaurant expenses as a percentage of sales. Through the first six months of fiscal 2000, Red Lobster's sales increased 3.9% to $984.4 million and same-restaurant sales in the United States increased by 5.9%. These results were achieved even though Red Lobster operated 26 fewer restaurants at the end of the second quarter compared to last year and did not repeat its high volume "Bottomless Crab" promotion that helped generate high sales and traffic volumes in the first quarter of last year.

           Olive Garden continued its positive momentum in the second quarter of fiscal 2000 with a 6.8% increase in sales to $376.0 million. Same-restaurant sales in the United States increased 6.8%, marking the twenty-first consecutive quarter of same-restaurant sales increases. Second quarter operating profits were substantially improved over the prior year primarily due to increased sales and lower restaurant labor expenses as a percentage of sales. Through the first six months of fiscal 2000, Olive Garden sales increased 7.3% to $772.0 million and same-restaurant sales in the United States increased by 7.5%.

           Bahama Breeze continues to produce strong sales at each of its eight restaurants. Four additional restaurants are currently under construction, all of which have expected fiscal 2000 opening dates.

           Darden's latest test concept, Smokey Bones BBQ and Hometown Sports Bar, opened its first restaurant on September 13, 1999 in Orlando, FL. This restaurant's sales have exceeded management's initial expectations.

           The table below details the number of restaurants open at the end of the second quarter of fiscal 2000, compared with the number open at the end of May 1999 and the end of last fiscal year's second quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                 November 28, 1999        May 30, 1999         November 29, 1998
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA...........................             618                    635                    642
Red Lobster - Canada........................              32                     34                     34
                                                       -----                  -----                  -----
     Total..................................             650                    669                    676

Olive Garden - USA..........................             458                    459                    459
Olive Garden - Canada.......................               5                      5                      5
                                                       -----                  -----                  -----
     Total..................................             463                    464                    464

Bahama Breeze...............................               8                      6                      3
                                                       -----                  -----                  -----

Smokey Bones................................               1                      0                      0
                                                       -----                  -----                  -----

     Total..................................           1,122                  1,139                  1,143
                                                       =====                  =====                  =====


Year 2000

         The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of November 28, 1999, the Company had spent approximately $3.3 million on Year 2000 issues. This amount does not include the costs incurred to develop and install new systems resulting from the Company's seafood inventory accounting system project which was already contemplated for replacement.

         The total cost to the Company of addressing Year 2000 issues has been estimated to be less than $5 million. This amount was based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. While there can be no guarantee that these estimates will be achieved, and actual results could differ from these estimates, management now anticipates that the total cost to the Company of addressing Year 2000 issues will be well under $5 million.

         As of the filing date of this report, the Company's business and operations have not been materially impacted by Year 2000 matters. For a more in-depth discussion of Year 2000, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         Information contained on pages 4 through 15 of the Company's Proxy Statement dated August 10, 1999, filed with the Securities and Exchange Commission as of August 13, 1999, describing matters submitted to a vote at the Annual Meeting of Shareholders on September 23, 1999, is incorporated by reference in this report.

          (a)  The Annual  Meeting of  Shareholders  was held on  September  23,
               1999.

          (b)  The name of each  director  elected at the meeting is provided in
               Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. All nominees described in the Proxy Statement, referenced above, were elected.

          (c) At the Annual Meeting, the Shareholders took the following actions:

               (i)  Elected the following eleven directors:

                           Bradley D. Blum           For             120,413,476
                                                     Withheld            621,431

                           Daniel B. Burke           For             120,381,876
                                                     Withheld            653,031

                           Odie C. Donald            For             120,398,466
                                                     Withheld            636,441

                           Julius Erving, II         For             120,300,698
                                                     Withheld            734,209

                           Joe R. Lee                For             120,407,911
                                                     Withheld            626,996

                           Richard E. Rivera         For             120,398,224
                                                     Withheld            636,683

                           Michael D. Rose           For             120,381,383
                                                     Withheld            653,524

                           Hector de J. Ruiz         For             120,382,402
                                                     Withheld            652,505

                           Maria A. Sastre           For             120,354,113
                                                     Withheld            680,793

                           Jack A. Smith             For             120,348,963
                                                     Withheld            685,944

                           Blaine Sweatt, III        For             120,406,374
                                                     Withheld            628,532

               (ii) Approved appointment of KPMG LLP as independent auditor.

                           For                     119,993,008
                           Against                     313,346
                           Abstain                     728,553

               (iii) Approved  the  Darden  Restaurants,  Inc.  Amended  and
                     Restated Stock Option and Long-Term Incentive Plan of 1995, as further described in that portion of the Proxy Statement referenced above.

                           For                     103,083,739
                           Against                  10,329,040
                           Abstain                   1,159,965
                           Broker Non-Vote           6,642,163

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 27        Financial Data Schedule

          (b)  Reports on Form 8-K.

                  On September 24, 1999, the Company filed a current report on Form 8-K to announce first quarter financial results for fiscal year 2000, the appointment of Bob Mock to President of Smokey Bones BBQ and Hometown Sports Bar, and the appointment of Dave Pickens to Executive Vice President of Operations of Olive Garden.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DARDEN RESTAURANTS, INC.


Dated:   January 11, 2000                By: /s/ Paula J. Shives
                                             -----------------------------------
                                             Paula J. Shives
                                             Senior Vice President,
                                             General Counsel and Secretary


Dated:   January 11, 2000                By: /s/ Clarence Otis, Jr.
                                             -----------------------------------
                                             Clarence Otis, Jr.
                                             Senior Vice President,
                                             Chief Financial Officer
                                             (Principal financial officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Exhibit Title                                           Page

    12            Computation of Ratio of Consolidated Earnings
                  to Fixed Charges                                         18

    27            Financial Data Schedule                                  19