Form 10-Q
period 2000-02-27
DARDEN RESTAURANTS INC
filed 2000-04-11
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2000

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


                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  common  stock  outstanding  as of March  28,  2000:
123,729,845 (excluding 42,091,805 shares held in treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                           Page

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Earnings                       3

                   Consolidated Balance Sheets                               5

                   Consolidated Statements of Changes in
                     Stockholders' Equity                                    6

                   Consolidated Statements of Cash Flows                     7

                   Notes to Consolidated Financial Statements                9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       11

Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                                   15

Index to Exhibits                                                            16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                             Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 27, 2000          February 28, 1999
--------------------------------------------------------------------------------------------------------------------
Sales........................................................          $  917,505                $  866,907
Costs and Expenses:
   Cost of sales:
     Food and beverages......................................             295,289                   284,272
     Restaurant labor........................................             295,031                   280,458
     Restaurant expenses.....................................             123,900                   119,667
                                                                       ----------                ----------
       Total Cost of sales...................................          $  714,220                $  684,397
   Selling, general and administrative.......................              90,934                    88,156
   Depreciation and amortization.............................              32,990                    31,415
   Interest, net.............................................               6,646                     4,422
                                                                       ----------                ----------
         Total Costs and Expenses............................          $  844,790                $  808,390
                                                                       ----------                ----------

Earnings before Income Taxes.................................              72,715                    58,517
Income Taxes.................................................             (25,823)                  (20,164)
                                                                       ----------                ----------

Net Earnings.................................................          $   46,892                $   38,353
                                                                       ==========                ==========

Net Earnings per Share:
   Basic ....................................................          $     0.37                $     0.28
                                                                       ==========                ==========
   Diluted...................................................          $     0.36                $     0.27
                                                                       ==========                ==========

Average Number of Common Shares Outstanding:
   Basic ....................................................             127,700                   137,100
                                                                       ==========                ==========
   Diluted...................................................             130,500                   141,200
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                             Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 27, 2000          February 28, 1999
--------------------------------------------------------------------------------------------------------------------
Sales........................................................         $ 2,695,127               $ 2,544,132
Costs and Expenses:
   Cost of sales:
     Food and beverages......................................             865,919                   838,303
     Restaurant labor........................................             870,208                   828,762
     Restaurant expenses.....................................             383,183                   372,342
                                                                      -----------               -----------
       Total Cost of sales...................................         $ 2,119,310               $ 2,039,407
   Selling, general and administrative.......................             279,292                   259,299
   Depreciation and amortization.............................              96,131                    93,738
   Interest, net.............................................              16,487                    14,643
                                                                      -----------               -----------
         Total Costs and Expenses............................         $ 2,511,220               $ 2,407,087
                                                                      -----------               -----------

Earnings before Income Taxes.................................             183,907                   137,045
Income Taxes.................................................             (65,248)                  (47,594)
                                                                      -----------               -----------

Net Earnings.................................................         $   118,659               $    89,451
                                                                      ===========               ===========

Net Earnings per Share:
   Basic ....................................................         $      0.91               $      0.65
                                                                      ===========               ===========
   Diluted...................................................         $      0.89               $      0.63
                                                                      ===========               ===========

Average Number of Common Shares Outstanding:
   Basic ....................................................             130,200                   138,500
                                                                      ===========               ===========
   Diluted...................................................             133,800                   142,300
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                   February 27, 2000            May 30, 1999
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
   Cash and cash equivalents.................................         $    20,345               $    40,960
   Receivables...............................................              29,259                    20,256
   Inventories...............................................             204,801                   144,115
   Net assets held for disposal..............................              25,997                    35,269
   Prepaid expenses and other current assets.................              17,415                    21,475
   Deferred income taxes.....................................              52,430                    65,662
                                                                      -----------               -----------
     Total Current Assets....................................         $   350,247               $   327,737
Land, Buildings and Equipment................................           1,539,243                 1,461,535
Other Assets.................................................             103,498                   104,388
                                                                      -----------               -----------

         Total Assets........................................         $ 1,992,988               $ 1,893,660
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..........................................         $   124,599               $   144,725
   Short-term debt...........................................             155,000                    23,500
   Current portion of long-term debt.........................               2,386                     2,386
   Accrued payroll...........................................              74,790                    74,265
   Accrued incomes taxes.....................................              16,683                    16,544
   Other accrued taxes.......................................              23,180                    25,965
   Other current liabilities.................................             238,711                   234,830
                                                                      -----------               -----------
     Total Current Liabilities...............................         $   635,349               $   522,215
Long-term Debt...............................................             309,299                   314,065
Deferred Income Taxes........................................              71,988                    72,086
Other Liabilities............................................              21,202                    21,258
                                                                      -----------               -----------
       Total Liabilities.....................................         $ 1,037,838               $   929,624
                                                                      -----------               -----------

Stockholders' Equity:
   Common stock and surplus..................................         $ 1,349,267               $ 1,328,796
   Retained earnings.........................................             291,440                   178,008
   Treasury stock............................................            (613,593)                 (466,902)
   Accumulated other comprehensive income....................             (11,817)                  (12,115)
   Unearned compensation.....................................             (60,147)                  (63,751)
                                                                      -----------               -----------
       Total Stockholders' Equity............................         $   955,150               $   964,036
                                                                      -----------               -----------

         Total Liabilities and Stockholders' Equity..........         $ 1,992,988               $ 1,893,660
                                                                      ===========               ===========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Thirty-Nine Weeks Ended February 27, 2000 and February 28, 1999
                                 (In Thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned    Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 1999....................  $1,328,796  $178,008    $(466,902)     $(12,115)     $(63,751)    $  964,036
Comprehensive income:
   Net earnings............................               118,659                                                 118,659
   Other comprehensive income, foreign
     currency adjustment...................                                              298                          298
                                                                                                               ----------
       Total comprehensive income..........                                                                       118,957
Cash dividends declared....................                (5,227)                                                 (5,227)
Stock option exercises (974 shares)........      8,992                                                              8,992
Issuance of restricted stock (220 shares),
  net of forfeiture adjustments............      3,563                                              (3,590)           (27)
Earned compensation........................                                                          2,344          2,344
ESOP note receivable repayments............                                                          4,850          4,850
Income tax benefit credited to equity......      4,627                                                              4,627
Proceeds from issuance of equity put
  options..................................      1,814                                                              1,814
Purchases of common stock for treasury
  (8,128 shares)...........................                           (148,252)                                  (148,252)
Issuance of treasury stock under Employee
  Stock Purchase Plan (180 shares).........      1,475                   1,561                                      3,036

----------------------------------------------------------------------------------------------------------------------------
Balance at February 27, 2000...............  $1,349,267  $291,440    $(613,593)     $(11,817)     $(60,147)    $  955,150
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned    Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998....................  $1,286,191  $ 48,327    $(239,876)     $(11,749)     $(63,048)    $1,019,845
Comprehensive income:
   Net earnings............................                89,451                                                  89,451
   Other comprehensive income, foreign
     currency adjustment...................                                             (843)                        (843)
                                                                                                               ----------
       Total comprehensive income..........                                                                        88,608
Cash dividends declared....................                (5,531)                                                 (5,531)
Stock option exercises (2,520 shares)......     22,321                                                             22,321
Issuance of restricted stock (333 shares),
  net of forfeiture adjustments............      4,104                                              (4,076)            28
Earned compensation........................                                                          1,461          1,461
ESOP note receivable repayments............                                                            975            975
Income tax benefit credited to equity......      8,209                                                              8,209
Proceeds from issuance of equity put
  options..................................      2,184                                                              2,184
Purchases of common stock for treasury
  (8,738 shares)...........................                           (153,683)                                  (153,683)
----------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1999...............  $1,323,009  $132,247    $(393,559)     $(12,592)     $(64,688)    $  984,417
============================================================================================================================

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 27, 2000      February 28, 1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings....................................................         $   46,892             $   38,353
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................             32,990                 31,415
     Amortization of unearned compensation and loan costs..........              1,540                  1,155
     Change in current assets and liabilities......................             45,844                 28,499
     Change in other liabilities ..................................                 46                     22
     Loss on disposal of land, buildings and equipment.............                549                    381
     Deferred income taxes.........................................              2,521                  1,850
     Other, net....................................................               (379)                   496
                                                                            ----------             ----------
       Net Cash Provided by Operating Activities...................         $  130,003             $  102,171
                                                                            ----------             ----------

Cash Flows--Investment Activities
   Purchases of land, buildings and equipment......................            (85,419)               (28,938)
   Purchases of intangibles........................................               (485)                  (568)
   Increase in other assets........................................             (2,953)                (1,405)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................              4,014                  7,799
                                                                            ----------             ----------
       Net Cash Used by Investment Activities......................         $  (84,843)            $  (23,112)
                                                                            ----------             ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................              2,549                  7,621
   Income tax benefit credited to equity...........................                518                  3,051
   Purchases of treasury stock.....................................            (64,779)               (66,988)
   ESOP note receivable repayment..................................              2,100                    725
   Increase in short-term debt.....................................             16,300                  4,500
   Repayment of long-term debt.....................................             (2,100)                  (726)
   Proceeds from issuance of equity put options....................                675
   Payment of loan costs...........................................                (25)
                                                                            ----------
       Net Cash Used by Financing Activities.......................         $  (44,762)            $  (51,817)
                                                                            ----------             ----------

Increase in Cash and Cash Equivalents..............................                398                 27,242
Cash and Cash Equivalents - Beginning of Period....................             19,947                 13,064
                                                                            ----------             ----------

Cash and Cash Equivalents - End of Period..........................         $   20,345             $   40,306
                                                                            ==========             ==========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables.....................................................            (24,695)                (1,384)
   Refundable income taxes, net....................................              4,347
   Inventories.....................................................             10,460                (13,772)
   Prepaid expenses and other current assets.......................              2,328                  1,162
   Accounts payable................................................              4,203                 16,130
   Accrued payroll.................................................              9,805                 11,151
   Accrued income taxes............................................             16,683                    369
   Other accrued taxes.............................................                374                   (400)
   Other current liabilities.......................................             22,339                 15,243
                                                                            ----------             ----------
     Change in Current Assets and Liabilities......................         $   45,844             $   28,499
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 27, 2000      February 28, 1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows--Operating Activities
   Net earnings....................................................         $  118,659             $   89,451
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................             96,131                 93,738
     Amortization of unearned compensation and loan costs..........              4,289                  3,344
     Change in current assets and liabilities......................            (70,612)                50,591
     Change in other liabilities ..................................                (56)                   585
     (Gain) loss on disposal of land, buildings and equipment......              1,125                   (221)
     Deferred income taxes.........................................             13,134                 14,329
     Other, net....................................................                148                    178
                                                                            ----------             ----------
       Net Cash Provided by Operating Activities...................         $  162,818             $  251,995
                                                                            ----------             ----------

Cash Flows--Investment Activities
   Purchases of land, buildings and equipment......................           (192,350)               (84,393)
   Purchases of intangibles........................................             (1,846)                (1,642)
   Increase in other assets........................................             (1,947)                (2,040)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................             16,733                 29,487
                                                                            ----------             ----------
       Net Cash Used by Investment Activities......................         $ (179,410)            $  (58,588)
                                                                            ----------             ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................             11,870                 22,321
   Income tax benefit credited to equity...........................              4,627                  8,209
   Dividends paid..................................................             (5,227)                (5,531)
   Purchases of treasury stock.....................................           (148,252)              (153,683)
   ESOP note receivable repayments.................................              4,850                    975
   Increase (decrease) in short-term debt..........................            131,500                (60,100)
   Repayment of long-term debt.....................................             (4,856)                  (981)
   Proceeds from issuance of equity put options....................              1,814                  2,184
   Payment of loan costs...........................................               (349)
                                                                            ----------
       Net Cash Used by Financing Activities.......................         $   (4,023)            $ (186,606)
                                                                            ----------             ----------

(Decrease) Increase in Cash and Cash Equivalents...................            (20,615)                 6,801
Cash and Cash Equivalents - Beginning of Period....................             40,960                 33,505
                                                                            ----------             ----------

Cash and Cash Equivalents - End of Period..........................         $   20,345             $   40,306
                                                                            ==========             ==========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................             (9,003)                  (296)
   Inventories.....................................................            (60,686)                31,515
   Prepaid expenses and other current assets.......................             (3,298)                 2,393
   Accounts payable................................................            (20,126)                 4,961
   Accrued payroll.................................................                525                 (2,884)
   Accrued income taxes............................................                139                   (324)
   Other accrued taxes.............................................             (2,785)                (1,529)
   Other current liabilities.......................................             24,622                 16,755
                                                                            ----------             ----------
     Change in Current Assets and Liabilities......................         $  (70,612)            $   50,591
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.  Background
         ----------

         These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2000.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 30, 1999. See Note 4 related to a reclassification made to the May 30, 1999 consolidated balance sheet. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K.

Note 2.  Consolidated Statements of Cash Flows
         -------------------------------------

         During the thirteen and thirty-nine weeks ended February 27, 2000, Darden paid $9,323 and $18,488, respectively, for interest (net of amount capitalized) and $1,671 and $48,210, respectively, for income taxes. During the thirteen and thirty-nine weeks ended February 28, 1999, Darden paid $7,896 and $16,439, respectively, for interest (net of amount capitalized) and $6,678 and $10,749, respectively, for income taxes.

Note 3.  Net Earnings Per Share
         ----------------------

         Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 3,725,249 shares of common stock were excluded from the calculation of diluted EPS for the thirteen weeks ended February 27, 2000 because their exercise prices exceeded the average market price of common shares for the period. No options were excluded from the calculation of diluted EPS for the thirteen weeks ended February 28, 1999. Options to purchase 3,597,926 and 58,700 shares of common stock were excluded from the calculation of diluted EPS for the thirty-nine weeks ended February 27, 2000 and February 28, 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 4.  Restructuring Liability
         -----------------------

         In 1997, the Company recorded restructuring charges of $70,900 in connection with the closing of certain restaurant properties. The related liabilities are included in other current liabilities in the accompanying consolidated balance sheets and were established to accrue for estimated carrying costs of buildings and equipment prior to disposal, employee severance costs, lease buy-out provisions and other costs associated with the restructuring action. All restaurant closings under this restructuring action have been completed. The remaining restructuring actions, including disposal of the closed owned properties and the lease buy-outs related to the closed leased properties, are expected to be substantially completed during 2001.

                            DARDEN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 4.  Restructuring Liability - continued
         -----------------------------------

A summary of restructuring liability activity for the nine months ended February 27, 2000 is as follows:

         Balance at May 30, 1999...................................   $  37,139
         Non-cash Adjustment
              Reclassification of asset impairment
                (described below)..................................     (12,000)
         Cash Payments
              Carrying costs and employee severance payments.......      (2,247)
              Lease payments including lease buy-outs..............      (4,875)
                                                                      ---------
         Balance at February 27, 2000..............................   $  18,017
                                                                      =========

         Asset impairment charges of $12 million included in the May 30, 1999 restructuring liability have been reclassified to reduce the carrying value of land for all periods presented. This reclassification related to asset impairment charges recorded in 1997 for long-lived assets associated with Canadian restaurants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 27, 2000 and February 28, 1999.

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 27,      February 28,     February 27,      February 28,
                                                   2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------------
Sales......................................       100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverages....................        32.2              32.8              32.1             32.9
     Restaurant labor......................        32.2              32.4              32.3             32.6
     Restaurant expenses...................        13.5              13.8              14.2             14.6
                                                 ------            ------            ------           ------
       Total Cost of Sales.................        77.9%             79.0%             78.6%            80.1%
   Selling, general and administrative.....         9.9              10.2              10.4             10.2
   Depreciation and amortization...........         3.6               3.6               3.6              3.7
   Interest, net...........................         0.7               0.5               0.6              0.6
                                                 ------            ------            ------           ------
         Total Costs and Expenses .........        92.1%             93.3%             93.2%            94.6%
                                                 ------            ------            ------           ------

Earnings before Income Taxes...............         7.9               6.7               6.8              5.4
Income Taxes...............................        (2.8)             (2.3)             (2.4)            (1.9)
                                                 ------            ------            ------           ------

Net Earnings...............................         5.1%              4.4%              4.4%             3.5%
                                                 ======            ======            ======           ======
--------------------------------------------------------------------------------------------------------------------

Financial Condition and Results of Operations
---------------------------------------------

         For the fiscal 2000 third quarter ended February 27, 2000, earnings after tax were $46.9 million or 36 cents per diluted share, compared to earnings after tax of $38.4 million or 27 cents per diluted share in the third quarter of fiscal 1999. The increase in third quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and Olive Garden. Sales of $917.5 million for the third quarter were 5.8% higher than last year's third quarter.

         For the first nine months of fiscal 2000, net earnings were $118.7 million or 89 cents per diluted share, compared to $89.5 million or 63 cents per diluted share in the same fiscal 1999 period. Sales approximating $2.7 billion for the first nine months of fiscal 2000 were 5.9% higher than last year.

         Food and beverage costs for the quarter were 32.2% of sales, compared to 32.8% of sales last year, primarily attributable to reduced product costs. Restaurant labor decreased to 32.2% of sales compared to last year's 32.4% due primarily to efficiencies resulting from higher sales volumes. Restaurant expenses, also benefiting from higher sales volumes, decreased to 13.5% of sales compared to 13.8% last year. The decrease in third quarter selling, general and administrative expenses to 9.9% of sales compared to 10.2% of sales last year was mainly attributable to reduced marketing expenses offset by additional labor costs associated with new concept expansion and development. Depreciation and amortization expense remained constant at 3.6% of sales. Interest expense increased to 0.7% of sales compared to 0.5% last year due to higher levels of short-term debt outstanding during the third quarter of fiscal 2000.

         The effective tax rate for the third quarter of fiscal 2000 was 35.5% compared to 34.5% in last year's second quarter. The increase in the effective tax rate reflects a higher level of expected pre-tax income for fiscal 2000.

         Food and beverage costs for the first nine months of fiscal 2000 were 32.1% of sales, down from last year's 32.9% primarily attributable to reduced product costs, pricing, and a lower margin promotion run by Red Lobster during the first quarter last year. Restaurant labor decreased to 32.3% of sales compared to last year's 32.6% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.2% of sales compared to 14.6% last year primarily as a result of higher sales volumes and the fixed component of these expenses which are not impacted by higher sales volumes. Selling, general and administrative expenses increased to 10.4% of sales compared to 10.2% in the prior year, primarily attributable to additional labor costs associated with new concept expansion and development. Depreciation and amortization expense as a percentage of sales decreased to 3.6% from 3.7% last year.

         The effective tax rate for the first nine months of fiscal 2000 was 35.5% compared to 34.7% last year due to a higher level of expected pre-tax income for the year.

         Inventories totaled $204.8 million as of February 27, 2000, up from $144.1 million at May 30, 1999. The increase resulted primarily from increased lobster inventory related to Red Lobster's fourth quarter Lobsterfest promotion. Accounts payable decreased primarily due to temporary changes made to supplier terms in connection with the Company's recent change in distributors.

         Short-term debt totaled $155.0 million as of February 27, 2000, up from $23.5 million at May 30, 1999. The increase resulted primarily from increased share repurchase activity due to favorable Company stock prices over the first three quarters of fiscal 2000, as well as increased land, buildings and equipment spending and the increased inventory levels discussed above.

Division Results
----------------

         Red Lobster sales of $508.5 million were 3.1% above last year's third quarter. Same-restaurant sales in the United States were up 5.0% for the quarter, marking the ninth consecutive quarter of same-restaurant sales increases. Third quarter operating profits were substantially improved over the prior year due primarily to favorable food and beverage costs and restaurant expenses as a percentage of sales. Through the first nine months of fiscal 2000, Red Lobster's sales increased 3.6% to $1.5 billion and same-restaurant sales in the United States increased by 5.6%. These results were achieved even though Red Lobster operated 17 fewer restaurants at the end of the third quarter compared to last year and did not repeat its high volume "Bottomless Crab" promotion that helped generate high sales and traffic volumes in the first quarter of last year.

         Olive Garden continued its positive momentum in the third quarter of fiscal 2000 with a 7.7% increase in sales to $395.7 million. Same-restaurant sales in the United States increased 8.3%, marking the twenty-second consecutive quarter of same-restaurant sales increases. Third quarter operating profits were substantially improved over the prior year primarily due to increased sales and lower restaurant labor expenses as a percentage of sales. Through the first nine months of fiscal 2000, Olive Garden sales increased by 7.4% to 1.2 billion and same-restaurant sales in the United States increased by 7.8%.

         Bahama Breeze continues to produce strong sales at each of its ten restaurants. Three additional restaurants are currently under construction, all of which have expected fiscal 2000 opening dates.

         Darden's latest test concept, Smokey Bones BBQ and Sports Bar, opened its first restaurant on September 13, 1999 in Orlando, FL. This restaurant's sales have exceeded management's initial expectations. Two additional restaurants are currently under construction.

         The table below details the number of restaurants open at the end of the third quarter of fiscal 2000, compared with the number open at the end of May 1999 and the end of last fiscal year's third quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                   February 27, 2000        May 30, 1999       February 28, 1999
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA...............................             619                   635                   634
Red Lobster - Canada............................              32                    34                    34
                                                         -------               -------               -------
     Total......................................             651                   669                   668

Olive Garden - USA..............................             459                   459                   459
Olive Garden - Canada...........................               5                     5                     5
                                                         -------               -------               -------
     Total......................................             464                   464                   464

Bahama Breeze...................................              10                     6                     4
                                                         -------               -------               -------

Smokey Bones....................................               1                     0                     0
                                                         -------               -------               -------

         Total..................................           1,126                 1,139                 1,136
                                                         =======               =======               =======

--------------------------------------------------------------------------------------------------------------------

Year 2000
---------

         The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of February 27, 2000, the Company had spent approximately $3.4 million on Year 2000 issues. This amount does not include the costs incurred to develop and install new systems resulting from the Company's seafood inventory accounting system project which was already contemplated for replacement.

         The total cost to the Company of addressing Year 2000 issues had been estimated to be less than $5 million. This amount was based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. While there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates, management now anticipates that the total cost to the Company of addressing Year 2000 issues will be well under $5 million.

         As of the filing date of this report, the Company's business and operations have not been materially impacted by Year 2000 matters. For a more in-depth discussion of Year 2000, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

Forward-Looking Statements
--------------------------

         Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion plans, business development activities, and Year 2000 compliance. Such forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development and operation, economic conditions, changes in federal or state laws or the administration of such laws, and the Year 2000 readiness of suppliers, banks, vendors and others having a direct or indirect business relationship with the Company. Additional discussion of potential risks and uncertainties appears in this report in Exhibit 99.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 27        Financial Data Schedule

                  Exhibit 99 Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

         (b)      Reports on Form 8-K.

                  (i) On December 15, 1999, the Company filed a current report on Form 8-K announcing second quarter earnings for fiscal 2000 and certain officer promotions.

                  (ii) On January 19, 2000, the Company filed a current report on Form 8-K announcing food and product distribution relationships with MBM Corporation and Marriott Distribution Services.

                  (iii) On February 28, 2000, the Company filed a current report on Form 8-K reporting on certain issues addressed during its conference for investors and restaurant analysts.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DARDEN RESTAURANTS, INC.


Dated:  April 10, 2000       By: /s/ Paula J. Shives
                                 ----------------------------------------------
                                 Paula J. Shives
                                 Senior Vice President,
                                 General Counsel and Secretary



Dated:  April 10, 2000       By: /s/ Clarence Otis, Jr.
                                 ----------------------------------------------
                                 Clarence Otis, Jr.
                                 Senior Vice President, Chief Financial Officer (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                           Page
-------           -------------                                           ----

12                Computation of Ratio of Consolidated
                  Earnings to Fixed Charges                                17

27                Financial Data Schedule                                  18

99                Cautionary Statements Under the Private
                  Securities Litigation Reform Act of 1995                 19