Form 10-K405
period 2000-05-28
DARDEN RESTAURANTS INC
filed 2000-08-21
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 28, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $17.00 per share as reported on the New York Stock Exchange on July 24, 2000: $1,993 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  24,  2000:
121,897,247 (excluding 44,292,590 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement dated August 8, 2000 are incorporated by reference into Part III, and portions of Registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV.

                                     PART I

ITEM 1.  BUSINESS OF DARDEN RESTAURANTS, INC.

INTRODUCTION

     Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the world's largest casual dining restaurant organization.* As of May 28, 2000, it operated 1,102 restaurants in 49 states (the exception being Alaska), including 622 Red Lobster(R), 464 Olive Garden(R), 14 Bahama Breeze(R), and two Smokey Bones BBQ Sports Bar(SM) restaurants. In addition, the Company operated 37 restaurants in Canada, including 32 Red Lobster and five Olive Garden restaurants. The Company also operated one Olive Garden Cafe(R) in the United States as of May 28, 2000. The Company operates all of its North American restaurants. In Japan, as of May 28, 2000, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 35 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

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

BACKGROUND

     The Company opened its first restaurant, a Red Lobster, in Lakeland, Florida in January of 1968. Red Lobster was founded by William B. Darden, for whom the Company is named. The Company was acquired by General Mills, Inc. ("General Mills") in 1970. In May of 1995, the Company became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills stockholders (the "Distribution").

     While the expansion of the Company's two largest restaurant chains has historically been steady, the number of restaurants for both Red Lobster and Olive Garden has declined in recent years due to an increased focus on market optimization and the closing of under-performing units. Red Lobster has grown from three restaurants in operation in 1970 to 654 units in North America by the end of fiscal 2000. Olive Garden, an internally developed concept, opened its first restaurant in December of 1982, and, by the end of fiscal 2000, had expanded to 469 restaurants and one food court cafe in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2000, there were 14 Bahama Breeze restaurants.

     The Company's newest restaurant concept is Smokey Bones BBQ Sports Bar ("Smokey Bones"), an internally developed concept. At the end of fiscal 2000, there were two Smokey Bones restaurants. They are both located in the Orlando, Florida area.

STRATEGY

     The Company is a leader in the casual dining segment of the restaurant industry and is committed to the following four strategic building blocks:

     o    day-to-day operating excellence in its restaurants;

     o    continuous leadership development throughout the Company;


-------------------
[FN]
* Source: NATION'S RESTAURANT NEWS, "Top 100," June 26, 2000 (based on number of company-owned restaurants).

     o    providing service and hospitality that redefines casual dining; and

     o    a continuing commitment to culinary excellence.

     The Company's continuing focus on each of these four building blocks provides a strong foundation for future growth. The Company plans to grow by increasing the number of restaurants in each of its existing concepts and by developing or acquiring additional concepts that can be expanded profitably.

     The following table lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones as of the end of each fiscal year. The final column in the table lists the Company's total sales for these years, including sales generated by all concepts then owned and operated by the Company.

              COMPANY-OPERATED RESTAURANTS OPEN AT FISCAL YEAR-END

    Fiscal           Red        Olive       Bahama                          Total          Total Company Sales
     Year          Lobster    Garden(a)     Breeze    Smokey Bones    Restaurants(a)(b)       (In Millions)
     ----          -------    ---------     ------    ------------    -----------------    -------------------
     1970                6                                                            6                   $3.5
     1971               24                                                           24                    9.1
     1972               47                                                           47                   27.1
     1973               70                                                           70                   48.0
     1974               97                                                           97                   72.6
     1975              137                                                          137                  108.5
     1976              174                                                          174                  174.1
     1977              210                                                          210                  229.2
     1978              236                                                          236                  291.4
     1979              244                                                          244                  337.5
     1980              260                                                          260                  397.6
     1981              291                                                          291                  528.4
     1982              328                                                          328                  614.3
     1983              360            1                                             361                  718.5
     1984              368            2                                             370                  782.3
     1985              372            4                                             376                  842.2
     1986              401           14                                             415                  917.3
     1987              433           52                                             485                1,097.7
     1988              443           92                                             535                1,300.8
     1989              490          145                                             635                1,621.5
     1990              521          208                                             729                1,927.7
     1991              568          272                                             840                2,212.3
     1992              619          341                                             960                2,542.0
     1993              638          400                                           1,038                2,737.0
     1994              675          458                                           1,133                2,963.0
     1995              715          477                                           1,192                3,163.3
     1996              729          487          1                                1,217                3,191.8
     1997              703          477          2                                1,182                3,171.8
     1998              682          466          3                                1,151                3,287.0
     1999              669          464          6                                1,139                3,458.1
     2000              654          469         14               2                1,139                3,701.3

-------------------
[FN]
(a) These numbers do not include Olive Garden Cafe restaurants.
(b) These numbers include total restaurants for the four concepts operating on May 28, 2000.

INDUSTRY OVERVIEW

     In the United States, the restaurant industry generates approximately $257 billion in annual sales, or roughly 35 percent of total consumer food expenditures.* Expenditures for restaurant dining and other meals prepared away from home have increased from 25 percent of the food dollar in 1955 to 45 percent in 2000.* Over the past 20 years, restaurant sales have grown at an annual rate that is one to two percentage points faster than the growth of food-at-home sales.*

     The restaurant industry is comprised of four segments: quick service, mid-scale, casual dining and fine dining. The industry is highly fragmented and is characterized by the presence of thousands of independent operators and small chains. While chain restaurants dominate the quick service segment of the restaurant industry with a combined market share of 61 percent, chains account for just 22 percent in the other three segments combined, which together comprise the full-service category.* The Company believes that capable operators of strong multi-unit concepts will continue to increase their share of the casual dining segment.

     Casual dining is the fastest growing segment of the restaurant industry, with sales increasing at a 6.9 percent annual compound growth rate in the 1990s.* Casual dining represents about 17 percent of total restaurant sales, and 37 percent of full service restaurant sales, or approximately $44 billion.* Darden is a leader in the casual dining segment, with approximately an eight percent market share.* Management believes that casual dining concepts will benefit from favorable demographic trends, most notably the maturing population. Forty to sixty year olds are the most frequent users of casual dining restaurants and, through this decade, the population aged fifty or older is projected to increase by approximately 21 million, or 28 percent. In addition, baby-boomers, or those people who are thirty-five to fifty-three years old, tend to eat out more than generations before them, so, as they age, their casual dining frequency may become even higher. Finally, this group includes a high proportion of two-income families, which the Company believes could increase the demand for food-away-from-home due to a combination of more discretionary income and less discretionary time.

     Restaurants face growing competition from the supermarket industry, which is offering improved entrees and side dishes from the deli section. Supermarkets' renewed emphasis on these convenient meals may have the most impact on segments of the restaurant industry in which the meals fulfill a primarily physiological objective, such as in the quick service and mid-scale segments. Casual dining offers a more significant social component with the meal, a feature that the supermarkets' "convenient meals" do not readily provide.

RESTAURANT CONCEPTS

Red Lobster

     Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States, with approximately 46% of that group's sales in 1999.* It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the twelfth consecutive year, Red Lobster was named Best Seafood Chain in America in the 2000 America's Choice In Chains national consumer survey published in the March 1, 2000 issue of Restaurants & Institutions magazine.

     Dinner entree prices range from $6.99 to $22.50, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $8.76. During fiscal 2000, the average check per person was between $14.00 and $15.00, with alcoholic beverages accounting for slightly more than eight percent of Red Lobster's sales. The Company maintains approximately 138 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas, as well as a lower-priced children's menu.

-------------------
[FN]
* Sources: UNITED STATES DEPARTMENT OF COMMERCE CENSUS OF RETAIL TRADE (1999); NATIONAL RESTAURANT ASSOCIATION ANNUAL FOODSERVICE FORECAST (2000); and CREST ANNUAL HOUSEHOLD SUMMARY (1999).

     Fiscal 2000 was a year of consistent profitable sales growth for Red Lobster. As of the end of fiscal 2000, Red Lobster had enjoyed ten consecutive quarters of same-restaurant sales increases. For the year, same-restaurant sales at Red Lobster increased 7.6 percent.

Olive Garden

     Olive Garden is the market share leader among casual dining Italian restaurants in North America with approximately 34 percent of that group's sales in 1999.* Olive Garden's menu includes a variety of authentic Italian foods featuring fresh ingredients, and an expanded wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti
(appetizers); soups, salad and garlic breadsticks; baked pastas; sauteed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

     Dinner entree prices range from $6.95 to $16.95, and most lunch entree prices range from $4.95 to $8.95. The price of each entree also includes as much fresh salad or soup as a guest desires. During fiscal 2000, the average check per person was $11.50 to $12.75, with alcoholic beverages accounting for slightly more than eight percent of Olive Garden's sales.

     Fiscal 2000 yielded the highest profits and returns in Olive Garden's history. Same-restaurant sales at Olive Garden increased 7.2 percent during fiscal 2000. Olive Garden has had 23 consecutive quarters of same-restaurant sales increases as of the end of fiscal 2000.

Bahama Breeze

     Bahama Breeze is a Caribbean-themed restaurant which offers guests a distinctive island dining experience. The first Bahama Breeze was opened in 1996 and met with strong positive consumer response. The Company continued to test the concept by opening a limited number of additional restaurants in each of the following years. In fiscal 2000, the Company opened eight Bahama Breeze restaurants in six new markets, bringing the total to 14 restaurants in 11 markets. The concept continues to be well received by guests, with strong sales volumes and earnings. The Company plans to open at least ten new Bahama Breeze restaurants in fiscal 2001, including the first restaurants in northern United States markets.

Smokey Bones BBQ Sports Bar

     The Company's newest casual dining restaurant concept, Smokey Bones, combines barbeque with a relaxed sports bar atmosphere. The Company opened the first Smokey Bones in September 1999. There are currently two Smokey Bones restaurants, both located in Orlando, Florida. Initial results from the first two restaurants are encouraging. The Company plans to extend the test concept with the opening of a third restaurant in Columbus, Ohio, in fiscal 2001, and may open more if test results continue to be favorable.

-------------------
[FN]
* Sources: UNITED STATES DEPARTMENT OF COMMERCE CENSUS OF RETAIL TRADE (1999); NATIONAL RESTAURANT ASSOCIATION ANNUAL FOODSERVICE FORECAST (2000); and CREST ANNUAL HOUSEHOLD SUMMARY (1999).

RECENT AND PLANNED GROWTH

     During fiscal 2000, the Company opened 22 restaurants (excluding the relocation of existing restaurants to new sites). It plans to open approximately 34 to 36 new Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants during fiscal 2001 (excluding relocations). The Company's actual and projected new openings by concept are shown below.

                                                                Actual                   Projected
                                                             Fiscal 2000                Fiscal 2001
                                                             -----------                -----------
         Red Lobster................................                  6                          8
         Olive Garden...............................                  6                         15
         Bahama Breeze..............................                  8                      10-12
         Smokey Bones...............................                  2                          1
                                                                   ----                    -------

               Totals...............................                 22                      34-36
                                                                   ====                    =======

     The Company's objective is to continue to expand its current portfolio of restaurant concepts, and to develop or acquire additional concepts which can be expanded profitably. It is currently testing new ideas and concepts, as well as expanding its testing of Smokey Bones in light of favorable consumer response. The Company also regularly evaluates potential acquisition candidates to assess whether they would satisfy the Company's strategic and financial objectives. At present, the Company has not identified any specific acquisitions.

     The Company will continue to focus on improving operational returns at Olive Garden and Red Lobster, and limit new restaurant expansion of those concepts to the highest-potential sites. Olive Garden's expansion will include its recently developed "Tuscan Farmhouse" design, an outgrowth of the Company's collaboration with Rocca del Macie, a family-owned winery in Tuscany. In addition, the Company plans to expand Bahama Breeze at a pace that will enable each new restaurant to capture the concept's full potential, and to expand Smokey Bones if test results continue to be favorable. The specific number of openings will depend upon other factors, such as the Company's ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction and recruit and train restaurant management and hourly personnel.

     Darden considers location to be a critical factor in determining a restaurant's long-term success, and the Company devotes significant effort to the site selection process for new locations. Prior to entering a market, a thorough study is conducted to determine the optimal number and placement of restaurants. The Company's site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility, and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes 120 to 180 days after the site is acquired and permits are obtained.

     The following table illustrates the approximate average capital investment, size and dining capacity of the six Red Lobster and six Olive Garden openings (excluding relocations of existing restaurants) that occurred during fiscal 2000.

                                                  Capital           Square        Dining        Dining
                                                 Investment          Feet         Seats         Tables
                                                 -----------        ------        ------        ------
         Red Lobster........................     $ 3,295,000         6,868           199            63
         Olive Garden.......................     $ 3,463,000         8,024           213            65

     The Company systematically reviews the performance of its restaurant sites to ensure that each restaurant meets its standards. When a restaurant falls below minimum standards, a thorough analysis is completed to determine the causes, and marketing and operational plans are implemented to improve that restaurant's performance. If performance does not improve to acceptable levels, the site is evaluated for relocation, closing or conversion to one of the Company's other concepts.

     During fiscal 2000, the Company permanently closed 18 Red Lobster restaurants in the United States and two in Canada. During the same period, the Company permanently closed five Olive Garden Cafes in shopping mall food courts in the United States. During fiscal 2000, the Company relocated or rebuilt seven Red Lobster restaurants in the United States.

     For a discussion of restructuring and asset impairment expense or credit related to restaurant closings, see Management's Discussion of Results of Operations and Financial Condition and Note 3 of Notes to Consolidated Financial Statements on pages 23 and 34, respectively, of the Company's 2000 Annual Report to Stockholders.

RESTAURANT OPERATIONS

     The Company believes that high-quality restaurant management is critical to its long-term success. It also believes that its leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options, help attract and retain highly-motivated restaurant managers.

     The Company's restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 140 hourly employees, most of whom work part-time. The Company issues detailed operations manuals covering all aspects of restaurant operations as well as food and beverage manuals which detail the preparation procedures of the Company's formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with the Company's operating standards. At the Company's two largest concepts, Red Lobster and Olive Garden, restaurant general managers report to directors, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to ensure strict adherence to all aspects of the Company's standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operational training programs. These efforts include a 12-to-15 week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. The Company also uses a highly structured training program to open new restaurants, including training teams consisting of groups of employees experienced in all aspects of restaurant operations. The opening training teams typically begin on-site training one week prior to opening and remain on location one week following the opening. They are phased out when appropriate to enable a smooth transition to the restaurant's operating staff.

QUALITY ASSURANCE

     The Company's Quality Assurance Department helps ensure that all restaurants provide high-quality food products in a clean and safe environment. Through rigorous physical evaluation and testing at the Company's North American laboratories and through "Point Source Inspection" in southeastern Asia, the Company ensures that all seafood purchased meets or exceeds its specifications. Since 1976, the Company has maintained a microbiological laboratory to routinely test seafood and commodity products for quality and microbiological safety. In addition, quality assurance managers visit each restaurant periodically throughout the year to ensure that food is properly handled, and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. The Company uses independent third party auditors to inspect and evaluate vendors of commodity food products. In this manner, the Company attempts to ensure that its suppliers are maintaining good manufacturing practices and are operating with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

PURCHASING AND DISTRIBUTION

     The Company's ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and purchases food and supplies from more than 1,850 suppliers in 45 countries. Suppliers are required to meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

     The Company believes that its seafood purchasing capabilities are a significant competitive advantage. The Company's purchasing staff routinely travels within the United States and internationally to source over 100 varieties of top-quality seafood at competitive prices. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly from the vendors when possible. The Company operates a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, the Company believes that it has demonstrated the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through national distribution companies.

ADVERTISING AND MARKETING

     The Company believes that it has developed significant marketing and advertising capabilities. The Company's size enables it to be a dominant advertiser in the casual dining segment of the restaurant industry. The Company leverages the efficiency of national network television advertising and supplements it with local market television advertising. The Company's restaurants appeal to a broad spectrum of consumers and it uses advertising and product promotions to attract customers. The Company implements periodic promotions as appropriate to maintain and increase its sales and profits. It also relies on radio and newspaper advertising, as well as newspaper and direct mail couponing programs, as appropriate, to attract customers. The Company has developed and consistently uses sophisticated consumer marketing research techniques to monitor customer satisfaction and customers' evolving expectations.

EMPLOYEES

     At the end of fiscal 2000, the Company employed approximately 122,300 persons. Of these employees, approximately 1,200 were corporate or concept personnel located in the Company's restaurant support center in Orlando, Florida, approximately 5,100 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 55 percent were in management and the balance were administrative or office employees. The operating executives of the Company have an average of more than 16 years of experience with the Company. The restaurant general managers average 11 years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

MANAGEMENT INFORMATION SYSTEMS

     The Company strives for leadership in the restaurant business by using technology as a competitive advantage. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each specific restaurant concept.

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

     The Company's management believes these systems have well positioned the Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in information systems and computing technology. The Company uses a strategic information systems plan that is prepared internally and reviewed with senior management. The plan is a result of projects approved by the Executive Information Systems Steering Committee. This plan prioritizes information systems projects based upon strategic, financial, regulatory and other business advantage criteria.

COMPETITION

     The restaurant industry is intensely competitive with respect to food quality, price, service, restaurant location, concept, attractiveness of facilities, and effectiveness of advertising and marketing programs. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers' discretionary purchasing power. The Company competes within each market with national and regional chains as well as locally-owned restaurants, not only for customers but also for management and hourly personnel and suitable real estate sites. Restaurants face growing competition from the supermarket industry, which is offering "convenient meals" in the form of improved entrees and side dishes from the deli section. The Company expects intense competition to continue in all of these areas.

     Other  factors  pertaining  to the  Company's  competitive  position in the industry are addressed under the sections entitled "Purchasing and Distribution," "Advertising and Marketing," and "Management Information Systems," and elsewhere in this report.

TRADEMARKS AND RELATED AGREEMENTS

     The Company regards its Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(SM) servicemarks as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important servicemarks and trademarks whenever possible and to oppose vigorously any infringement of them.

     The only restaurant operations outside of North America historically have been conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, Inc., entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 35 Red Lobster restaurants in Japan as of May 28, 2000. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not material to the Company's consolidated financial statements.

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

     Presently about nine percent of total restaurant revenues are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. The Company is also subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person, causing the injury. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2000 have not had a material effect on the Company's operations.

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

     Joe R. Lee, age 59, is Chief Executive Officer and Chairman of the Board of Darden. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. He was elected a Vice President of General Mills in 1976, a Group Vice President in 1979, and an Executive Vice President in 1981. He was named Executive Vice President, Finance and
International Restaurants in 1991, and was elected a Vice Chairman of General Mills in 1992 with responsibility for various consumer foods businesses and corporate staff functions. Mr. Lee was elected a director of General Mills in 1985. He was named Chief Executive Officer of Darden in December of 1994.

     Blaine Sweatt, III, age 52, is President, New Business Development and an Executive Vice President of Darden. He joined General Mills in 1976 in the Red Lobster organization and was named Director of New Restaurant Concept Development in 1981. He was named Vice President of General Mills in 1985 and Senior Vice President in 1994. Mr. Sweatt has been Executive Vice President and a director of Darden since 1995. Mr. Sweatt led the teams that developed the Olive Garden, Bahama Breeze and Smokey Bones concepts, among others.

     Bradley D. Blum, age 46, is President of Olive Garden and an Executive Vice President of Darden. Mr. Blum joined General Mills in 1978. He was named Director of Marketing in 1984, responsible for Big G Cereals, and he became Vice President of Big G New Enterprises in 1989. In 1990, he was named Vice President of Marketing for Cereal Partners Worldwide, General Mills' joint venture with Nestle, headquartered in Switzerland. He joined the Company in 1994 as Senior Vice President of Marketing for Olive Garden and was named President of Olive Garden in December of 1994. He was named Senior Vice President of Darden in September of 1995 and has been Executive Vice President and a director of Darden since September of 1997.

     Richard E. Rivera, age 53, was named President of Red Lobster and Executive Vice President of Darden in December of 1997. Mr. Rivera began his career with Steak and Ale Restaurants of America. He has held many management positions within the industry during a career of more than 25 years. Prior to joining Red Lobster, from 1994 to 1996, Mr. Rivera served as President and Chief Executive Officer of RARE Hospitality International, Inc., owner of LongHorn Steakhouse restaurants. Mr. Rivera has been a director of Darden since joining the Company in December of 1997.

     Linda J. Dimopoulos, age 49, is Senior Vice President, Chief Information Officer of Darden with overall responsibility for information services and systems. Ms. Dimopoulos joined the Company in 1982. She was named Director, Corporate Analysis in 1985. In 1986, she was named Vice President, Controller for Red Lobster, and then

Vice President, Information System Services. She was named Senior Vice President, Financial Operations in August 1993, and Senior Vice President, Corporate Controller and Business Information Systems in July 1998. She assumed her present position in December of 1999.

     Gary Heckel, age 47, is President of Bahama Breeze and Senior Vice President of Darden. Mr. Heckel's career in the restaurant industry includes employment with several major quick service and casual dining restaurant companies, such as Burger King Corporation, Taco Bell Corp., and TGI Friday's, Inc. Mr. Heckel joined Darden in 1995 as Vice President, Operations in the Company's New Business Development division. He was named Senior Vice President, Operations for Bahama Breeze in August of 1997. Mr. Heckel was named President of Bahama Breeze in July of 1998 and was elected Senior Vice President of Darden in June of 1999.

     Stephen Helsel, age 55, is Senior Vice President, Corporate Controller of Darden. He joined the Company in 1973 as an accountant with Red Lobster, and has been promoted to increasingly responsible positions throughout the Company during his career. In 1989, he was named Vice President, Controller of Red Lobster. He was named Vice President, Controller, Accounting Services of the Company in 1991. In 1996, he was promoted to Senior Vice President, Information Services of Darden. Mr. Helsel assumed his present position in December of 1999.

     Daniel M. Lyons, age 47, is Senior Vice President, Human Resources of the Company with overall responsibility for human resources, including compensation, benefits, management development, staffing, corporate security, diversity management and aviation. Mr. Lyons joined the Company in 1993 as Senior Vice President of Personnel for Olive Garden. He was elected to his present position in January of 1997. Prior to joining Olive Garden, Mr. Lyons spent 18 years with the Quaker Oats Company.

     Robert W. Mock, age 48, was named President of Smokey Bones in September of 1999. Mr. Mock joined the Company in 1969 and, through the years, held management positions in various areas of the Company. In 1992, Mr. Mock was named Executive Vice President and General Manager of Red Lobster Canada. In 1994, Mr. Mock was named Executive Vice President, Operations for Olive Garden. In July 1998, he was named Senior Vice President of Darden, a position he continues to hold.

     Barry Moullet, age 42, is Senior Vice President, Purchasing, Distribution and Food Safety for the Company. He joined Darden in July of 1996. Prior to joining Darden, Mr. Moullet spent 15 years in the purchasing field, most recently with Restaurant Services, Inc., a Burger King purchasing co-operative. Prior to Burger King, he gained experience with Kentucky Fried Chicken and the Pillsbury Company. Mr. Moullet became an executive officer of Darden in June 1999.

     Clarence Otis, Jr., age 44, is Senior Vice President, Chief Financial Officer of the Company. Mr. Otis joined the Company in 1995 as Vice President and Treasurer. In July of 1997, he assumed responsibility for investor relations and was named Senior Vice President, Investor Relations and Treasurer. In July 1998, Mr. Otis assumed additional responsibilities in the area of finance and was named Senior Vice President, Finance and Treasurer. He assumed his present position in December 1999. Prior to joining the Company, Mr. Otis was employed by Chemical Securities, Inc. in New York where he had been Managing Director and Manager of Public Finance since 1991. Prior to his work at Chemical Securities, Mr. Otis was employed by Siebert Municipal Capital Group as Managing Director and Principal.

     Paula J. Shives, age 49, was elected Senior Vice President, General Counsel and Secretary of Darden in June of 1999. Ms. Shives began her legal career in 1979 as Corporate Counsel for Jerrico, Inc., the predecessor to Long John Silver's Restaurants, Inc. After spending several additional years in private practice with the law firm of Greenebaum, Doll & McDonald in Lexington, Kentucky, Ms. Shives rejoined Long John Silver's Restaurants, Inc. in 1985 as Associate General Counsel, and became its Senior Vice President, General Counsel and Secretary in 1995. Ms. Shives joined Darden in May of 1999.

     James D. Smith, age 57, is Senior Vice President, Real Estate, Design and Construction of the Company. Mr. Smith joined General Mills in 1982 and was named Senior Vice President and Controller of the restaurant operations in 1988. In December 1994, Mr. Smith was named Senior Vice President, Finance. Subsequently, he assumed increasing responsibilities in connection with the Company's real estate development activities and was named to his present position in July of 1998.

     Richard J. Walsh, age 48, is Senior Vice President, Corporate Relations, with responsibility for all corporate communications, environmental relations, creative and print services, media and government, public and community relations, including the Darden Restaurants, Inc. Foundation. Mr. Walsh joined General Mills in 1984 as Manager of Government Affairs for Red Lobster. He was named Vice President of Government Relations in 1987 and was promoted to his present position in December of 1994.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. These risks and uncertainties include competition, economic and market conditions, changes in food and other costs, importance of locations, effects of government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in
Exhibit 99 filed with and incorporated into this report.

ITEM 2.  PROPERTIES

     As of May 28, 2000, the Company operated 1,139  restaurants  (including 654
Red  Lobster,   469  Olive  Garden,  14  Bahama  Breeze  and  two  Smokey  Bones
restaurants) and one Olive Garden Cafe in the following locations:

         Alabama (19)               Arizona (26)              Arkansas (10)             California (88)
         Colorado (22)              Connecticut (9)           Delaware (4)              Florida (117)
         Georgia (45)               Hawaii (1)                Idaho (5)                 Illinois (46)
         Indiana (34)               Iowa (13)                 Kansas (10)               Kentucky (14)
         Louisiana (7)              Maine (3)                 Maryland (19)             Massachusetts (6)
         Michigan (42)              Minnesota (19)            Mississippi (7)           Missouri (26)
         Montana (2)                Nebraska (7)              Nevada (8)                New Hampshire (3)
         New Jersey (26)            New Mexico (8)            New York (46)             North Carolina (25)
         North Dakota (4)           Ohio (67)                 Oklahoma (16)             Oregon (10)
         Pennsylvania (53)          Rhode Island (2)          South Carolina (17)       South Dakota (3)
         Tennessee (25)             Texas (95)                Utah (9)                  Vermont (1)
         Virginia (37)              Washington (20)           West Virginia (5)         Wisconsin (20)
         Wyoming (2)                Canada (37)

     Of the Company's 1,139 restaurants and the Olive Garden Cafe open on May 28, 2000, 733 were on owned sites and 407 were on leased sites. The 407 leases are classified as follows:

     Land-Only Leases (Darden owns buildings and equipment)...........      287
     Ground and Building Leases.......................................       71
     Space/In-Line/Other Leases.......................................       49
                                                                           ----

          Total.......................................................      407
                                                                           ====

     During fiscal 1999, the Company formed two subsidiary corporations, each of which elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities for both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist the Company in managing its real estate portfolio and possibly to provide a vehicle to access future capital markets.

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

     See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 36 and 38, respectively, of the Company's 2000 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial position, results of operations or cash flows. See the section entitled "Government Regulation" for a discussion of various federal, state and local regulatory matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (no par value) has been registered and is traded on the New York Stock Exchange. As of July 24, 2000, the number of record holders of common stock was 31,896. Trading of the Company's common stock began on a "when issued" basis on May 9, 1995, at a price per share of $9.375. The following table sets forth the high and low intraday sales prices for the Company's common stock for each full quarterly period during fiscal 1999 and 2000.

                      PER SHARE SALES PRICE OF COMMON STOCK

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal 1999             First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $18.000                $17.563                 $23.250                $23.375
          Low                    $15.125                $14.188                 $15.750                $19.813
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
      Fiscal 2000             First Quarter          Second Quarter          Third Quarter         Fourth Quarter
          High                   $23.063                $20.625                 $19.000                $19.438
          Low                    $17.625                $15.625                 $13.500                $12.438
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

     During fiscal 2000, the Company declared two semi-annual dividends of four cents per share each. The first semi-annual dividend (four cents per share) was paid on November 1, 1999, to stockholders of record on October 11, 1999. The second semi-annual dividend (four cents per share) was paid on May 1, 2000, to stockholders of record on April 10, 2000.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The  information  for fiscal 1996 through 2000,  contained in the Five Year
Financial   Summary  on  page  44  of  the  Company's   2000  Annual  Report  to
Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion of Results of Operations and Financial Condition" on pages 22 through 25 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. To manage this exposure, Darden periodically enters into interest rate, foreign currency exchange and commodity instruments for other than trading purposes.

     The Company uses the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of May 28, 2000, the Company's potential losses in future net earnings resulting from changes in foreign currency exchange rates, commodity prices and floating rate debt interest rate exposures were approximately $1.5 million over a period of one year. The value at risk from an increase in the fair value of the Company's long-term fixed rate debt, over a period of one year, was approximately $20 million. The fair value of the Company's long-term fixed rate debt during fiscal 2000 averaged $234 million, with a high of $243 million and a low of $225 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 26 through 43 of the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Information Concerning Nominees" on pages 4 through 7, "Committees of the Board" on pages 7 through 9, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the Company's definitive proxy materials dated August 8, 2000, is incorporated herein by reference. Certain information regarding executive officers is contained in Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "Board Compensation and Benefits" on page 7, "Summary Compensation Table" on page 14, "Option Grants in Last Fiscal Year" on page 15 and "Stock Options" on pages 16 and 17 of the Company's definitive proxy materials dated August 8, 2000, is incorporated by reference. The information appearing in such proxy materials under the heading "Report of Compensation Committee on Executive Compensation" is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the sections entitled "Certain Owners of Common Stock" on page 3 and "Share Ownership of Directors and Officers" on page 10 of the Company's definitive proxy materials dated August 8, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Certain Relationships and Related Transactions" on pages 10 through 11 and "Loans to Executive Officers" on page 20 of the Company's definitive proxy materials dated August 8, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 (incorporated by reference to page 27 of the Company's 2000 Annual Report to Stockholders)

     Consolidated Balance Sheets at May 28, 2000 and May 30, 1999 (incorporated by reference to page 28 of the Company's 2000 Annual Report to Stockholders)

     Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 (incorporated by reference to page 29 of the Company's 2000 Annual Report to Stockholders)

     Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 (incorporated by reference to page 30 of the Company's 2000 Annual Report to Stockholders)

     Notes to Consolidated Financial Statements (incorporated by reference to pages 31 through 43 of the Company's 2000 Annual Report to Stockholders)

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

          4(a) Rights Agreement dated as of May 28, 1995 between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to
                      Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

          4(b) Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

       * 10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended and approved at the Annual Meeting of Stockholders on September 23, 1999


-------------------
[FN]
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

       * 10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

       * 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

       * 10(d)        Supplemental  Pension Plan of Darden Restaurants,  Inc.
                      (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995)

       * 10(e)        Executive Health Plan of Darden  Restaurants,  Inc.
                      (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5, 1995)

       * 10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

       * 10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc., as amended June 17, 1997 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

       * 10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended and restated on June 21, 2000

       * 10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25,
                      1997)

       * 10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

            12        Computation of Ratio of Consolidated Earnings to Fixed
                      Charges

            13 Portions of 2000 Annual Report to Stockholders (incorporated by reference herein)

            21        Subsidiaries of Darden Restaurants, Inc.

            23        Independent Accountants' Consent

            24        Powers of Attorney

            27        Financial Data Schedule

            99 Cautionary Statements Under the Private Securities Litigation Reform Act of 1995


-------------------
[FN]
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K. During the last quarter covered by this report, the Company filed the following current report on Form 8-K:

     (i) Current report on Form 8-K dated March 23, 2000, reporting certain financial results for the third quarter of fiscal 2000 and announcing the election of Rita P. Wilson to the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  August 18, 2000                         DARDEN RESTAURANTS, INC.
                                                     By:  /s/ Paula J. Shives
                                                          Paula J. Shives
                                                       Senior Vice President,
                                                  General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                                                    Date
/s/ Daniel B. Burke                Director
Daniel B. Burke*

/s/Odie C. Donald                  Director
Odie C. Donald*

/s/ Julius Erving, II              Director
Julius Erving, II*

/s/ Michael D. Rose                Director
Michael D. Rose*

/s/ Hector de J. Ruiz              Director
Hector de J. Ruiz*

/s/ Maria A. Sastre                Director
Maria A. Sastre*

/s/ Jack A. Smith                  Director
Jack A. Smith*

/s/ Rita P. Wilson                 Director
Rita P. Wilson*

/s/ Bradley D. Blum                Director and President, Olive Garden
Bradley D. Blum*

/s/ Joe R. Lee                     Director, Chairman of the Board and Chief                August 18, 2000
Joe R. Lee                         Executive Officer (principal executive officer)

/s/ Richard E. Rivera              Director and President, Red Lobster
Richard E. Rivera*

/s/ Blaine Sweatt, III             Director and President, New Business Development
Blaine Sweatt, III*

/s/ Clarence Otis, Jr.             Senior Vice President - Chief Financial Officer          August 18, 2000
Clarence Otis, Jr.                 (principal financial and principal accounting officer)


*BY:  Paula J. Shives, Attorney-In-Fact
      August 18, 2000

                                  EXHIBIT INDEX

                                    EXHIBITS

 Exhibit
 Number                               Title
--------                              -----

   3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995)

   3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

   4(a) Rights Agreement dated as of May 28, 1995 between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)

   4(b) Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996)

* 10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended and approved at the Annual Meeting of Stockholders on September 23, 1999

* 10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995)

* 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996)

* 10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995)

* 10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5, 1995)

* 10(f) Stock Plan for Directors of Darden Restaurants, Inc., as amended December 10, 1996, and June 26, 1998 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998)


-------------------
[FN]
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                    EXHIBITS

 Exhibit
 Number                               Title
--------                              -----

* 10(g) Compensation Plan for Non-Employee Directors of Darden Restaurants, Inc., as amended June 17, 1997 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
               1998)

* 10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended and restated on June 21, 2000

* 10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

* 10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997)

     12        Computation of Ratio of Consolidated Earnings to Fixed
               Charges

     13 Portions of 2000 Annual Report to Stockholders (incorporated by reference herein)

     21        Subsidiaries of Darden Restaurants, Inc.

     23        Independent Accountants' Consent

     24        Powers of Attorney

     27        Financial Data Schedule

     99        Cautionary Statements Under the Private Securities
               Litigation Reform Act of 1995


-------------------
[FN]
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.