Form 10-Q
period 2000-08-27
DARDEN RESTAURANTS INC
filed 2000-10-10
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ]No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of common  stock  outstanding  as of  September  28, 2000:
119,436,424 (excluding 47,337,329 shares held in treasury).

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Changes in Stockholders'
                    Equity                                                    5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                               11

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                                    13

Index to Exhibits                                                             14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                                                   August 27, 2000           August 29, 1999
-------------------------------------------------------------------------------------------------------------------

Sales........................................................        $ 1,018,205                $  929,391
Costs and Expenses:
  Cost of sales:
    Food and beverage........................................            331,037                   298,828
    Restaurant labor.........................................            318,355                   295,119
    Restaurant expenses......................................            139,778                   132,121
                                                                     -----------                ----------
      Total Cost of Sales....................................        $   789,170                $  726,068
  Selling, general and administrative........................             99,287                    94,150
  Depreciation and amortization..............................             35,636                    31,370
  Interest, net..............................................              6,274                     4,576
                                                                     -----------                ----------
        Total Costs and Expenses.............................        $   930,367                $  856,164
                                                                     -----------                ----------
Earnings before Income Taxes.................................             87,838                    73,227
Income Taxes.................................................            (30,917)                  (25,914)
                                                                     -----------                ----------

Net Earnings.................................................        $    56,921                $   47,313
                                                                     ===========                ==========

Net Earnings per Share:
  Basic......................................................        $      0.47                $     0.36
                                                                     ===========                ==========
  Diluted....................................................        $      0.46                $     0.35
                                                                     ===========                ==========

Average Number of Common Shares Outstanding:
  Basic......................................................            121,600                   132,200
                                                                     ===========                ==========
  Diluted....................................................            124,400                   136,400
                                                                     ===========                ==========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                    August 27, 2000             May 28, 2000
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
  Cash and cash equivalents..................................         $    32,381               $    26,102
  Receivables................................................              27,409                    27,962
  Inventories................................................             176,066                   142,187
  Net assets held for disposal...............................              13,662                    19,614
  Prepaid expenses and other current assets..................              18,120                    26,525
  Deferred income taxes......................................              49,096                    48,070
                                                                      -----------               -----------
    Total Current Assets.....................................         $   316,734               $   290,460
Land, Buildings and Equipment................................           1,625,616                 1,578,541
Other Assets.................................................             103,980                   102,422
                                                                      -----------               -----------

      Total Assets...........................................         $ 2,046,330               $ 1,971,423
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...........................................         $   164,901               $   140,487
  Short-term debt............................................             152,300                   115,000
  Current portion of long-term debt..........................               2,514                     2,513
  Accrued payroll............................................              65,407                    77,805
  Accrued income taxes.......................................              63,182                    33,256
  Other accrued taxes........................................              28,279                    25,524
  Other current liabilities..................................             196,712                   212,302
                                                                      -----------               -----------
    Total Current Liabilities................................         $   673,295               $   606,887
Long-term Debt...............................................             301,146                   304,073
Deferred Income Taxes........................................              78,871                    79,102
Other Liabilities............................................              20,810                    20,891
                                                                      -----------               -----------
      Total Liabilities......................................         $ 1,074,122               $ 1,010,953
                                                                      -----------               -----------

Stockholders' Equity:
  Common stock and surplus...................................         $ 1,362,694               $ 1,351,707
  Retained earnings..........................................             401,500                   344,579
  Treasury stock.............................................            (722,708)                 (666,837)
  Accumulated other comprehensive income.....................             (12,219)                  (12,457)
  Unearned compensation......................................             (57,059)                  (56,522)
                                                                      -----------               -----------
      Total Stockholders' Equity.............................         $   972,208               $   960,470
                                                                      -----------               -----------

        Total Liabilities and Stockholders' Equity...........         $ 2,046,330               $ 1,971,423
                                                                      ===========               ===========


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Thirteen Weeks Ended August 27, 2000 and August 29, 1999
                                 (In Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                               Common                              Accumulated
                                               Stock                                 Other                         Total
                                                and       Retained    Treasury    Comprehensive    Unearned     Stockholders'
                                              Surplus     Earnings      Stock        Income      Compensation      Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000.................... $1,351,707    $344,579   $(666,837)     $(12,457)     $(56,522)      $ 960,470
Comprehensive income:
  Net earnings.............................                 56,921                                                  56,921
  Other comprehensive income, foreign
    currency adjustment....................                                              238                           238
                                                                                                                 ---------
      Total comprehensive income...........                                                                         57,159
Stock option exercises (495 shares)........      5,143                                                               5,143
Issuance of restricted stock (330 shares),
  net of forfeiture adjustments............      3,430                   1,027                      (4,493)            (36)

Earned compensation........................                                                          1,006           1,006
ESOP note receivable repayments............                                                          2,950           2,950
Income tax benefit credited to equity......      2,116                                                               2,116
Purchases of common stock for treasury
  (3,355 shares)...........................                            (57,422)                                    (57,422)
Issuance of treasury stock under Employee
Stock Purchase Plan (60 shares) ...........        298                     524                                         822
----------------------------------------------------------------------------------------------------------------------------
Balance at August 27, 2000................. $1,362,694    $401,500   $(722,708)     $(12,219)     $(57,059)      $ 972,208
----------------------------------------------------------------------------------------------------------------------------

                                               Common                              Accumulated
                                               Stock                                 Other                         Total
                                                and       Retained    Treasury    Comprehensive    Unearned     Stockholders'
                                              Surplus     Earnings      Stock        Income      Compensation      Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 1999.................... $1,328,796    $178,008   $(466,902)     $(12,115)     $(63,751)      $ 964,036
Comprehensive income:
  Net earnings.............................                 47,313                                                  47,313
  Other comprehensive income, foreign
    currency adjustment....................                                             (343)                         (343)
                                                                                                                 ---------
      Total comprehensive income...........                                                                         46,970
Stock option exercises (602 shares)........      5,314                                                               5,314
Issuance of restricted stock (158 shares),
  net of forfeiture adjustments............      2,181                                              (2,153)             28
Earned compensation........................                                                            739             739
ESOP note receivable repayments............                                                            600             600
Income tax benefit credited to equity......      3,361                                                               3,361
Proceeds from issuance of equity put
  options..................................      1,139                                                               1,139
Purchases of common stock for treasury
  (1,367 shares)...........................                            (27,425)                                    (27,425)
Issuance of treasury stock under Employee
  Stock Purchase Plan (52 shares) .........        483                     458                                         941
----------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 1999................. $1,341,274    $225,321   $(493,869)     $(12,458)     $(64,565)      $ 995,703
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                          August 27, 2000        August 29, 1999
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
  Net earnings.....................................................          $   56,921             $   47,313
  Adjustments to reconcile net earnings to cash flow:
    Depreciation and amortization..................................              35,636                 31,370
    Amortization of unearned compensation and loan costs...........               1,631                  1,406
    Change in current assets and liabilities.......................               5,249                (50,484)
    Change in other liabilities ...................................                 (81)                    76
    Loss on disposal of land, buildings and equipment..............                 539                    214
    Deferred income taxes..........................................              (1,257)                 5,075
    Income tax benefit credited to equity..........................               2,116                  3,361
    Other, net.....................................................                 (87)                   381
                                                                             ----------             ----------
      Net Cash Provided by Operating Activities....................          $  100,667             $   38,712
                                                                             ----------             ----------

Cash Flows--Investing Activities
  Purchases of land, buildings and equipment.......................             (82,221)               (40,602)
  Purchases of intangibles.........................................                (917)                  (583)
  (Increase) decrease in other assets..............................              (1,515)                 1,271
  Proceeds from disposal of land, buildings and equipment
    (including net assets held for disposal).......................               4,575                  7,073
                                                                             ----------             ----------
      Net Cash Used by Investing Activities........................          $  (80,078)            $  (32,841)
                                                                             ----------             ----------

Cash Flows--Financing Activities
  Proceeds from issuance of common stock...........................               5,965                  6,246
  Purchases of treasury stock......................................             (57,422)               (27,425)
  ESOP note receivable repayment...................................               2,950                    600
  Increase in short-term debt......................................              37,300                  3,500
  Repayment of long-term debt......................................              (2,956)                  (606)
  Payment of loan costs............................................                (147)
  Proceeds from issuance of equity put options.....................                                      1,139
                                                                             ----------             ----------
      Net Cash Used by Financing Activities........................          $  (14,310)            $  (16,546)
                                                                             ----------             ----------

Increase (decrease) in Cash and Cash Equivalents...................               6,279                (10,675)
Cash and Cash Equivalents - Beginning of Period....................              26,102                 40,960
                                                                             ----------             ----------

Cash and Cash Equivalents - End of Period..........................          $   32,381             $   30,285
                                                                             ==========             ==========

Cash Flow from Changes in Current Assets and Liabilities
  Receivables......................................................                 554                 (2,270)
  Inventories......................................................             (33,879)               (48,377)
  Prepaid expenses and other current assets........................                 182                 (2,210)
  Accounts payable.................................................              24,414                 11,477
  Accrued payroll..................................................             (12,398)               (10,319)
  Accrued income taxes.............................................              29,926                  2,379
  Other accrued taxes..............................................               2,755                    608
  Other current liabilities........................................              (6,305)                (1,772)
                                                                             ----------             ----------
    Change in Current Assets and Liabilities.......................          $    5,249             $  (50,484)
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

Note 1.  Background

         These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

         These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 28, 2000. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K.

Note 2.  Consolidated Statements of Cash Flows

         During the thirteen weeks ended August 27, 2000, Darden paid $9,657 for interest (net of amount capitalized) and $851 for income taxes. During the thirteen weeks ended August 29, 1999, Darden paid $7,902 for interest (net of amount capitalized) and $16,274 for income taxes.

Note 3.  Net Earnings Per Share

         Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 3,858,748 and 2,621,129 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended August 27, 2000 and August 29, 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period.

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

A summary of restructuring liability activity for the three months ended August 27, 2000 is as follows:

         Balance at May 28, 2000................................................         $  8,564
         Cash Payments:
           Carrying costs and employee severance payments.......................             (540)
           Lease payments including lease buy-outs..............................             (492)
                                                                                         --------
         Balance at August 27, 2000.............................................         $  7,532
                                                                                         ========

Note 5.  Subsequent Event

         On July 13, 2000, the Company filed a registration statement with the Securities and Exchange Commission. The purpose of the filing was to register $500,000 of debt securities using a shelf registration process. Under this process, the Company may offer, from time to time, up to $500,000 of debt securities. On September 5, 2000, the Company issued $150,000 of unsecured 8.375% senior notes due in September 2005. Proceeds from the issuance were used to repay short-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen weeks ended August 27, 2000 and August 29, 1999.


                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   August 27, 2000            August 29, 1999
--------------------------------------------------------------------------------------------------------------------

Sales........................................................           100.0%                     100.0%
Costs and Expenses:
  Cost of sales:
    Food and beverage........................................            32.5                       32.1
    Restaurant labor.........................................            31.3                       31.8
    Restaurant expenses......................................            13.7                       14.2
                                                                       ------                     ------
      Total Cost of Sales....................................            77.5%                      78.1%
  Selling, general and administrative........................             9.8                       10.1
  Depreciation and amortization..............................             3.5                        3.4
  Interest, net..............................................             0.6                        0.5
                                                                       ------                     ------
        Total Costs and Expenses.............................            91.4%                      92.1%
                                                                       ------                     ------

Earnings before Income Taxes.................................             8.6                        7.9
Income Taxes.................................................            (3.0)                      (2.8)
                                                                       ------                     ------

Net Earnings.................................................             5.6%                       5.1%
                                                                       ======                     ======



Results of Operations

         For the fiscal 2001 first quarter ended August 27, 2000, earnings after tax were $56.9 million or 46 cents per diluted share, compared to earnings after tax of $47.3 million or 35 cents per diluted share in the first quarter of last year. The increase in first quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and Olive Garden. Sales of $1.02 billion for the first quarter were 9.6% higher than last year's first quarter.

         Food and beverage costs for the first quarter were 32.5% of sales, compared to 32.1% of sales last year primarily attributable to higher product costs. Restaurant labor costs decreased to 31.3% of sales compared to last year's 31.8% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 13.7% of sales compared to 14.2% last year primarily due to the fixed component of these expenses which are not impacted by higher sales volumes. The decrease in first quarter selling, general and administrative expenses to 9.8% of sales compared to 10.1% of sales last year was primarily attributable reduced marketing expenses as a percentage of sales. Depreciation and amortization as a percentage of sales increased from 3.4% to 3.5% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.6% of sales compared to 0.5% last year due to higher levels of short-term debt during the first quarter of fiscal 2001 to finance land, buildings and equipment and share repurchase spending.

         The effective tax rate for the first quarter of fiscal 2001 was 35.2% compared to 35.4% in last year's first quarter. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and deductions that were not available last year.

Division Results

         Red Lobster sales of $556.8 million were 6.6% above last year's first quarter. Same-restaurant sales in the United States were up 6.2% for the quarter, marking the eleventh consecutive quarter of same-restaurant sales increases. First quarter operating profit improved over the prior year primarily as a result of the increased sales and lower restaurant labor and restaurant expenses as a percentage of sales.

         Olive Garden continued its positive momentum in the first quarter with a 10.1% increase in sales to $436.1 million. Same-restaurant sales in the United States increased 8.7%, representing the twenty-fourth consecutive quarter of same-restaurant sales increases. First quarter operating profits improved significantly over the prior year primarily due to increased sales and lower labor, restaurant and selling, general and administrative expenses as a percentage of sales.

         Bahama Breeze continues to produce strong sales at each of its fourteen restaurants. Seven additional restaurants are currently under construction, all of which have expected fiscal 2001 opening dates.

         Restaurant sales at Smokey Bones BBQ, Darden's latest test concept, continue to exceed management's initial expectations. Two restaurants were operating in Orlando, FL, as of August 27, 2000. A third restaurant opened in Columbus, OH, in September 2000 and another is currently under construction in upstate New York.

         The table below details the number of restaurants open at the end of the first quarter of fiscal 2001, compared with the number open at the end of May 2000 and the end of last fiscal year's first quarter.


                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                         August 27, 2000             May 28, 2000             August 29, 1999
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              621                       622                       617
Red Lobster - Canada...............               32                        32                        34
                                              ------                    ------                    ------
     Total.........................              653                       654                       651

Olive Garden - USA.................              464                       464                       459
Olive Garden - Canada..............                5                         5                         5
                                              ------                    ------                    ------
     Total.........................              469                       469                       464

Bahama Breeze......................               14                        14                         6

Smokey Bones BBQ...................                2                         2                         0
                                              ------                    ------                    ------

     Total.........................            1,138                     1,139                     1,121
                                              ======                    ======                    ======



Financial Condition, Liquidity and Capital Resources

         Inventories totaled $176.1 million as of August 27, 2000, up from $142.2 million at May 28, 2000. The increase results from typical first quarter increases in seafood inventory levels due to availability. Accounts payable of $164.9 million at August 27, 2000, increased from $140.5 million at May 28, 2000, principally as a result of the increased level of inventories.

         Accrued income taxes payable of $63.2 million at August 27, 2000, increased from $33.3 million at May 28, 2000, principally due to the timing of income tax payments.

         Short-term debt totaled $152.3 million as of August 27, 2000, up from $115.0 million at May 28, 2000. The increase resulted primarily from continued share repurchase activity as well as increased spending on land, buildings and equipment.

         Capital expenditures were $82.2 million for the first quarter of fiscal 2001 compared to $40.6 million in last year's first quarter. The increased expenditures resulted primarily from new restaurant growth as well as remodeling activity. The Company purchased treasury stock totaling $57.4 million in the first quarter of fiscal 2001 compared to $27.4 million in last year's first quarter.

         On September 5, 2000, subsequent to the end of the fiscal 2001 first quarter, the Company issued $150 million of unsecured debt. Proceeds from this issuance were used to repay short-term debt.

Forward-Looking Statements

         Certain information included in this report and other materials filed or to be filed by the Company with the Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. These risks and uncertainties include competition, economic and market conditions, changes in food and other costs, importance of locations, effects of government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in
Exhibit 99 filed with the Company's annual report on Form 10-K for the fiscal year ended May 28, 2000, and incorporated into this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in the information provided in our annual report on Form 10-K for the fiscal year ended May 28, 2000.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 27        Financial Data Schedule

         (b)      Reports on Form 8-K.

                  (i) On June 26, 2000,  the Company  filed a current  report on
                      Form 8-K announcing annual and fourth quarter financial results for fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DARDEN RESTAURANTS, INC.


Dated:   October 9, 2000                       By: /s/ Paula J. Shives
                                                   -----------------------------
                                                   Paula J. Shives
                                                   Senior Vice President,
                                                   General Counsel and Secretary



Dated:   October 9, 2000                       By: /s/ Clarence Otis, Jr.
                                                   -----------------------------
                                                   Clarence Otis, Jr.
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                            Page


   12             Computation of Ratio of Consolidated Earnings
                    to Fixed Charges                                        15

   27             Financial Data Schedule                                   16