Form 10-Q
period 2000-11-26
DARDEN RESTAURANTS INC
filed 2001-01-09
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ......... to .........


--------------------------------------------------------------------------------
                                     1-13666
                             Commission File Number

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] N
--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Number of shares of common  stock  outstanding  as of December  31, 2000:
120,136,474 (excluding 48,195,861 shares held in treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS


                                                                            Page

Part I   Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                      3

                  Consolidated Balance Sheets                              5

                  Consolidated Statements of Changes in
                    Stockholders' Equity                                   6

                  Consolidated Statements of Cash Flows                    7

                  Notes to Consolidated Financial Statements               9

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   11

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                          14

Part II  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders     15

         Item 6.  Exhibits and Reports on Form 8-K                        16

Signatures                                                                17

Index to Exhibits                                                         18

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 26, 2000          November 28, 1999
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................          $  931,958                $  848,231
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................             298,361                   271,802
     Restaurant labor.......................................             302,908                   280,310
     Restaurant expenses....................................             135,857                   126,910
                                                                      ----------                ----------
       Total Cost of Sales..................................          $  737,126                $  679,022
   Selling, general and administrative......................             105,955                    94,208
   Depreciation and amortization............................              35,789                    31,771
   Interest, net............................................               7,777                     5,265
                                                                      ----------                ----------
         Total Costs and Expenses...........................          $  886,647                $  810,266
                                                                      ----------                ----------

Earnings before Income Taxes................................              45,311                    37,965
Income Taxes................................................             (15,770)                  (13,511)
                                                                      ----------                ----------

Net Earnings................................................          $   29,541                $   24,454
                                                                      ==========                ==========

Net Earnings per Share:
    Basic...................................................          $     0.25                $     0.19
                                                                      ==========                ==========
   Diluted..................................................          $     0.24                $     0.18
                                                                      ==========                ==========

Average Number of Common Shares Outstanding:
    Basic...................................................             119,800                   130,800
                                                                      ==========                ==========
   Diluted..................................................             123,700                   134,500
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                             Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 26, 2000          November 28, 1999
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................          $ 1,950,163               $ 1,777,622
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................              629,398                   570,630
     Restaurant labor.......................................              621,539                   575,723
     Restaurant expenses....................................              275,359                   258,737
                                                                      -----------               -----------
       Total Cost of Sales..................................          $ 1,526,296               $ 1,405,090
   Selling, general and administrative......................              205,242                   188,358
   Depreciation and amortization............................               71,425                    63,141
   Interest, net............................................               14,051                     9,841
                                                                      -----------               -----------
         Total Costs and Expenses...........................          $ 1,817,014               $ 1,666,430
                                                                      -----------               -----------

Earnings before Income Taxes................................              133,149                   111,192
Income Taxes................................................              (46,687)                  (39,425)
                                                                      -----------               -----------

Net Earnings................................................          $    86,462               $    71,767
                                                                      ===========               ===========

Net Earnings per Share:
    Basic...................................................          $      0.72               $      0.55
                                                                      ===========               ===========
    Diluted.................................................          $      0.70               $      0.53
                                                                      ===========               ===========


Average Number of Common Shares Outstanding:
   Basic....................................................              120,700                   131,500
                                                                      ===========               ===========
   Diluted..................................................              124,100                   135,500
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                  November 26, 2000            May 28, 2000
--------------------------------------------------------------------------------------------------------------------

                            ASSETS
Current Assets:
   Cash and cash equivalents................................       $        7,753             $      26,102
   Receivables..............................................               35,214                    27,962
   Inventories..............................................              207,850                   142,187
   Net assets held for disposal.............................               12,749                    19,614
   Prepaid expenses and other current assets................               17,964                    26,525
   Deferred income taxes....................................               49,915                    48,070
                                                                   --------------             -------------
     Total Current Assets...................................       $      331,445             $     290,460
Land, Buildings and Equipment...............................            1,662,370                 1,578,541
Other Assets................................................              104,449                   102,422
                                                                   --------------             -------------

       Total Assets.........................................       $    2,098,264             $   1,971,423
                                                                   ==============             =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.........................................       $      144,209             $     140,487
   Short-term debt..........................................               89,300                   115,000
   Current portion of long-term debt........................                2,514                     2,513
   Accrued payroll..........................................               66,674                    77,805
   Accrued income taxes.....................................               18,314                    33,256
   Other accrued taxes......................................               26,289                    25,524
   Other current liabilities................................              205,946                   212,302
                                                                   --------------             -------------
     Total Current Liabilities..............................       $    553,246               $     606,887
Long-term Debt..............................................              447,739                   304,073
Deferred Income Taxes.......................................               79,790                    79,102
Other Liabilities...........................................               20,849                    20,891
                                                                   --------------             -------------
       Total Liabilities...................................        $    1,101,624             $   1,010,953
                                                                   --------------             -------------

Stockholders' Equity:
   Common stock and surplus.................................       $    1,384,947             $   1,351,707
   Retained earnings........................................              426,275                   344,579
   Treasury stock...........................................             (747,869)                 (666,837)
   Accumulated other comprehensive income...................              (13,136)                  (12,457)
   Unearned compensation....................................              (53,577)                  (56,522)
                                                                   --------------             -------------
       Total Stockholders' Equity..........................        $      996,640             $     960,470
                                                                   --------------             -------------

       Total Liabilities and Stockholders' Equity...........       $    2,098,264             $   1,971,423
                                                                   ==============             =============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Twenty-Six Weeks Ended November 26, 2000 and November 28, 1999
                                 (In Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000.................... $1,351,707   $344,579    $(666,837)    $(12,457)      $(56,522)     $960,470
Comprehensive income:
   Net earnings............................                86,462                                                 86,462
   Other comprehensive income, foreign
     currency adjustment...................                                            (679)                        (679)
                                                                                                                ------------
       Total comprehensive income..........                                                                       85,783
Cash dividends declared....................                (4,766)                                                (4,766)
Stock option exercises (1,960 shares)......     19,985                                                            19,985
Issuance of restricted stock (358 shares),
net of forfeiture adjustments..............      3,941                   1,035                      (5,040)          (64)
Earned compensation........................                                                          2,035         2,035
ESOP note receivable repayments............                                                          5,950         5,950
Income tax benefit credited to equity......      8,625                                                             8,625
Purchases of common stock for treasury
   (4,483 shares)..........................                            (83,223)                                  (83,223)
Issuance of treasury stock under Employee
Stock Purchase and other plans (122 shares)        689                   1,156                                     1,845

----------------------------------------------------------------------------------------------------------------------------
Balance at November 26, 2000                $1,384,947   $426,275    $(747,869)    $(13,136)      $(53,577)     $996,640
----------------------------------------------------------------------------------------------------------------------------

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
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 1999....................  $1,328,796  $178,008     $(466,902)     $(12,115)     $(63,751)     $964,036
Comprehensive income:
   Net earnings............................                71,767                                                  71,767
   Other comprehensive income, foreign
    currency Adjustment....................                                               135                         135
                                                                                                                ------------
       Total comprehensive income..........                                                                        71,902
Cash dividends declared....................                (5,227)                                                 (5,227)
Stock option exercises (816 shares)........       7,479                                                             7,479
Issuance of restricted stock  (179 shares),
net of forfeiture adjustments..............       2,529                                              (2,536)           (7)
Earned compensation........................                                                           1,449         1,449
ESOP note receivable repayments............                                                           2,750         2,750
Income tax benefit credited to equity......       4,109                                                             4,109
Proceeds from issuance of equity put options      1,139                                                             1,139
Purchases of common stock for treasury
   (4,199 shares)..........................                             (83,473)                                  (83,473)
Issuance of treasury stock under Employee
Stock Purchase Plan (110 shares)...........         938                   1,042                                     1,980
--------------------------------------------------------------------------------------------------------------------------------
Balance at November 28, 1999                 $1,344,990  $244,548     $(549,333)     $(11,980)     $(62,088)     $966,137
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 26, 2000          November 28, 1999
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings..............................................        $    29,541                $   24,454
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................             35,789                    31,771
     Amortization of unearned compensation and loan costs....              1,773                     1,343
     Change in current assets and liabilities................            (96,310)                  (65,972)
     Change in other liabilities ............................                 39                      (178)
     (Gain) loss on disposal of land, buildings and equipment               (520)                      362
     Deferred income taxes...................................                100                     5,538
       Income tax benefit credited to equity.................              6,509                       748
     Other, net..............................................                 51                       146
                                                                     -----------                ----------
       Net Cash Used by Operating Activities.................        $   (23,028)               $   (1,788)
                                                                     -----------                ----------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment................            (75,970)                  (66,329)
   Purchases of intangibles..................................             (1,860)                     (778)
   Decrease (increase) in other assets.......................              1,613                      (265)
   Proceeds from disposal of land, buildings and
     equipment (including net assets held for disposal)......              4,237                     5,646
                                                                     -----------                ----------
       Net Cash Used by Investing Activities.................        $   (71,980)               $  (61,726)
                                                                     -----------                ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................             15,712                     3,075
   Dividends paid............................................             (4,766)                   (5,227)
   Purchases of treasury stock...............................            (25,801)                  (56,048)
   ESOP note receivable repayment............................              3,000                     2,150
   (Decrease) increase in short-term debt....................            (63,000)                  111,700
   Proceeds from issuance of long-term debt..................            149,539
   Repayment of long-term debt...............................             (3,000)                   (2,150)
   Payment of loan costs.....................................             (1,304)                     (324)
                                                                     -----------                ----------
       Net Cash Provided by Financing Activities.............        $    70,380                $   53,176
                                                                     -----------                ----------

Decrease in Cash and Cash Equivalents........................            (24,628)                  (10,338)
Cash and Cash Equivalents - Beginning of Period..............             32,381                    30,285
                                                                     -----------                ----------

Cash and Cash Equivalents - End of Period....................        $     7,753                $   19,947
                                                                     ===========                ==========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables...............................................             (7,806)                   17,962
   Refundable income taxes, net..............................                                       (4,347)
   Inventories...............................................            (34,407)                  (22,769)
   Prepaid expenses and other current assets.................                156                    (3,416)
   Accounts payable..........................................            (20,692)                  (35,806)
   Accrued payroll...........................................              1,267                     1,039
   Accrued income taxes......................................            (44,868)                  (18,923)
   Other accrued taxes.......................................             (1,990)                   (3,767)
   Other current liabilities.................................             12,030                     4,055
                                                                     -----------                ----------
       Change in Current Assets and Liabilities..............        $   (96,310)               $  (65,972)
                                                                     ============               ==========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                           Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 26, 2000          November 28, 1999
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings..............................................        $    86,462                $   71,767
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................             71,425                    63,141
     Amortization of unearned compensation and loan costs....              3,404                     2,749
     Change in current assets and liabilities................            (91,061)                 (116,456)
     Change in other liabilities ............................                (42)                     (102)
     Loss on disposal of land, buildings and equipment.......                 19                       576
     Deferred income taxes...................................             (1,157)                   10,613
       Income tax benefit credited to equity.................              8,625                     4,109
     Other, net..............................................                (36)                      527
                                                                     -----------                ----------
       Net Cash Provided by Operating Activities.............        $    77,639                $   36,924
                                                                     -----------                ----------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment................           (158,192)                 (106,931)
   Purchases of intangibles..................................             (2,777)                   (1,361)
   Decrease in other assets..................................                 98                     1,006
   Proceeds from disposal of land, buildings and
     equipment (including net assets held for disposal)......              8,813                    12,719
                                                                     -----------                ----------
       Net Cash Used by Investing Activities.................        $ (152,058)                $  (94,567)
                                                                     -----------                ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................             21,677                     9,321
   Dividends paid............................................             (4,766)                   (5,227)
   Purchases of treasury stock...............................            (83,223)                  (83,473)
   ESOP note receivable repayment............................              5,950                     2,750
   (Decrease) increase in short-term debt....................            (25,700)                  115,200
   Proceeds from issuance of long-term debt..................            149,539
   Repayment of long-term debt...............................             (5,956)                   (2,756)
   Payment of loan costs.....................................             (1,451)                     (324)
   Proceeds from issuance of equity put options..............           ________                     1,139
                                                                                                ----------
       Net Cash Provided by Financing Activities.............        $    56,070                $   36,630
                                                                     -----------                ----------

Decrease in Cash and Cash Equivalents........................            (18,349)                  (21,013)
Cash and Cash Equivalents - Beginning of Period..............             26,102                    40,960
                                                                     -----------                ----------

Cash and Cash Equivalents - End of Period....................        $     7,753                $   19,947
                                                                     ===========                ==========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables...............................................             (7,252)                   15,692
   Refundable income taxes, net..............................                                       (4,347)
   Inventories...............................................            (68,286)                  (71,146)
   Prepaid expenses and other current assets.................                338                    (5,626)
   Accounts payable..........................................              3,722                   (24,329)
   Accrued payroll...........................................            (11,131)                   (9,280)
   Accrued income taxes......................................            (14,942)                  (16,544)
   Other accrued taxes.......................................                765                    (3,159)
   Other current liabilities.................................              5,725                     2,283
                                                                     -----------                ----------
       Change in Current Assets and Liabilities..............        $   (91,061)               $ (116,456)
                                                                     ============               ==========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.    Background

     These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 28, 2000. The accounting policies used in preparing these consolidated financial statements are the same as those described in our annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Note 2.    Consolidated Statements of Cash Flows

     During the thirteen and twenty-six weeks ended November 26, 2000, Darden paid $43 and $9,700 respectively, for interest (net of amount capitalized) and $54,330 and $55,181 respectively, for income taxes. During the thirteen and twenty-six weeks ended November 28, 1999, Darden paid $1,263 and $9,165, respectively, for interest (net of amount capitalized) and $30,265 and $46,539, respectively, for income taxes.

Note 3.    Net Earnings Per Share

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 2,503,099 and 2,641,171 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2000 and November 28, 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 3,475,132 and 2,629,941 shares of common stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended November 26, 2000 and November 28, 1999, respectively, for the same reason.


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

     A summary of restructuring liability activity for the six months ended November 26, 2000 is as follows:

   Balance at May 28, 2000.....................................       $  8,564
   Cash Payments:
    Carrying costs and employee severance payments............            (765)
    Lease payments including lease buy-outs...................            (853)
                                                                      --------
   Balance at November 26, 2000................................       $  6,946
                                                                      ========

                            DARDEN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 5.      Long-term Debt

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and twenty-six weeks ended November 26, 2000 and November 28, 1999.

                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               November 26,      November 28,     November 26,      November 28,
                                                   2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------------

Sales.....................................        100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage....................         32.0              32.1              32.3             32.1
     Restaurant labor.....................         32.5              33.0              31.9             32.4
     Restaurant expenses..................         14.6              15.0              14.1             14.5
                                                  -----             -----             -----            -----
       Total Cost of Sales................         79.1%             80.1%             78.3%            79.0%
   Selling, general and administrative....         11.4              11.1              10.5             10.6
   Depreciation and amortization..........          3.8               3.7               3.7              3.6
   Interest, net..........................          0.8               0.6               0.7              0.6
                                                  -----             -----             -----            -----
         Total Costs and Expenses.........         95.1%             95.5%             93.2%            93.8%
                                                  -----             -----             -----            -----

Earnings before Income Taxes..............          4.9               4.5               6.8              6.2
Income Taxes..............................         (1.7)             (1.6)             (2.4)            (2.2)
                                                  -----             -----             -----            -----

Net Earnings..............................          3.2%              2.9%              4.4%             4.0%
                                                  =====             =====             =====            =====

--------------------------------------------------------------------------------------------------------------------

Results of Operations

     For the fiscal 2001 second quarter ended November 26, 2000, earnings after tax were $29.5 million or 24 cents per diluted share, compared to earnings after tax of $24.5 million or 18 cents per diluted share in the second quarter of fiscal 2000. The increase in second quarter earnings was primarily attributable to strong same-restaurant sales growth at both Red Lobster and Olive Garden. Sales of $932.0 million for the second quarter were 9.9% higher than last year's second quarter.

     For the first six months of fiscal 2001, net earnings were $86.5 million or 70 cents per diluted share, compared to $71.8 million or 53 cents per diluted share in the same fiscal 2000 period. Sales approximating $1.95 billion for the first six months of fiscal 2001 were 9.7% higher than last year.

     Food and beverage costs for the quarter were 32.0% of sales, which is comparable to last year's 32.1% of sales. Restaurant labor decreased to 32.5% of sales compared to last year's 33.0% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.6% of sales compared to 15.0% last year primarily due to the fixed component of these expenses which are not impacted by higher sales volumes. The increase in second quarter selling, general and administrative expense to 11.4% of sales compared to 11.1% of sales last year was primarily attributable to increased marketing expenses associated with brand marketing efforts during the Olympics. Depreciation and amortization expense as a percentage of sales increased from 3.7% to 3.8% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.8% of sales compared to 0.6% last year due primarily to higher debt levels.

     The effective tax rate for the second quarter of fiscal 2001 was 34.8% compared to 35.6% in last year's second quarter. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and deductions that were not available last year.

     Food and beverage costs for the first six months of fiscal 2001 were 32.3% of sales, compared to 32.1% of sales last year primarily attributable to higher product costs. Restaurant labor decreased to 31.9% of sales compared to last year's 32.4% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.1% of sales compared to 14.5% last year primarily as a result of higher sales volumes and the fixed component of these expenses which are not impacted by higher sales volumes. Selling, general and administrative expense amounting to 10.5% of sales was comparable to last year's 10.6% of sales. Depreciation and amortization expense as a percentage of sales increased to 3.7% from 3.6% last year primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.7% of sales compared to 0.6% last year primarily due to higher debt levels.

     The effective tax rate for the first six months of fiscal 2001 was 35.1% compared to 35.5% last year. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and deductions that were not available last year.

Division Results

     Red Lobster sales of $503.1 million were 8.9% above last year's second quarter. Same-restaurant sales in the United States were up 8.4% for the quarter, marking the twelfth consecutive quarter of same-restaurant sales increases. Second quarter operating profits improved over the prior year primarily as a result of the increased sales and lower restaurant labor and restaurant expenses as a percentage of sales. Through the first six months of fiscal 2001, Red Lobster's sales increased 7.7% to $1.1 billion and same-restaurant sales in the United States increased by 7.2%.

     Olive Garden continued its positive momentum in the second quarter of fiscal 2001 with a 8.4% increase in sales to $407.4 million. Same-restaurant sales in the United States increased 7.2%, representing the twenty-fifth consecutive quarter of same-restaurant sales increases. Second quarter operating profits improved over the prior year primarily as a result of increased sales and lower restaurant labor and restaurant expenses as a percentage of sales. Through the first six months of fiscal 2001, Olive Garden sales increased 9.3% to $843.4 million and same-restaurant sales in the United States increased by 8.0%.

     Bahama Breeze continues to produce strong sales at each of its fifteen restaurants. Two additional restaurants have opened since the end of the second quarter. At least seven more openings are planned for fiscal 2001.

     Restaurant sales at Smokey Bones BBQ, Darden's latest test concept, continue to exceed management's initial expectations. Two new restaurants opened in Columbus, OH and Albany, NY, bringing the total number of restaurants in operation to four. Five additional restaurant openings are planned for fiscal 2001.
                                       12

     The table below details the number of restaurants open at the end of the second quarter of fiscal 2001, compared with the number open at the end of May 2000 and the end of last fiscal year's second quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                 November 26, 2000        May 28, 2000         November 28, 1999
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA...........................                   620              622                    618
Red Lobster - Canada........................                    32               32                     32
                                                            ------            -----                  -----
     Total..................................                   652              654                    650

Olive Garden - USA..........................                   463              464                    458
Olive Garden - Canada.......................                     5                5                      5
                                                            ------            -----                  -----
     Total..................................                   468              469                    463

Bahama Breeze...............................                    15               14                      8

Smokey Bones BBQ............................                     4                2                      1
                                                            ------            -----                  -----

     Total..................................                 1,139            1,139                  1,122
                                                            ======            =====                  =====

--------------------------------------------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources

     Cash and cash equivalents totaled $7.8 million as of November 26, 2000, down from $26.1 million at May 28, 2000. The decrease is principally a result of Company restaurants being closed for the Thanksgiving holiday as well as the timing of checks being issued as of the end of the current quarter in comparison to May 28, 2000.

     Inventories totaled $207.9 million as of November 26, 2000, up from $142.2 million at May 28, 2000. The increase results from typical increases in seafood inventory levels during the first half of the year due to availability and upcoming promotions. The additional seafood is expected to be used during the current fiscal year.

     Short-term debt totaled $89.3 million as of November 26, 2000, down from $115.0 million at May 28, 2000. Long-term debt, including its current portion, totaled $450.3 million as of November 26, 2000, up from $306.6 million at May 28, 2000. The increase in long-term debt is a result of the Company issuing $150.0 million of unsecured debt in the second quarter of fiscal 2001. This issuance was used to repay short-term debt which has since increased primarily as a result of continued share repurchase activity and increased spending on land, buildings and equipment.

     Capital expenditures were $76.0 million for the second quarter of fiscal 2001 compared to $66.3 million in last year's second quarter. For the first six months of fiscal 2001, capital expenditures were $158.2 million, compared to $106.9 million in the same period last year. The increased expenditures resulted primarily from new restaurant growth as well as remodeling activity.

     Treasury stock purchases totaled $25.8 million in the second quarter of fiscal 2001 compared to $56.0 million in last year's second quarter. For the first six months of fiscal 2001, treasury stock purchases totaled $83.2 million, compared to $83.5 million in the same period last year.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. These risks and uncertainties include competition, economic and market conditions, changes in food and other costs, importance of locations, effects of government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in Exhibit 99 filed with the Company's annual report on Form 10K for the fiscal year ended May 28, 2000, and incorporated into this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the information provided in our annual report or Form 10-K for the fiscal year ended May 28, 2000.

PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     Information contained on pages 4 through 13 of the Company's Proxy Statement dated August 8, 2000, filed with the Securities and Exchange Commission as of August 8, 2000, describing matters submitted to a vote at the Annual Meeting of Shareholders on September 20, 2000, is incorporated by reference in this report.

         (a)      The Annual Meeting of Shareholders was held on September 20,
                  2000.

         (b) The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. All nominees described in the Proxy Statement, referenced above, were elected.

         (c) At the Annual Meeting, the Shareholders took the following actions:

                  (i)      Elected the following twelve directors:

                           Bradley D. Blum           For             109,464,481
                                                     Withheld            598,524

                           Daniel B. Burke           For             109,433,053
                                                     Withheld            629,952

                           Odie C. Donald            For             109,506,064
                                                     Withheld            556,941

                           Julius Erving, II         For             109,408,130
                                                     Withheld            654,875

                           Joe R. Lee                For             109,499,686
                                                     Withheld            563,319

                           Richard E. Rivera         For             109,518,458
                                                     Withheld            544,547

                           Michael D. Rose           For             109,356,309
                                                     Withheld            706,696

                           Hector de J. Ruiz         For             109,526,289
                                                     Withheld            536,716

                           Maria A. Sastre           For             109,521,578
                                                     Withheld            541,427

                           Jack A. Smith             For             109,405,979
                                                     Withheld            657,026

                           Blaine Sweatt, III        For             109,504,178
                                                     Withheld            558,827

                           Rita Wilson               For             108,618,767
                                                     Withheld          1,444,238
                                       15

                  (ii) Approved appointment of KPMG LLP as independent auditor.

                           For                     109,193,339
                           Against                     229,633
                           Abstain                     640,033

                  (iii) Approved the Darden Restaurants, Inc. Management and Professional Incentive Plan, as further described in that portion of the Proxy Statement referenced above.

                           For                     103,670,372
                           Against                   4,908,723
                           Abstain                   1,483,910



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12    Computation of Ratio of Consolidated Earnings to
                                  Fixed Charges

         (b)      Reports on Form 8-K.

                  On August 31, 2000, the Company filed a current report on Form 8-K to announce the agreement of Registrant to sell $150,000,000 principal amount of its 8.375% Senior Notes due 2005, which are subject to a Registration Statement on Form S-3 filed by the Registrant with the Securities and Exchange Commission.

                  On September 22, 2000, the Company filed a current report on Form 8-K to announce record quarter sales and earnings per share, the declaration of a semi-annual dividend of 4 cents, the appointment of Alan Palmieri as Executive Vice President of Operations for Bahama Breeze, and the promotion of Laurie Burns to Senior Vice President, Development of Darden Restaurants, Inc.

                  On November 13, 2000, the Company filed a current report on Form 8-K to announce the establishment of a program for the issue and sale from time to time of up to $350,000,000 aggregate initial offering price (or the equivalent thereof if denominated in one or more foreign currencies or foreign composite currency units) of its Medium-Term Notes, Series A (the Notes).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DARDEN RESTAURANTS, INC.


Dated:   January 8, 2001             By:  /s/ Paula J. Shives
                                         ---------------------------------------
                                         Paula J. Shives
                                         Senior Vice President,
                                         General Counsel and Secretary


Dated:   January 8, 2001             By:  /s/ Clarence Otis, Jr.
                                         ---------------------------------------
                                         Clarence Otis, Jr.
                                         Senior Vice President,
                                         Chief Financial Officer
                                         (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number          Exhibit Title                                              Page

  12            Computation of Ratio of Consolidated Earnings to
                Fixed Charges                                               19