Form 10-Q
period 2001-02-25
DARDEN RESTAURANTS INC
filed 2001-04-05
CIK 940944

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


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 25, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes   [ ] No
--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares of common stock outstanding as of March 28, 2001:
118,067,688 (excluding 50,597,477 shares held in treasury).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS


                                                                     Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                  3

                  Consolidated Balance Sheets                          5

                  Consolidated Statements of Changes in
                   Stockholders' Equity                                6

                  Consolidated Statements of Cash Flows                7

                  Notes to Consolidated Financial Statements           9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                         13

Part II -         Other Information

         Item 6.  Exhibits and Reports on Form 8-K                    14

Signatures                                                            15

Index to Exhibits                                                     16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)



                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 25, 2001          February 27, 2000
--------------------------------------------------------------------------------------------------------------------

Sales........................................................       $   988,635               $   917,505
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................           313,242                   295,289
     Restaurant labor........................................           313,930                   295,247
     Restaurant expenses.....................................           141,897                   123,615
                                                                     ----------               -----------
       Total Cost of Sales...................................          $769,069               $   714,151
   Selling, general and administrative.......................            98,455                    91,003
   Depreciation and amortization.............................            37,092                    32,990
   Interest, net.............................................             8,528                     6,646
                                                                     ----------               -----------
         Total Costs and Expenses............................          $913,144               $   844,790
                                                                     -----------              -----------

Earnings before Income Taxes.................................            75,491                    72,715
Income Taxes.................................................           (25,964)                  (25,823)
                                                                     -----------              -----------

Net Earnings.................................................      $     49,527               $    46,892
                                                                   ============               ===========

Net Earnings per Share:
   Basic.....................................................      $       0.41               $      0.37
                                                                   ============               ===========
   Diluted...................................................      $       0.40               $      0.36
                                                                   ============               ===========

Average Number of Common Shares Outstanding:
   Basic.....................................................           119,800                   127,700
                                                                   ============               ===========
   Diluted...................................................           124,000                   130,500
                                                                   ============               ===========



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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                             Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 25, 2001          February 27, 2000
--------------------------------------------------------------------------------------------------------------------

Sales........................................................        $  2,938,798              $  2,695,127
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................             942,640                   865,919
     Restaurant labor........................................             935,469                   870,970
     Restaurant expenses.....................................             417,198                   382,222
                                                                     ------------              ------------
       Total Cost of Sales...................................        $  2,295,307              $  2,119,111
   Selling, general and administrative.......................             303,755                   279,491
   Depreciation and amortization.............................             108,517                    96,131
   Interest, net.............................................              22,579                    16,487
                                                                     ------------              ------------
         Total Costs and Expenses............................          $2,730,158                $2,511,220
                                                                     ------------              ------------

Earnings before Income Taxes.................................             208,640                   183,907
Income Taxes.................................................             (72,651)                  (65,248)
                                                                     ------------             -------------

Net Earnings.................................................          $  135,989              $    118,659
                                                                     ============              ============

Net Earnings per Share:
   Basic.....................................................        $       1.13              $       0.91
                                                                     ============              ============
   Diluted...................................................        $       1.10              $       0.89
                                                                     ============              ============

Average Number of Common Shares Outstanding:
   Basic.....................................................             120,400                   130,200
                                                                     ============              ============
   Diluted...................................................             124,100                   133,800
                                                                     ============              ============



--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                  February 25, 2001            May 28, 2000
--------------------------------------------------------------------------------------------------------------------

                            ASSETS

Current Assets:
   Cash and cash equivalents.................................      $       29,297             $      26,102
   Receivables...............................................              35,105                    27,962
   Inventories...............................................             208,041                   142,187
   Net assets held for disposal..............................              10,884                    19,614
   Prepaid expenses and other current assets.................              16,230                    26,525
   Deferred income taxes.....................................              49,489                    48,070
                                                                   --------------             -------------
     Total Current Assets....................................      $      349,046             $     290,460
Land, Buildings and Equipment................................           1,709,729                 1,578,541
Other Assets.................................................             107,980                   102,422
                                                                   --------------             -------------

         Total Assets........................................      $    2,166,755             $   1,971,423
                                                                   ==============             =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................      $      144,205              $    140,487
   Short-term debt...........................................              82,000                   115,000
   Current portion of long-term debt.........................               2,514                     2,513
   Accrued payroll...........................................              78,069                    77,805
   Accrued income taxes......................................              40,969                    33,256
   Other accrued taxes.......................................              26,534                    25,524
   Other current liabilities.................................             232,042                   212,302
                                                                   --------------             -------------
     Total Current Liabilities...............................      $      606,333             $     606,887
Long-term Debt...............................................             446,117                   304,073
Deferred Income Taxes........................................              80,274                    79,102
Other Liabilities............................................              20,444                    20,891
                                                                   --------------             -------------
          Total Liabilities..................................      $    1,153,168             $   1,010,953
                                                                   --------------             -------------

Stockholders' Equity:
   Common stock and surplus..................................      $    1,390,951             $   1,351,707
   Retained earnings.........................................             475,802                   344,579
   Treasury stock............................................            (789,332)                 (666,837)
   Accumulated other comprehensive income....................             (12,974)                  (12,457)
   Unearned compensation.....................................             (50,860)                  (56,522)
                                                                  ---------------            --------------
          Total Stockholders' Equity.........................      $    1,013,587             $     960,470
                                                                  ---------------             --------------

          Total Liabilities and Stockholders' Equity.........      $    2,166,755             $   1,971,423
                                                                   ==============             =============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY For the Thirty-Nine Weeks
                  Ended February 25, 2001 and February 27, 2000
                                 (In Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                               Common                             Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000.................... $1,351,707   $344,579   $(666,837)    $ (12,457)     $(56,522)      $ 960,470
Comprehensive income:
   Net earnings............................               135,989                                                 135,989
   Other comprehensive income, foreign
   currency adjustment.....................                                            (517)                         (517)
                                                                                                                ---------
       Total comprehensive income..........                                                                       135,472
Cash dividends declared....................                (4,766)                                                 (4,766)

Stock option exercises (2,289 shares).....      23,758                                                             23,758
Issuance of restricted stock  (293 shares),
net of forfeiture adjustments..............      3,941                  1,035                      (5,040)            (64)
Earned compensation........................                                                         3,077           3,077
ESOP note receivable repayments............                                                         7,625           7,625
Income tax benefit credited to equity......     10,324                                                             10,324
Purchases of common stock for treasury
   (6,433 shares) .........................                           (125,231)                                  (125,231)
Issuance of treasury stock under Employee
Stock Purchase and other plans (184 shares)      1,221                   1,701                                      2,922
----------------------------------------------------------------------------------------------------------------------------
Balance at February 25, 2001                $1,390,951   $475,802   $ (789,332)   $  (12,974)    $ (50,860)     $1,013,587
----------------------------------------------------------------------------------------------------------------------------

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
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 1999.................... $1,328,796   $178,008    $(466,902)   $ (12,115)       $(63,751)   $  964,036

Comprehensive income:
   Net earnings............................               118,659                                                 118,659
   Other comprehensive income, foreign
   currency adjustment.....................                                             298                           298
                                                                                                                  -------
       Total comprehensive income..........                                                                       118,957
Cash dividends declared....................                (5,227)                                                 (5,227)
Stock option exercises (974 shares)........      8,992                                                              8,992
Issuance of restricted stock  (220 shares),
net of forfeiture adjustments..............      3,563                                               (3,590)          (27)
Earned compensation........................                                                          2,344          2,344
ESOP note receivable repayments............                                                          4,850          4,850
Income tax benefit credited to equity......      4,627                                                              4,627
Proceeds from issuance of equity put options     1,814                                                              1,814
Purchases of common stock for treasury
   (8,128 shares)..........................                           (148,252)                                  (148,252)
Issuance of treasury stock under Employee
Stock Purchase Plan (180 shares)............     1,475                   1,561                                      3,036
----------------------------------------------------------------------------------------------------------------------------
Balance at February 27, 2000                $1,349,267   $291,440    $(613,593)    $ (11,817)      $(60,147)    $ 955,150

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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 25, 2001      February 27, 2000
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................          $  49,527             $   46,892
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................             37,092                 32,990
     Amortization of unearned compensation and loan costs..........              1,785                  1,540
     Change in current assets and liabilities......................             62,175                 45,844
     Change in other liabilities ..................................               (405)                    46
     Loss on disposal of land, buildings and equipment.............              1,327                    549
     Deferred income taxes.........................................                910                  2,521
       Income tax benefit credited to equity.......................              1,699                    518
     Other, net....................................................                 49                   (379)
                                                                             ---------               --------
       Net Cash Provided by Operating Activities...................          $ 154,159               $130,521
                                                                             ---------               --------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment......................            (86,736)               (85,419)
   Purchases of intangibles........................................             (4,279)                  (485)
   Increase in other assets........................................               (242)                (2,953)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................              3,324                  4,014
                                                                             ---------               --------
       Net Cash Used by Investing Activities.......................          $ (87,933)              $(84,843)
                                                                             ----------              ---------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................              4,827                  2,549
   Purchases of treasury stock.....................................            (42,008)               (64,779)
   ESOP note receivable repayment..................................              1,675                  2,100
   (Decrease) increase in short-term debt..........................             (7,300)                16,300
   Repayment of long-term debt.....................................             (1,675)                (2,100)
   Proceeds from issuance of equity put options....................                                       675
   Payment of loan costs...........................................               (201)                   (25)
                                                                             ---------               --------
       Net Cash Used by Financing Activities.......................          $ (44,682)              $(45,280)
                                                                             ---------               --------

Increase in Cash and Cash Equivalents..............................             21,544                    398
Cash and Cash Equivalents - Beginning of Period....................              7,753                 19,947
                                                                           -----------              ---------

Cash and Cash Equivalents - End of Period..........................          $  29,297              $  20,345
                                                                             =========              =========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables.....................................................                109                (24,695)
   Refundable income taxes, net....................................                                     4,347
   Inventories.....................................................                125                 10,460
   Prepaid expenses and other current assets.......................              1,734                  2,328
   Accounts payable................................................                 (4)                 4,203
   Accrued payroll.................................................             11,395                  9,805
   Accrued income taxes............................................             22,655                 16,683
   Other accrued taxes.............................................                245                    374
   Other current liabilities.......................................             25,916                 22,339
                                                                             ---------              ---------
     Change in Current Assets and Liabilities......................          $  62,175              $  45,844
                                                                             =========              =========

--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 25, 2001      February 27, 2000
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................           $135,989               $118,659
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................            108,517                 96,131
     Amortization of unearned compensation and loan costs..........              5,189                  4,289
     Change in current assets and liabilities......................            (28,886)               (70,612)
     Change in other liabilities ..................................               (447)                   (56)
     Loss on disposal of land, buildings and equipment.............              1,346                  1,125
     Deferred income taxes.........................................               (247)                13,134
       Income tax benefit credited to equity.......................             10,324                  4,627
     Other, net....................................................                 13                    148
                                                                              --------               --------
       Net Cash Provided by Operating Activities...................           $231,798               $167,445
                                                                              --------               --------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment......................           (244,714)              (192,350)
   Purchases of intangibles........................................             (7,056)                (1,846)
   Increase in other assets........................................               (144)                (1,947)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................             11,923                 16,733
                                                                              --------               --------
       Net Cash Used by Investing Activities.......................          $(239,991)             $(179,410)
                                                                             ==========             =========

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................             26,504                 11,870
   Dividends paid..................................................             (4,766)                (5,227)
   Purchases of treasury stock.....................................           (125,231)              (148,252)
   ESOP note receivable repayments.................................              7,625                  4,850
   (Decrease) increase in short-term debt..........................            (33,000)               131,500
    Proceeds from issuance of long-term debt.......................            149,539
   Repayment of long-term debt.....................................             (7,631)                (4,856)
   Payment of loan costs...........................................             (1,652)                  (349)
   Proceeds from issuance of equity put options....................           ________                  1,814
                                                                                                    ----------
       Net Cash Provided by (Used by) Financing Activities.........          $  11,388              $  (8,650)
                                                                             ---------              ----------

Increase (Decrease) in Cash and Cash Equivalents...................              3,195                (20,615)
Cash and Cash Equivalents - Beginning of Period....................             26,102                 40,960
                                                                             ---------              ---------

Cash and Cash Equivalents - End of Period..........................          $  29,297              $  20,345
                                                                             =========              =========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................             (7,143)                (9,003)
   Inventories.....................................................            (68,161)               (60,686)
   Prepaid expenses and other current assets.......................              2,072                 (3,298)
   Accounts payable................................................              3,718                (20,126)
   Accrued payroll.................................................                264                    525
   Accrued income taxes............................................              7,713                    139
   Other accrued taxes.............................................              1,010                 (2,785)
   Other current liabilities.......................................             31,641                 24,622
                                                                             ---------             ----------
     Change in Current Assets and Liabilities......................          $ (28,886)            $  (70,612)
                                                                             ==========            ===========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.   Background

     These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2001.

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

Note 2.   Consolidated Statements of Cash Flows

         During the thirteen and thirty-nine weeks ended February 25, 2001, Darden paid $8,364 and $18,064, respectively, for interest (net of amount capitalized) and $801 and $55,982, respectively, for income taxes. During the thirteen and thirty-nine weeks ended February 27, 2000, Darden paid $9,323 and $18,488, respectively, for interest (net of amount capitalized) and $1,671 and $48,210, respectively, for income taxes.

Note 3.   Net Earnings Per Share

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 29,667 and 3,725,249 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 25, 2001 and February 27, 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 2,524,418 and 3,597,926 shares of common stock were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended February 25, 2001 and February 27, 2000, respectively, for the same reason.

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

                            DARDEN RESTAURANTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

A summary of restructuring liability activity for the nine months ended February 25, 2001 is as follows:

  Balance at May 28, 2000..........................................  $ 8,564
  Cash Payments:
    Carrying costs and employee severance payments.................   (1,027)
    Lease payments including lease buy-outs........................   (1,450)
                                                                     -------
  Balance at February 25, 2001.....................................  $ 6,087
                                                                     =======

Note 5.  Long-term Debt

     On July 13, 2000, the Company filed a registration statement with the Securities and Exchange Commission. The purpose of the filing was to register $500,000 of debt securities using a shelf registration process. Under this process, the Company may offer, from time to time, up to $500,000 of debt securities. On September 5, 2000, the Company issued $150,000 of unsecured 8.375% senior notes due in September 2005. Proceeds from the issuance were used to repay short-term debt.
                                       10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 25, 2001 and February 27, 2000.

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 25,      February 27,     February 25,      February 27,
                                                   2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------------

Sales......................................       100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.....................        31.7              32.2              32.1             32.1
     Restaurant labor......................        31.8              32.2              31.8             32.3
     Restaurant expenses...................        14.3              13.4              14.2             14.2
                                                  -----            ------             -----           ------
       Total Cost of Sales.................        77.8%             77.8%             78.1%            78.6%
   Selling, general and administrative.....        10.0              10.0              10.3             10.4
   Depreciation and amortization...........         3.7               3.6               3.7              3.6
   Interest, net...........................         0.9               0.7               0.8              0.6
                                                  -----            ------             -----           ------
             Total Costs and Expenses......        92.4%             92.1%             92.9%            93.2%
                                                  -----            ------             -----           ------

Earnings before Income Taxes...............         7.6               7.9               7.1              6.8
Income Taxes...............................        (2.6)             (2.8)             (2.5)            (2.4)
                                                  -----            ------             -----           ------

Net Earnings...............................         5.0%              5.1%              4.6%             4.4%
                                                  =====            ======             =====           ======

--------------------------------------------------------------------------------------------------------------------

Results of Operations

     For the fiscal 2001 third quarter ended February 25, 2001, earnings after tax were $49.5 million or 40 cents per diluted share, compared to earnings after tax of $46.9 million or 36 cents per diluted share in the third quarter of fiscal 2000. The increase in third quarter earnings was primarily attributable to strong same-restaurant sales growth at both Red Lobster and Olive Garden. Sales of $988.6 million for the third quarter were 7.8% higher than last year's third quarter.

     For the first nine months of fiscal 2001, net earnings were $136.0 million or $1.10 per diluted share, compared to $118.7 million or 89 cents per diluted share in the same fiscal 2000 period. Sales of $2.9 billion for the first nine months of fiscal 2001 were 9.0% higher than last year.

     Food and beverage costs for the quarter were 31.7% of sales, compared to 32.2% of sales last year. The decrease is primarily a result of favorable menu-mix changes, pricing changes, and other efficiencies resulting from higher sales volumes, which were partially offset by higher product costs. Restaurant labor decreased to 31.8% of sales compared to last year's 32.2% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses increased to 14.3% of sales compared to 13.4% last year, principally as a result of higher utility costs. Selling, general and administrative expenses amounting to 10.0% of sales were comparable to last year, also at 10.0% of sales. Depreciation and amortization expense as a percentage of sales increased from 3.6% to 3.7% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.9% of sales compared to 0.7% last year primarily due to higher debt levels.

     The effective tax rate for the third quarter of fiscal 2001 was 34.4% compared to 35.5% in last year's third quarter. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and deductions that were not available last year.

     Food and beverage costs for the first nine months of fiscal 2001 were comparable to last year at 32.1% of sales. The comparability is a result of favorable menu-mix changes, pricing changes, and other efficiencies resulting from higher sales volumes, which were offset by higher product costs. Restaurant labor decreased to 31.8% of sales compared to last year's 32.3% primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses were comparable to last year at 14.2% of sales primarily as a result of higher sales volumes and the fixed component of these expenses which are not impacted by higher sales volumes, offset by higher utility costs. Selling, general and administrative expenses amounted to 10.3% of sales compared to 10.4% in the prior year. Depreciation and amortization expense as a percentage of sales increased to 3.7% from 3.6% last year primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.8% of sales compared to 0.6% last year primarily due to higher debt levels.

     The effective tax rate for the first nine months of fiscal 2001 was 34.8% compared to 35.5% last year. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and deductions that were not available last year.

Division Results

     Red Lobster sales of $539.8 million were 6.2% above last year's third quarter. Same-restaurant sales in the United States were up 5.5% for the quarter, marking the thirteenth consecutive quarter of same-restaurant sales increases. Third quarter operating profits improved over the prior year primarily as a result of the increased sales and lower food and beverage and restaurant labor expenses as a percentage of sales. These improvements were partially offset by higher utility costs, which increased restaurant expenses as a percentage of sales. Through the first nine months of fiscal 2001, Red Lobster's sales increased 7.2% to $1.6 billion and same-restaurant sales in the United States increased by 6.7%.

     Olive Garden continued its positive momentum in the third quarter of fiscal 2001 with a 6.8% increase in sales to $422.6 million. Same-restaurant sales in the United States increased 5.6%, marking the twenty-sixth consecutive quarter of same-restaurant sales increases. Third quarter operating profits improved over the prior year primarily as a result of the increased sales and lower food and beverage and restaurant labor expenses as a percentage of sales. These improvements were partially offset by higher utility costs, which increased restaurant expenses as a percentage of sales. Through the first nine months of fiscal 2001, Olive Garden sales increased by 8.4% to $1.3 billion and same-restaurant sales in the United States increased by 7.2%.

     Bahama Breeze restaurants continue to produce strong sales. Four new openings occurred in the third quarter, bringing the total number of restaurants to 19. Three additional restaurants under construction may open in fiscal 2001.

     Restaurant sales at Smokey Bones BBQ, Darden's latest test concept, continue to exceed management's initial expectations. One new opening occurred in the third quarter in Dartmouth, MA, bringing the total number of restaurants to five. Four additional restaurants under construction are planned to open in fiscal 2001.

     The table below details the number of restaurants open at the end of the third quarter of fiscal 2001, compared with the number open at the end of May 2000 and the end of last fiscal year's third quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                  February 25, 2001        May 28, 2000       February 27, 2000
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA...............................            623                     622                 619
Red Lobster - Canada............................             32                      32                  32
                                                          -----                   -----               -----
     Total......................................            655                     654                 651

Olive Garden - USA..............................            464                     464                 459
Olive Garden - Canada...........................              5                       5                   5
                                                          -----                   -----               -----
     Total......................................            469                     469                 464

Bahama Breeze...................................             19                      14                  10

Smokey Bones BBQ................................              5                       2                   1
                                                          -----                   -----               -----

     Total......................................          1,148                   1,139               1,126
                                                          =====                   =====               =====

Financial Condition, Liquidity and Capital Resources

     Inventories totaled $208.0 million as of February 25, 2001, up from $142.2 million at May 28, 2000. The increase results from typical increases in seafood inventory levels at this time of the year due to availability and upcoming promotions. The additional seafood is expected to be used during the current fiscal year.

     Short-term debt totaled $82.0 million as of February 25, 2001, down from $115.0 million at May 28, 2000. Long-term debt, including its current portion, totaled $448.6 million as of February 25, 2001, up from $306.6 million at May 28, 2000. The increase in long-term debt is a result of the Company issuing $150.0 million of unsecured debt in the second quarter of fiscal 2001. This issuance was used to repay short-term debt which has since increased primarily as a result of continued share repurchase activity and increased spending on land, buildings and equipment.

     Other current liabilities totaled $232.0 million as of February 25, 2001, up from $212.3 million at May 28, 2000. The increase is primarily a result of net increases in employee benefit related accruals and gift certificate/card payables.

     Capital expenditures were $86.7 million for the third quarter of fiscal 2001 compared to $85.4 million in last year's third quarter. For the first nine months of fiscal 2001, capital expenditures were $244.7 million, compared to $192.4 million in the same period last year. The increased expenditures resulted primarily from new restaurant growth as well as remodeling activity.

     Treasury stock purchases totaled $42.0 million in the third quarter of fiscal 2001 compared to $64.8 million in last year's third quarter. For the first nine months of fiscal 2001, treasury stock purchases totaled $125.2 million, compared to $148.3 million in the same period last year.

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

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

         (b)      Reports on Form 8-K.

                  On December 21, 2000, the Company filed a current report on Form 8-K to announce record second quarter earnings per diluted share of 24 cents, which was a 33% increase over last year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DARDEN RESTAURANTS, INC.


Dated:   April 5, 2001                   By: /s/ Paula J. Shives
                                               -------------------------------
                                               Paula J. Shives
                                               Senior Vice President,
                                               General Counsel and Secretary



Dated:   April 5, 2001                   By: /s/ Clarence Otis, Jr.
                                               --------------------------------
                                               Clarence Otis, Jr.
                                               Senior Vice President,
                                               Chief Financial Officer
                                               (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title                                     Page

12                Computation of Ratio of Consolidated Earnings
                  to Fixed Charges                                   17

                                                               Exhibit 12

                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar Amounts in Thousands)

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 25,      February 27,     February 25,      February 27,
                                                   2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------------

Consolidated Earnings from Operations
   Before Income Taxes.....................        $75,491           $72,715          $208,640         $183,907
Plus Fixed Charges.........................         14,583            12,151            40,205           32,504
Less Capitalized Interest..................           (833)             (441)           (2,558)          (1,340)
                                                   -------           --------         ---------        --------
Consolidated Earnings from Operations
   Before Income Taxes Available to
   Cover Fixed Charges.....................        $89,241           $84,425          $246,287         $215,071
                                                   =======           =======          ========         ========

Ratio of Consolidated Earnings to Fixed
   Charges.................................           6.12              6.95              6.13             6.62
                                                   =======           =======          ========         ========

--------------------------------------------------------------------------------------------------------------------
