Form 10-K
period 2001-05-27
DARDEN RESTAURANTS INC
filed 2001-08-16
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-----------------------------------------------------------------------
                                    FORM 10-K
-----------------------------------------------------------------------
(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 27, 2001

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from _______________ to ____________

                         Commission File Number: 1-13666

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                      -------------------
     Common Stock, without par value             New York Stock Exchange
   and Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $31.84 per share as reported on the New York Stock Exchange on July 23, 2001: $3,746,044,583.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  23,  2001:
117,652,154 (excluding 52,459,185 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement dated August 15, 2001 are incorporated by reference into Part III, and portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report.

                                     PART I

Item 1.  BUSINESS

Introduction

     Darden Restaurants, Inc. and its subsidiaries (the "Company" or "Darden") is the largest publicly held Casual Dining restaurant company in the United States.* As of May 27, 2001, the Company operated 1,131 restaurants in 49 states (the exception being Alaska), including 629 Red Lobster(R), 472 Olive Garden(R), 21 Bahama Breeze(R), and nine Smokey Bones(R) BBQ Sports Bar restaurants. In addition, the Company operated 37 restaurants in Canada, including 32 Red Lobster and five Olive Garden restaurants. The Company also operated one Olive Garden Cafe(R) in the United States as of May 27, 2001. The Company operates all of its North American restaurants. In Japan, as of May 27, 2001, Red Lobster Japan Partners, a Japanese retailer unaffiliated with Darden, operated 34 Red Lobster restaurants pursuant to an Area Development and Franchise Agreement.

     The Company, a Florida corporation incorporated in March 1995, is the parent company of GMRI, Inc., a Florida corporation ("GMRI"). GMRI and other Darden subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated on March 27, 1968, as Red Lobster Inns of America, Inc.

     The Company's principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Unless the context indicates otherwise, all references to Darden or the Company include Darden, GMRI and their respective subsidiaries.

Background

     The Company opened its first restaurant, a Red Lobster, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom the Company is named. The Company was acquired by General Mills, Inc. ("General Mills") in 1970. In May 1995, the Company became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills's stockholders (the "Distribution").

     Following a period during which the Company focused on market optimization and the closing of under-performing units, the Company's two largest restaurant chains have recently resumed growth in the number of restaurants. The number of Red Lobster and Olive Garden restaurants open at fiscal year end 2001 increased by seven and eight, respectively, as compared to fiscal year end 2000. Red Lobster has grown from six restaurants in operation in 1970 to 661 units in North America by the end of fiscal 2001. Olive Garden, an internally developed concept, opened its first restaurant in 1982, and by the end of fiscal 2001 had expanded to 477 restaurants and one food court cafe in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2001, there were 21 Bahama Breeze restaurants.

     The Company's newest restaurant concept is Smokey Bones BBQ Sports Bar ("Smokey Bones"), an internally developed concept. The first restaurant was opened in 1999 in Orlando, Florida. At the end of fiscal 2001, there were nine Smokey Bones restaurants. In June 2001, the Company announced that it will begin national expansion of Smokey Bones.

     The table on the following page shows the Company's growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones as of the end of each fiscal year since 1970. The final column in the table lists the Company's total sales for the years indicated.
---------------------

*Source: Nations's Restaurant News, "Top 100 Companies Ranked by U.S. Foodservice Revenues," June 25, 2001 (based on revenues from company owned restaurants).

              Company-Operated Restaurants Open at Fiscal Year End

    Fiscal          Red         Olive       Bahama          Smokey              Total          Total Company Sales
     Year         Lobster    Garden (1)     Breeze          Bones          Restaurants (2)      (In Millions) (3)
     ----         -------    ----------     ------          -----          ---------------      -----------------

     1970                6                                                          6                     $3.5
     1971               24                                                         24                      9.1
     1972               47                                                         47                     27.1
     1973               70                                                         70                     48.0
     1974               97                                                         97                     72.6
     1975              137                                                        137                    108.5
     1976              174                                                        174                    174.1
     1977              210                                                        210                    229.2
     1978              236                                                        236                    291.4
     1979              244                                                        244                    337.5
     1980              260                                                        260                    397.6
     1981              291                                                        291                    528.4
     1982              328                                                        328                    614.3
     1983              360            1                                           361                    718.5
     1984              368            2                                           370                    782.3
     1985              372            4                                           376                    842.2
     1986              401           14                                           415                    917.3
     1987              433           52                                           485                  1,097.7
     1988              443           92                                           535                  1,300.8
     1989              490          145                                           635                  1,621.5
     1990              521          208                                           729                  1,927.7
     1991              568          272                                           840                  2,212.3
     1992              619          341                                           960                  2,542.0
     1993              638          400                                         1,038                  2,737.0
     1994              675          458                                         1,133                  2,963.0
     1995              715          477                                         1,192                  3,163.3
     1996              729          487            1                            1,217                  3,191.8
     1997              703          477            2                            1,182                  3,171.8
     1998              682          466            3                            1,151                  3,287.0
     1999              669          464            6                            1,139                  3,458.1
     2000              654          469           14            2               1,139                  3,701.3
     2001              661          477           21            9               1,168                  4,021.2



----------------------------

(1) Does not include Olive Garden Cafe restaurants.
(2) Includes only Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants. Does not include other restaurant concepts operated by the Company in the years reported that are no longer in operation.
(3) Includes total sales from all company operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones that are no longer in operation.


Strategy

     The restaurant industry is generally considered to be comprised of four segments: Quick Service, Midscale, Casual Dining and Fine Dining. The industry is highly fragmented and includes many independent operators and small chains. The Company believes that capable operators of strong multi-unit concepts will have the opportunity to increase their share of the Casual Dining segment.

     The Company is a leader in the Casual Dining segment and is committed to the following three strategic building blocks:

        o             leadership development as a core competency;
        o             service and hospitality excellence; and
        o             culinary and beverage excellence.

     The Company supports these three strategic imperatives with its continuing commitment to diversity literacy and technology literacy. The Company believes that its continuing focus on these three building blocks, supported by its commitment to diversity and technology, provides a strong foundation for future growth. The Company plans to grow by increasing the number of restaurants in each of its existing concepts and by developing or acquiring additional concepts that can be expanded profitably.

Restaurant Concepts

Red Lobster

     Red Lobster is the largest Casual Dining, seafood-specialty restaurant operator it the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops, and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood appetizers and desserts. For the thirteenth consecutive year, Red Lobster was named Best Seafood Chain in America in the annual "Choice In Chains" national consumer survey published in the March 2001 issue of Restaurants & Institutions magazine. It is also the recent winner of Restaurant Business Magazine's 2001 Menu Strategist Award for innovative menu offerings.

     Dinner entree prices range from $7.25 to $23.00, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $4.99 to $10.99. During fiscal 2001, the average check per person was between $15.00 and $16.00, with alcoholic beverages accounting for about 9 percent of Red Lobster's sales. Red Lobster maintains approximately 142 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas, as well as a lower-priced children's menu.

     Fiscal 2001 was a record year in both sales and profits for Red Lobster. For the year, same-restaurant sales at Red Lobster increased 5.9 percent. As of the end of fiscal 2001, Red Lobster had enjoyed fourteen consecutive quarters of same-restaurant sales increases.

Olive Garden

     Olive Garden is the market share leader among Casual Dining Italian restaurants in North America. Olive Garden's menu includes a variety of authentic Italian foods featuring fresh ingredients, and an expanded wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sauteed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

     Dinner entree prices range from $7.50 to $15.95, and most lunch entree prices range from $5.75 to $8.95. The price of each entree also includes as much fresh salad or soup as a guest desires. During fiscal 2001, the average check per person was $12.50 to $13.50, with alcoholic beverages accounting for about 9 percent of Olive Garden's sales. Olive Garden maintains approximately 24 different dinner menus and 18 lunch menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas, as well as four different lower-priced children's' menus.

     Fiscal 2001 was a record year for profits at Olive Garden. Same-restaurant sales at Olive Garden increased 7.2 percent during fiscal 2001. Olive Garden has had 27 consecutive quarters of same-restaurant sales increases as of the end of fiscal 2001.

Bahama Breeze

     Bahama Breeze is a Caribbean-themed restaurant which offers guests a distinctive island dining experience. The first Bahama Breeze was opened in 1996 and met with strong positive consumer response. The Company continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. In fiscal 2001, the Company opened seven Bahama Breeze restaurants in four new markets, bringing the total to 21 restaurants in 15 markets. The concept continues to be well received by guests, with strong sales volumes and earnings. The Company plans to open eight to ten new Bahama Breeze restaurants in fiscal 2002.

Smokey Bones BBQ Sports Bar

     The Company's newest Casual Dining restaurant concept, Smokey Bones, combines barbeque with a relaxed sports bar atmosphere. The Company opened the first Smokey Bones in September 1999. There are currently nine Smokey Bones restaurants, and the Company plans to open eight to ten new Smokey Bones restaurants in fiscal 2002. In June 2001, the Company announced that it will begin national expansion of Smokey Bones.

Recent and Planned Growth

     During fiscal 2001, the Company opened 31 new restaurants (excluding the relocation of existing restaurants to new sites and rebuilding at existing sites) and closed four restaurants. This resulted in a net increase of 27 restaurants in operation (or 29 including the relocation of existing restaurants to new sites and rebuilding at existing sites). The Company plans to open approximately 40 to 49 new Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants during fiscal 2002 (excluding relocations). The Company's actual and projected new openings by concept (excluding the relocation of existing restaurants to new sites and rebuilding at existing sites) are shown below.

                                                                Actual                   Projected
                                                         Restaurant Openings        Restaurant Openings
                                                             Fiscal 2001                Fiscal 2002
                                                             -----------                -----------
         Red Lobster................................                  8                      10-12
         Olive Garden...............................                  9                      14-17
         Bahama Breeze..............................                  7                       8-10
         Smokey Bones...............................                  7                       8-10
                                                                   ----                    -------

               Totals...............................                 31                      40-49
                                                                   ====                      =====

     The Company's objective is to continue to expand its current portfolio of restaurant concepts, and to develop or acquire additional concepts which can be expanded profitably. It is currently testing new ideas and concepts, and expanding Bahama Breeze and Smokey Bones nationally in light of favorable consumer response. The Company also regularly evaluates potential acquisition candidates to assess whether they would satisfy the Company's strategic and financial objectives. At present, the Company has not identified any specific acquisitions.

     The Company will continue to focus on improving operational returns at Olive Garden and Red Lobster, and limit new restaurant expansion of those concepts to the highest-potential sites. Olive Garden's expansion will include its recently developed "Tuscan Farmhouse" design, an outgrowth of the Company's collaboration with Rocca del Macie, a family-owned winery in Tuscany. In addition, the Company plans to expand Bahama Breeze and Smokey Bones at a pace that will enable each new restaurant to capture the concept's full potential. The specific number of openings will depend upon other factors, such as the Company's ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction and recruit and train restaurant management and hourly personnel. Other factors that may affect the ability of the Company to meet its projected restaurant openings are set forth on Exhibit 99, which is incorporated herein by reference.

     The Company considers location to be a critical factor in determining a restaurant's long-term success, and the Company devotes significant effort to the site selection process for new locations. Prior to entering a market, a thorough study is conducted to determine the optimal number and placement of restaurants. The Company's site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility, and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes 120 to 180 days after the site is acquired and permits are obtained.

     The following table illustrates the approximate average capital investment, size and dining capacity of the eight Red Lobster and nine Olive Garden openings (excluding relocations of existing restaurants) that occurred during fiscal 2001.

                                                  Capital           Square        Dining        Dining
                                                 Investment          Feet         Seats         Tables
         Red Lobster........................     $3,413,000          7,060          177            51
         Olive Garden.......................     $3,711,000          7,857          215            51


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

     During fiscal 2001, the Company permanently closed two and relocated or rebuilt seven Red Lobster restaurants in the United States, and closed or relocated no restaurants in Canada. During the same period, the Company permanently closed two and relocated or rebuilt three Olive Garden restaurants in the United States, and none in Canada.

Restaurant Operations

     The Company believes that high-quality restaurant management is critical to its long-term success. It also believes that its leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options and restricted stock, help attract and retain highly motivated restaurant managers.

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

Quality Assurance

     The Company's Quality Assurance Department helps ensure that all restaurants provide high-quality food products in a clean and safe environment. Through rigorous physical evaluation and testing at the Company's North American laboratories and through "Point Source Inspection" in southeastern Asia, the Company seeks to ensure that all seafood purchased meets or exceeds its specifications. Since 1976, the Company has maintained a microbiological laboratory to routinely test seafood and commodity products for quality and microbiological safety. In addition, quality assurance managers visit each restaurant periodically throughout the year to review food handling, and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. The Company uses independent third party auditors to inspect and evaluate vendors of commodity food products. In this manner, the Company attempts to ensure that its suppliers are maintaining good manufacturing practices and are operating with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

Purchasing and Distribution

     The Company's ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of its restaurant concepts depends upon procurement from reliable sources. The Company's purchasing staff sources, negotiates and purchases food and supplies from more than 2,500 suppliers in 45 countries. Suppliers are required to meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

     The Company believes that its seafood purchasing capabilities are a significant competitive advantage. The Company's purchasing staff routinely travels within the United States and internationally to source over 100 varieties of top-quality seafood at competitive prices. The Company believes that it has established excellent long-term relationships with key seafood vendors, and sources product directly from the vendors when possible. The Company operates a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, the Company believes that it has the ability to identify alternative seafood products and to adjust its menus as required. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through national distribution companies.

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

Employees

     At the end of fiscal 2001, the Company employed approximately 128,900 persons. Of these employees, approximately 1,200 were corporate or concept personnel located in the Company's restaurant support center in Orlando, Florida, approximately 5,300 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 56 percent were in management and the balance were administrative or office employees. The operating executives of the Company have an average of more than 13 years of experience with the Company. The restaurant general managers average 11 years with the Company. The Company believes that it provides working conditions and compensation that compare favorably with those of its competition. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Management Information Systems

     The Company strives for leadership in the restaurant business by using technology as a competitive advantage. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. The Company has implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each specific restaurant concept. The Company is currently upgrading both its financial and human resource (including payroll and benefits) systems using web enabled and fully integrated application suites. The implementation of a high-speed data network connecting all restaurants to all current and future applications is also currently underway. Implementation of these projects is expected to take place during fiscal 2002.

     Restaurant support is provided from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants each night, providing timely and extensive information each morning on business activity in every location. The restaurant support center houses the Company's data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. The Company's information is processed in a secured environment to protect both the actual data and the physical assets. The Company guards against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site and testing the disaster recovery plan at a hot-site facility. The Company uses internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of the Company's restaurant locations.

     The Company's management believes its current systems and the upgrades expected to be implemented during fiscal 2002 will well position the Company to support current needs as well as future growth. The Company is committed to maintaining an industry leadership position in information systems and computing technology. The Company uses a strategic information systems planning process that is integrated into the Company's overall business planning and approved by senior management. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.

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

     Other factors pertaining to the Company's competitive position in the industry are addressed under the sections entitled "Forward-Looking Statements," "Purchasing and Distribution," "Advertising and Marketing," and "Management Information Systems," and elsewhere in this report.

Trademarks and Related Agreements

     The Company regards its Darden Restaurants(R), Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar service marks, and other variations of these service marks, as having significant value and as being important in marketing the restaurants. The Company's policy is to pursue registration of its important service marks and trademarks whenever possible and to oppose vigorously any infringement of them.

     The only restaurant operations outside of North America historically have been conducted through Red Lobster Japan Partners, a partnership venture with the Japanese retailer JUSCO that was established in 1982. The historical financial results of Darden exclude the results of such operations. On April 26, 1995, the Darden subsidiary, GMRI, entered into an Area Development and Franchise Agreement with Red Lobster Japan Partners, which operated 34 Red Lobster restaurants in Japan as of May 27, 2001. Darden does not have an ownership interest in Red Lobster Japan Partners. Royalty income is not material to the Company's consolidated financial statements.

Seasonality

     The Company's sales volumes fluctuate seasonally. During fiscal years 2000 and 2001, the Company's sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

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

     Presently about 9 percent of sales are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis) and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. The Company is also subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person, causing the injury. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Company is also subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2001 have not had a material effect on the Company's operations.

     The Company is currently operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     The Company is subject to federal and state environmental regulations, but these rules have not had a material effect on the Company's operations. During fiscal 2001, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

     The Company continues to monitor its facilities for compliance with the Americans With Disabilities Act of 1990 ("ADA") and related state statutes in order to conform to their requirements. Under the ADA and related state laws, the Company could be required to expend funds to modify its restaurants to make them more readily accessible to disabled persons, to better provide service to disabled persons, or to make reasonable accommodation for the employment of disabled persons.

Executive Officers

     The executive officers of the Company as of the date of this report are:

     Joe R. Lee, age 60, has been Chief Executive Officer of the Company since December 1994 and Chairman of the Board of the Company since April 1995. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. From 1970 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and the Company's former parent, including Vice Chairman, with responsibility for various consumer foods businesses and corporate staff functions, and Executive Vice President, Finance and International Restaurants.

     Blaine Sweatt, III, age 53, has been Executive Vice President of the Company since April 1995, President, New Business Development of the Company since September 1996, and a Director of the Company since 1995. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1976 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and the Company's former parent. He led the teams that developed the Olive Garden, Bahama Breeze and Smokey Bones concepts, among others.

     Bradley D. Blum, age 47, has been Executive Vice President of the Company since September 1997, President of Olive Garden since December 1994 and a Director of the Company since 1997. He joined the Company in 1994 as Senior Vice President of Marketing for Olive Garden and served as Senior Vice President of the Company from 1995 until 1997. Prior to that time, he held various positions during a 16 year career with General Mills, Inc., a manufacturer and marketer of consumer food products and the Company's former parent.

     Richard E. Rivera, age 54, has been Executive Vice President of the Company, President of Red Lobster Restaurants and a Director of the Company since December 1997. He served as President and Chief Executive Officer of Chart House Restaurants, Inc. from July until December 1997, as President and Chief Executive Officer of RARE Hospitality International, Inc., the owner of LongHorn Steakhouse restaurants, from 1994 to 1997, and as President and Chief Executive Officer of TGI Friday's, Inc. from 1988 to 1994. He began his career with Steak & Ale Restaurants of America and has held various leadership positions in the industry over the last 25 years, including as a Director of the National Restaurant Association.

     Laurie B. Burns, age 39, has been Senior Vice President, Development for Darden since September 2000. She joined the Company in April 1999 as Vice President of Development Red Lobster, and has over 15 years of experience in all phases of development. She was a private real estate consultant from October 1998 until joining the Company in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

     Linda J. Dimopoulos, age 50, has been Senior Vice President, Chief Information Officer of the Company with overall responsibility for information services and systems since December 1999. She joined the Company in 1982, and was named Director, Corporate Analysis in 1985. In 1986, she was named Vice President, Controller for Red Lobster, and then Vice President, Information Services. She served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, and as Senior Vice President, Corporate Controller and Business Information Systems of the Company from July 1998 until assuming her current position.

     Gary Heckel, age 48, has been Senior Vice President of the Company since June 1999 and President of Bahama Breeze since July 1998. He joined the Company in 1995 as Vice President, Operations in the Company's New Business Development division. He served as Senior Vice President, Operations for Bahama Breeze from August 1997 until assuming his current position. His career in the restaurant industry includes employment with several major Quick Service and Casual Dining restaurant companies, such as Burger King Corporation, Taco Bell Corp. and TGI Friday's, Inc.

     Stephen E. Helsel, age 56, has been Senior Vice President, Corporate Controller of the Company since December 1999. He joined the Company in 1973 as an accountant with Red Lobster, and was named Vice President, Controller of Red Lobster in 1989. He served as Vice President, Controller, Accounting Services of the Company from 1991 to 1996, and as Senior Vice President, Information Services of the Company from 1996 until December 1999.

     Daniel M. Lyons, age 48, has been Senior Vice President, Human Resources of the Company since January 1997. He joined the Company in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company.

     Robert W. Mock, age 49, has been Senior Vice President of the Company since July 1998 and President of Smokey Bones since September 1999. He joined the Company in 1969. He served as Executive Vice President and General Manager of Red Lobster Canada from 1992 to 1994, and as Executive Vice President, Operations for Olive Garden from 1994 until July 1998.

     Barry Moullet, age 43, has been Senior Vice President, Purchasing, Distribution and Food Safety for the Company since June 1999. He joined the Company in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining the Company, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, Kentucky Fried Chicken and the Pillsbury Company.

     Clarence Otis, Jr., age 45, has been Senior Vice President, Chief Financial Officer of the Company since December 1999. He joined the Company in 1995 as Vice President and Treasurer. He served as Senior Vice President, Investor Relations and Treasurer of the Company from July 1997 to July 1998, and as Senior Vice President, Finance and Treasurer from July 1998 until assuming his current position in December 1999. Prior to joining the Company, he was employed by Chemical Securities, Inc., an investment banking firm, where he had been Managing Director and Manager of Public Finance since 1991.

     Paula J. Shives, age 50, has been Senior Vice President, General Counsel and Secretary of the Company since June 1999. She served as Associate General Counsel (1985-1995) and Senior Vice President, General Counsel and Secretary (1995-1999) of Long John Silver's Restaurants, Inc., until joining the Company in May 1999.

     Richard J. Walsh, age 49, has been Senior Vice President, Corporate Relations of the Company since 1994. He joined General Mills, Inc., a manufacturer and marketer of consumer food products and the Company's former parent, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position with the Company in December 1994.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the Commission (as well as information included in oral or written statements made or to be made by, or on behalf of, the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include competition, economic and market conditions, changes in food and other costs, the importance of locations, government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in Exhibit 99 filed with and incorporated into this report.

Item 2.  PROPERTIES

     As of May 27, 2001, the Company operated 1,168 restaurants (including 661 Red Lobster, 477 Olive Garden, 21 Bahama Breeze and nine Smokey Bones restaurants) and one Olive Garden Cafe in the following locations:


         Alabama (19)               Iowa (13)                 Nevada (10)               South Dakota (3)
         Arizona (26)               Kansas (11)               New Hampshire (3)         Tennessee (25)
         Arkansas (10)              Kentucky (14)             New Jersey (27)           Texas (97)
         California (88)            Louisiana (7)             New Mexico (8)            Utah (10)
         Colorado (22)              Maine (3)                 New York (46)             Vermont (1)
         Connecticut (9)            Maryland (19)             North Carolina (25)       Virginia (39)
         Delaware (4)               Massachusetts (8)         North Dakota (4)          Washington (21)
         Florida (120)              Michigan (45)             Ohio (69)                 West Virginia (5)
         Georgia (46)               Minnesota (21)            Oklahoma (17)             Wisconsin (20)
         Hawaii (1)                 Mississippi (7)           Oregon (10)               Wyoming (2)
         Idaho (6)                  Missouri (26)             Pennsylvania (55)         Canada (37)
         Illinois (48)              Montana (2)               Rhode Island (2)
         Indiana (34)               Nebraska (7)              South Carolina (17)

     Of the Company's 1,168 restaurants and the Olive Garden Cafe open on May 27, 2001, 752 were on owned sites and 417 were on leased sites. The 417 leases are classified as follows:

      Land-Only Leases (Darden owns buildings and equipment)........         301
      Ground and Building Leases....................................          61
      Space/In-Line/Other Leases....................................          55
                                                                            ----

           Total....................................................         417
                                                                             ===

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

     See also Notes 5 and 13 of Notes to Consolidated Financial Statements on pages 31 and 34, respectively, of the Company's 2001 Annual Report to Shareholders, incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS

     From time to time, the Company is made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of these legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial position, results of operations or cash flows. See the section entitled "Government Regulation" for a discussion of various federal, state and local regulatory matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information concerning the dividends and high and low intraday sales prices for the Company's common shares on the New York Stock Exchange for each full quarterly period during fiscal 2000 and 2001 contained in Note 18 Quarterly Data on page 39 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference. As of July 23, 2001, there were 34,442 record holders of the Company's common shares.

Item 6.  SELECTED FINANCIAL INFORMATION

     The  information  for fiscal 1997 through 2001,  contained in the Five Year
Financial   Summary  on  page  40  of  the  Company's   2001  Annual  Report  to
Shareholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 22 through 39 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Who are This Year's Nominees?" on pages 6 through 8, "What are the Committees of the Board?" on pages 9 through 10, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 29 of the Company's definitive Proxy Statement dated August 15, 2001, is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading "Executive Officers."

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "How are Directors Compensated?" on pages 10-11, "Summary Compensation Table" on pages 16-17, "Option Grants in Last Fiscal Year" on page 18, "Stock Option Exercises and Holdings" on page 19, "Do Executive Officers Currently Participate in a Defined Benefit Retirement Plan?" on page 20, "Does the Company Have Any
Change-in-Control Agreements?" on page 20, and "Compensation Committee Interlocks and Insider Participation" on page 25 of the Company's definitive Proxy Statement dated August 15, 2001, is incorporated herein by reference. The information appearing in such Proxy Statement under the heading "Compensation Committee Report" (except under the heading "Compensation Committee Interlocks and Insider Participation") is not incorporated herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section entitled "Security Ownership of Principal Shareholders" on pages 12-13 and "Security Ownership of Management" on pages 14-15 of the Company's definitive Proxy Statement dated August 15, 2001, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Does the Company Provide Incentives for Executives to Meet Their Share Ownership Guidelines?" on page 21, and "Are There Any Other Relationships or Related Transactions Between the Company and its Management?" on page 21 of the Company's definitive Proxy Statement dated August 15, 2001, is incorporated herein by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements:

         Consolidated Statements of Earnings for the fiscal years ended May 27, 2001, May 28, 2000, and May 30, 1999 (incorporated by reference to page 23 of the Company's 2001 Annual Report to Shareholders).

         Consolidated   Balance  Sheets  at  May  27,  2001  and  May  28,  2000
(incorporated by reference to page 24 of the Company's 2001 Annual Report to Shareholders).

         Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended May 27, 2001, May 28, 2000, and May 30, 1999 (incorporated by reference to page 25 of the Company's 2001 Annual Report to Shareholders).

        Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2001, May 28, 2000, and May 30, 1999 (incorporated by reference to page 26 of the Company's 2001 Annual Report to Shareholders).

        Notes to Consolidated Financial Statements (incorporated by reference to pages 27 through 39 of the Company's 2001 Annual Report to Shareholders).

         2.  Financial Statements Schedules:

         Not applicable.

         3.  Exhibits:

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

         Exhibit Number                          Title

                3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5,
                            1995).

                3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to the Company's Registration Statement on Form 10 effective May 5, 1995).

                4(a) Rights Agreement dated as of May 28, 1995 between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First Union National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to
                            Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

                4(b) Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996).

             *10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended.

             *10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995).

             *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated) herein by reference to Exhibit 10(c) to the to the Company's Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

             *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995).

             *10(e)         Executive  Health Plan of Darden  Restaurants,  Inc.
                            (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5, 1995).

             *10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

             *10(g) Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

             *10(h)         Darden Restaurants, Inc. Management and Professional
                            Incentive    Plan, as   amended   and       restated
                            (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

             *10(i) Benefits Trust Agreement dated as of October 3, 1995 between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

             *10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to
                            Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

             *10(k) Form of documents for Fiscal 1998 Stock Purchase/ Option Award program of Darden Restaurants, Inc.:
                            Non-Negotiable Promissory Note and Stock Pledge Agreement.

                12          Computation of  Ratio  of  Consolidated  Earnings to
                            Fixed Charges.

                13          Portions of 2001 Annual Report to Shareholders.

                21          Subsidiaries of Darden Restaurants, Inc.

                23          Independent Accountants' Consent.

                24          Powers of Attorney.

                99 Cautionary Statements Under the Private Securities Litigation Reform Act of 1995.


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and
   Item 601(b)(10)(iii)(A) of Regulation S-K.


   The Company will furnish copies of any exhibit listed above upon request upon the payment of a reasonable fee to cover the Company's expenses in furnishing such exhibit.

(b) Reports on Form 8-K. During the last quarter covered by this report, the Company filed the following current report on Form 8-K:

         (i) Current report on Form 8-K dated March 21, 2001, reporting certain financial results for the third quarter of fiscal 2001, reporting February same-restaurant sales results, and announcing the election of former Senator Connie Mack, III to the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  August 15, 2001                       DARDEN RESTAURANTS, INC.
                                                       By:    /s/ Joe R. Lee
                                                              --------------
                                                                Joe R. Lee
                                                       Chairman of the Board and
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                             Title                                                    Date

     /s/ Joe R. Lee                        Director, Chairman of the Board and Chief                August 15, 2001
------------------------------
     Joe R. Lee                            Executive Officer (Principal executive officer)

     /s/ Clarence Otis, Jr.                Senior Vice President and Chief Financial Officer        August 15, 2001
-------------------------------
       Clarence Otis, Jr.                  (Principal financial and accounting officer)

     /s/ Bradley D. Blum*                  Director
-------------------------------
          Bradley D. Blum

     /s/ Daniel B. Burke*                  Director
-------------------------------
          Daniel B. Burke

     /s/Odie C. Donald*                    Director
-------------------------------
          Odie C. Donald

     /s/ Julius Erving, II*                Director
-------------------------------
          Julius Erving, II

      /s/ Cornelius McGillicuddy, III*  ** Director
------------------------------------
          Cornelius McGillicuddy, III

     /s/ Richard E. Rivera*                Director
-------------------------------
          Richard E. Rivera

    /s/ Michael D. Rose*                   Director
-------------------------------
          Michael D. Rose

     /s/ Hector de J. Ruiz*                Director
-------------------------------
          Hector de J. Ruiz

     /s/ Maria A. Sastre*                  Director
-------------------------------
          Maria A. Sastre

     /s/ Jack A. Smith*                    Director
-------------------------------
          Jack A. Smith





     /s/ Blaine Sweatt, III*               Director
-------------------------------
          Blaine Sweatt, III

     /s/ Rita P. Wilson*                   Director
-------------------------------
          Rita P. Wilson


*BY: /s/ Paula J. Shives
     -------------------
     Paula J. Shives, Attorney-In-Fact
     August 15, 2001


** Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.
                                       17

                                  EXHIBIT INDEX

        Exhibit
        Number                        Title

          3(a)        Articles  of  Incorporation   (incorporated   herein    by
                      reference to Exhibit 3(a) to the Company's Registration Statement on Form 10 effective May 5, 1995).

          3(b)        Bylaws (incorporated  herein  by reference to Exhibit 3(b)
                      to  the  Company's  Registration   Statement  on  Form  10
                      effective May 5, 1995).

          4(a) Rights Agreement dated as of May 28, 1995 between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as amended May 23, 1996, assigned to First U nion National Bank, as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

          4(b) Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to the Company's Current Report on Form 8-K filed February 9, 1996).

       * 10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended.

       * 10(b) Darden Restaurants, Inc. FlexComp Plan (incorporated herein by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10 effective May 5, 1995).

       * 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended May 26,
                      1996).

       * 10(d)        Supplemental   Pension  Plan  of  Darden Restaurants, Inc.
                      (incorporated herein by reference to Exhibit 10(d) to the Company's Registration Statement on Form 10 effective May 5, 1995).

       * 10(e)        Executive   Health  Plan of  Darden   Restaurants,    Inc.
                      (incorporated herein by reference to Exhibit 10(e) to the Company's Registration Statement on Form 10 effective May 5, 1995).

       *10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

       *10(g) Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

       *10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

       *10(i) Benefits Trust Agreement dated as of October 3, 1995, between the Company and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

       *10(j) Form of Management Continuity Agreement, as amended, between the Company and certain of its executive officers (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

       *10(k) Form of documents for Fiscal 1998 Stock Purchase/Option Award program of Darden Restaurants, Inc.: Non-Negotiable Promissory Note and Stock Pledge Agreement.

           12        Computation  of  Ratio  of  Consolidated  Earnings to Fixed
                     Charges.

           13        Portions of 2001 Annual Report to Shareholders.

           21        Subsidiaries of Darden Restaurants, Inc.

           23        Independent Accountants' Consent.

           24        Powers of Attorney.

           99        Cautionary    Statements   Under  the  Private   Securities
                     Litigation Reform Act of 1995.




* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.