Form 10-Q
period 2001-08-26
DARDEN RESTAURANTS INC
filed 2001-10-10
CIK 940944

------------------------------------------------------------------------------

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


------------------------------------------------------------------------------

                                    FORM 10-Q

------------------------------------------------------------------------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 26, 2001

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from .............. to ..............

------------------------------------------------------------------------------

                                     1-13666
                             Commission File Number

------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

        Florida                                           59-3305930
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of corporation or oganization)


       5900 Lake Ellenor Drive
          Orlando, Florida                                   32809
(Address of principal executive offices)                  (Zip Code)

                                 407-245-4000
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares of Common Stock, no par value, outstanding as of October 1, 2001: 116,548,161 (excluding 53,996,881 shares held in the Company's treasury).

------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                        Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                     3

                  Consolidated Balance Sheets                             4

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                    5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

         Item 2.  Management's  Discussion and Analysis of
                  Financial Condition and Results of Operations           9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II -         Other Information

         Item 1.  Legal Proceedings                                      12

         Item 5.  Other information                                      12

         Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                               13

Index to Exhibits                                                        14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                    August 26, 2001           August 27, 2000
 -------------------------------------------------------------------------------------------------------------------

 Sales........................................................        $ 1,081,489               $ 1,018,205
 Costs and Expenses:
    Cost of sales:
      Food and beverage.......................................            343,592                   331,037
      Restaurant labor........................................            333,446                   318,631
      Restaurant expenses.....................................            154,150                   139,444
                                                                      -----------               -----------
        Total Cost of Sales...................................        $   831,188               $   789,112
    Selling, general and administrative.......................            106,940                    99,345
    Depreciation and amortization.............................             39,510                    35,636
    Interest, net.............................................              8,274                     6,274
                                                                      -----------               -----------
          Total Costs and Expenses............................        $   985,912               $   930,367
                                                                      -----------               -----------

 Earnings before Income Taxes.................................             95,577                    87,838
 Income Taxes.................................................            (33,421)                  (30,917)
                                                                      -----------               -----------

 Net Earnings.................................................        $    62,156               $    56,921
                                                                      ===========               ===========

 Net Earnings per Share:
    Basic.....................................................        $      0.53               $      0.47
                                                                      ===========               ===========
    Diluted...................................................        $      0.51               $      0.46
                                                                      ===========               ===========

 Average Number of Common Shares Outstanding:
    Basic.....................................................            117,400                   121,600
                                                                      ===========               ===========
    Diluted...................................................            122,500                   124,400
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                   August 26, 2001             May 27, 2001
--------------------------------------------------------------------------------------------------------------------

                            ASSETS
Current Assets:
   Cash and cash equivalents.................................       $      35,780             $      61,814
   Receivables...............................................              24,075                    32,870
   Inventories...............................................             171,672                   148,429
   Net assets held for disposal..............................              12,978                    10,087
   Prepaid expenses and other current assets.................              18,131                    26,942
   Deferred income taxes.....................................              48,483                    48,000
                                                                    -------------             -------------
     Total Current Assets....................................       $     311,119             $     328,142
Land, Buildings and Equipment................................           1,796,138                 1,779,515
Other Assets.................................................             147,681                   110,801
                                                                    -------------             -------------

       Total Assets..........................................       $   2,254,938             $   2,218,458
                                                                    =============             =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................       $     171,026             $     156,859
   Short-term debt...........................................                                        12,000
   Current portion of long-term debt.........................               2,640                     2,647
   Accrued payroll...........................................              64,518                    82,588
   Accrued income taxes......................................              71,119                    47,698
   Other accrued taxes.......................................              30,052                    27,429
   Other current liabilities.................................             218,437                   225,037
                                                                    -------------             -------------
     Total Current Liabilities...............................       $     557,792             $     554,258
Long-term Debt...............................................             515,957                   517,927
Deferred Income Taxes........................................              92,378                    90,782
Other Liabilities............................................              19,978                    20,249
                                                                    -------------             -------------
       Total Liabilities.....................................       $   1,186,105             $   1,183,216
                                                                    -------------             -------------

Stockholders' Equity:
   Common stock and surplus..................................       $   1,428,946             $   1,405,799
   Retained earnings.........................................             594,277                   532,121
   Treasury stock............................................            (890,396)                 (840,254)
   Accumulated other comprehensive income....................             (13,022)                  (13,102)
   Unearned compensation.....................................             (50,972)                  (49,322)
                                                                    -------------             --------------
       Total Stockholders' Equity............................         $ 1,068,833             $   1,035,242
                                                                    -------------             --------------

         Total Liabilities and Stockholders' Equity..........         $ 2,254,938             $   2,218,458
                                                                     ============             ==============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Thirteen Weeks Ended August 26, 2001 and August 27, 2000
                                 (In Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------

                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 27, 2001.................... $ 1,405,799   $532,121   $(840,254)     $(13,102)     $(49,322)     $1,035,242
Comprehensive income:
    Net earnings...........................                 62,156                                                  62,156
    Other comprehensive income:
         Foreign currency adjustment.......                                              102                           102
         Change in fair value of derivatives                                             (22)                          (22)
                                                                                                                ----------
       Total comprehensive income..........                                                                         62,236
Stock option exercises (962 shares)........    11,262                                                               11,262

Issuance of restricted stock (188 shares),
 net of forfeiture adjustments.............     4,144                      658                      (4,742)             60
Earned compensation........................                                                          1,067           1,067
ESOP note receivable repayments............                                                          2,025           2,025
Income tax benefit credited to equity......     7,231                                                                7,231
Purchases of common stock for treasury
   (1,815 shares)..........................                            (51,196)                                    (51,196)
Issuance of treasury stock under Employee
 Stock Purchase Plan (45 shares) ..........       510                      396                                         906
----------------------------------------------------------------------------------------------------------------------------
Balance at August 26, 2001.................$1,428,946     $594,277   $(890,396)     $(13,022)     $(50,972)     $1,068,833
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

                                              Common                              Accumulated
                                               Stock                                 Other                       Total
                                                and      Retained    Treasury    Comprehensive    Unearned   Stockholders'
                                              Surplus    Earnings      Stock        Income      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000.................... $1,351,707    $344,579   $(666,837)    $(12,457)       $(56,522)    $960,470
Comprehensive income:
   Net earnings............................                 56,921                                                56,921
   Other comprehensive income,
   foreign currency adjustment.............                                             238                          238
                                                                                                                ------------
       Total comprehensive income..........                                                                       57,159
Stock option exercises (495 shares)........      5,143                                                             5,143
Issuance of restricted stock (330 shares),
 net of forfeiture adjustments.............      3,430                   1,027                       (4,493)         (36)
Earned compensation........................                                                           1,006        1,006
ESOP note receivable repayments............                                                           2,950        2,950
Income tax benefit credited to equity......      2,116                                                             2,116
Purchases of common stock for treasury
   (3,355 shares)..........................                            (57,422)                                  (57,422)
Issuance of treasury stock under Employee
 Stock Purchase Plan (60 shares)...........        298                     524                                       822
----------------------------------------------------------------------------------------------------------------------------
Balance at August 27, 2000................. $1,362,694    $401,500  $ (722,708)    $(12,219)       $(57,059)    $972,208
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                       5

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                         August 26, 2001        August 27, 2000
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................          $   62,156             $   56,921
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................              39,510                 35,636
     Amortization of unearned compensation and loan costs..........               1,894                  1,631
     Change in current assets and liabilities......................               9,904                  5,249
     Change in other liabilities ..................................                (271)                   (81)
     Loss on disposal of land, buildings and equipment.............               1,233                    539
     Deferred income taxes.........................................               1,113                 (1,257)
     Income tax benefit credited to equity.........................               7,231                  2,116
     Other, net....................................................                 193                    (87)
                                                                           ------------             ----------
       Net Cash Provided by Operating Activities...................          $  122,963             $  100,667
                                                                              ---------             ----------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment......................             (60,186)               (82,221)
   Increase in other assets........................................              (6,591)                (2,432)
   Purchase of trust owned life insurance..........................             (31,500)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................                 369                  4,575
                                                                          -------------             ----------
       Net Cash Used by Investing Activities.......................          $  (97,908)            $  (80,078)
                                                                          --------------            ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................              12,168                  5,965
   Purchases of treasury stock.....................................             (51,196)               (57,422)
   ESOP note receivable repayment..................................               2,025                  2,950
   (Decrease) Increase in short-term debt..........................             (12,000)                37,300
   Repayment of long-term debt.....................................              (2,032)                (2,956)
   Payment of loan costs...........................................                 (54)                  (147)
                                                                          -------------             ----------
       Net Cash Used by Financing Activities.......................          $  (51,089)            $  (14,310)
                                                                             ----------             ----------

(Decrease) Increase in Cash and Cash Equivalents...................             (26,034)                 6,279
Cash and Cash Equivalents - Beginning of Period....................              61,814                 26,102
                                                                            -----------             ----------

Cash and Cash Equivalents - End of Period..........................          $   35,780             $   32,381
                                                                             ==========             ==========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................               8,795                    554
   Inventories.....................................................             (23,243)               (33,879)
   Prepaid expenses and other current assets.......................                 459                    182
   Accounts payable................................................              14,167                 24,414
   Accrued payroll.................................................             (18,070)               (12,398)
   Accrued income taxes............................................              23,421                 29,926
   Other accrued taxes.............................................               2,623                  2,755
   Other current liabilities.......................................               1,752                 (6,305)
                                                                           ------------             ----------
     Change in Current Assets and Liabilities......................         $     9,904             $    5,249
                                                                            ===========             ==========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                       6

                            DARDEN RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollar Amounts in Thousands, Except per Share Data)


Note 1.  Background

     Darden Restaurants, Inc. (the "Company") owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen weeks ended August 26, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended May 27, 2001 ("Form 10-K"). The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Note 2.  Consolidated Statements of Cash Flows

     During the thirteen weeks ended August 26, 2001 (hereafter sometimes also referred to as "the quarter"), the Company paid $7,496 for interest (net of amounts capitalized) and $1,620 for income taxes. During the thirteen weeks ended August 27, 2000, the Company paid $9,657 for interest (net of amounts capitalized) and $851 for income taxes.

Note 3.  Net Earnings Per Share

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options to purchase 68,822 and 3,858,748 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended August 26, 2001 and August 27, 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 4.   Derivatives

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the fair values of those derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138, which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities, was required to be adopted concurrently with SFAS 133. The Company adopted SFAS 133 and SFAS 138 in the first quarter of fiscal 2002. There were no transition adjustments that were required to be recognized as a result of the adoption of these new standards, and therefore adoption of these standards did not materially impact the Company's consolidated financial position, results of operations or cash flows.

     During the quarter, the Company entered into futures contracts to reduce the risk of natural gas price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are reported as other comprehensive income, a component of stockholders' equity. These changes in fair value will be included in earnings of future periods when the natural gas is purchased and used by the Company in its operations. It is expected that $22 of net losses related to these contracts, recognized in accumulated other comprehensive income as of August 26, 2001, will be reclassified into restaurant expenses during the fiscal year ending May 26, 2002. To the extent these derivatives are not effective, changes in their fair value are immediately recognized in current earnings. No gains or losses were recognized in earnings during the thirteen weeks ended August 26, 2001.

     As of August 26, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future natural gas cash flows is nine months. No gains or losses were reclassified into earnings as a result of the discontinuance of natural gas cash flow hedges because it was probable that the original forecasted transactions would not occur.

Note 5.  Trust Owned Life Insurance

     In August 2001, the Company caused a trust, that it previously had established, to purchase life insurance policies covering certain Company officers and other key employees ("Trust Owned Life Insurance" or "TOLI"). The trust is the owner and sole beneficiary of the TOLI policies. The policies were purchased to offset some of the costs of the participant earnings component of the Company's existing nonqualified deferred compensation plan.

     The cash surrender value of the policies, which is included in other assets in the accompanying consolidated balance sheets, amounted to $31,500 at August 26, 2001. Changes in cash surrender value are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Note 6.  Restructuring Liability

     In 1997, the Company recorded restructuring charges of $70,900 in connection with the closing of certain restaurant properties. The related liabilities are included in other current liabilities in the accompanying consolidated balance sheets and were established to accrue for estimated carrying costs of buildings and equipment prior to disposal, employee severance costs, lease buy-out provisions and other costs associated with the restructuring action. All restaurant closings under this restructuring action have been completed. The remaining restructuring actions, including disposal of the closed owned properties and the lease buy-outs related to the closed leased properties, are expected to be substantially completed during the current fiscal year.

     A summary of restructuring liability activity for the thirteen weeks ended August 26, 2001 is as follows:


                 Balance at May 27, 2001................................................         $ 5,798
                 Cash Payments:
                      Carrying costs and employee severance payments....................            (194)
                      Lease payments including lease buy-outs...........................            (183)
                                                                                                 -------
                 Balance at August 26, 2001.............................................         $ 5,421

Note 7.  Treasury Stock

     Pursuant to the Company's 64.6 million share stock repurchase program and in accordance with applicable securities regulations, the Company repurchased 1,815,404 shares of its common stock for $51,196 in the first quarter of fiscal 2002, resulting in a cumulative repurchase as of August 26, 2001 of a total of 54,332,771 shares. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen weeks ended August 26, 2001 and August 27, 2000.

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   August 26, 2001            August 27, 2000
--------------------------------------------------------------------------------------------------------------------

Sales........................................................             100.0%                    100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................              31.8                      32.5
     Restaurant labor........................................              30.8                      31.3
     Restaurant expenses.....................................              14.3                      13.7
                                                                         ------                    ------
       Total Cost of Sales...................................              76.9%                     77.5%
   Selling, general and administrative.......................               9.9                       9.8
   Depreciation and amortization.............................               3.6                       3.5
   Interest, net.............................................               0.8                       0.6
                                                                        -------                    ------
         Total Costs and Expenses............................              91.2%                     91.4%
                                                                                                   ------

Earnings before Income Taxes.................................               8.8                       8.6
Income Taxes.................................................              (3.1)                     (3.0)
                                                                        -------                    ------

Net Earnings.................................................               5.7%                      5.6%
                                                                        =======                    ======

--------------------------------------------------------------------------------
Results of Operations

     For the fiscal 2002 first quarter ended August 26, 2001, earnings after tax were $62.2 million or 51 cents per diluted share, compared to earnings after tax of $56.9 million or 46 cents per diluted share in the first quarter of last year. The increase in first quarter earnings was primarily attributable to strong same-restaurant sales at both Red Lobster and Olive Garden. Sales of $1.08 billion for the first quarter were 6.2% higher than last year's first quarter. The increase in sales was primarily attributable to a net increase of 35 restaurants since August 27, 2000, and an increase in same-restaurant sales.

     Food and beverage costs for the first quarter were 31.8% of sales, compared to 32.5% of sales last year primarily attributable to lower product costs. Restaurant labor costs decreased to 30.8% of sales compared to last year's 31.3% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses increased to 14.3% of sales compared to 13.7% last year primarily due to increased utility and new restaurant preopening expenses, partially offset by the impact of higher sales volumes. Selling, general and administrative expenses amounted to 9.9% of sales which was comparable to last year's 9.8% of sales. Depreciation and amortization as a percentage of sales increased from 3.5% to 3.6% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.8% of sales compared to 0.6% last year primarily due to higher debt levels.

     The effective tax rate for the first quarter of fiscal 2002 was 35.0% compared to 35.2% in last year's first quarter. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and tax exempt income, partially offset by a higher level of expected pre-tax income for 2002 and a reduction in certain tax deductible costs.

Division Results

     Red Lobster sales of $578.3 million were 3.9% above last year's first quarter. Same-restaurant sales in the United States increased 3.2% for the quarter, marking the fifteenth consecutive quarter of same-restaurant sales increases. First quarter operating profits improved over the prior year primarily as a result of the increased sales and lower food and beverage costs as a percentage of sales.

     Olive Garden sales of $462.2 million were 6.0% above last year's first quarter. Same-restaurant sales in the United States increased 4.2%, representing the twenty-eighth consecutive quarter of same-restaurant sales increases. First quarter operating profits improved over the prior year primarily due to increased sales and lower restaurant labor and selling, general and administrative expenses as a percentage of sales, partially offset by higher restaurant expenses as a percentage of sales.

     Bahama Breeze continued to produce strong sales during the quarter. Two new openings occurred in the first quarter, bringing the total number of restaurants in operation to 23. One additional restaurant opened since the end of the first quarter and at least five more openings are scheduled for this fiscal year.

     Restaurant sales at Smokey Bones continue to exceed management's initial expectations. One new opening occurred in the first quarter bringing the total number of restaurants in operation to ten. Five additional restaurants under construction are planned to open in fiscal 2002.

     The table below details the number of restaurants open at the end of the first quarter of fiscal 2002, compared with the number open at the end of May 2001 and the end of last fiscal year's first quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                         August 26, 2001             May 27, 2001             August 27, 2000
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA..................              628                       629                       621
Red Lobster - Canada...............               32                        32                        32
                                            --------                    ------                    ------
     Total.........................              660                       661                       653

Olive Garden - USA.................              475                       472                       464
Olive Garden - Canada..............                5                         5                         5
                                            --------                    ------                    ------
     Total.........................              480                       477                       469

Bahama Breeze......................               23                        21                        14

Smokey Bones ......................               10                         9                         2
                                            --------                    ------                    ------

     Total.........................            1,173                     1,168                     1,138
                                            ========                    ======                    ======

--------------------------------------------------------------------------------------------------------------------

Seasonality

     The Company's sales volumes fluctuate seasonally. In fiscal years 2000 and 2001, the Company's sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Financial Condition, Liquidity and Capital Resources

     Inventories totaled $171.7 million as of August 26, 2001, up from $148.4 million at May 27, 2001. The increase resulted from typical first quarter increases in seafood inventory levels due to availability. The additional seafood is expected to be used during the current fiscal year. Accounts payable of $171.0 million at August 26, 2001, increased from $156.9 million at May 27, 2001, principally as a result of the increased level of inventories.

     Other assets totaled $147.7 million as of August 26, 2001, up from $110.8 million at May 27, 2001. The increase resulted primarily from the Company's purchase of Trust Owned Life Insurance during the first quarter with an initial cash surrender value totaling $31.5 million. The Trust Owned Life Insurance was purchased to offset some of the costs of the Company's nonqualified deferred compensation plan. Cash and cash equivalents of $35.8 million at August 26, 2001, decreased from $61.8 million at May 27, 2001, primarily as a result of the purchase of this insurance.

     Accrued income taxes of $71.1 million at August 26, 2001, increased from $47.7 million at May 27, 2001, principally due to the timing of income tax payments.

     The Company's long-term debt consists principally of (i) $150.0 million of unsecured 6.375 percent notes due in February 2006, (ii) $100.0 million of unsecured 7.125 percent debentures due in February 2016, (iii) $150.0 million of unsecured 8.375 percent senior notes due in September 2005, (iv) $75.0 million of unsecured 7.45 percent medium-term notes due in April 2011, and (v) a $42.4 million commercial bank loan that is used to support two loans from the Company to the Employee Stock Ownership Plan portion of the Darden Savings Plan. The Company also has a commercial paper program that serves as its primary source of short-term financing. As of August 26, 2001, there were no borrowings outstanding under the program. To support the program, the Company has a credit facility with a consortium of banks under which the Company can borrow up to $300.0 million. As of August 26, 2001, no amounts were outstanding under the credit facility.

     Capital expenditures were $60.2 million for the first quarter of fiscal 2002 compared to $82.2 million in last year's first quarter. The decrease principally relates to timing as the Company estimates that its fiscal 2002 capital expenditures will be slightly more than that of fiscal 2001. The Company repurchased 1,815,404 shares of its common stock for $51.2 million in the first quarter of fiscal 2002 compared to 3,354,988 shares for $57.4 million in last year's first quarter.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe," "plan," "will", "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding the number of new Bahama Breeze and Smokey Bones restaurants expected to be opened during fiscal 2002, the completion of certain restructuring actions during the current fiscal year, and the Company's plans to participate in the "Dine Out for America" project. These forward-looking statements are based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, economic and market conditions, changes in food and other costs, importance of locations, effects of government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in Exhibit 99 filed with the Company's Form 10-K, which is incorporated into this report by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, the Company periodically enters into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     The Company uses the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 26, 2001, the Company's potential losses in future net earnings resulting from changes in foreign currency exchange rates, commodity prices, and floating rate debt interest rate exposures were approximately $1 million over a period of one year (including the impact of the natural gas hedges discussed above in Note 4 to the Financial Statements). At August 26, 2001, the value at risk from an increase in the fair value of all of the Company's long-term fixed-rate debt, over a period of one year, was approximately $36 million. The fair value of the Company's long-term fixed-rate debt during the first quarter of fiscal 2002 averaged approximately $478 million, with a high of approximately $489 million and a low of approximately $470 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     From time to time, the Company is made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of these legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial position, results of operations or cash flows.

Item 5.  Other Information.

     The Company is planning that, on October 11, 2001, all Company restaurants will mark the one-month anniversary of the terrorist attacks on the United States by donating 100% of their profits for the day to the American Red Cross Disaster Relief Fund as part of the national "Dine Out for America" project. Every meal purchased in Company restaurants that day will benefit relief efforts and the victims and their families affected by the tragic events on September 11, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit 10(a) Darden Restaurants, Inc. FlexComp Plan, as amended and restated.

                  Exhibit 10(b)     Darden  Restaurants,   Inc.   Compensation
                                    Plan  for   Non-Employee   Directors,   as
                                    amended.

                  Exhibit 10(c) Darden Restaurants, Inc. Stock Plan for Directors, as amended.

                  Exhibit 12        Computation   of  Ratio  of   Consolidated
                                    Earnings to Fixed Charges.

         (b)      Reports on Form 8-K.

                    (i) On June 22, 2001, the Company filed a current report on Form 8-K announcing annual and fourth quarter financial results for fiscal 2001 as well as national expansion of Smokey Bones.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DARDEN RESTAURANTS, INC.


Dated:   October 10, 2001                   By: /s/ Paula J. Shives
                                            ------------------------------------
                                               Paula J. Shives
                                               Senior Vice President,
                                               General Counsel and Secretary



Dated:   October 10, 2001                   By: /s/ Clarence Otis, Jr.
                                            ------------------------------------
                                               Clarence Otis, Jr.
                                               Senior Vice President,
                                               Chief Financial Officer
                                               (Principal financial and
                                                accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title


10(a) Darden Restaurants, Inc. FlexComp Plan, as amended and restated.

10(b) Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended.

10(c) Darden Restaurants, Inc. Stock Plan for Directors, as amended.

  12              Computation of Ratio of Consolidated Earnings to Fixed Charges