Form 10-Q
period 2001-11-25
DARDEN RESTAURANTS INC
filed 2002-01-07
CIK 940944

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

                For the quarterly period ended November 25, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ................ to ..................


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

     Number of shares of Common Stock, no par value, outstanding as of December 28, 2001: 117,063,516 (excluding 54,281,328 shares held in the Company's treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS


                                                                      Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                   3

                  Consolidated Balance Sheets                           5

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                  6

                  Consolidated Statements of Cash Flows                 7

                  Notes to Consolidated Financial Statements            9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  12

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                         16

Part II -         Other Information

         Item 1.  Legal Proceedings                                    17

         Item 4.  Submission of Matters to a Vote of Security Holders  17

         Item 5.  Other Information                                    18

         Item 6.  Exhibits and Reports on Form 8-K                     18

Signatures                                                             19

Index to Exhibits                                                      20

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 25, 2001          November 26, 2000
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................          $1,013,504                $  931,958
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................             321,302                   298,361
     Restaurant labor.......................................             328,361                   302,908
     Restaurant expenses....................................             153,658                   135,857
                                                                      ----------                ----------
       Total Cost of Sales..................................          $  803,321                $  737,126
   Selling, general and administrative......................             106,154                   105,955
   Depreciation and amortization............................              41,061                    35,789
   Interest, net............................................               8,982                     7,777
    Restructuring credit....................................              (2,269)                       --
                                                                      ----------                ----------
         Total Costs and Expenses...........................          $  957,249                $  886,647
                                                                      ----------                ----------

Earnings before Income Taxes................................              56,255                    45,311
Income Taxes................................................             (19,792)                  (15,770)
                                                                      ----------                ----------

Net Earnings................................................          $   36,463                $    29,541
                                                                      ==========                ===========

Net Earnings per Share:
   Basic ...................................................          $     0.31                $      0.25
                                                                      ==========                ===========
   Diluted..................................................          $     0.30                $      0.24
                                                                      ==========                ===========

Average Number of Common Shares Outstanding:
   Basic ...................................................             116,800                   119,800
                                                                      ==========                ===========
   Diluted..................................................             122,000                   123,700
                                                                      ==========                ===========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                             Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 25, 2001          November 26, 2000
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................          $ 2,094,994               $ 1,950,163
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................              664,894                   629,398
     Restaurant labor.......................................              661,807                   621,539
     Restaurant expenses....................................              307,808                   275,301
                                                                      -----------               -----------
       Total Cost of Sales..................................          $ 1,634,509               $ 1,526,238
   Selling, general and administrative......................              213,095                   205,300
   Depreciation and amortization............................               80,571                    71,425
   Interest, net............................................               17,256                    14,051
    Restructuring credit....................................               (2,269)                       --
                                                                      -----------               -----------
         Total Costs and Expenses...........................          $ 1,943,162               $ 1,817,014
                                                                      -----------               -----------

Earnings before Income Taxes................................              151,832                   133,149
Income Taxes................................................              (53,213)                  (46,687)
                                                                      -----------               ------------

Net Earnings................................................          $    98,619               $    86,462
                                                                      ===========               ============

Net Earnings per Share:
    Basic...................................................          $      0.84               $      0.72
                                                                      ===========               ===========
   Diluted..................................................          $      0.81               $      0.70
                                                                      ===========               ===========

Average Number of Common Shares Outstanding:
   Basic....................................................              117,100                   120,700
                                                                      ===========               ===========
   Diluted..................................................              122,200                   124,100
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                  November 25, 2001            May 27, 2001
--------------------------------------------------------------------------------------------------------------------

                            ASSETS
Current Assets:
   Cash and cash equivalents................................         $     19,999              $     61,814
   Receivables..............................................               24,579                    32,870
   Inventories..............................................              226,796                   148,429
   Net assets held for disposal.............................               10,489                    10,087
   Prepaid expenses and other current assets................               16,355                    26,942
   Deferred income taxes....................................               48,502                    48,000
                                                                     ------------              ------------
     Total Current Assets...................................         $    346,720              $    328,142
Land, Buildings and Equipment...............................            1,824,715                 1,779,515
Other Assets................................................              150,193                   108,877
                                                                     ------------              ------------

       Total Assets.........................................         $  2,321,628                $2,216,534
                                                                     ============              ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.........................................         $    132,384              $    156,859
   Short-term debt..........................................              107,000                    12,000
   Current portion of long-term debt........................                2,640                     2,647
   Accrued payroll..........................................               67,776                    82,588
   Accrued income taxes.....................................               37,901                    47,698
   Other accrued taxes......................................               26,461                    27,429
   Other current liabilities................................              217,829                   225,037
                                                                     ------------              ------------
     Total Current Liabilities..............................         $    591,991              $    554,258
Long-term Debt..............................................              514,278                   517,927
Deferred Income Taxes.......................................               93,738                    90,782
Other Liabilities...........................................               19,849                    20,249
                                                                     ------------              ------------
        Total Liabilities...................................         $  1,219,856              $  1,183,216
                                                                     ------------              ------------

Stockholders' Equity:
   Common stock and surplus.................................         $  1,440,381              $  1,405,799
   Retained earnings........................................              626,103                   532,121
   Treasury stock...........................................             (899,989)                 (840,254)
   Accumulated other comprehensive income...................              (13,931)                  (13,102)
   Unearned compensation....................................              (48,833)                  (49,322)
   Officer notes receivable.................................               (1,959)                   (1,924)
                                                                     ------------              ------------
        Total Stockholders' Equity..........................         $  1,101,772              $  1,033,318
                                                                     ------------              ------------

              Total Liabilities and Stockholders' Equity....         $  2,321,628              $  2,216,534
                                                                     ============              ============

-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY For the Twenty-Six Weeks
                  Ended November 25, 2001 and November 26, 2000
                                 (In Thousands)
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                   Common                            Accumulated
                                    Stock                               Other                       Officer       Total
                                     and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 27, 2001..........$1,405,799  $532,121   $(840,254)    $(13,102)      $(49,322)      $(1,924)   $1,033,318
Comprehensive income:
   Net earnings..................        --    98,619          --           --             --            --        98,619
   Other comprehensive income:
       Foreign currency adjustment       --        --          --         (701)            --            --          (701)
       Change in fair value
       of derivatives............        --        --          --         (128)            --            --          (128)
                                                                                                               -----------
       Total comprehensive income        --        --          --           --             --            --        97,790
Cash dividends declared..........        --    (4,637)         --           --             --            --        (4,637)
Stock option exercises (322 shares)  18,108        --         619           --             --            --        18,727
Issuance of restricted stock
   (209 shares),  net of forefeiture  4,648        --         658           --         (5,318)           --           (12)
   adjustments...................
Earned compensation..............        --        --          --           --          2,047            --         2,047
ESOP note receivable repayments..        --        --          --           --          3,760            --         3,760
Income tax benefit credited to
   equity                            10,677        --          --           --             --            --        10,677
Purchases of common stock for
   treasury (2,226 shares).......        --        --     (61,866)          --             --            --       (61,866)
Issuance of treasury stock under
   Employee Stock Purchase and
   other plans (85 shares).......     1,149        --         854           --             --            --         2,003
Issuance of officer notes (net)..        --        --          --           --             --           (35)          (35)
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 25, 2001     $1,440,381   $626,103  $(899,989)    $(13,931)      $(48,833)      $(1,959)   $1,101,772
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                   Common                            Accumulated
                                    Stock                               Other                       Officer       Total
                                     and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000..........$1,351,707   $344,579  $(666,837)    $(12,457)      $(56,522)      $(1,868)    $ 958,602
Comprehensive income:
   Net earnings..................        --     86,462         --           --             --            --        86,462
   Other comprehensive income,
    foreign currency adjustment..        --         --         --         (679)            --            --          (679)
                                                                                                               -----------
       Total comprehensive income        --         --         --           --             --            --        85,783
Cash dividends declared..........        --     (4,766)        --           --             --            --        (4,766)
Stock option exercises
   (1,960 shares)................    19,985         --         --           --             --            --        19,985
Issuance of restricted stock
   (358 shares), net of
    forfeiture adjustments.......     3,941         --       1,035          --         (5,040)           --           (64)
Earned compensation..............        --         --          --          --          2,035            --         2,035
ESOP note receivable repayments..        --         --          --          --          5,950            --         5,950
Income tax benefit credited to
   equity........................     8,625         --          --          --             --            --         8,625
Purchases of common stock for
   treasury (4,483 shares).......        --         --     (83,223)         --             --            --       (83,223)
Issuance of treasury stock under
   Employee Stock Purchase Plan
   (122 shares)..................       689         --       1,156          --             --            --         1,845
Issuance of officer notes (net)..        --         --          --          --             --           (94)          (94)
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 26, 2000     $1,384,947   $426,275   $(747,869)   $(13,136)      $(53,577)      $(1,962)     $994,678
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     November 25, 2001        November 26, 2000
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings..............................................           $     36,463             $    29,541
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................                 41,061                  35,789
     Amortization of unearned compensation and loan costs....                  1,743                   1,773
     Change in current assets and liabilities................               (122,451)                (96,310)
     Change in other liabilities ............................                   (129)                     39
     (Gain) loss on disposal of land, buildings and equipment                  1,428                    (520)
     Change in cash surrender value of trust owned life
          Insurance..........................................                    830                      --
     Deferred income taxes...................................                  1,341                     100
       Income tax benefit credited to equity.................                  3,446                   6,509
       Non-cash restructuring credit.........................                 (2,269)                     --
     Other, net..............................................                   (332)                     51
                                                                        ------------             -----------
       Net Cash Used by Operating Activities.................           $    (38,869)            $   (23,028)
                                                                        ------------             ------------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment................                (72,496)                (75,970)
   Increase in other assets..................................                 (6,604)                   (247)
   Proceeds from disposal of land, buildings and
     equipment (including net assets held for disposal)......                  2,140                   4,237
                                                                        ------------             -----------
       Net Cash Used by Investing Activities.................           $    (76,960)            $   (71,980)
                                                                        -------------            -----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................                  8,355                  15,712
   Dividends paid............................................                 (4,637)                 (4,766)
   Purchases of treasury stock...............................                (10,670)                (25,801)
   ESOP note receivable repayment............................                  1,735                   3,000
   Increase (decrease) in short-term debt....................                107,000                 (63,000)
   Proceeds from issuance of long-term debt..................                     --                 149,539
   Repayment of long-term debt...............................                 (1,735)                 (3,000)
   Payment of loan costs.....................................                     --                  (1,304)
                                                                        ------------             -----------
       Net Cash Provided by Financing Activities.............           $    100,048             $    70,380
                                                                        ------------             -----------

Decrease in Cash and Cash Equivalents........................                (15,781)                (24,628)
Cash and Cash Equivalents - Beginning of Period..............                 35,780                  32,381
                                                                        ------------             -----------

Cash and Cash Equivalents - End of Period....................           $     19,999             $     7,753
                                                                        ============             ===========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables...............................................                   (504)                 (7,806)
   Inventories...............................................                (55,124)                (34,407)
   Prepaid expenses and other current assets.................                  1,776                     156
   Accounts payable..........................................                (38,642)                (20,692)
   Accrued payroll...........................................                  3,258                   1,267
   Accrued income taxes......................................                (33,218)                (44,868)
   Other accrued taxes.......................................                 (3,591)                 (1,990)
   Other current liabilities.................................                  3,594                  12,030
                                                                        ------------             -----------
       Change in Current Assets and Liabilities..............           $   (122,451)            $   (96,310)
                                                                        =============            ============


--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                       November 25, 2001       November 26, 2000
--------------------------------------------------------------------------------------------------------------------


Cash Flows--Operating Activities
   Net earnings..............................................             $    98,619              $    86,462
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization...........................                  80,571                   71,425
     Amortization of unearned compensation and loan costs....                   3,637                    3,404
     Change in current assets and liabilities................                (112,547)                 (91,061)
     Change in other liabilities ............................                    (400)                     (42)
     Loss on disposal of land, buildings and equipment.......                   2,661                       19
       Change in cash surrender value of trust owned life
          Insurance..........................................                     830                       --
     Deferred income taxes...................................                   2,454                   (1,157)
       Income tax benefit credited to equity.................                  10,677                    8,625
       Non-cash restructuring credit.........................                  (2,269)                      --
     Other, net..............................................                    (139)                     (36)
                                                                          -----------              -----------
       Net Cash Provided by Operating Activities.............             $    84,094              $    77,639
                                                                          -----------              -----------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment................                (132,682)                (158,192)
   Increase in other assets..................................                 (13,195)                  (2,679)
   Purchase of trust owned life insurance....................                 (31,500)                      --
   Proceeds from disposal of land, buildings and
    equipment (including net assets held for disposal).......                   2,509                    8,813
                                                                          -----------              -----------
       Net Cash Used by Investing Activities.................             $  (174,868)             $  (152,058)
                                                                          -----------              -----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock....................                  20,523                   21,677
   Dividends paid............................................                  (4,637)                  (4,766)
   Purchases of treasury stock...............................                 (61,866)                 (83,223)
   ESOP note receivable repayment............................                   3,760                    5,950
   Increase (decrease) in short-term debt....................                  95,000                  (25,700)
   Proceeds from issuance of long-term debt..................                      --                  149,539
   Repayment of long-term debt...............................                  (3,767)                  (5,956)
   Payment of loan costs.....................................                     (54)                  (1,451)
                                                                          -----------              -----------
       Net Cash Provided by Financing Activities.............             $    48,959              $    56,070
                                                                          -----------              -----------

Decrease in Cash and Cash Equivalents........................                 (41,815)                 (18,349)
Cash and Cash Equivalents - Beginning of Period..............                  61,814                   26,102
                                                                          -----------              -----------

Cash and Cash Equivalents - End of Period....................             $    19,999              $     7,753
                                                                          ===========              ===========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables...............................................                   8,291                   (7,252)
   Inventories...............................................                 (78,367)                 (68,286)
   Prepaid expenses and other current assets.................                   2,235                      338
   Accounts payable..........................................                 (24,475)                   3,722
   Accrued payroll...........................................                 (14,812)                 (11,131)
   Accrued income taxes......................................                  (9,797)                 (14,942)
   Other accrued taxes.......................................                    (968)                     765
   Other current liabilities.................................                   5,346                    5,725
                                                                          -----------              -----------
       Change in Current Assets and Liabilities..............             $  (112,547)             $   (91,061)
                                                                          ============             ============

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

Note 1.    Background

     Darden Restaurants, Inc. (the "Company") owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and twenty-six weeks ended November 25, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

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

Note 2.    Consolidated Statements of Cash Flows

     During the thirteen and twenty-six weeks ended November 25, 2001, the Company paid $7,642 and $15,138 respectively, for interest (net of amounts capitalized) and $48,433 and $50,053 respectively, for income taxes. During the thirteen and twenty-six weeks ended November 26, 2000, the Company paid $43 and $9,700, respectively, for interest (net of amounts capitalized) and $54,330 and $55,181, respectively, for income taxes.

Note 3.    Net Earnings Per Share

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

     Options to purchase 34,468 and 2,503,099 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 25, 2001 and November 26, 2000, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 73,919 and 3,475,132 shares of common stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended November 25, 2001 and November 26, 2000, respectively, for the same reason.

Note 4.     Derivatives

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the fair values of those derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS 138, which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities, was required to be adopted concurrently with SFAS 133. The Company adopted SFAS 133 and SFAS 138 in the thirteen weeks ended August 26, 2001. There were no transition adjustments that were required to be recognized as a result of the adoption of these new standards, and therefore, adoption of these standards did not materially impact the Company's consolidated financial position, results of operations or cash flows.

     During the thirteen and twenty-six weeks ended November 25, 2001, the Company entered into futures contracts to reduce the risk of natural gas and coffee price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are reported as other comprehensive income, a component of stockholders' equity. These changes in fair value will be included in earnings of future periods when the natural gas and coffee are purchased and used by the Company in its operations. Net losses of $35 were recognized in earnings during the thirteen and twenty-six weeks ended November 25, 2001. It is expected that $128 of net losses related to these contracts, recognized in accumulated other comprehensive income as November 25, 2001, will be reclassified into food and beverage costs or restaurant expenses during the next 12 months. To the extent these derivatives are not effective, changes in their fair value are immediately recognized in current earnings.

     As of November 25, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future natural gas and coffee cash flows is six months and ten months, respectively. No gains or losses were reclassified into earnings as a result of the discontinuance of natural gas and coffee cash flow hedges because it was probable that the original forecasted transactions would not occur.

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

     The cash surrender value of the policies, which is included in other assets in the accompanying consolidated balance sheets, amounted to $30,670 at November 25, 2001. Changes in cash surrender value are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.

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

     A summary of restructuring liability activity for the twenty-six weeks ended November 25, 2001 is as follows:

                 Balance at May 27, 2001................................................         $ 5,798
                 Non-cash adjustments:
                       Restructuring credit.............................................          (2,269)
                 Cash payments:
                       Carrying costs and employee severance payments...................            (452)
                       Lease payments including lease buy-outs..........................            (196)
                                                                                                 -------
                 Balance at November 25, 2001...........................................         $ 2,881
                                                                                                 =======

     During the thirteen and twenty-six weeks ended November 25, 2001, the Company reversed a portion of its 1997 restructuring liability totaling $2,269. The reversal was primarily the result of favorable lease terminations.

Note 7.    Stockholders' Equity

     Pursuant to the Company's 64.6 million share stock repurchase program and in accordance with applicable securities regulations, the Company repurchased 410,188 shares of its common stock for $10,670 in the thirteen weeks ended November 25, 2001, resulting in a cumulative repurchase as of November 25, 2001 of a total of 54,742,959 shares. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

     The Company has share ownership guidelines for its executive management. To assist management in meeting these guidelines, the Company implemented the 1998 Stock Purchase/Loan Program (1998 Program) under its Stock Option and Long-Term Incentive Plan of 1995. The 1998 Program provides loans to executives and awards two options for every new share purchased, up to a maximum total share value equal to a designated percentage of the executive's base compensation. Loans are full recourse and interest bearing, with a maximum amount of 75% of the value of the stock purchased. All stock purchased is held on deposit with the Company until the loan payment requirements are met. The interest rate for loans under the 1998 Program is the applicable federal rate for mid-term loans with semi-annual compounding for the month in which the loan originates. The Company accounts for outstanding officer notes receivable as a reduction of stockholders' equity. Prior to the thirteen weeks ended November 25, 2001, the Company accounted for these notes receivable as other assets. In the accompanying consolidated balance sheets, notes receivable at May 27, 2001, have been reclassified as a reduction of stockholders' equity to conform to the current presentation.


Note 8.    Future Application of Accounting Standards

     In July 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as selling, general and administrative expense. Although this pronouncement will not have any impact on the Company's consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and selling, general and administrative expense in comparison to prior periods. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2002. Sales incentives included in selling, general and administrative expense for the thirteen weeks ending November 25, 2001 and November 26, 2000 amounted to $5,881 and $5,950, respectively. Sales incentives included in selling, general and administrative expense for the twenty-six weeks ended November 25, 2001 and November 26, 2000 amounted to $13,315 and $12,793, respectively.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and resolves significant implementation issues that had evolved since the issuance of SFAS 121. SFAS 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 in the first quarter of fiscal 2003. Adoption of SFAS 144 is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and twenty-six weeks ended November 25, 2001 and November 26, 2000.

                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               November 25,      November 26,     November 25,      November 26,
                                                   2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------------

Sales.....................................        100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage....................         31.7              32.0              31.7             32.3
     Restaurant labor.....................         32.4              32.5              31.6             31.9
     Restaurant expenses..................         15.2              14.6              14.7             14.1
                                                -------            ------            ------           ------
       Total Cost of Sales................         79.3%             79.1%             78.0%            78.3%
   Selling, general and administrative....         10.4              11.4              10.2             10.5
   Depreciation and amortization..........          4.0               3.8               3.9              3.7
   Interest, net..........................          0.9               0.8               0.8              0.7
   Restructuring credit...................         (0.2)               __              (0.1)              __
                                                -------            ------            -------          ------
         Total Costs and Expenses.........         94.4%             95.1%             92.8%            93.2%
                                                -------            ------            ------           ------

Earnings before Income Taxes..............          5.6               4.9               7.2              6.8
Income Taxes..............................         (2.0)             (1.7)             (2.5)            (2.4)
                                                -------            ------            ------           ------

Net Earnings..............................          3.6%              3.2%              4.7%             4.4%
                                                =======            ======            ======           ======


--------------------------------------------------------------------------------------------------------------------

Results of Operations

     For the fiscal 2002 second quarter ended November 25, 2001, earnings after tax were $36.5 million or 30 cents per diluted share, compared to earnings after tax of $29.5 million or 24 cents per diluted share in the second quarter of fiscal 2001. An after-tax restructuring credit of $1.4 million was taken in the second quarter of fiscal 2002 as the Company reversed portions of its 1997 restructuring liability. The reversal resulted from favorable lease terminations and had no effect on the Company's cash flow. Earnings after tax for the second quarter of fiscal 2002 before the restructuring credit were $35.1 million or 29 cents per diluted share. The increase in second quarter earnings was primarily attributable to strong same-restaurant sales growth at both Red Lobster and Olive Garden. Sales of $1.01 billion for the second quarter were 8.8% higher than last year's second quarter.

     For the first six months of fiscal 2002, net earnings were $98.6 million or 81 cents per diluted share, compared to $86.5 million or 70 cents per diluted share in the same fiscal 2001 period. Net earnings for the first six months of fiscal 2002 before the restructuring credit were $97.2 million or 80 cents per diluted share. Sales approximating $2.09 billion for the first six months of fiscal 2002 were 7.4% higher than last year.

     Food and beverage costs for the second quarter were 31.7% of sales, compared to 32.0% of sales last year primarily attributable to lower product costs. Restaurant labor costs decreased to 32.4% of sales compared to last year's 32.5% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses increased to 15.2% of sales compared to 14.6% of sales last year primarily due to increased utility, restaurant technology and new restaurant preopening expenses, partially offset by the impact of higher sales volumes. Second quarter selling, general and administrative expense decreased to 10.4% of sales compared to 11.4% of sales last year. The decrease was primarily attributable to less national television marketing versus last year, media deflation and the favorable impact of higher sales volumes, partially offset by the impact of the Company's $1.5 million pre-tax contribution to the Red Cross Disaster Relief Fund made as part of the Company's participation in the restaurant industry's Dine Out for America benefit held on October 11, 2001. Depreciation and amortization expense as a percentage of sales increased from 3.8% to 4.0% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.9% of sales compared to 0.8% of sales last year primarily due to higher debt levels.

     The effective tax rate for the second quarter of fiscal 2002, before the restructuring credit, was 35.0% compared to 34.8% in last year's second quarter. The increase in the effective tax rate resulted primarily from increases in the level of expected annual pre-tax income for fiscal 2002 and a reduction in certain tax deductible costs.

     Food and beverage costs for the first six months of fiscal 2002 were 31.7% of sales, compared to 32.3% of sales last year primarily attributable to lower product costs. Restaurant labor costs decreased to 31.6% of sales compared to last year's 31.9% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses increased to 14.7% of sales compared to 14.1% of sales last year primarily due to increased utility and new restaurant pre-opening expenses, partially offset by the impact of higher sales volumes. Selling, general and administrative expense decreased to 10.2% of sales compared to 10.5% of sales last year. The decrease was primarily attributable to less national television marketing versus last year, media deflation, and the favorable impact of higher sales volumes, partially offset by the impact of the Company's donation made as a result of the industry's Dine Out for America benefit. Depreciation and amortization expense as a percentage of sales increased from 3.7% to 3.9% primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense increased to 0.8% of sales compared to 0.7% of sales last year primarily due to higher debt levels.

     The effective tax rate for the first six months of fiscal 2002, before the restructuring credit, was 35.0% compared to 35.1% last year. The decrease in the effective tax rate resulted primarily from increases in annual expected tax credits and tax exempt income, partially offset by a higher level of expected annual pre-tax income for fiscal 2002 and a reduction in certain tax deductible costs.

Division Results

     Red Lobster sales of $534.9 million were 6.3% above last year's second quarter. Same-restaurant sales in the United States increased 6.1% for the quarter, marking the sixteenth consecutive quarter of same-restaurant sales increases. Second quarter operating profits improved over the prior year primarily as a result of the increased sales and lower food costs and marketing expenses as a percentage of sales, partially offset by higher restaurant expenses as a percentage of sales. Through the first six months of fiscal 2002, Red Lobster sales increased 5.0% to $1.11 billion and same-restaurant sales in the United States increased by 4.6%.

     Olive Garden sales of $442.5 million were 8.6% above last year's second quarter. Same-restaurant sales in the United States increased 5.9%, representing the twenty-ninth consecutive quarter of same-restaurant sales increases. Second quarter operating profits improved over the prior year primarily as a result of increased sales and lower restaurant labor and marketing expenses as a percentage of sales, partially offset by higher restaurant expenses as a percentage of sales. Through the first six months of fiscal 2002, Olive Garden sales increased 7.3% to $904.7 million and same-restaurant sales in the United States increased by 5.0%.

     Bahama Breeze continued to produce strong average sales per restaurant during the quarter. Two new openings occurred in the second quarter, bringing the total number of restaurants in operation to 25. At least four more openings are scheduled for fiscal 2002.

     Restaurant sales at Smokey Bones continue to exceed management's initial expectations. Two new openings occurred in the second quarter, bringing the total number of restaurants in operation to 12. Five additional restaurants under construction are planned to open in fiscal 2002.

     The table below details the number of restaurants open at the end of the second quarter of fiscal 2002, compared with the number open at the end of May 2001 and the end of last fiscal year's second quarter.

                              NUMBER OF RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                 November 25, 2001        May 27, 2001         November 26, 2000
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA...........................              629                  629                    620
Red Lobster - Canada........................               32                   32                     32
                                                        -----                -----                  -----
     Total..................................              661                  661                    652

Olive Garden - USA..........................              478                  472                    463
Olive Garden - Canada.......................                6                    5                      5
                                                        -----                -----                  -----
     Total..................................              484                  477                    468

Bahama Breeze...............................               25                   21                     15

Smokey Bones ...............................               12                    9                      4
                                                        -----                -----                  -----

     Total..................................            1,182                1,168                  1,139
                                                       =====                 =====                  =====

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


Financial Condition, Liquidity and Capital Resources

     Inventories totaled $226.8 million as of November 25, 2001, up from $148.4 million at May 27, 2001. The increase resulted from typical increases in seafood inventory levels during the first half of the year due to availability and upcoming promotions. The additional seafood is expected to be used during the current fiscal year.

     Other assets totaled $150.2 million as of November 25, 2001, up from $108.9 million at May 27, 2001. The increase resulted primarily from the Company's purchase of trust owned life insurance during the first quarter of fiscal 2002 with an initial cash surrender value totaling $31.5 million. The trust owned life insurance was purchased to offset some of the costs of the Company's nonqualified deferred compensation plan. Other assets also increased as a result of capitalized costs associated with software improvements.

     Cash and cash equivalents of $20.0 million at November 25, 2001, decreased from $61.8 million at May 27, 2001, primarily as a result of the purchase of the trust owned life insurance. Cash and cash equivalents also decreased as a result of Company restaurants being closed for the Thanksgiving holiday as well as the timing of checks being issued as of the end of the current quarter in comparison to May 27, 2001.

     Accounts payable of $132.4 million at November 25, 2001, increased from $156.9 million at May 27, 2001, principally due to the timing and terms of inventory purchases.

     In addition to cash flows from operations, the Company uses a combination of long-term and short-term borrowings to fund its liquidity needs. Short-term debt totaled $107.0 million as of November 25, 2001, up from $12.0 million at May 27, 2001. The increase in short-term debt was used to fund seasonal working capital needs and share repurchases. The Company's long-term debt consists principally of (i) $150.0 million of unsecured 6.375 percent notes due in February 2006, (ii) $100.0 million of unsecured 7.125 percent debentures due in February 2016, (iii) $150.0 million of unsecured 8.375 percent senior notes due in September 2005, (iv) $75.0 million of unsecured 7.45 percent medium-term notes due in April 2011, and (v) a $40.7 million commercial bank loan that is used to support two loans from the Company to the Employee Stock Ownership Plan portion of the Darden Savings Plan. The Company has a shelf registration on file with the SEC that provides for the issuance of an additional $275.0 million of unsecured debt securities from time to time. The Company also has a commercial paper program that serves as its primary source of short-term financing. As of November 25, 2001, there were no borrowings outstanding under the program. To support the program, the Company has a credit facility with a consortium of banks under which the Company can borrow up to $300.0 million. As of November 25, 2001, no amounts were outstanding under the credit facility.

     Capital expenditures were $72.5 million for the second quarter of fiscal 2002 compared to $76.0 million in last year's second quarter. For the first six months of fiscal 2002, capital expenditures were $132.7 million, compared to
$158.2 million in the same period last year. The decrease in capital expenditures for the first six months of fiscal 2002 principally related to timing as the Company estimates that its fiscal 2002 capital expenditures will be slightly more than that of fiscal 2001.

     The Company repurchased 410,188 shares of its common stock for $10.7 million in the second quarter of fiscal 2002 compared to 1,128,360 shares for $25.8 million in last year's second quarter. The Company repurchased 2,225,592 shares of its common stock for $61.9 million in the first six months of fiscal 2002 compared to 4,483,348 shares for $83.2 million in the first six months of last year.

Future Application of Accounting Standards

     In July 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as selling, general and administrative expense. Although this pronouncement will not have any impact on the Company's consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and selling, general and administrative expense in comparison to prior periods. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2002. Sales incentives included in selling, general and administrative expense for the thirteen weeks ending November 25, 2001 and November 26, 2000 amounted to $5.9 million and $6.0 million, respectively. Sales incentives included in selling, general and administrative expense for the twenty-six weeks ended November 25, 2001 and November 26, 2000 amounted to $13.3 million and $12.8 million, respectively.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and resolves significant implementation issues that had evolved since the issuance of SFAS 121. SFAS 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 in the first quarter of fiscal 2003. Adoption of SFAS 144 is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by the Company with the SEC (as well as information included in oral or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe", "plan", "will", "expect", "intend", "estimate", and "project", and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding the number of new Bahama Breeze and Smokey Bones restaurants expected to be opened during fiscal 2002, the completion of certain restructuring actions during the current fiscal year and the amount of capital expenditures for fiscal 2002. These forward-looking statements are based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to materially differ from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, competition, economic and market conditions, changes in food and other costs, importance of locations, effects of government regulations and the Company's ability to achieve its growth objectives, each of which is more specifically discussed in Exhibit 99 filed with the Company's Form 10-K, which is incorporated into this report by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, the Company periodically enters into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     The Company uses the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 25, 2001, the Company's potential losses in future net earnings resulting from changes in foreign currency exchange rates, commodity prices, and floating rate debt interest rate exposures were approximately $3 million over a period of one year (including the impact of the natural gas and coffee hedges discussed above in Note 4 to the Financial Statements). At November 25, 2001, the value at risk from an increase in the fair value of all of the Company's long-term fixed-rate debt, over a period of one year, was approximately $35 million. The fair value of the Company's long-term fixed-rate debt during the first half of fiscal 2002 averaged approximately $486 million, with a high of approximately $503 million and a low of approximately $470 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was held on September 20, 2001.

     (b) The name of each director  elected at the meeting is provided in Item 4
         (c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

     (c) At the Annual Meeting, the shareholders took the following actions:

                  (i)      Elected the following twelve directors:

                           Leonard L. Berry          For             102,695,409
                                                     Withheld            826,360

                           Bradley D. Blum           For             102,688,534
                                                     Withheld            833,235

                           Odie C. Donald            For             102,728,877
                                                     Withheld            792,892

                           Julius Erving, II         For              85,399,164
                                                     Withheld         18,122,605

                           Joe R. Lee                For             102,701,422
                                                     Withheld            820,347

                           Senator Connie Mack, III  For             102,583,408
                                                     Withheld            938,361

                           Richard E. Rivera         For             102,714,587
                                                     Withheld            807,182

                           Michael D. Rose           For             102,688,580
                                                     Withheld            833,189

                           Maria A. Sastre           For             102,724,217
                                                     Withheld            797,552

                           Jack A. Smith             For             102,727,058
                                                     Withheld            794,711

                           Blaine Sweatt, III        For             102,740,904
                                                     Withheld            780,865

                           Rita P. Wilson            For             102,702,949
                                                     Withheld            818,820

                  (ii) Approved appointment of KPMG LLP as independent auditor for the fiscal year ending May 26, 2002.

                           For                     101,944,775
                           Against                     919,200
                           Abstain                     657,794
                           Broker non-votes                  0


Item 5.  Other Information

     On December 13, 2001, the Company elected David Hughes to its Board of Directors, bringing the total number of directors to thirteen. Mr. Hughes is the Chairman of the Board and Chief Executive Officer of Hughes Supply, Inc. He also serves on the Board of Directors of SunTrust Banks, Inc. and Brown & Brown Insurance.


Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits.

                    Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

         (b)        Reports on Form 8-K.

                    On September 25, 2001, the Company filed a current report on Form 8-K to announce earnings for the first quarter, the declaration of a semi-annual dividend and the election of Leonard Berry to the Board of Directors.

                    On December 17, 2001, the Company filed a current report on Form 8-K to announce earnings for the second quarter and the election of David Hughes to the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DARDEN RESTAURANTS, INC.


Dated:   January 7, 2002                      By:  /s/ Paula J. Shives
                                                   -----------------------------
                                                   Paula J. Shives
                                                   Senior Vice President,
                                                   General Counsel and Secretary


Dated:   January 7, 2002                      By:  /s/ Clarence Otis, Jr.
                                                   -----------------------------
                                                   Clarence Otis, Jr.
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   (Principal financial and
                                                    accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title

    12            Computation of Ratio of Consolidated Earnings to Fixed Charges