Form 10-Q
period 2002-02-24
DARDEN RESTAURANTS INC
filed 2002-04-09
CIK 940944

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

                For the quarterly period ended February 24, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares of Common Stock, no par value, outstanding as of March 29, 2002: 115,454,671 (excluding 56,583,536 shares held in the Company's treasury).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS

                                                                           Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 5

                  Consolidated Statements of Changes in
                  Stockholders' Equity                                        6

                  Consolidated Statements of Cash Flows                       7

                  Notes to Consolidated Financial Statements                  9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                19

Part II -         Other Information

         Item 1.  Legal Proceedings                                          20

         Item 6.  Exhibits and Reports on Form 8-K                           20


Signatures                                                                   21

Index to Exhibits                                                            22

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                              Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 24, 2002          February 25, 2001
--------------------------------------------------------------------------------------------------------------------

Sales........................................................        $1,134,388                  $988,635
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................           350,310                   313,242
     Restaurant labor........................................           358,327                   313,930
     Restaurant expenses.....................................           160,710                   141,897
                                                                     ----------                  --------
       Total Cost of Sales...................................        $  869,347                  $769,069
   Selling, general and administrative.......................           111,284                    98,455
   Depreciation and amortization.............................            41,865                    37,092
   Interest, net.............................................             9,116                     8,528
                                                                     ----------                  --------
         Total Costs and Expenses............................        $1,031,612                  $913,144
                                                                     ----------                  --------

Earnings before Income Taxes.................................           102,776                    75,491
Income Taxes.................................................           (36,556)                  (25,964)
                                                                     ----------                  --------

Net Earnings.................................................        $   66,220                  $ 49,527
                                                                     ==========                  ========

Net Earnings per Share:
   Basic.....................................................        $     0.57                  $   0.41
                                                                     ==========                  ========
   Diluted...................................................        $     0.54                  $   0.40
                                                                     ==========                  ========

Average Number of Common Shares Outstanding:
   Basic.....................................................           116,700                   119,800
                                                                     ==========                  ========
   Diluted...................................................           123,000                   124,000
                                                                     ==========                  ========



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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                             Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 24, 2002          February 25, 2001
--------------------------------------------------------------------------------------------------------------------

Sales........................................................          $3,229,382                $2,938,798
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................           1,015,204                   942,640
     Restaurant labor........................................           1,020,134                   935,469
     Restaurant expenses.....................................             468,518                   417,198
                                                                       ----------                ----------
       Total Cost of Sales...................................          $2,503,856                $2,295,307
   Selling, general and administrative.......................             324,379                   303,755
   Depreciation and amortization.............................             122,436                   108,517
   Interest, net.............................................              26,372                    22,579
   Restructuring credit......................................              (2,269)                       --
                                                                       ----------                ----------
         Total Costs and Expenses............................          $2,974,774                $2,730,158
                                                                       ----------                ----------

Earnings before Income Taxes.................................             254,608                   208,640
Income Taxes.................................................             (89,769)                  (72,651)
                                                                       ----------                ----------

Net Earnings.................................................          $  164,839                $  135,989
                                                                       ==========                ==========

Net Earnings per Share:
   Basic.....................................................          $     1.41                $     1.13
                                                                       ==========                ==========
   Diluted...................................................          $     1.34                $     1.10
                                                                       ==========                ==========

Average Number of Common Shares Outstanding:
   Basic.....................................................             116,900                   120,400
                                                                       ==========                ==========
   Diluted...................................................             122,600                   124,100
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                  February 24, 2002            May 27, 2001
--------------------------------------------------------------------------------------------------------------------

                            ASSETS
Current Assets:
   Cash and cash equivalents.................................        $     37,144              $     61,814
   Receivables...............................................              29,485                    32,870
   Inventories...............................................             229,427                   148,429
   Net assets held for disposal..............................              10,579                    10,087
   Prepaid expenses and other current assets.................              16,727                    26,942
   Deferred income taxes.....................................              50,538                    48,000
                                                                     ------------              ------------
     Total Current Assets....................................        $    373,900              $    328,142
Land, Buildings and Equipment................................           1,870,658                 1,779,515
Other Assets.................................................             153,201                   108,877
                                                                     ------------              ------------

         Total Assets........................................        $  2,397,759              $  2,216,534
                                                                     ============              ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................        $    174,394              $    156,859
   Short-term debt...........................................              62,700                    12,000
   Current portion of long-term debt.........................               2,640                     2,647
   Accrued payroll...........................................              88,770                    82,588
   Accrued income taxes......................................              47,185                    47,698
   Other accrued taxes.......................................              29,081                    27,429
   Other current liabilities.................................             268,584                   225,037
                                                                     ------------              ------------
     Total Current Liabilities...............................        $    673,354              $    554,258
Long-term Debt...............................................             513,053                   517,927
Deferred Income Taxes........................................             106,728                    90,782
Other Liabilities............................................              19,780                    20,249
                                                                     ------------              ------------
          Total Liabilities..................................        $  1,312,915              $  1,183,216
                                                                     ------------              ------------

Stockholders' Equity:
   Common stock and surplus..................................        $  1,463,190              $  1,405,799
   Retained earnings.........................................             692,323                   532,121
   Treasury stock............................................          (1,007,760)                 (840,254)
   Accumulated other comprehensive income....................             (14,282)                  (13,102)
   Unearned compensation.....................................             (46,644)                  (49,322)
    Officer notes receivable.................................              (1,983)                   (1,924)
                                                                     ------------              ------------
          Total Stockholders' Equity.........................        $  1,084,844              $  1,033,318
                                                                     ------------              ------------

          Total Liabilities and Stockholders' Equity.........        $  2,397,759              $  2,216,534
                                                                     ============              ============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY For the Thirty-Nine Weeks
                  Ended February 24, 2002 and February 25, 2001
                                 (In Thousands)
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                   Common                            Accumulated
                                    Stock                               Other                       Officer       Total
                                     and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus   Earnings     Stock        Income       Compensation   Receivable    Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 27, 2001..........$1,405,799   $532,121   $(840,254)   $(13,102)      $(49,322)      $(1,924)   $1,033,318
Comprehensive income:
   Net earnings..................        --    164,839          --          --             --            --       164,839
   Other comprehensive income:
       Foreign currency adjustment       --         --          --        (648)            --            --          (648)
       Change in fair value of
       derivatives...............        --         --          --        (532)            --            --          (532)
                                                                                                              --------------
       Total comprehensive income        --         --          --          --             --            --       163,659
Cash dividends declared..........        --     (4,637)         --          --             --            --        (4,637)
Stock option exercises (2,534
   shares).......................    30,077         --       1,161          --             --            --        31,238
Issuance of restricted stock (212
   shares), net of forfeiture
   adjustments...................     4,517         --         789          --         (5,426)           --          (120)
Earned compensation..............        --         --          --          --          3,064            --         3,064
ESOP note receivable repayments..        --         --          --          --          5,040            --         5,040
Income tax benefit credited to
   equity........................    20,834         --          --          --             --            --        20,834
Purchases of common stock for
   treasury (5,017 shares).......        --         --    (170,831)         --             --            --      (170,831)
Issuance of treasury stock under
   Employee Stock Purchase and
   other plans (154 shares)......     1,963         --       1,375          --             --            --         3,338
Issuance of officer notes (net)..        --         --          --          --             --           (59)          (59)

----------------------------------------------------------------------------------------------------------------------------
Balance at February 24, 2002     $1,463,190   $692,323 $(1,007,760)   $(14,282)      $(46,644)      $(1,983)   $1,084,844

----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                                   Common                            Accumulated
                                    Stock                               Other                       Officer       Total
                                     and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus   Earnings     Stock        Income       Compensation   Receivable    Equity
----------------------------------------------------------------------------------------------------------------------------

Balance at May 28, 2000..........$1,351,707   $344,579   $(666,837)   $(12,457)      $(56,522)      $(1,868)     $958,602
Comprehensive income:
   Net earnings..................        --    135,989          --          --             --            --       135,989
   Other comprehensive income,
   foreign currency adjustment...        --         --          --        (517)            --            --          (517)
                                                                                                              --------------
       Total comprehensive income        --         --          --          --             --            --       135,472
Cash dividends declared..........        --     (4,766)         --          --             --            --        (4,766)
Stock option exercises (2,289
    shares)......................    23,758         --          --          --             --            --        23,758
Issuance of restricted stock
    (293 shares), net of
    forfeiture adjustments.......     3,941         --       1,035          --         (5,040)           --           (64)
Earned compensation..............        --         --          --          --          3,077            --         3,077
ESOP note receivable repayments..        --         --          --          --          7,625            --         7,625
Income tax benefit credited to
    equity.......................    10,324         --          --          --             --            --        10,324
Purchases of common stock for
    treasury (6,433 shares)......        --         --    (125,231)         --             --            --      (125,231)
Issuance of treasury stock under
    Employee Stock Purchase and
    other plans (184 shares).....     1,221         --       1,701          --             --            --         2,922
Issuance of officer notes (net)..        --         --          --          --             --           (33)          (33)
----------------------------------------------------------------------------------------------------------------------------
Balance at February 25, 2001     $1,390,951   $475,802   $(789,332)   $(12,974)      $(50,860)      $(1,901)   $1,011,686
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Thirteen Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 24, 2002      February 25, 2001
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................       $     66,220              $  49,527
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................             41,865                 37,092
     Amortization of unearned compensation and loan costs..........              1,771                  1,785
     Change in current assets and liabilities......................            117,791                 62,175
     Change in other liabilities ..................................                (69)                  (405)
     (Gain) Loss on disposal of land, buildings and equipment......               (317)                 1,327
       Change in cash surrender value of trust owned life insurance                617                     --
     Deferred income taxes.........................................             10,954                    910
       Income tax benefit credited to equity.......................             10,157                  1,699
     Other, net....................................................               (564)                    49
                                                                          ------------              ---------
       Net Cash Provided by Operating Activities...................       $    248,425              $ 154,159
                                                                          ------------              ---------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment......................            (91,092)               (86,736)
   Increase in other assets........................................             (5,131)                (4,521)
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................              4,355                  3,324
                                                                          ------------              ---------
       Net Cash Used by Investing Activities.......................       $    (91,868)             $ (87,933)
                                                                          ------------              ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................             13,883                  4,827
   Purchases of treasury stock.....................................           (108,965)               (42,008)
   ESOP note receivable repayment..................................              1,280                  1,675
   Decrease in short-term debt.....................................            (44,300)                (7,300)
   Repayment of long-term debt.....................................             (1,280)                (1,675)
   Payment of loan costs...........................................                (30)                  (201)
                                                                          ------------              ---------
       Net Cash Used by Financing Activities.......................       $   (139,412)             $ (44,682)
                                                                          ------------              ---------

Increase in Cash and Cash Equivalents..............................             17,145                 21,544
Cash and Cash Equivalents - Beginning of Period....................             19,999                  7,753
                                                                          ------------              ---------

Cash and Cash Equivalents - End of Period..........................       $     37,144              $  29,297
                                                                          ============              =========

Cash Flow from Changes in Current Assets and  Liabilities
   Receivables.....................................................             (4,906)                   109
   Inventories.....................................................             (2,631)                   125
   Prepaid expenses and other current assets.......................               (372)                 1,734
   Accounts payable................................................             42,010                     (4)
   Accrued payroll.................................................             20,994                 11,395
   Accrued income taxes............................................              9,284                 22,655
   Other accrued taxes.............................................              2,620                    245
   Other current liabilities.......................................             50,792                 25,916
                                                                          ------------              ---------
     Change in Current Assets and Liabilities......................       $    117,791              $  62,175
                                                                          ============              =========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                  Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        February 24, 2002      February 25, 2001
--------------------------------------------------------------------------------------------------------------------


Cash Flows--Operating Activities
   Net earnings....................................................           $164,839              $ 135,989
   Adjustments to reconcile net earnings to cash flow:
     Depreciation and amortization.................................            122,436                108,517
     Amortization of unearned compensation and loan costs..........              5,408                  5,189
     Change in current assets and liabilities......................              5,244                (28,886)
     Change in other liabilities ..................................               (469)                  (447)
     Loss on disposal of land, buildings and equipment.............              2,344                  1,346
     Change in cash surrender value of trust owned life insurance..              1,447                    ---
     Deferred income taxes.........................................             13,408                   (247)
     Income tax benefit credited to equity.........................             20,834                 10,324
     Non-cash restructuring credit.................................             (2,269)                   ---
     Other, net....................................................               (703)                    13
                                                                             ---------              ---------
       Net Cash Provided by Operating Activities...................          $ 332,519              $ 231,798
                                                                             ---------              ---------

Cash Flows--Investing Activities
   Purchases of land, buildings and equipment......................           (223,774)              (244,714)
   Increase in other assets........................................            (18,326)                (7,200)
   Purchase of trust owned life insurance..........................            (31,500)                   ---
   Proceeds from disposal of land, buildings and equipment
     (including net assets held for disposal)......................              6,864                 11,923
                                                                             ---------              ---------
       Net Cash Used by Investing Activities.......................          $(266,736)             $(239,991)
                                                                             ==========             ==========

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................             34,406                 26,504
   Dividends paid..................................................             (4,637)                (4,766)
   Purchases of treasury stock.....................................           (170,831)              (125,231)
   ESOP note receivable repayments.................................              5,040                  7,625
   Increase (decrease) in short-term debt..........................             50,700                (33,000)
    Proceeds from issuance of long-term debt.......................                ---                149,539
   Repayment of long-term debt.....................................             (5,047)                (7,631)
   Payment of loan costs...........................................                (84)                (1,652)
                                                                             ---------              ---------
       Net Cash (Used by) Provided by  Financing Activities........          $ (90,453)             $  11,388
                                                                             ---------              ---------

(Decrease) Increase in Cash and Cash Equivalents...................            (24,670)                 3,195
Cash and Cash Equivalents - Beginning of Period....................             61,814                 26,102
                                                                             ---------              ---------

Cash and Cash Equivalents - End of Period..........................          $  37,144              $  29,297
                                                                             =========              =========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................              3,385                 (7,143)
   Inventories.....................................................            (80,998)               (68,161)
   Prepaid expenses and other current assets.......................              1,863                  2,072
   Accounts payable................................................             17,535                  3,718
   Accrued payroll.................................................              6,182                    264
   Accrued income taxes............................................               (513)                 7,713
   Other accrued taxes.............................................              1,652                  1,010
   Other current liabilities.......................................             56,138                 31,641
                                                                             ---------              ---------
     Change in Current Assets and Liabilities......................          $   5,244              $ (28,886)
                                                                             =========              ==========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)


Note 1.   Background

     Darden Restaurants, Inc. (the "Company") owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirteen and thirty-nine weeks ended February 24, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2002.

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

Note 2.   Consolidated Statements of Cash Flows

     During the thirteen and thirty-nine weeks ended February 24, 2002, the Company paid $7,739 and $22,877 respectively, for interest (net of amounts capitalized) and $6,138 and $56,191 respectively, for income taxes. During the thirteen and thirty-nine weeks ended February 25, 2001, the Company paid $8,364 and $18,064 respectively for interest (net of amounts capitalized) and $801 and $55,982 respectively, for income taxes.

Note 3.   Net Earnings Per Share

     Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

     Options to purchase 1,025 and 29,667 shares of common stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 24, 2002 and February 25, 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 13,525 and 2,524,418 shares of common stock were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended February 24, 2002 and February 25, 2001, respectively, for the same reason.

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

     Natural Gas and Coffee Futures Contracts

     During the thirteen and thirty-nine weeks ended February 24, 2002, the Company entered into futures contracts to reduce the risk of natural gas and coffee price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are reported as other comprehensive income, a component of stockholders' equity. These changes in fair value will be included in earnings of future periods when the natural gas and coffee are purchased and used by the Company in its operations. Net losses of $238 and $273 were recognized in earnings during the thirteen and thirty-nine weeks ended February 24, 2002, respectively. It is expected that $238 of net losses related to these contracts, recognized in accumulated other comprehensive income at February 24, 2002, will be reclassified into food and beverage costs or restaurant expenses during the next 12 months. To the extent these derivatives are not effective, changes in their fair value are immediately recognized in current earnings.

     As of February 24, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future natural gas and coffee cash flows is nine months and ten months, respectively. No gains or losses were reclassified into earnings as a result of the discontinuance of natural gas and coffee cash flow hedges because it was probable that the original forecasted transactions would not occur.

     Interest Rate Lock Agreement

     During the thirteen and thirty-nine weeks ended February 24, 2002, the Company entered into a treasury interest rate lock agreement ("treasury lock") to hedge the risk that the cost of a future issuance of fixed rate debt may be adversely affected by interest rate fluctuations. The treasury lock had a $75,000 notional principal amount of indebtedness. To the extent the treasury lock is effective in offsetting the variability of the hedged cash flows, changes in the fair value of the treasury lock are not included in current earnings but are reported as other comprehensive income, a component of stockholders' equity. Changes in fair value will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $294 related to the treasury lock was recognized in accumulated other comprehensive income at February 24, 2002. No amounts were recognized in earnings during the thirteen and thirty-nine weeks ended February 24, 2002. As discussed in Note 9 to the Consolidated Financial Statements, on March 4, 2002, the Company issued $150,000 of indebtedness due in March 2007. The Company simultaneously settled the treasury lock at a gain of $267. It is expected that $53 of this gain will be recognized in earnings as an adjustment to interest expense during the next 12 months.

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

     The cash surrender value of the policies, which is included in other assets in the accompanying consolidated balance sheets, amounted to $30,053 at February 24, 2002. Changes in cash surrender value are included in selling, general and administrative expense in the accompanying consolidated statements of earnings.


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

     A summary of restructuring liability activity for the thirty-nine weeks ended February 24, 2002 is as follows:

                 Balance at May 27, 2001................................................         $ 5,798
                 Non-cash adjustments:
                       Restructuring credit.............................................          (2,269)
                 Cash payments:
                       Carrying costs and employee severance payments...................            (679)
                       Lease payments including lease buy-outs..........................            (395)
                                                                                                 -------
                 Balance at February 24, 2002...........................................         $ 2,455
                                                                                                 =======

     During the thirty-nine weeks ended February 24, 2002, the Company reversed a portion of its 1997 restructuring liability totaling $2,269. The reversal was primarily the result of favorable lease terminations.

Note 7.  Stockholders' Equity

     Pursuant to the Company's 64.6 million share stock repurchase program and in accordance with applicable securities regulations, the Company repurchased 2,791,047 shares of its common stock for $108,965 in the thirteen weeks ended February 24, 2002, resulting in a cumulative repurchase as of February 24, 2002 of a total of 57,534,006 shares. The Company's stock repurchase plan is used by the Company to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

     The Company has share ownership guidelines for its executive management. To assist management in meeting these guidelines, the Company implemented the 1998 Stock Purchase/Loan Program (1998 Program) under its Stock Option and Long-Term Incentive Plan of 1995. The 1998 Program provides loans to executives and awards two options for every new share purchased, up to a maximum total share value equal to a designated percentage of the executive's base compensation. Loans are full recourse and interest bearing, with a maximum amount of 75% of the value of the stock purchased. All stock purchased is held on deposit with the Company until the loan payment requirements are met. The interest rate for loans under the 1998 Program is the applicable federal rate for mid-term loans with semi-annual compounding for the month in which the loan originates. The Company accounts for outstanding officer notes receivable as a reduction of stockholders' equity. Prior to the thirteen weeks ended November 25, 2001, the Company accounted for these notes receivable as other assets. Therefore, in the accompanying consolidated balance sheets, officer notes receivable at May 27, 2001, have been reclassified as a reduction of stockholders' equity to conform to the current presentation.

Note 8.  Future Application of Accounting Standards

     In July 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as selling, general and administrative expense. Although this pronouncement will not have any impact on the Company's consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and selling, general and administrative expense in comparison to prior periods. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2002. Sales incentives included in selling, general and administrative expense for the thirteen weeks ended February 24, 2002 and February 25, 2001 amounted to $9,343 and $7,259, respectively. Sales incentives included in selling, general and administrative expense for the thirty-nine weeks ended February 24, 2002 and February 25, 2001 amounted to $22,658 and $20,052, respectively.

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

Note 9.  Subsequent Events

     On March 4, 2002, the Company issued $150,000 of unsecured 5.75% medium-term notes due in March 2007. A portion of the proceeds from the issuance were used to repay short-term debt. The remaining proceeds will be used to fund working capital needs.

     On March 21, 2002, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock. The stock split will be affected in the form of a 50% stock dividend to be distributed to stockholders on May 1, 2002 for all stockholders of record as of the close of business on April 10, 2002. In connection with the stock split, the number of common shares reserved for issuance or subject to issuance under the Company's stock option, stock grant and other plans will be proportionately increased. Common share and earnings per share data included in the accompanying consolidated financial statements and footnotes have not been adjusted for the impacts of the stock split. The pro forma computation of basic and diluted earnings per share as if the stock split had been effective for all periods presented is as follows:


                                                               Thirteen Weeks Ended       Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                                      February 24,    February 25,   February 24,   February 25,
                                                          2002            2001           2002           2001
--------------------------------------------------------------------------------------------------------------------


Net Earnings...............................                $66,220         $49,527       $164,839      $135,989

Net Earnings per Share:
   Basic...................................                $  0.38         $  0.28       $   0.94      $   0.75
                                                           =======         =======       ========      ========
   Diluted.................................                $  0.36         $  0.27       $   0.90      $   0.73
                                                           =======         =======       ========      ========


Average Number of Common Shares Outstanding:
   Basic...................................                175,000         179,700        175,400       180,600
                                                           =======         =======        =======       =======
   Diluted.................................                184,400         186,000        183,800       186,200
                                                           =======         =======        =======       =======

--------------------------------------------------------------------------------------------------------------------


     On March 21, 2002, the Board of Directors declared a four cents per share dividend to be paid on a pre-split basis to stockholders on May 1, 2002 for all stockholders of record as of the close of business on April 10, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected restaurant operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the thirteen and thirty-nine weeks ended February 24, 2002 and February 25, 2001.

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 24,      February 25,     February 24,      February 25,
                                                   2002              2001             2002              2001
--------------------------------------------------------------------------------------------------------------------

Sales......................................       100.0%            100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.....................        30.9              31.7              31.4             32.1
     Restaurant labor......................        31.6              31.8              31.6             31.8
     Restaurant expenses...................        14.2              14.3              14.5             14.2
                                                   ----             -----              ----            -----
       Total Cost of Sales.................        76.7%             77.8%             77.5%            78.1%
   Selling, general and administrative.....         9.8              10.0              10.1             10.3
   Depreciation and amortization...........         3.7               3.7               3.8              3.7
   Interest, net...........................         0.8               0.9               0.8              0.8
   Restructuring credit....................          --                --              (0.1)              --
                                                   ----              ----              ----             ----
             Total Costs and Expenses......        91.0%             92.4%             92.1%            92.9%
                                                   ----              ----              ----             ----

Earnings before Income Taxes...............         9.0               7.6               7.9              7.1
Income Taxes...............................        (3.2)             (2.6)             (2.8)            (2.5)
                                                   ----              ----              ----             ----

Net Earnings...............................         5.8%              5.0%              5.1%             4.6%
                                                   ====              ====              ====             ====

--------------------------------------------------------------------------------------------------------------------

Results of Operations

     For the fiscal 2002 third quarter ended February 24, 2002, earnings after tax were $66.2 million or 54 cents per diluted share, compared to earnings after tax of $49.5 million or 40 cents per diluted share in the third quarter of fiscal 2001. The increase in third quarter earnings was primarily attributable to strong same-restaurant sales growth at both Red Lobster and Olive Garden. Sales of $1.13 billion for the third quarter were 14.7% higher than last year's third quarter.

     For the first nine months of fiscal 2002, net earnings were $164.8 million or $1.34 per diluted share, compared to $136.0 million or $1.10 per diluted share in the same fiscal 2001 period. An after-tax restructuring credit of $1.4 million was taken in the second quarter of fiscal 2002 as the Company reversed portions of its 1997 restructuring liability. The reversal resulted from favorable lease terminations and had no effect on the Company's cash flow. Net earnings for the first nine months of fiscal 2002 before the restructuring credit were $163.4 million or $1.33 per diluted share. Sales of $3.23 billion for the first nine months of fiscal 2002 were 9.9% higher than last year.

     Food and beverage costs for the third quarter were 30.9% of sales, compared to 31.7% of sales last year primarily attributable to lower product costs. Restaurant labor costs decreased to 31.6% of sales compared to last year's 31.8% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses decreased to 14.2% of sales compared to 14.3% of sales last year primarily due to lower utility costs and efficiencies resulting from higher sales volumes, partially offset by certain employee benefit and restaurant technology expenses. Third quarter selling, general and administrative expense decreased to 9.8% of sales compared to 10.0% of sales last year. The decrease was primarily attributable to the favorable impact of marketing expense mix versus last year and higher sales volumes, partially offset by increased corporate level spending. Depreciation and amortization expense as a percentage of sales were comparable to last year at 3.7% primarily as a result of new restaurant and remodel activity, offset by the favorable impact of higher sales volumes. Interest expense decreased to 0.8% of sales compared to 0.9% of sales last year primarily due to efficiencies resulting from higher sales volumes which were offset by the impact of higher debt levels.

     The effective tax rate for the third quarter of fiscal 2002 was 35.6% compared to 34.4% in last year's third quarter. The increase in the effective tax rate resulted primarily from increases in the level of expected annual pre-tax income for fiscal 2002 and a reduction in certain tax deductible costs.

     Food and beverage costs for the first nine months of fiscal 2002 were 31.4% of sales, compared to 32.1% of sales last year primarily attributable to lower product costs. Restaurant labor costs decreased to 31.6% of sales compared to last year's 31.8% of sales primarily due to efficiencies resulting from higher sales volumes. Restaurant expenses increased to 14.5% of sales compared to 14.2% of sales last year primarily as a result of increased utility and new restaurant pre-opening expenses, partially offset by the impact of higher sales volumes. Selling, general and administrative expense decreased to 10.1% of sales compared to 10.3% of sales last year. The decrease was primarily attributable to less national television marketing versus last year, media mix and deflation, and the favorable impact of higher sales volumes, partially offset by the impact of the Company's donation made as a result of the industry's Dine Out for America benefit. Depreciation and amortization expense as a percentage of sales increased to 3.8% from 3.7% last year primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes. Interest expense was comparable to last year at 0.8% of sales primarily attributable to efficiencies resulting from higher sales volumes which were offset by the impact of higher debt levels.

     The effective tax rate for the first nine months of fiscal 2002, before the restructuring credit, was 35.2% compared to 34.8% last year. The increase in the effective tax rate resulted primarily from increases in the level of expected annual pre-tax income for fiscal 2002 and reduction in certain tax deductible costs, partially offset by increases in annual expected tax credits.


Division Results

     Red Lobster sales of $613.0 million were 13.6% above last year's third quarter. Same-restaurant sales in the United States were up 12.0% for the quarter, marking the seventeenth consecutive quarter of same-restaurant sales increases. Third quarter operating profits improved over the prior year primarily as a result of the increased sales and lower food costs and marketing expenses as a percentage of sales. Through the first nine months of fiscal 2002, Red Lobster sales increased 7.9% to $1.73 billion and same-restaurant sales in the United States increased by 7.1%.

     Olive Garden sales of $481.2 million were 13.9% above last year's third quarter. Same-restaurant sales in the United States increased 9.8%, marking the thirtieth consecutive quarter of same-restaurant sales increases. Third quarter operating profits improved over the prior year primarily as a result of increased sales and lower restaurant labor, restaurant expenses and marketing expenses as a percentage of sales, partially offset by higher food and beverage costs as a percentage of sales. Through the first nine months of fiscal 2002, Olive Garden sales increased 9.5% to $1.39 billion and same-restaurant sales in the United States increased by 6.5%.

     Bahama Breeze produced average sales per restaurant that continue to rebound from the lower second quarter levels experienced when travel safety issues were of most concern. One new opening occurred in the third quarter, bringing the total number of restaurants in operation to 26. Three additional openings are scheduled in fiscal 2002.

     Restaurant sales at Smokey Bones continue to exceed management's initial expectations. Four new openings occurred in the third quarter, bringing the total number of restaurants in operation to 16. Since the end of the third quarter, one new restaurant opened. Two additional restaurants under construction are planned to open in fiscal 2002.

     The table below details the number of restaurants open at the end of the third quarter of fiscal 2002, compared with the number open at the end of May 2001 and the end of last fiscal year's third quarter.

                              NUMBER OF RESTAURANTS
--------------------------------------------------------------------------------------------------------------------
                                                   February 24, 2002        May 27, 2001       February 25, 2001
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA...............................            631                     629                 623
Red Lobster - Canada............................             32                      32                  32
                                                          -----                   -----               -----
     Total......................................            663                     661                 655

Olive Garden - USA..............................            482                     472                 464
Olive Garden - Canada...........................              6                       5                   5
                                                          -----                   -----               -----
     Total......................................            488                     477                 469

Bahama Breeze...................................             26                      21                  19

Smokey Bones....................................             16                       9                   5
                                                          -----                   -----               -----

     Total......................................          1,193                   1,168               1,148
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

Financial Condition, Liquidity and Capital Resources

     Inventories totaled $229.4 million as of February 24, 2002, up from $148.4 million at May 27, 2001. The increase resulted from typical increases in seafood inventory levels during the first nine months of the year due to availability and upcoming promotions. The additional seafood is expected to be used during the fourth quarter.

     Other assets totaled $153.2 million as of February 24, 2002, up from $108.9 million at May 27, 2001. The increase resulted primarily from the Company's purchase of trust owned life insurance during the first quarter of fiscal 2002 with an initial cash surrender value totaling $31.5 million. The trust owned life insurance was purchased to offset some of the costs of the Company's nonqualified deferred compensation plan. Other assets also increased as a result of capitalized costs associated with software improvements.

     Cash and cash equivalents of $37.1 million at February 24, 2002, decreased from $61.8 million at May 27, 2001, primarily as a result of the purchase of the trust owned life insurance.

     Accounts payable of $174.4 million at February 24, 2002, increased from $156.9 million at May 27, 2001, principally due to the timing and terms of inventory purchases.

     Other current liabilities totaled $268.6 million as of February 24, 2002, up from $225.0 million at May 27, 2001. The increase is primarily a result of net increases in employee benefit related accruals and gift card payables.

     Net noncurrent deferred income tax liabilities totaled $106.7 million as of February 24, 2002, up from $90.8 million at May 27, 2001. The increase is primarily a result of current income tax deductions for certain capitalized software costs and equipment.

     In addition to cash flows from operations, the Company uses a combination of long-term and short-term borrowings to fund its liquidity needs. The Company has a commercial paper program that serves as its primary source of short-term financing. To support the program, the Company has a credit facility with a consortium of banks under which the Company can borrow up to $300.0 million. The credit facility expires in October 2004 and contains various restrictive covenants, such as maximum debt to capital ratios. None of these covenants is expected to impact the Company's liquidity or capital resources. As of February 24, 2002, no amounts were outstanding under the credit facility. Short-term debt totaled $62.7 million as of February 24, 2002, up from $12.0 million at May 27, 2001. The increase in short-term debt was used to fund seasonal working capital needs and share repurchases.

     At February 24, 2002, the Company's long-term debt consisted principally of
(i) $150.0 million of unsecured 6.375 percent notes due in February 2006, (ii) $100.0 million of unsecured 7.125 percent debentures due in February 2016, (iii) $150.0 million of unsecured 8.375 percent senior notes due in September 2005,
(iv) $75.0 million of unsecured 7.45 percent medium-term notes due in April 2011, and (v) a $39.4 million commercial bank loan that is used to support two loans from the Company to the Employee Stock Ownership Plan portion of the Darden Savings Plan. On March 4, 2002, the Company issued $150.0 million of unsecured 5.75% medium-term notes due in March 2007. A portion of the proceeds from the issuance were used to repay short-term debt. The remaining proceeds will be used to fund working capital needs. The Company has a shelf registration on file with the SEC that provides for the issuance of an additional $125.0 million of unsecured debt securities from time to time.

     A  summary  of  the  Company's   contractual   obligations  and  commercial
commitments as of February 24, 2002 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                             Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------

Long-Term Debt                 $517,055        $  2,640        $        --          $300,000            $214,415
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating Leases                250,652          46,793             78,248            55,060              70,551
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total Contractual Cash
Obligations                    $767,707        $ 49,433        $    78,248          $355,060            $284,966
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------



-------------------------- --------------- ---------------------------------------------------------------------------
                                                           Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade Letters of Credit        $  1,026        $  1,026        $        --          $      --           $    --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby Letters of
Credit (1)                       40,002          40,002                 --                 --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (2)                    5,792           1,287              1,366              1,162             1,977
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total Commercial
Commitments                    $ 46,820       $  42,315         $    1,366          $   1,162           $ 1,977
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

     (1) Includes letters of credit for $30,000 of workers' compensation and general liabilities accrued in the Company's consolidated financial statements; also includes letters of credit for $8,466 of lease payments included in contractual operating lease obligation payments noted above.

     (2) Consists solely of guarantees associated with sub-leased properties.

     Net cash flows used by investing activities included capital expenditures of $91.1 million for the third quarter of fiscal 2002 compared to $86.7 million in last year's third quarter. For the first nine months of fiscal 2002, capital expenditures were $223.8 million, compared to $244.7 million in the same period last year. The decrease in capital expenditures for the first nine months of fiscal 2002 principally related to timing as the Company estimates that its fiscal 2002 capital expenditures will be slightly more than that of fiscal 2001.

     Net cash flows used by financing activities included the Company's repurchase of 2,791,047 shares of its common stock for $109.0 million in the third quarter of fiscal 2002 compared to 1,949,369 shares for $42.0 million in last year's third quarter. The Company repurchased 5,016,639 shares of its common stock for $170.8 million in the first nine months of fiscal 2002 compared to 6,432,717 shares for $125.2 million in the first nine months of last year.

Critical Accounting Policies

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to the Company's Consolidated Financial Statements included in our Annual Report on Form 10-K). Actual results could differ from those estimates.

     Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements

     Land, Buildings, and Equipment

     All land, buildings, and equipment are recorded at cost. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Equipment is depreciated over estimated useful lives ranging from three to ten years also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     The Company's accounting policies regarding land, buildings, and equipment include certain management judgments regarding the estimated useful lives of such assets, the residual values to which the assets are depreciated, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

     Impairment of Long-Lived Assets

     Restaurant sites and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Restaurant sites and certain identifiable intangibles to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell.

     Judgments made by the Company related to the expected useful lives of long-lived assets and the ability of the Company to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize a material impairment charge.

     Self-Insurance Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, employee medical, and general liability programs. Accrued liabilities have been recorded based on the Company's estimates of the ultimate costs to settle incurred and incurred but not reported claims.

     The Company's accounting policies regarding self-insurance programs include certain management judgments and actuarial assumptions regarding economic conditions, the frequency or severity of claims and claim development patterns, and claim reserving, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Future Application of Accounting Standards

     In July 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as selling, general and administrative expense. Although this pronouncement will not have any impact on the Company's consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and selling, general and administrative expense in comparison to prior periods. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2002. Sales incentives included in selling, general and administrative expense for the thirteen weeks ended February 24, 2002 and February 25, 2001 amounted to $9.3 million and $7.3 million, respectively. Sales incentives included in selling, general and administrative expense for the thirty-nine weeks ended February 24, 2002 and February 25, 2001 amounted to $22.7 million and $20.1 million, respectively.

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

     The Company uses the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 24, 2002, the Company's potential losses in future net earnings resulting from changes in foreign currency exchange rates, commodity prices, and floating rate debt interest rate exposures were approximately $2 million over a period of one year (including the impact of the natural gas and coffee hedges discussed in Note 4 to the Consolidated Financial Statements). At February 24, 2002, the value at risk from an increase in the fair value of all of the Company's long-term fixed-rate debt, over a period of one year, was approximately $33 million. The fair value of the Company's long-term fixed-rate debt during the first nine months of fiscal 2002 averaged approximately $487 million, with a high of approximately $503 million and a low of approximately $470 million. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges

                  Exhibit 99 Cautionary Statements Under Private Securities Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

         (b)      Reports on Form 8-K.

                  During the third quarter, the Company filed the following reports on Form 8-K:

                           On December 17, 2001, the Company filed a Form 8-K dated December 13, 2001, reporting second quarter earnings.

                  In addition, the Company filed the following reports on Form 8-K subsequent to the close of the third quarter:

                           On March 5, 2002, the Company filed a Form 8-K dated March 4, 2002, reporting the issuance of $150.0 million 5.75% medium-term notes due March 2007.

                           On March 22, 2002, the Company filed a Form 8-K dated March 21, 2002, to report third quarter earnings and the declaration by the Board of Directors of a 3-for-2 stock split.

                           On March 27, 2002, the Company filed a Form 8-K dated March 26, 2002, to report its new leadership structure.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DARDEN RESTAURANTS, INC.

Dated:   April 9, 2002                        By: /s/ Paula J. Shives
                                              ----------------------------------
                                              Paula J. Shives
                                              Senior Vice President,
                                              General Counsel and Secretary



Dated:   April 9, 2002                        By: /s/ Clarence Otis, Jr.
                                              ----------------------------------
                                              Clarence Otis, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title

12                Computation of Ratio of Consolidated Earnings to Fixed Charges

99 Cautionary Statements Under Private Securities Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended May 27, 2001).