Form 10-K
period 2002-05-26
DARDEN RESTAURANTS INC
filed 2002-08-19
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-----------------------------------------------------------------------
                                    FORM 10-K
-----------------------------------------------------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 26, 2002

/    /  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $19.81 per share as reported on the New York Stock Exchange on July 22, 2002: $3,393,518,829.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  22,  2002:
171,303,323 (excluding 87,543,707 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement dated August 16, 2002 are incorporated by reference into Part III, and portions of the Registrant's 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Report.

                                     PART I

Item 1.  BUSINESS

Introduction

     Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world.* As of May 26, 2002, we operated 1,211 restaurants in the United States and Canada. In the United States, we operated 1,174 restaurants in 49 states (the exception being Alaska), including 636 Red Lobster(R), 490 Olive Garden(R), 29 Bahama Breeze(R), and 19 Smokey Bones(R) BBQ Sports Bar restaurants. In Canada, we operated 37 restaurants, including 31 Red Lobster and six Olive Garden restaurants. We operate all of our restaurants in the United States and Canada, with no franchising. In Japan, we licensed 33 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

     Darden is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI and our other subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated in March 1968 as Red Lobster Inns of America, Inc.

     Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Unless the context indicates otherwise, all references to Darden, "we", "our" or "us" include Darden, GMRI and our respective subsidiaries.

Background

     We opened our first restaurant, a Red Lobster, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. We were acquired by General Mills, Inc. in 1970. In May 1995, we became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills' stockholders.

     In recent years our two largest restaurant concepts have resumed growth in the number of restaurants. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2002 increased by six and 19, respectively, as compared to the end of fiscal 2001. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 667 units in North America by the end of fiscal 2002. Olive Garden, an internally developed concept, opened its first restaurant in fiscal 1983, and by the end of fiscal 2002 had expanded to 496 restaurants and one food court cafe in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2002, there were 29 Bahama Breeze restaurants.

     Our newest restaurant concept is Smokey Bones BBQ Sports Bar, an internally developed concept. The first restaurant was opened in fiscal 2000 in Orlando, Florida. At the end of fiscal 2002, there were 19 Smokey Bones restaurants.

     The table on the following page shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.
--------------------------
*Source: Nation's Restaurant News, "Special Report: Top 100," June 24, 2002 (based on revenues from company owned restaurants).



                                    Company-Operated Restaurants Open at Fiscal Year End


    Fiscal          Red         Olive       Bahama          Smokey              Total          Total Company Sales
     Year         Lobster    Garden (1)     Breeze          Bones         Restaurants(1)(2)   ($ in Millions)(3)(4)
     ----         -------    ----------     ------          -----         -----------------     ------------------


     1970                6                                                          6                      3.5
     1971               24                                                         24                      9.1
     1972               47                                                         47                     27.1
     1973               70                                                         70                     48.0
     1974               97                                                         97                     72.6
     1975              137                                                        137                    108.5
     1976              174                                                        174                    174.1
     1977              210                                                        210                    229.2
     1978              236                                                        236                    291.4
     1979              244                                                        244                    337.5
     1980              260                                                        260                    397.6
     1981              291                                                        291                    528.4
     1982              328                                                        328                    614.3
     1983              360            1                                           361                    718.5
     1984              368            2                                           370                    782.3
     1985              372            4                                           376                    842.2
     1986              401           14                                           415                    917.3
     1987              433           52                                           485                  1,097.7
     1988              443           92                                           535                  1,300.8
     1989              490          145                                           635                  1,621.5
     1990              521          208                                           729                  1,927.7
     1991              568          272                                           840                  2,212.3
     1992              619          341                                           960                  2,542.0
     1993              638          400                                         1,038                  2,737.0
     1994              675          458                                         1,133                  2,963.0
     1995              715          477                                         1,192                  3,163.3
     1996              729          487            1                            1,217                  3,191.8
     1997              703          477            2                            1,182                  3,171.8
     1998              682          466            3                            1,151                  3,261.6
     1999              669          464            6                            1,139                  3,432.4
     2000              654          469           14            2               1,139                  3,675.5
     2001              661          477           21            9               1,168                  3,992.4
     2002              667          496           29           19               1,211                  4,368.7

----------------------------

(1)  Does not include one Olive Garden Cafe restaurant.
(2) Includes only Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants. Does not include other restaurant concepts operated by us in these years that are no longer in operation or which are no longer owned by us.
(3) Includes total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones that are no longer in operation or which are no longer owned by us.
(4) Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives" requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2002. Sales incentives for fiscal years prior to 1998 have not been reclassified.

Strategy

     The restaurant industry is generally considered to be comprised of four segments: quick service, midscale, casual dining and fine dining. The industry is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit concepts have the opportunity to increase their share of the casual dining segment. We plan to grow by increasing the number of restaurants in each of our existing concepts and by developing or acquiring additional concepts that can be expanded profitably.

     While we are a leader in the casual dining segment, we know we cannot be successful without a clear sense of who we are. Our core purpose is "To nourish and delight everyone we serve." This core purpose is supported by our core values:

         o    Integrity and fairness;
         o    Respect and caring;
         o    Diversity;
         o    Always learning/always teaching;
         o    Being "of service";
         o    Teamwork; and
         o    Excellence.

     To support our core purpose, we have established a framework of three strategic imperatives or "building blocks":

         o   leadership development as a core competency;
         o   service and hospitality excellence; and
         o   culinary and beverage excellence.

     We support these strategic imperatives by developing two key enablers - diversity literacy and technology literacy - throughout the organization. We believe that our continuing focus on these three building blocks, supported by our commitment to diversity and technology, provides a strong foundation for future growth.

Restaurant Concepts

Red Lobster

     Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrees, appetizers and desserts.

     Dinner entree prices range from $8.99 to $24.99, with fresh fish and certain lobster items available at market price. Lunch entree prices range from $5.25 to $9.99. The entree price also includes side items and our signature Cheddar Bay biscuits. During fiscal 2002, the average check per person was between $15.50 and $16.50, with alcoholic beverages accounting for about nine percent of Red Lobster's sales. Red Lobster maintains approximately 128 different menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas, as well as a lower-priced children's menu.

     Fiscal 2002 was a record year in both sales and profits for Red Lobster. Total sales of $2.34 billion for the 2002 fiscal year were 7.1 percent above last year and average sales per restaurant for the year were $3.5 million - record levels for Red Lobster. Operating profit for the fiscal year increased at a double-digit percentage rate and established a new record for Red Lobster. As of the end of fiscal 2002, Red Lobster had enjoyed 18 consecutive quarters of U.S. same-restaurant sales increases.

Olive Garden

     Olive Garden is the market share leader among casual dining Italian restaurants in the United States. Olive Garden's menu includes a variety of authentic Italian foods featuring fresh ingredients, and an expanded wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sauteed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

     Dinner entree prices range from $7.50 to $17.95, and most lunch entree prices range from $5.75 to $8.95. The price of each entree also includes as much fresh salad or soup as a guest desires. During fiscal 2002, the average check per person was $12.50 to $13.50, with alcoholic beverages accounting for about nine percent of Olive Garden's sales. Olive Garden maintains approximately 24 different dinner menus and 23 lunch menus to reflect geographic differences in consumer preferences, prices and selections in its trade areas, as well as two different lower-priced children's menus.

     Fiscal 2002 was a record year for both sales and profits at Olive Garden. Olive Garden's total sales for the 2002 fiscal year were $1.86 billion, up 9.5 percent from the prior year, and its annual average sales per restaurant increased to $3.9 million - both record levels. Olive Garden had a double-digit percentage increase in operating profit for the seventh consecutive fiscal year, reaching a new high in operating profit as well. Olive Garden has had 31 consecutive quarters of U.S. same-restaurant sales increases as of the end of fiscal 2002.

Bahama Breeze

     Bahama Breeze is a Caribbean-themed restaurant that offers guests a distinctive island dining experience. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. In fiscal 2002, sales at Bahama Breeze surpassed $125 million and we opened eight new restaurants in five new markets, bringing the total to 29 restaurants in 20 markets. The concept continues to be well received by guests, with strong sales volumes. We plan to open six to ten new Bahama Breeze restaurants in fiscal 2003.

Smokey Bones

     Our newest casual dining concept, Smokey Bones BBQ Sports Bar, combines barbeque with a relaxed sports bar atmosphere. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. There are currently 19 Smokey Bones restaurants, and we plan to open 20 to 25 new Smokey Bones restaurants in fiscal 2003. We believe that Smokey Bones has strong expansion potential and could become at least a $1.5 billion operating concept in the future.

Recent and Planned Growth

     During fiscal 2002, we opened 49 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and closed seven restaurants. This resulted in a net increase of 42 restaurants in operation (or 43, including relocations, which net each other out, and rebuilds). We plan to open approximately 54 to 72 new Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants during fiscal 2003 (excluding relocations and rebuilds). Our actual and projected new openings by concept (excluding relocations and rebuilds ) are shown below.

                                                              Actual New               Projected New
                                                         Restaurant Openings        Restaurant Openings
                                                             Fiscal 2002                Fiscal 2003
                                                             -----------                -----------
         Red Lobster................................                 11                       8-12
         Olive Garden...............................                 20                      20-25
         Bahama Breeze..............................                  8                       6-10
         Smokey Bones...............................                 10                      20-25
                                                                   ----                      -----
               Totals...............................                 49                      54-72
                                                                    ====                     =====

     Our objective is to continue to expand our current portfolio of restaurant concepts, and to develop or acquire additional concepts that can be expanded profitably. We are currently testing new ideas and concepts, and expanding Bahama Breeze and Smokey Bones nationally in light of favorable consumer response. We also regularly evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives. At present, we have not identified any specific acquisitions.

     We will continue to focus on improving operational returns at Olive Garden and Red Lobster, and will limit new restaurant expansion of those concepts to the highest-potential sites. Olive Garden's expansion will include its recently developed "Tuscan Farmhouse" design, an outgrowth of our collaboration with Rocca delle Macie, a family-owned winery in Tuscany. In addition, we plan to expand Bahama Breeze and Smokey Bones at a pace that will enable each new restaurant to capture the concept's full potential. The specific number of openings will depend on many factors, such as our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction and recruit and train restaurant management and hourly personnel.

     We consider location to be a critical factor in determining a restaurant's long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes 120 to 180 days after the site is acquired and permits are obtained.

     The following table illustrates the approximate average capital investment, size and dining capacity of the 11 Red Lobster and 20 Olive Garden restaurants that were opened during fiscal 2002 (excluding relocations, rebuilds and conversion of existing restaurants).

                                                  Capital           Square        Dining        Dining
                                               Investment(1)       Feet(2)       Seats(3)     Tables(4)
         Red Lobster........................     $3,634,000          6,865          204            60
         Olive Garden.......................     $3,814,000          7,838          213            50


(1)  Includes net present value of leases, but excludes working capital.
(2) Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.
(3)  Includes bar dining seats and patio seating, but excludes bar stools.
(4)  Includes patio dining tables.

     We systematically review the performance of our restaurants to ensure that each meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve that restaurant's performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing or conversion to one of our other concepts.

     During fiscal 2002, we permanently closed five, rebuilt one and relocated six Red Lobster restaurants in the United States, and closed one Red
Lobster restaurant in Canada. During the same period, we permanently closed one and relocated one Olive Garden restaurant in the United States, and none in Canada.

Restaurant Operations

     We believe that high-quality restaurant management is critical to our long-term success. We also believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options and restricted stock, help attract and retain highly motivated restaurant managers.

     Our restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and one to four additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 65 to 140 hourly employees, most of whom work part-time. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards. At our two largest concepts, Red Lobster and Olive Garden, restaurant general managers report to directors, and each director is responsible for seven to 14 restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operations training programs. These efforts include a 12-to 15-week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant one week following the opening. They are redeployed as appropriate to enable a smooth transition to the restaurant's operating staff.

Quality Assurance

     Our Quality Assurance Department helps ensure that all restaurants provide high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through "Point Source Inspection" in southeastern Asia, we seek to purchase only seafood that meets or exceeds our specifications. Since 1976, we have maintained a microbiological laboratory to routinely test seafood and other commodities for quality and microbiological safety. In addition, quality assurance managers visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The quality assurance managers also serve as a liaison to regulatory agencies on issues relating to food safety. We use independent third party auditors to inspect and evaluate commodity vendors. In this manner, we attempt to ensure that our suppliers maintain good manufacturing practices and operate with the comprehensive industry standard Hazard Analysis Critical Control Points programs in place.

Purchasing and Distribution

     Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant concepts depends upon procurement from reliable sources. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,500 suppliers in 45 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

     We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors, and source product directly from producers (not brokers or middlemen) predominantly and whenever possible. We operate a procurement office in Singapore to source products directly from Asia. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through national distribution companies.

Advertising and Marketing

     We believe that we have developed significant marketing and advertising capabilities. Our size enables us to be a dominant advertiser in the casual dining segment of the restaurant industry. We leverage the efficiency of national network television advertising and supplement it with local market television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising and product promotions to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on radio and newspaper advertising, as well as newspaper and direct mail couponing programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

     At the end of fiscal 2002, we employed approximately 133,200 persons. Of these employees, approximately 1,300 were corporate or concept personnel located in our restaurant support center in Orlando, Florida, approximately 5,800 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 58% were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 11 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Management Information Systems

     We strive for leadership in the restaurant business by using technology as a competitive advantage. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. During fiscal 2002, we implemented a suite of web-enabled financial systems and a high-speed data network connecting all restaurants to all current and future applications. We are currently completing an upgrade of our human resource (including payroll and benefits) systems using web-enabled and fully integrated application suites.

     Restaurant hardware and software support is provided or coordinated from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. The restaurant support center houses our data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secured environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a hot-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

     Our management believes its current systems and the upgrades currently underway will position us well to support current needs and future growth. We are committed to maintaining an industry leadership position in information systems and computing technology. We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.

Competition

     The restaurant industry is intensely competitive with respect to food quality, price, service, restaurant location, concept, attractiveness of facilities, and effectiveness of advertising and marketing programs. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers' discretionary purchasing power. We compete within each market with national and regional chains as well as locally-owned restaurants, not only for customers but also for management and hourly personnel and suitable real estate sites. Restaurants also face growing competition from the supermarket industry, which offers "convenient meals" in the form of improved entrees and side dishes from the deli section. We expect intense competition to continue in all of these areas.

     Other factors pertaining to our competitive position in the industry are addressed under the sections entitled "Forward-Looking Statements," "Purchasing and Distribution," "Advertising and Marketing," and "Management Information Systems," elsewhere in this report.

Trademarks and Related Agreements

     We regard our Darden Restaurants(R), Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar service marks, and other variations of these service marks, as having significant value and as being important in marketing the restaurants. Our policy is to pursue registration of our important service marks and trademarks whenever possible and to oppose vigorously any infringement of them.

     Our only restaurant operations outside of North America historically have been conducted through an Area Development and Franchise Agreement with Red Lobster Japan Co., Ltd. (Red Lobster Japan), an unaffiliated Japanese corporation. In December 2001, the parent company of Red Lobster Japan agreed to sell all the shares of Red Lobster Japan to another Japanese corporation, subject to our approval. In February 2002, we entered into an amendment to the Franchise Agreement to provide our approval, and to make certain modifications to the terms of the agreement. Red Lobster Japan operated 33 Red Lobster restaurants in Japan as of May 26, 2002. We do not have an ownership interest in Red Lobster Japan, but receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

     Our sales volumes fluctuate seasonally. During fiscal years 2002, 2001 and 2000, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

Government Regulation

     We are subject to various federal, state and local laws affecting our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, we have not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.

     Presently about nine percent of our sales are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. We also are subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that wrongfully serves alcoholic beverages to an intoxicated person, who then causes injury. We carry liquor liability coverage as part of our comprehensive general liability insurance.

     We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2002 have not had a material effect on our operations.

     We currently are operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2002, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

     Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 ("ADA") and related state statutes.
Under the ADA and related state laws, when constructing or undertaking significant remodeling of our restaurants, we must make them more readily accessible to disabled persons, to better provide service to disabled persons, or make reasonable accommodation for the employment of disabled persons.

Executive Officers

     Our executive officers as of August 19, 2002 are:

     Joe R. Lee, age 61, has been our Chief Executive Officer since December 1994 and Chairman of the Board since April 1995. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. From 1970 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent, including Vice Chairman, with responsibility for various consumer foods businesses and corporate staff functions, Chief Financial Officer and Executive Vice President, Finance and International Restaurants.

     Bradley D. Blum, age 48, has been our Vice Chairman since March 2002, and acting President of Smokey Bones since August 2002.**. He was our Executive Vice President from September 1997 until March 2002, and President of Olive Garden from December 1994 until March 2002, and has been a Director since 1997. He joined us in 1994 as Senior Vice President of Marketing for Olive Garden and served as our Senior Vice President from 1995 until 1997. Prior to that time, he held various positions during a 16-year career with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent.

     Richard E. Rivera, age 55, has been our Vice Chairman since March 2002, and acting President of Bahama Breeze since August 2002.** He was our Executive Vice President, President of Red Lobster Restaurants and a Director from December 1997 until March 2002. He served as President and Chief Executive Officer of Chart House Restaurants, Inc. from July until December 1997, as President and Chief Executive Officer of RARE Hospitality International, Inc., the owner of LongHorn Steakhouse restaurants, from 1994 to 1997, and as President and Chief Executive Officer of TGI Friday's, Inc. from 1988 to 1994. He began his career with Steak & Ale Restaurants of America and has held various leadership positions in the industry over the last 25 years, including Director of the National Restaurant Association.

     Blaine Sweatt, III, age 54, has been our Executive Vice President since April 1995, President, New Business Development since September 1996, and a Director since 1995. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1976 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent. He led the teams that developed the Olive Garden, Bahama Breeze and Smokey Bones concepts, among others.

     Laurie B. Burns, age 40, has been our Senior Vice President, Development since September 2000. She joined us in April 1999 as Vice President of Development for Red Lobster. She was a private real estate consultant from October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

     Linda J. Dimopoulos, age 51, has been our Senior Vice President, Chief Information Officer with overall responsibility for information services and systems since December 1999. She joined us in 1982, and was named Director, Corporate Analysis in 1985. In 1986, she was named Vice President, Controller for Red Lobster, and then Vice President, Information Services. She served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, and as our Senior Vice President, Corporate Controller and Business Information Systems from July 1998 until assuming her current position.

     Gary Heckel, age 49, served as our Senior Vice President from June 1999, and President of Bahama Breeze from July 1998, until his resignation in August 2002.** He joined us in 1995 as Vice President, Operations in our New Business Development division. He served as Senior Vice President, Operations for Bahama Breeze from August 1997 until July 1998. His career in the restaurant industry includes employment with several major quick service and casual dining restaurant companies, such as Burger King Corporation, Taco Bell Corp. and TGI Friday's, Inc.

     Stephen E. Helsel, age 57, has been our Senior Vice President, Corporate Controller since December 1999. He joined us in 1973 as an accountant with Red Lobster, and was named Vice President, Controller of Red Lobster in 1989. He served as our Vice President, Controller, Accounting Services from 1991 to 1996, and as Senior Vice President, Information Services from 1996 until December 1999.

     Daniel M. Lyons, age 49, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company.

     Andrew Madsen, age 46, has been our Senior Vice President and President of Olive Garden since March 2002. He joined us in December 1998 as Executive Vice President of Marketing for Olive Garden. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he worked at James River (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), where he held various positions, including Vice President/General Manager for the Dixie consumer products unit.

     Robert W. Mock, age 50, served as our Senior Vice President from July 1998, and President of Smokey Bones from September 1999, until leaving those roles in August 2002.** He joined us in 1969. He served as Executive Vice President and General Manager of Red Lobster Canada from 1992 to 1994, and as Executive Vice President, Operations for Olive Garden from 1994 until July 1998.

     Edna Morris, age 50, has been our Senior Vice President and President of Red Lobster since March 2002. She joined us in October 1998 and served from then until March 2002 as Executive Vice President of Operations for Red Lobster. From 1992 until joining us, she held various positions with Advantica Restaurant Group, Inc., the parent of Denny's and other restaurant companies, including President of Quincy's Family Steakhouse from 1996 to 1998 and Executive Vice President during 1998.

     Barry Moullet, age 44, has been our Senior Vice President, Purchasing, Distribution and Food Safety since June 1999. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, Kentucky Fried Chicken and the Pillsbury Company.

     Clarence Otis,  Jr., age 46, has been our Executive Vice  President,  Chief
Financial Officer since March 2002. He was our Senior Vice President, Chief Financial Officer from December 1999 until March 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations and Treasurer from July 1997 to July 1998, and as Senior Vice President, Finance and Treasurer from July 1998 until December 1999. Prior to joining us, he was employed by Chemical Securities, Inc., an investment banking firm, where he had been Managing Director and Manager of Public Finance since 1991.

     Paula J. Shives, age 51, has been our Senior Vice President, General Counsel and Secretary since June 1999. She served as Senior Vice President, General Counsel and Secretary (1995-1999) and Associate General Counsel (1985-1995) of Long John Silver's Restaurants, Inc., until May 1999.

     Richard J. Walsh, age 50, has been our Senior Vice President, Corporate Relations since 1994. He joined General Mills, Inc., our former parent, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position in December 1994.

** On August 19, 2002, we announced that Vice Chairman Brad Blum will serve as acting President of Smokey Bones, and that Smokey Bones President Bob Mock was leaving his role as President of Smokey Bones and Senior Vice President of Darden in order to take a personal leave of absence to devote more time to personal and family priorities. Also on August 19, 2002, we announced that Vice Chairman Dick Rivera will serve as acting President of Bahama Breeze, and that Bahama Breeze President Gary Heckel had announced his resignation. Mr. Heckel will serve in a consulting role for Bahama Breeze.


Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by us with the Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our future performance, plans and objectives, long-term goals, forecasts of market trends and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act"). These forward-looking statements include, but are not limited to, projections regarding: casual dining sales growth; the ability of the casual dining segment to weather economic downturns; demographic trends; our expansion plans, business development activities and future sales expectations; and our long-term goal of increasing market share.

     In connection with the "safe harbor" provisions of the Act, we are filing the following cautionary statements to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

     The following factors, risks and uncertainties, have affected, and may continue to affect, our operating results and the environment within which we conduct our business. If our projections and estimates regarding these key factors differ materially from what actually occurs, our actual results could vary significantly from the performance projected in its forward-looking statements.

     Competition.  The  casual  dining  sector  of the  restaurant  industry  is intensely competitive in pricing,  service,  location,  personnel,  and type and quality of food. We compete with national, regional and local organizations primarily through the quality, variety and value perception of menu items. The number and location of restaurants, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue in all of these areas.

     Economic, Market and Other Conditions. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions; the seasonality of our business; consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; consumer spending patterns; demographic trends; consumer perceptions of food safety, that could be negatively impacted by publicity concerning food-borne illnesses; employee availability; weather; traffic patterns; and the type, number and location of competing restaurants. Factors such as inflation, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. Our ability to undertake new restaurant development, as well as improvements and additions to existing restaurants, is affected by economic conditions, including interest rates, and government policies impacting land and construction costs and the cost and availability of borrowed funds.

     Changes in Food Costs and Other Costs. Our profitability is significantly dependent on our ability to anticipate and react to changes in the cost of food, labor, advertising and media, employee benefits and similar costs over which we have little control. The price and availability of commodities, including but not limited to items such as shrimp, lobster and dairy products, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by adverse weather or other conditions that could adversely affect the availability and cost of these and other items we buy. There can be no assurance that management will be able to anticipate and react to increased costs without a material adverse effect on profitability.

     Importance of Locations. The success of our restaurants depends in large part on location. There can be no assurance that current locations will continue to be attractive, as demographic patterns change. Possible declines in neighborhoods where restaurants are located, or economic conditions surrounding those neighborhoods, could result in reduced sales in those locations.

     Government Regulation. We are subject to various federal, state and local laws affecting our business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, liquor licenses, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions, and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. We cannot predict the effect on our operations of these laws and regulations or the future enactment of additional legislation regulating these and other areas.

     Growth Plans. There can be no assurance that we will be able to achieve our growth objectives or that new restaurants opened or acquired will be profitable. The opening and success of restaurants depends on various factors, including the identification and availability of suitable and economically viable locations; sales levels at existing restaurants; the negotiation of acceptable lease or purchase terms for new locations; obtaining all required governmental permits, including zoning approvals and liquor licenses, on a timely basis; other regulatory compliance; the availability of necessary contracts and subcontractors and the ability to meet construction schedules; our ability to manage union activities such as picketing, which could delay construction; the availability of capital at affordable cost to finance growth; changes in the weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time; our ability to hire and train qualified management personnel; and general economic and business conditions.

Item 2.  PROPERTIES

     As of May 26, 2002, we operated 1,211 restaurants (including 667 Red Lobster, 496 Olive Garden, 29 Bahama Breeze and 19 Smokey Bones restaurants) and one Olive Garden Cafe in the following locations:

         Alabama (19)               Iowa (14)                 Nevada (11)               South Dakota (3)
         Arizona (27)               Kansas (11)               New Hampshire (3)         Tennessee (26)
         Arkansas (10)              Kentucky (14)             New Jersey (27)           Texas (104)
         California (90)            Louisiana (7)             New Mexico (8)            Utah (11)
         Colorado (25)              Maine (3)                 New York (47)             Vermont (1)
         Connecticut (9)            Maryland (20)             North Carolina (27)       Virginia (40)
         Delaware (4)               Massachusetts (8)         North Dakota (4)          Washington (21)
         Florida (124)              Michigan (49)             Ohio (70)                 West Virginia (5)
         Georgia (46)               Minnesota (21)            Oklahoma (17)             Wisconsin (19)
         Hawaii (1)                 Mississippi (7)           Oregon (10)               Wyoming (2)
         Idaho (6)                  Missouri (27)             Pennsylvania (57)         Canada (37)
         Illinois (54)              Montana (2)               Rhode Island (2)
         Indiana (37)               Nebraska (7)              South Carolina (18)


         Of our 1,211 restaurants and the one Olive Garden Cafe open on May 26, 2002, 777 were located on owned sites and 435 were located on leased sites. The 435 leases are classified as follows:

         Land-Only Leases (we own buildings and equipment)............................         320
         Ground and Building Leases...................................................          61
         Space/In-Line/Other Leases...................................................          54
                                                                                              ----

                  Total...............................................................         435
                                                                                               ===

     During fiscal 1999, we formed two subsidiary corporations, each of which elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities of both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future.

     Both REITs are non-public REITs. Through our subsidiary companies, we indirectly own 100 percent of all voting stock and greater than 99.5 percent of the total value of each REIT. For financial reporting purposes, both REITs are included in our consolidated group.

     We own our executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, our restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In the opinion of our management, all buildings and equipment are in good condition, suitable for their purposes and adequate for our current and foreseeable needs.

     See also Note 4 "Land, Buildings and Equipment" and Note 11 "Leases" of Notes to Consolidated Financial Statements on pages 33 and 37, respectively, of the Company's 2002 Annual Report to Shareholders, incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS

     From time to time, we are made a party to legal proceedings arising in the ordinary course of business. We do not believe that the results of these legal proceedings, even if unfavorable to us, will have a materially adverse impact on our financial position, results of operations or cash flows. See the section entitled "Government Regulation" for a discussion of various federal, state and local regulatory matters.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information concerning the dividends and high and low intraday sales prices for our common shares on the New York Stock Exchange for each full quarterly period during fiscal 2001 and 2002 contained in Note 18, "Quarterly Data", on page 43 of our 2002 Annual Report to Shareholders is incorporated herein by reference. As of July 22, 2002, there were approximately 38,027 record holders of our common shares.

Item 6.  SELECTED FINANCIAL DATA

     The information for fiscal 1998 through 2002, contained in the Five-Year Financial Summary on page 44 of our 2002 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 24 through 44 of our 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Who Are This Year's Nominees?" on pages 6 through 8, "What Are the Committees of the Board?" on pages 17 through 18, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 36 of our definitive Proxy Statement dated August 16, 2002, is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading "Executive Officers."

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "How Are Directors Compensated?" on page 18, "Summary Compensation Table" on pages 23-24, "Option Grants in Last Fiscal Year" on page 25, "Stock Option Exercises and Holdings" on page 26, "Long-Term Incentive Plans - Awards in Last Fiscal Year" on page 25, "Do Executive Officers Currently Participate in a Defined Benefit Retirement Plan?" on page 27, "Do Executive Officers Participate in a Non-Qualified Deferred Compensation Plan" on page 27, "Do Executive Officers Have Any
Change-in-Control Arrangements?" on page 27, and "Compensation Committee Interlocks and Insider Participation" on page 32 of our definitive Proxy Statement dated August 16, 2002, is incorporated herein by reference. The information appearing in the Proxy Statement under the heading "Compensation Committee Report" (except under the heading "Compensation Committee Interlocks and Insider Participation") is not incorporated herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the sections entitled "Security Ownership of Principal Shareholders" on page 22, "Security Ownership of Management" on pages 20-21 and "Equity Compensation Plan Information", including the material under the questions "What Are the Key Features of the 1995 Plan?", "What Are the Key Features of the 2002 Plan?", What Are the Key Features of the Director Stock Plan?", and "What Are the Key Features of the Compensation Plan for Non-Employee Directors?" on pages 14-16 of our definitive Proxy Statement dated August 16, 2002, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Do We Provide Incentives for Executives to Meet Their Share Ownership Guidelines?" on page 28, and "Are There Any Other Relationships or Related Transactions Between Us and Our Management?" on page 28 of our definitive Proxy Statement dated August 16, 2002, is incorporated herein by reference.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings for the fiscal years ended May 26, 2002, May 27, 2001, and May 28, 2000 (incorporated by reference to page 25 of our 2002 Annual Report to Shareholders).

     Consolidated Balance Sheets at May 26, 2002 and May 27, 2001 (incorporated by reference to page 26 of our 2002 Annual Report to Shareholders).

     Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income for the fiscal years ended May 26, 2002, May 27, 2001, and May 28, 2000 (incorporated by reference to page 27 of our 2002 Annual Report to Shareholders).

     Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2002, May 27, 2001, and May 28, 2000 (incorporated by reference to page 28 of our 2002 Annual Report to Shareholders).

     Notes to Consolidated Financial Statements (incorporated by reference to pages 29 through 44 of our 2002 Annual Report to Shareholders).

     2.   Financial Statements Schedules:

     Not applicable.

     3.   Exhibits:

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed, and in lieu thereof, we agree to furnish copies thereof to the Securities and Exchange Commission upon request.

     Exhibit Number                             Title

          3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

          3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to our Registration Statement on Form 10 effective May 5,
                    1995).

          4(a) Rights Agreement dated as of May 28, 1995 between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as amended May 23, 1996, assigned to Wachovia Bank, National Association (formerly known as First Union National Bank), as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to our Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

          4(b) Indenture dated as of January 1, 1996, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to our Current Report on Form 8-K filed February 9, 1996).

          * 10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended as of July 26, 2002.

          * 10(b) Darden Restaurants, Inc. FlexComp Plan, as amended as of July 26, 2002.

          * 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

          * 10(d)   Supplemental   Pension   Plan  of  Darden   Restaurants,
                    Inc.(incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5,
                    1995).

          * 10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

          * 10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended as of July 26, 2002.

          * 10(g)   Darden  Restaurants,   Inc.   Compensation  Plan  for
                    Non-Employee Directors, as amended as of July 26, 2002.

          * 10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

          * 10(i) Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to
                    Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

          * 10(j) Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                    1997).

          * 10(k)   Form  of   documents   for  our  Fiscal   1998  Stock
                    Purchase/Option Award program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

          * 10(l)   Darden  Restaurants,   Inc.  Restaurant   Management  and
                    Employee Stock Plan of 2000, as amended as of July 26, 2002.

            12      Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges.

            13      Portions of 2002 Annual Report to Shareholders.

            21      Subsidiaries of Darden Restaurants, Inc.

            23      Independent Accountants' Consent.

            24      Powers of Attorney.

            99(a)   Statement   under  oath  of  Principal   Executive   Officer
                    regarding facts and circumstances relating to Exchange Act filings, dated August 19, 2002;

            99(b)   Statement   under  oath  of  Principal   Financial   Officer
                    regarding facts and circumstances relating to Exchange Act filings, dated August 19, 2002;

            99(c)   Written  statement of Chief  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2002.

            99(d)   Written  statement of Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2002.



* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and
     Item 601(b)(10)(iii)(A) of Regulation S-K.

     We will furnish copies of any exhibit listed above upon request upon the payment of a reasonable fee to cover our expenses in furnishing such exhibit.

     (b) Reports on Form 8-K. During the last quarter covered by this report, we filed the following current reports on Form 8-K:

          (i) Current report on Form 8-K dated March 4, 2002, reporting the sale of $150,000,000 in Medium Term Notes.

          (ii) Current report on Form 8-K dated March 21, 2002, reporting certain financial results for the third quarter of fiscal 2002 and announcing a 3-for-2 stock split.

          (iii)Current report on Form 8-K dated March 26, 2002, announcing new leadership structure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  August 19, 2002               DARDEN RESTAURANTS, INC.

                                             By:         /s/ Joe R. Lee
                                             ---------------------------------
                                                             Joe R. Lee
                                                      Chairman of the Board and
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                              Title                                                     Date
     /s/ Joe R. Lee                         Director, Chairman of the Board and Chief              August 19, 2002
-------------------------------
         Joe R. Lee                         Executive Officer (Principal executive officer)

     /s/ Clarence Otis, Jr.                 Executive Vice President and Chief Financial Officer   August 19, 2002
-------------------------------
         Clarence Otis, Jr.                 (Principal financial and accounting officer)

     /s/ Bradley D. Blum*                   Director
-------------------------------
         Bradley D. Blum

     /s/ Leonard L. Berry*                  Director
-------------------------------
         Leonard L. Berry

     /s/ Odie C. Donald*                    Director
-------------------------------
         Odie C. Donald

     /s/ Julius Erving, II*                 Director
         Julius Erving, II

     /s/ David H. Hughes*                   Director
-------------------------------
         David H. Hughes

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






     /s/ Blaine Sweatt, III*                Director
         Blaine Sweatt, III

     /s/ Rita P. Wilson*                    Director
-------------------------------
         Rita P. Wilson


*BY: /s/ Paula J. Shives
    ---------------------------
         Paula J. Shives,
         Attorney-In-Fact
         August 19, 2002


** Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

                                  EXHIBIT INDEX

        Exhibit
        Number                                          Title

          3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

          3(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to our Registration Statement on Form 10 effective May 5,
                    1995).

          4(a) Rights Agreement dated as of May 28, 1995 between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as amended May 23, 1996, assigned to Wachovia Bank, National Association (formerly known as First Union National Bank), as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to our Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

          4(b) Indenture dated as of January 1, 1996, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to our Current Report on Form 8-K filed February 9, 1996).

          * 10(a) Darden Restaurants, Inc. Amended and Restated Stock Option and Long-Term Incentive Plan of 1995, as amended as of July 26, 2002.

          * 10(b) Darden Restaurants, Inc. FlexComp Plan as amended as of July 26, 2002.

          * 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

          * 10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5, 1995).

          * 10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

          * 10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended as of July 26, 2002.

          * 10(g)   Darden  Restaurants,   Inc.   Compensation  Plan  for
                    Non-Employee Directors, as amended as of July 26, 2002.

          * 10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 28, 2000).

          * 10(i) Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to
                    Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

          * 10(j) Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                    1997).

          * 10(k)   Form  of   documents   for  our  Fiscal   1998  Stock
                    Purchase/Option Award program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

          *10(l)    Darden  Restaurants,   Inc.  Restaurant   Management  and
                    Employee Stock Plan of 2000, as amended as of July 26, 2002.

          12        Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges.

          13        Portions of 2002 Annual Report to Shareholders.

          21        Subsidiaries of Darden Restaurants, Inc.

          23        Independent Accountants' Consent.

          24        Powers of Attorney.

          99(a)     Statement   under  oath  of  Principal   Executive   Officer
                    regarding facts and circumstances relating to Exchange Act filings, dated August 19, 2002;

          99(b)     Statement   under  oath  of  Principal   Financial   Officer
                    regarding facts and circumstances relating to Exchange Act filings, dated August 19, 2002;

          99(c)     Written  statement of Chief  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2002.

          99(d)     Written  Statement of Chief  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2002.

------------------------
* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.