Form 10-Q
period 2002-08-25
DARDEN RESTAURANTS INC
filed 2002-10-09
CIK 940944

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

                 For the quarterly period ended August 25, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from................. to ..............


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

     Number of shares  of  common  stock  outstanding  as of  October  1,  2002:
170,895,538 (excluding 88,607,665 shares held in our treasury).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                        Page
Part I -  Financial Information

          Item 1. Financial Statements

                  Consolidated Statements of Earnings                     3

                  Consolidated Balance Sheets                             4

                  Consolidated Statements of Changes in                   5
                  Stockholders' Equity

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

          Item 2. Management's Discussion and Analysis of                 9
                  Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About         14
                  Market Risk

          Item 4. Controls and Procedures                                14

Part II - Other Information

          Item 1.  Legal Proceedings                                     15

          Item 6.  Exhibits and Reports on Form 8-K                      15


Signatures                                                               16

Index to Exhibits                                                        18

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                    August 25, 2002           August 26, 2001
 -------------------------------------------------------------------------------------------------------------------
 Sales........................................................         $1,174,565                $1,073,410
 Costs and Expenses:
    Cost of sales:
      Food and beverage.......................................            365,236                   343,592
      Restaurant labor........................................            369,362                   333,446
      Restaurant expenses.....................................            168,577                   151,250
                                                                       ----------                ----------
        Total Cost of Sales...................................         $  903,175                $  828,288
    Selling, general, and administrative......................            106,991                   101,761
    Depreciation and amortization.............................             45,141                    39,510
    Interest, net.............................................             10,253                     8,274
                                                                       ----------                ----------
          Total Costs and Expenses............................         $1,065,560                $  977,833
                                                                       ----------                ----------

 Earnings before Income Taxes.................................            109,005                    95,577
 Income Taxes.................................................            (37,119)                  (33,421)
                                                                       ----------                ----------

 Net Earnings.................................................         $   71,886                $   62,156
                                                                       ==========                ==========

 Net Earnings per Share:
    Basic.....................................................         $     0.42                $     0.35
                                                                       ==========                ==========
    Diluted...................................................         $     0.40                $     0.34
                                                                       ==========                ==========

 Average Number of Common Shares Outstanding:
    Basic.....................................................            171,600                   176,100
                                                                       ==========                ==========
    Diluted...................................................            180,000                   183,800
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                   August 25, 2002             May 26, 2002
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
   Cash and cash equivalents.................................          $  137,076                $ 152,875
   Short-term investments....................................               9,994                     9,904
   Receivables...............................................              27,353                    29,089
   Inventories...............................................             180,590                   172,413
   Net assets held for disposal..............................              10,688                    10,047
   Prepaid expenses and other current assets.................              16,574                    23,076
   Deferred income taxes.....................................              53,918                    52,127
                                                                       ----------                ----------
       Total Current Assets..................................          $  436,193                $  449,531
Land, Buildings, and Equipment...............................           1,984,980                 1,920,768
Other Assets.................................................             164,593                   159,437
                                                                       ----------                ----------

       Total Assets..........................................          $2,585,766                $2,529,736
                                                                       ==========                ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................          $  181,181                $  160,064
   Accrued payroll...........................................              73,864                    87,936
   Accrued income taxes......................................              85,195                    68,504
   Other accrued taxes.......................................              33,950                    30,474
   Other current liabilities.................................             242,553                   254,036
                                                                       ----------                ----------
       Total Current Liabilities.............................          $  616,743                $  601,014
Long-term Debt...............................................             661,103                   662,506
Deferred Income Taxes........................................             121,335                   117,709
Other Liabilities............................................              19,214                    19,630
                                                                       ----------                ----------
       Total Liabilities.....................................          $1,418,395                $1,400,859
                                                                       ----------                ----------

Stockholders' Equity:
   Common stock and surplus..................................          $1,488,987                $1,474,054
   Retained earnings.........................................             832,570                   760,684
   Treasury stock............................................          (1,089,928)               (1,044,915)
   Accumulated other comprehensive income....................             (13,477)                  (12,841)
   Unearned compensation.....................................             (49,052)                  (46,108)
   Officer notes receivable..................................              (1,729)                   (1,997)
                                                                       ----------                ----------
       Total Stockholders' Equity............................          $1,167,371                $1,128,877
                                                                       ----------                ----------

       Total Liabilities and Stockholders' Equity............          $2,585,766                $2,529,736
                                                                       ==========                ==========

--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Quarters Ended August 25, 2002 and August 26, 2001
                                 (In Thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                            Common                            Accumulated
                                              Stock                             Other                        Officer       Total
                                              And      Retained   Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                            Surplus    Earnings    Stock        Income       Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 26, 2002...................  $1,474,054  $760,684  $(1,044,915)  $(12,841)      $(46,108)     $(1,997)   $1,128,877
Comprehensive income:
   Net earnings...........................          --    71,886           --         --             --           --        71,886
   Other comprehensive income:
       Foreign currency adjustment........          --        --           --       (408)            --           --          (408)
       Change in fair value of
       derivatives, net of tax of $39.....          --        --           --       (228)            --           --          (228)
                                                                                                                        -----------
        Total comprehensive income........          --        --           --         --             --           --        71,250
Stock option exercises (598 shares).......       5,421        --           82         --             --           --         5,503
Issuance of restricted stock (197 shares),
   net of forfeiture adjustments..........       4,694        --          670         --         (5,364)          --            --
Earned compensation.......................          --        --           --         --            945           --           945
ESOP note receivable repayments...........          --        --           --         --          1,475           --         1,475
Income tax benefits credited to equity....       4,046        --           --         --             --           --         4,046
Purchases of common stock for treasury
   (2,043 shares).........................          --        --      (46,070)        --             --           --       (46,070)
Issuance of treasury stock under Employee
   Stock Purchase and other plans
   (80 shares)............................         772        --          305         --             --           --         1,077
Repayment of officer notes, net...........          --        --           --         --             --          268           268
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 25, 2002                  $1,488,987  $832,570  $(1,089,928)  $(13,477)      $(49,052)     $(1,729)   $1,167,371
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                            Common                            Accumulated
                                            Stock                               Other                       Officer       Total
                                             And     Retained    Treasury    Comprehensive     Unearned       Notes    Stockholders'
                                           Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 27, 2001..................   $1,405,799  $532,121  $(840,254)    $(13,102)      $(49,322)      $(1,924)  $1,033,318
Comprehensive income:
   Net earnings..........................           --    62,156         --           --             --            --       62,156
   Other comprehensive income:
      Foreign currency adjustment........           --        --         --          102             --            --          102
      Change in fair value of derivatives,
        net of tax of $3.................           --        --         --          (22)            --            --          (22)
                                                                                                                          ----------
          Total comprehensive income.....           --        --         --           --             --            --       62,236
Stock option exercises (1,443 shares)....       11,262        --         --           --             --            --       11,262
Issuance of restricted stock (282 shares),
   net of forfeiture adjustments.........        4,144        --        658           --         (4,742)           --           60
Earned compensation......................           --        --         --           --          1,067            --        1,067
ESOP note receivable repayments..........           --        --         --           --          2,025            --        2,025
Income tax benefits credited to equity...        7,231        --         --           --             --            --        7,231
Purchases of common stock for
   treasury (2,722 shares)...............           --        --    (51,196)          --             --            --      (51,196)
Issuance of treasury stock under
   Employee Stock Purchase and other
   plans (67 shares).....................          510        --        396           --             --            --          906
Issuance of officer notes, net...........           --        --         --           --             --            (5)          (5)
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 26, 2001                  $1,428,946  $594,277  $(890,396)    $(13,022)      $(50,972)      $(1,929)  $1,066,904
------------------------------------------------------------------------------------------------------------------------------------

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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                         August 25, 2002        August 26, 2001
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................           $  71,886              $  62,156
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization.................................              45,141                 39,510
     Amortization of unearned compensation and loan costs..........               1,775                  1,894
     Change in current assets and liabilities......................              15,988                  9,904
     Decrease in other liabilities.................................                (416)                  (271)
     Loss on disposal of land, buildings, and equipment............                 937                  1,233
     Decrease in cash surrender value of trust-owned life insurance               2,832                     --
     Deferred income taxes.........................................               1,835                  1,113
     Income tax benefits credited to equity........................               4,046                  7,231
     Other, net....................................................                (294)                   193
                                                                              ---------              ---------
       Net Cash Provided by Operating Activities...................           $ 143,730              $ 122,963
                                                                              ---------              ---------

Cash Flows--Investing Activities
   Purchases of land, buildings, and equipment.....................            (110,245)               (60,186)
   Increase in other assets........................................              (4,244)                (6,591)
    Purchase of trust owned life insurance.........................              (6,000)               (31,500)
   Proceeds from disposal of land, buildings, and equipment
     (including net assets held for disposal)......................                 450                   369
                                                                              ----------             ---------
       Net Cash Used by Investing Activities.......................           $(120,039)             $ (97,908)
                                                                              ----------             ---------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................               6,580                 12,168
   Purchases of treasury stock.....................................             (46,070)               (51,196)
   ESOP note receivable repayment..................................               1,475                  2,025
   Decrease in short-term debt.....................................                  --                (12,000)
   Repayment of long-term debt.....................................              (1,475)                (2,032)
   Payment of loan costs...........................................                  --                    (54)
                                                                              ---------              ---------
       Net Cash Used by Financing Activities.......................           $ (39,490)             $ (51,089)
                                                                              ---------              ---------

Decrease in Cash and Cash Equivalents..............................             (15,799)               (26,034)
Cash and Cash Equivalents - Beginning of Period....................             152,875                 61,814
                                                                              ---------              ---------

Cash and Cash Equivalents - End of Period..........................           $ 137,076              $  35,780
                                                                              =========              =========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................               1,736                  8,795
   Inventories.....................................................              (8,177)               (23,243)
   Prepaid expenses and other current assets.......................                  29                    459
   Accounts payable................................................              21,117                 14,167
   Accrued payroll.................................................             (14,072)               (18,070)
   Accrued income taxes............................................              16,691                 23,421
   Other accrued taxes.............................................               3,476                  2,623
   Other current liabilities.......................................              (4,812)                 1,752
                                                                              ---------              ---------
       Change in Current Assets and Liabilities....................           $  15,988              $   9,904
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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

Note 1.  Background

     Darden Restaurants, Inc. owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. These consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 25, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2002. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Note 2.  Consolidated Statements of Cash Flows

     During the quarter ended August 25, 2002, we paid $6,598 for interest (net of amounts capitalized) and $14,599 for income taxes. During the quarter ended August 26, 2001, we paid $7,496 for interest (net of amounts capitalized) and $1,620 for income taxes.

Note 3.  Net Earnings Per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

     Options to purchase 3,078,779 and 103,233 shares of common stock were excluded from the calculation of diluted earnings per share for the quarters ended August 25, 2002 and August 26, 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 4.  Stockholders' Equity

     Pursuant to our stock repurchase program, under which our Board of Directors has authorized the repurchase of up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 2,045,248 shares of our common stock for $46,070 in the quarter ended August 25, 2002, resulting in a cumulative repurchase as of August 25, 2002 of a total of 89,791,586 shares. Our stock repurchase program is used to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

Note 5.  Accounting Change

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and its provisions are generally to be applied prospectively. We adopted SFAS No. 144 in the first quarter of fiscal 2003. Adoption of SFAS No. 144 did not materially impact our consolidated financial statements.

Note 6.  Future Application of Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 in the third quarter of fiscal 2003 and are currently reviewing its provisions to determine the impact upon adoption.

Note 7.  Subsequent Events

     On September 18, 2002, our Board of Directors declared a four cents per share cash dividend on our outstanding common stock to be paid on November 1, 2002 to all stockholders of record as of the close of business on October 10, 2002. On September 18, 2002, the Board of Directors also approved an additional stock repurchase authorization of 18,500,000 shares, bringing the total number of shares authorized for repurchase under the program to 115,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 25, 2002 and August 26, 2001.

                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                   August 25, 2002            August 26, 2001
--------------------------------------------------------------------------------------------------------------------

Sales........................................................             100.0%                    100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.......................................              31.1                      32.0
     Restaurant labor........................................              31.4                      31.1
     Restaurant expenses.....................................              14.4                      14.1
                                                                        -------                   -------
       Total Cost of Sales...................................              76.9%                     77.2%
   Selling, general, and administrative......................               9.1                       9.6
   Depreciation and amortization.............................               3.8                       3.6
   Interest, net.............................................               0.9                       0.8
                                                                        -------                   -------
       Total Costs and Expenses..............................              90.7%                     91.2%

Earnings before Income Taxes.................................               9.3                       8.8
Income Taxes.................................................              (3.2)                     (3.1)
                                                                        -------                   -------

Net Earnings.................................................               6.1%                      5.7%
                                                                        =======                   =======

--------------------------------------------------------------------------------------------------------------------

SALES

     Sales were $1.17 billion and $1.07 billion for the quarters ended August 25, 2002 and August 26, 2001, respectively.

     The 9.4 percent increase in sales for the first quarter of fiscal 2003 was primarily due to increased annual same-restaurant sales in the U.S. and a net increase of 43 company-owned restaurants since the first quarter of fiscal 2002. Red Lobster sales of $618.4 million were 7.9 percent above last year's first quarter. U.S. same-restaurant sales for Red Lobster increased 6.6 percent, primarily as a result of a 3.8 percent increase in average check and a 2.8 percent increase in guest counts. Olive Garden sales of $498.7 million were 8.4 percent above last year's first quarter. U.S. same-restaurant sales for Olive Garden increased 4.8 percent, primarily as a result of a 4.3 percent increase in average check and a 0.5 percent increase in guest counts. Red Lobster and Olive Garden have enjoyed 19 and 32 consecutive quarters of U.S. same-restaurant sales increases, respectively. Bahama Breeze opened one new restaurant during the first quarter of fiscal 2003. Average sales per restaurant remained high, annualizing at over $5.0 million over the twelve months ending August 25, 2002. At least five more openings are scheduled for fiscal 2003. Smokey Bones opened two restaurants during the first quarter of fiscal 2003. Twenty to 25 restaurants are expected to open in fiscal year 2003, which would more than double the total number of Smokey Bones open at the end of fiscal 2002.

COSTS AND EXPENSES

     Total costs and expenses were $1.07 billion and $977.8 million for the quarters ended August 25, 2002 and August 26, 2001, respectively. As a percent of sales, total costs and expenses decreased from 91.2 percent in the first quarter of fiscal 2002 to 90.7 percent in the first quarter of fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs decreased in the first quarter of fiscal 2003 primarily as a result of lower product costs and pricing changes. Restaurant labor increased in the first quarter of fiscal 2003 primarily as a result of a modest increase in wage rates, higher bonus and benefit costs, and higher promotional staffing levels, which were only partially offset by the impact of higher sales volumes. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating expenses, increased in the first quarter of fiscal 2003 primarily as a result of increased workers' compensation expense, which was only partially offset by lower utility expenses and the impact of higher sales volumes.

     Selling, general, and administrative expenses decreased in the first quarter of fiscal 2003 primarily as a result of decreased marketing expenses and the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the first quarter of fiscal 2003 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense increased in the first quarter of fiscal 2003 primarily due to increased interest expense associated with higher debt levels in fiscal 2003, which was only partially offset by the impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the first quarter of fiscal 2003 was 34.1 percent, compared to 35.0 percent in the first quarter of fiscal 2002. The decrease in fiscal 2003 was primarily a result of ongoing tax liability adjustments that were made as a result of information that became available in the first quarter of fiscal 2003. These adjustments, which relate to beginning of the year tax liabilities, were only partially offset by increased tax expense associated with higher first quarter fiscal 2003 pre-tax earnings.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first quarter of fiscal 2003 increased 15.7 percent to $71.9 million (40 cents per diluted share) compared with net earnings for the first quarter of fiscal 2002 of $62.2 million (34 cents per diluted share). The increase in both net earnings and diluted net earnings per share was primarily due to increases in sales at both Red Lobster and Olive Garden and decreases in food and beverage costs and selling, general, and administrative expenses as a percent of sales.

SEASONALITY

     Our sales volumes fluctuate seasonally. In fiscal 2002 and 2001, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather, storms, and similar conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the first quarter of fiscal 2003, compared with the number open at the end of fiscal 2002 and the end of the first quarter of fiscal 2002.


--------------------------------------------------------------------------------------------------------------------
                                         August 25, 2002             May 26, 2002             August 26, 2001
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              638                       636                       628
Red Lobster - Canada...............               31                        31                        32
                                              ------                    ------                    ------
     Total.........................              669                       667                       660

Olive Garden - USA.................              490                       490                       475
Olive Garden - Canada..............                6                         6                         5
                                              ------                    ------                    ------
     Total.........................              496                       496                       480

Bahama Breeze......................               30                        29                        23

Smokey Bones BBQ...................               21                        19                        10
                                              ------                    ------                    ------

     Total.........................            1,216                     1,211                     1,173
                                              ======                    ======                    ======

--------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities provide us with a significant source of liquidity. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our liquidity needs.

     Our commercial paper program serves as our primary source of short-term financing. As of August 25, 2002, there were no borrowings outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 29, 1999, as amended, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $300 million. The credit facility expires on October 29, 2004, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade. None of these covenants is expected to limit our liquidity or capital resources. As of August 25, 2002, no amounts were outstanding under the credit facility.

     At August 25, 2002, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (4) $100 million of unsecured 7.125 percent debentures due in February 2016, (5) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, and (6) an unsecured, variable rate, $37.7 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of August 25, 2002 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------

       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt                 $662,665     $       --          $      --           $450,000            $212,665
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                275,665          53,361             82,697            59,631              79,976
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations                 $938,330         $53,361             $82,697         $509,631            $292,641
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit        $ 15,618         $15,618          $   --             $   --            $   --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (1)                      49,240          49,240              --                 --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (2)                    5,149             877           1,279              1,171             1,822
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments                 $ 70,007         $65,735          $1,279             $1,171            $1,822
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1) Includes letters of credit for $41,442 of workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $7,798 of lease payments included in contractual operating lease obligation payments noted above.
(2) Consists solely of guarantees associated with sub-leased properties. We are not aware of any non-performance under these sub-lease arrangements that would result in our having to perform in accordance with the terms of the guarantees.


     Our Board of Directors has approved a stock repurchase program that authorizes us to repurchase up to 115.4 million shares of our common stock, which includes an additional 18.5 million shares authorized by the Board of Directors for repurchase on September 18, 2002. Net cash flows used by financing activities included our repurchase of 2.0 million shares of our common stock for $46.1 million in the first quarter of fiscal 2003, compared to 2.7 million shares for $51.2 million in the first quarter of fiscal 2002. As of August 25, 2002, a total of 89.8 million shares have been purchased under the program. The stock repurchase program is used by us to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $110.2 million in the first quarter of fiscal 2003, compared to $60.2 million in the first quarter of fiscal 2002. The increased expenditures in fiscal 2003 resulted primarily from increased spending associated with building new restaurants and replacing equipment.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration for unsecured debt securities and short-term commercial paper program should be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2003.

FINANCIAL CONDITION

     Our current assets totaled $436.2 million at August 25, 2002, down from $449.5 million at May 26, 2002. The decrease resulted primarily from a decrease in cash and cash equivalents of $15.8 million that is due principally to our use of a portion of the proceeds received from a March 2002 medium-term debt issuance to fund working capital needs.

     Our current liabilities totaled $616.7 million at August 25, 2002, up from $601.0 million at May 26, 2002. Accounts payable of $181.2 million at August 25, 2002, increased from $160.1 million at May 26, 2002, principally due to the timing and terms of inventory purchases. Accrued payroll of $73.9 million at August 25, 2002, decreased from $87.9 million at May 26, 2002, principally due to the payment in June of annual management and employee bonuses. Accrued income taxes of $85.2 million at August 25, 2002, increased from $68.5 million at May 26, 2002, principally due to the timing of income tax payments. Other current liabilities of $242.6 million at August 25, 2002, decreased from $254.0 million at May 26, 2002, principally due to decreases in net gift card payables (associated with seasonal fluctuations), which were offset by increases in employee benefit-related accruals.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to our consolidated financial statements included in our fiscal 2002 Annual Report on Form 10-K). Actual results could differ from those estimates.

     Critical accounting policies are those that management believes are most important to the portrayal of our financial condition and operating results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

     Land, Buildings, and Equipment

     All land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Equipment is depreciated over estimated useful lives ranging from three to ten years also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings, and equipment include judgments by management regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

     Impairment of Long-Lived Assets

     Restaurant sites and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in net assets held for disposal.

     Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

     Self-Insurance Reserves

     We self-insure a significant portion of expected losses under our workers' compensation, employee medical, and general liability programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims.

     Our accounting policies regarding self-insurance programs include certain management judgments and actuarial assumptions regarding economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS No. 146 in the third quarter of fiscal 2003 and are currently reviewing its provisions to determine the impact upon adoption.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, the estimated number of new restaurants to be constructed and statements regarding the amount of capital expenditures for fiscal 2003. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to, competition; economic, market and other conditions; changes in food and other costs; importance of locations; government regulation; and growth plans, each of which is discussed in greater detail under the heading "Forward-Looking Statements" on pages 11-12 of our Form 10-K for fiscal 2002, which is incorporated into this Form 10-Q by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 25, 2002, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $500,000 over a period of one year. At August 25, 2002, the value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $34 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2003 averaged approximately $660 million, with a high of approximately $670 million and a low of approximately $645 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to their evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, we are made a party to legal proceedings arising in the ordinary course of business. We do not believe that the results of these legal proceedings, even if unfavorable to us, will have a materially adverse impact on our financial position, results of operations, or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 10(a) Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc., and the banks listed therein.

                  Exhibit 10(b) First Amendment dated as of July 26, 2002, to Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc. and the banks listed therein.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

                  Exhibit 99(a) Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 8, 2002.

                  Exhibit 99(b) Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 8, 2002.


         (b)      Reports on Form 8-K.

                  During the first quarter, we filed the following reports on Form 8-K:

                    On June 21, 2002, we filed a current report on Form 8-K dated June 20, 2002, announcing annual and fourth quarter financial results for fiscal 2002.

                  In addition, we filed the following reports on Form 8-K subsequent to the close of the first quarter of fiscal 2003:

                    On September 19, 2002, we filed a current report on Form 8-K dated September 19, 2002, announcing first quarter financial results and the results of the voting at the annual meeting of shareholders held on September 19, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DARDEN RESTAURANTS, INC.


Dated:   October 8, 2002         By: /s/ Paula J. Shives
                                 -----------------------------------
                                 Paula J. Shives
                                 Senior Vice President,
                                 General Counsel and Secretary



Dated:   October 8, 2002        By: /s/ Clarence Otis, Jr.
                                --------------------------
                                Clarence Otis, Jr.
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal financial officer)





I, Joe R. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Darden Restaurants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 8, 2002


/s/ Joe R. Lee
--------------------------------------
Joe R. Lee
Chairman and Chief Executive Officer

I, Clarence Otis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Darden Restaurants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 8, 2002


/s/ Clarence Otis, Jr.
----------------------------
Clarence Otis, Jr.
Executive Vice President and
Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title

  10(a) Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc., and the banks listed therein.

  10(b) First Amendment dated as of July 26, 2002, to Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc., and the banks listed therein.

  12              Computation of Ratio of Consolidated Earnings to Fixed
                  Charges.

  99(a)           Written statement of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated October 8, 2002.

  99(b)           Written  statement of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated October 8, 2002.

                                                                    Exhibit 12

                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar Amounts in Thousands)

                                                                                      Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                        August 25, 2002         August 26, 2001
--------------------------------------------------------------------------------------------------------------------

Consolidated Earnings from Operations before Income Taxes....               $ 109,005               $   95,577
Plus Fixed Charges:
   Gross Interest Expense....................................                  11,926                    9,679
   40% of Restaurant and Equipment Minimum
        Rent Expense.........................................                   5,288                    5,074
                                                                            ---------               ----------
         Total Fixed Charges.................................                  17,214                   14,753
Less Capitalized Interest....................................                    (970)                    (886)
                                                                            ---------               ----------

Consolidated Earnings from Operations before Income
   Taxes Available to Cover Fixed Charges....................               $ 125,249                $ 109,444
                                                                            =========                =========

Ratio of Consolidated Earnings to Fixed Charges..............                    7.28                     7.42
                                                                            =========                =========


--------------------------------------------------------------------------------------------------------------------

                                                                 EXHIBIT 99(a)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended August 25, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                              /s/ Joe R. Lee
                             -----------------------------------
                             Joe R. Lee
                             Chairman and Chief Executive Officer
                             October 8, 2002

                                                                   EXHIBIT 99(b)


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended August 25, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Clarence Otis, Jr., Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                           /s/ Clarence Otis, Jr.
                           --------------------------
                           Clarence Otis, Jr.
                           Executive Vice President and
                           Chief Financial Officer
                           October 8, 2002