Form 10-Q
period 2002-11-24
DARDEN RESTAURANTS INC
filed 2003-01-08
CIK 940944

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

                For the quarterly period ended November 24, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the  transition  period  from  ............  to ............................

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares  of  common  stock  outstanding  as of  January  2,  2003:
170,931,152 (excluding 89,520,641 shares held in our treasury).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS


                                                                         Page


Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                       3

                  Consolidated Balance Sheets                               5

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income                                6

                  Consolidated Statements of Cash Flows                     7

                  Notes to Consolidated Financial Statements                9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             11

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                         18

         Item 4.  Controls and Procedures                                   18

Part II -         Other Information

         Item 1.  Legal Proceedings                                         19

         Item 4.  Submission of Matters to a Vote of Security Holders       19

         Item 5.  Other Information                                         20

         Item 6.  Exhibits and Reports on Form 8-K                          20


Signatures                                                                  21

Certifications                                                              21

Index to Exhibits                                                           24

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                   November 24, 2002         November 25, 2001
 -------------------------------------------------------------------------------------------------------------------

 Sales........................................................         $1,071,531                $1,007,081
 Costs and Expenses:
    Cost of sales:
      Food and beverage.......................................            330,954                   321,302
      Restaurant labor........................................            353,774                   328,361
      Restaurant expenses.....................................            169,889                   151,096
                                                                         --------                  --------
        Total Cost of Sales...................................         $  854,617                $  800,759
    Selling, general, and administrative......................            103,892                   102,293
    Depreciation and amortization.............................             45,930                    41,061
    Interest, net.............................................             10,729                     8,982
    Restructuring credit and asset impairment.................                143                    (2,269)
                                                                         --------                  --------
          Total Costs and Expenses............................         $1,015,311                $  950,826
                                                                        ---------                  --------

 Earnings before Income Taxes.................................             56,220                    56,255
 Income Taxes.................................................            (18,742)                  (19,792)
                                                                         --------                  --------

 Net Earnings.................................................         $   37,478                $   36,463
                                                                         ========                  ========

 Net Earnings per Share:
    Basic.....................................................         $     0.22                $     0.21
                                                                         ========                  ========
   Diluted...................................................          $     0.21                $     0.20
                                                                         ========                  ========


 Average Number of Common Shares Outstanding:
    Basic.....................................................            170,900                   175,100
                                                                         ========                  ========
    Diluted...................................................            178,700                   182,900
                                                                         ========                  ========



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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                                Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 24, 2002          November 25, 2001
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................           $2,246,096                $2,080,491
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................              696,190                   664,894
     Restaurant labor.......................................              723,136                   661,807
     Restaurant expenses....................................              338,466                   302,346
                                                                        ---------                 ---------
       Total Cost of Sales..................................           $1,757,792                $1,629,047
   Selling, general, and administrative.....................              210,883                   204,054
   Depreciation and amortization............................               91,071                    80,571
   Interest, net............................................               20,982                    17,256
   Restructuring credit and asset impairment................                  143                    (2,269)
                                                                        ---------                 ---------
         Total Costs and Expenses...........................           $2,080,871                $1,928,659
                                                                        ---------                 ---------

Earnings before Income Taxes................................              165,225                   151,832
Income Taxes................................................              (55,861)                  (53,213)
                                                                        ---------                 ---------

Net Earnings................................................           $  109,364                $   98,619
                                                                        =========                 =========

Net Earnings per Share:
   Basic....................................................           $     0.64                $     0.56
                                                                        =========                 =========

   Diluted..................................................           $     0.61                $     0.54
                                                                        =========                 =========


Average Number of Common Shares Outstanding:
   Basic....................................................              171,300                   175,600
                                                                        =========                 =========
   Diluted..................................................              179,300                   183,300
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                  November 24, 2002            May 26, 2002
--------------------------------------------------------------------------------------------------------------------

                            ASSETS
Current Assets:
   Cash and cash equivalents.................................        $     20,880                $  152,875
   Short-term investments....................................                  --                     9,904
   Receivables...............................................              32,415                    29,089
   Inventories...............................................             231,814                   172,413
   Assets held for disposal..................................              10,087                    10,047
   Prepaid expenses and other current assets.................              17,424                    23,076
   Deferred income taxes.....................................              46,966                    52,127
                                                                        ---------                 ---------
       Total Current Assets..................................         $   359,586                $  449,531
Land, Buildings, and Equipment...............................           2,039,977                 1,920,768
Other Assets.................................................             162,549                   159,437
                                                                        ---------                 ---------

       Total Assets..........................................          $2,562,112                $2,529,736
                                                                        =========                 =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................         $   165,625               $   160,064
   Accrued payroll...........................................              73,696                    87,936
   Accrued income taxes......................................              52,190                    68,504
   Other accrued taxes.......................................              31,271                    30,474
   Other current liabilities.................................             247,200                   254,036
                                                                        ---------                 ---------
       Total Current Liabilities.............................         $   569,982               $   601,014
Long-term Debt...............................................             659,656                   662,506
Deferred Income Taxes........................................             125,091                   117,709
Other Liabilities............................................              19,060                    19,630
                                                                        ---------                 ---------
       Total Liabilities.....................................          $1,373,789                $1,400,859
                                                                        ---------                 ---------

Stockholders' Equity:
   Common stock and surplus..................................          $1,501,787                $1,474,054
   Retained earnings.........................................             863,253                   760,684
   Treasury stock............................................          (1,114,668)               (1,044,915)
   Accumulated other comprehensive income....................             (13,774)                  (12,841)
   Unearned compensation.....................................             (46,594)                  (46,108)
   Officer notes receivable..................................              (1,681)                   (1,997)
                                                                        ---------                 ---------
       Total Stockholders' Equity............................          $1,188,323                $1,128,877
                                                                        ---------                 ---------

       Total Liabilities and Stockholders' Equity............          $2,562,112                $2,529,736
                                                                        =========                 =========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
        For the Six Months Ended November 24, 2002 and November 25, 2001
                                 (In Thousands)
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                   Common                            Accumulated
                                    Stock                               Other                       Officer       Total
                                     and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 26, 2002..........$1,474,054   $760,684 $(1,044,915)   $(12,841)      $(46,108)      $(1,997)   $1,128,877
Comprehensive income:
   Net earnings..................        --    109,364          --          --             --            --       109,364
   Other comprehensive income:
       Foreign currency
         adjustment..............        --         --          --        (668)            --            --          (668)
       Change in fair value of
         derivatives, net of
         tax of $78..............        --         --          --        (265)            --            --          (265)
                                                                                                                 -------------
           Total comprehensive
            income...............        --         --          --          --             --            --       108,431
Cash dividends declared..........        --     (6,795)         --          --             --            --        (6,795)
Stock option exercises (1,406
  shares)........................    12,183         --       1,030          --             --            --        13,213
Issuance of restricted stock
  (197 shares), net of forfeiture
  adjustments....................     4,857         --         507          --         (5,364)           --            --
Earned compensation..............        --         --          --          --          1,883            --         1,883
ESOP note receivable repayments..        --         --          --          --          2,995            --         2,995
Income tax benefits credited to
  equity.........................     8,453         --          --          --             --            --         8,453
Purchases of common stock for
  treasury (3,222 shares)........        --         --     (72,069)         --             --            --       (72,069)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (130 shares).......     2,240         --         779          --             --            --         3,019
Repayment of officer notes, net..        --         --          --          --             --           316           316
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 24, 2002     $1,501,787   $863,253 $(1,114,668)   $(13,774)      $(46,594)      $(1,681)   $1,188,323
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

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
                                     and      Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus    Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 27, 2001..........$1,405,799   $532,121   $(840,254)   $(13,102)      $(49,322)      $(1,924)   $1,033,318
Comprehensive income:
  Net earnings...................        --     98,619          --          --             --            --        98,619
  Other comprehensive income:
    Foreign currency adjustment..        --         --          --        (701)            --            --          (701)
    Change in fair value of
      derivatives, net of tax
      of $37.....................        --         --          --        (128)            --            --          (128)
                                                                                                              ---------------
        Total comprehensive
          income.................        --         --          --          --             --            --        97,790
Cash dividends declared..........        --     (4,637)         --          --             --            --        (4,637)
Stock option exercises (483
  shares)........................    18,108         --         619          --             --            --        18,727
Issuance of restricted stock
  (314 shares), net of forfeiture
  adjustments....................     4,648         --         658          --         (5,318)           --           (12)
Earned compensation..............        --         --          --          --          2,047            --         2,047
ESOP note receivable repayments..        --         --          --          --          3,760            --         3,760
Income tax benefits credited to
  equity.........................    10,677         --          --          --             --            --        10,677
Purchases of common stock for
  treasury (3,339 shares)........        --         --     (61,866)         --             --            --       (61,866)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (128 shares).......     1,149         --         854          --             --            --         2,003
Issuance of officer notes, net...        --         --          --          --             --           (35)          (35)
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 25, 2001     $1,440,381   $626,103   $(899,989)   $(13,931)      $(48,833)      $(1,959)   $1,101,772
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     November 24, 2002        November 25, 2001
--------------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings...................................................       $    37,478            $     36,463
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization................................            45,930                  41,061
     Amortization of unearned compensation and loan costs.........             1,769                   1,743
     Change in current assets and liabilities.....................          (104,220)               (122,451)
     Change in other liabilities .................................              (154)                   (129)
     Loss on disposal of land, buildings, and equipment...........             1,009                   1,428
     Change in cash surrender value of trust owned life insurance                188                     830
     Deferred income taxes........................................            10,708                   1,341
     Income tax benefits credited to equity.......................             4,407                   3,446
     Non-cash restructuring credit and asset impairment...........               143                  (2,269)
     Non-cash compensation expense................................               707                      --
     Other, net...................................................                (1)                   (332)
                                                                            --------              ----------
       Net Cash Used by Operating Activities......................       $    (2,036)           $    (38,869)
                                                                            --------              ----------

Cash Flows--Investing Activities
   Purchases of land, buildings, and equipment....................          (101,917)                (72,496)
   Increase in other assets.......................................              (449)                 (6,604)
   Proceeds from maturity of short-term investments...............            10,000                      --
   Proceeds from disposal of land, buildings, and
     equipment (including assets held for disposal)...............             2,055                   2,140
                                                                            --------              ----------
       Net Cash Used by Investing Activities......................       $   (90,311)           $    (76,960)
                                                                            --------              ----------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock.........................             8,945                   8,355
   Dividends paid.................................................            (6,795)                 (4,637)
   Purchases of treasury stock....................................           (25,999)                (10,670)
   ESOP note receivable repayment.................................             1,520                   1,735
   Increase in short-term debt....................................                --                 107,000
   Repayment of long-term debt....................................            (1,520)                 (1,735)
                                                                            --------              ----------
       Net Cash (Used by) Provided by Financing Activities........       $   (23,849)           $    100,048
                                                                            --------              ----------

Decrease in Cash and Cash Equivalents.............................          (116,196)                (15,781)
Cash and Cash Equivalents - Beginning of Period...................           137,076                  35,780
                                                                            --------              ----------
Cash and Cash Equivalents - End of Period.........................       $    20,880            $     19,999
                                                                            ========              ==========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables....................................................            (5,062)                   (504)
   Inventories....................................................           (51,224)                (55,124)
   Prepaid expenses and other current assets......................              (850)                  1,776
   Accounts payable...............................................           (15,556)                (38,642)
   Accrued payroll................................................              (168)                  3,258
   Accrued income taxes...........................................           (33,005)                (33,218)
   Other accrued taxes............................................            (2,679)                 (3,591)
   Other current liabilities......................................             4,324                   3,594
                                                                            --------              ----------
       Change in Current Assets and Liabilities...................       $  (104,220)           $   (122,451)
                                                                            ========              ==========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
--------------------------------------------------------------------------------------------------------------
                                                                     November 24, 2002    November 25, 2001
--------------------------------------------------------------------------------------------------------------

Cash Flows--Operating Activities
   Net earnings....................................................          $ 109,364         $    98,619
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization.................................             91,071              80,571
     Amortization of unearned compensation and loan costs..........              3,544               3,637
     Change in current assets and liabilities......................            (88,232)           (112,547)
     Change in other liabilities ..................................               (570)               (400)
     Loss on disposal of land, buildings, and equipment............              1,946               2,661
     Change in cash surrender value of trust owned life insurance..              3,020                 830
     Deferred income taxes.........................................             12,543               2,454
     Income tax benefits credited to equity........................              8,453              10,677
     Non-cash restructuring credit and asset impairment............                143              (2,269)
     Non-cash compensation expense.................................                707                  --
     Other, net....................................................               (295)               (139)
                                                                              --------            --------
       Net Cash Provided by Operating Activities...................          $ 141,694         $    84,094
                                                                              --------            --------

Cash Flows--Investing Activities
   Purchases of land, buildings, and equipment.....................           (212,162)           (132,682)
   Increase in other assets........................................             (4,693)            (13,195)
   Purchase of trust owned life insurance..........................             (6,000)            (31,500)
   Proceeds from maturity of short-term investments................             10,000                  --
   Proceeds from disposal of land, buildings, and
    equipment (including assets held for disposal).................              2,505               2,509
                                                                              --------            --------
       Net Cash Used by Investing Activities.......................          $(210,350)        $  (174,868)
                                                                              --------            --------

Cash Flows--Financing Activities
   Proceeds from issuance of common stock..........................             15,525              20,523
   Dividends paid..................................................             (6,795)             (4,637)
   Purchases of treasury stock.....................................            (72,069)            (61,866)
   ESOP note receivable repayment..................................              2,995               3,760
   Increase in short-term debt.....................................                 --              95,000
   Repayment of long-term debt.....................................             (2,995)             (3,767)
   Payment of loan costs...........................................                 --                 (54)
                                                                              --------            --------
       Net Cash (Used by) Provided by Financing Activities.........          $ (63,339)        $    48,959
                                                                              --------            --------

Decrease in Cash and Cash Equivalents..............................           (131,995)            (41,815)
Cash and Cash Equivalents - Beginning of Period....................            152,875              61,814
                                                                              --------            --------

Cash and Cash Equivalents - End of Period..........................          $  20,880         $    19,999
                                                                              ========            ========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables.....................................................             (3,326)              8,291
   Inventories.....................................................            (59,401)            (78,367)
   Prepaid expenses and other current assets.......................               (821)              2,235
   Accounts payable................................................              5,561             (24,475)
   Accrued payroll.................................................            (14,240)            (14,812)
   Accrued income taxes............................................            (16,314)             (9,797)
   Other accrued taxes.............................................                797                (968)
   Other current liabilities.......................................               (488)              5,346
                                                                              --------            --------
       Change in Current Assets and Liabilities....................          $ (88,232)        $  (112,547)
                                                                              ========            ========

--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar Amounts in Thousands, Except per Share Data)

Note 1.  Background

     Darden Restaurants, Inc. owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. These consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 24, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

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

Note 2.  Consolidated Statements of Cash Flows

     During the quarter and six months ended November 24, 2002, we paid $12,360 and $18,958, respectively, for interest (net of amounts capitalized) and $36,686 and $51,285, respectively, for income taxes. During the quarter and six months ended November 25, 2001, we paid $7,642 and $15,138, respectively, for interest (net of amounts capitalized) and $48,433 and $50,053, respectively, for income taxes.

Note 3.  Net Earnings Per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

     Options to purchase 4,188,964 and 51,702 shares of common stock were excluded from the calculation of diluted earnings per share for the quarters ended November 24, 2002 and November 25, 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 4,188,964 and 110,879 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended November 24, 2002 and November 25, 2001, respectively, for the same reason.

Note 4.  Stockholders' Equity

     Pursuant to our stock repurchase program, under which our Board of Directors has authorized the repurchase of up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 1,176,880 shares of our common stock for $25,999 in the quarter ended November 24, 2002, resulting in a cumulative repurchase as of November 24, 2002 of 90,968,466 shares. Our stock repurchase program is used to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

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

     During the quarter and six months ended November 24, 2002, we sold certain assets held for disposal for a loss of $143 in excess of the original write-down amount.

Note 6.  Future Application of Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in January of fiscal 2003 and do not expect its provisions to have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted Interpretation No. 45 in January of fiscal 2003 and do not expect its provisions to have a material impact on our consolidated financial statements.

     In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially impact our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to materially impact our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarter and six months ended November 24, 2002 and November 25, 2001.


                                                         Quarter Ended                   Six Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                November 24,       November 25,     November 24,      November 25,
                                                    2002               2001             2002              2001
----------------------------------------------------------------------------------------------------------------------

Sales..........................................    100.0%             100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.........................     30.9               31.9              31.0             32.0
     Restaurant labor..........................     33.0               32.6              32.2             31.8
     Restaurant expenses.......................     15.9               15.0              15.1             14.5
                                                   -----              -----             -----            -----
       Total Cost of Sales.....................     79.8%              79.5%             78.3%            78.3%
   Selling, general, and administrative........      9.7               10.1               9.4              9.8
   Depreciation and amortization...............      4.3                4.1               4.0              3.9
   Interest, net...............................      1.0                0.9               0.9              0.8
   Restructuring credit and asset impairment...       --               (0.2)               --             (0.1)
                                                   -----              -----             -----            -----
         Total Costs and Expenses..............     94.8%              94.4%             92.6%            92.7%
                                                   -----              -----             -----            -----

Earnings before Income Taxes...................      5.2                5.6               7.4              7.3
Income Taxes...................................     (1.7)              (2.0)             (2.5)            (2.6)
                                                   -----              -----             -----            -----

Net Earnings...................................      3.5%               3.6%              4.9%             4.7%
                                                   =====              =====             =====            =====

----------------------------------------------------------------------------------------------------------------------

SALES

     Sales were $1.07 billion and $1.01 billion for the quarters ended November 24, 2002 and November 25, 2001, respectively.

     The 6.4 percent increase in sales for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was primarily due to increased annual same-restaurant sales in the U.S. and a net increase of 54 company-owned restaurants since the second quarter of fiscal 2002. Red Lobster sales of $549.2 million were 3.5 percent above last year's second quarter. U.S. same-restaurant sales for Red Lobster increased 2.3 percent, primarily as a result of a 2.5 percent increase in average check and a 0.2 percent decrease in guest counts. Red Lobster enjoyed strong November sales growth, partially offsetting the sales softness it experienced during September and October of fiscal 2003. Olive Garden sales of $472.7 million were 7.2 percent above last year's second quarter. U.S. same-restaurant sales for Olive Garden increased 3.5 percent, primarily as a result of a 3.4 percent increase in average check and a 0.1 percent increase in guest counts. Same-restaurant sales for Red Lobster and Olive Garden benefited by approximately one percentage point for the second quarter of fiscal 2003 from a shift in the Thanksgiving holiday. This holiday, for which the restaurants are closed, was not in the second quarter of fiscal 2003 while it was in the second quarter of fiscal 2002. Red Lobster and Olive Garden have enjoyed 20 and 33 consecutive quarters of U.S. same-restaurant sales increases, respectively. Bahama Breeze continues to generate strong average sales per restaurant, although it has not recovered as strongly as expected from the sales declines it began to experience last year as the economy softened. Bahama Breeze is responding with a range of menu and decor improvements. Bahama Breeze opened two new restaurants during the second quarter of fiscal 2003. Smokey Bones opened six new restaurants during the second quarter of fiscal 2003.

     Sales were $2.25 billion and $2.08 billion for the first six months of fiscal 2003 and 2002, respectively.

     The 8.0 percent increase in sales for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 was primarily due to increased annual same-restaurant sales in the U.S. and a net increase of 54 company-owned restaurants since the second quarter of fiscal 2002. Red Lobster sales of $1.17 billion were 5.8 percent above last year. U.S. same-restaurant sales for Red Lobster increased 4.6 percent, primarily as a result of a 3.3 percent increase in average check and a 1.3 percent increase in guest counts. Olive Garden sales of $971.3 million were 7.8 percent above last year. U.S. same-restaurant sales for Olive Garden increased 4.2 percent, primarily as a result of a 3.9 percent increase in average check and a 0.3 percent increase in guest counts. Bahama Breeze opened three new restaurants during the first six months of fiscal 2003. Three more openings are scheduledfor fiscal 2003. Smokey Bones opened eight new restaurants during the first six months of fiscal 2003. At least 20 restaurants are expected to open in fiscal 2003, which would more than double the total number of Smokey Bones restaurants open at the end of fiscal 2002.

COSTS AND EXPENSES

     Total costs and expenses were $1.02 billion and $950.8 million for the quarters ended November 24, 2002 and November 25, 2001, respectively. As a percent of sales, total costs and expenses increased from 94.4 percent in the second quarter of fiscal 2002 to 94.8 percent in the second quarter of fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs decreased in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 primarily as a result of lower product costs and pricing changes. Restaurant labor increased in the second quarter of fiscal 2003 primarily as a result of a modest increase in wage rates and higher benefit costs, which were only partially offset by the impact of higher sales volumes. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating expenses, increased in the second quarter of fiscal 2003 primarily as a result of increased workers' compensation and new restaurant pre-opening expenses, which were only partially offset by lower utility expenses and the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses decreased in the second quarter of fiscal 2003 primarily as a result of the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the second quarter of fiscal 2003 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense increased in the second quarter of fiscal 2003 primarily due to increased interest expense associated with higher debt levels in fiscal 2003, which was only partially offset by the favorable impact of higher sales volumes.

     Total costs and expenses were $2.08 billion and $1.93 billion for the first six months of fiscal 2003 and 2002, respectively. As a percent of sales, total costs and expenses decreased from 92.7 percent in the first six months of fiscal 2002 to 92.6 percent in the first six months of fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs decreased in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 primarily as a result of lower product costs and pricing changes. Restaurant labor increased in the first six months of fiscal 2003 primarily as a result of a modest increase in wage rates and bonus costs, higher benefit costs, and higher promotional staffing levels, which were only partially offset by the impact of higher sales volumes. Restaurant expenses increased in the first six months of fiscal 2003 primarily as a result of increased workers' compensation and new restaurant pre-opening expenses, which was only partially offset by lower utility expenses and the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses decreased in the first six months of fiscal 2003 primarily as a result of the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the first six months of fiscal 2003 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense increased in the first six months of fiscal 2003 primarily due to increased interest expense associated with higher debt levels in fiscal 2003, which was only partially offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the second quarter and first six months of fiscal 2003 was 33.3 percent and 33.8 percent, respectively. This compared to an effective income tax rate of 35.0 percent, before restructuring credit, in the second quarter and first six months of fiscal 2002. The decreases in fiscal 2003 were primarily a result of ongoing tax liability adjustments that were made as a result of information that became available in fiscal 2003. These adjustments, which relate to beginning of the year tax liabilities, were only partially offset by increased tax expense associated with higher fiscal 2003 pre-tax earnings.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the second quarter of fiscal 2003 increased 2.8 percent to $37.5 million (21 cents per diluted share) compared with net earnings for the second quarter of fiscal 2002 of $36.5 million (20 cents per diluted share). For the first six months of fiscal 2003, net earnings increased 10.9 percent to $109.4 million (61 cents per diluted share) compared with net earnings for the first six months of fiscal 2002 of $98.6 million (54 cents per diluted share). Excluding an after-tax restructuring credit of $1.4 million taken in the second quarter of fiscal 2002, net earnings for the second quarter and first six months of fiscal 2002 were $35.1 million (19 cents per diluted share) and $97.2 million (53 cents per diluted share). The increase in both net earnings and diluted net earnings per share for the second quarter and the first six months of fiscal
2003 was primarily due to increases in sales at both Red Lobster and Olive Garden and decreases in food and beverage costs and selling, general, and administrative expenses as a percent of sales. Due to the combination of lower than expected sales growth and a value-oriented marketing calendar during the first two months of the second quarter of fiscal 2003, Red Lobster's restaurant labor costs, restaurant expenses, and selling, general and administrative expenses each increased as a percent of sales. As a result, its operating profit declined versus the second quarter of 2002. Increased sales at Olive Garden, combined with lower food and beverage expense and restaurant labor costs as a percent of sales, resulted in record quarterly operating profit for Olive Garden during the second quarter of fiscal 2003.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the second quarter of fiscal 2003, compared with the number open at the end of fiscal 2002 and the end of the second quarter of fiscal 2002.


--------------------------------------------------------------------------------------------------------------------
                                        November 24, 2002            May 26, 2002            November 25, 2001
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              639                       636                       629
Red Lobster - Canada...............               31                        31                        32
                                                ----                      ----                      ----
     Total.........................              670                       667                       661

Olive Garden - USA.................              501                       490                       478
Olive Garden - Canada..............                6                         6                         6
                                                ----                      ----                      ----
     Total.........................              507                       496                       484

Bahama Breeze......................               32                        29                        25

Smokey Bones BBQ...................               27                        19                        12
                                                ----                      ----                      ----

     Total.........................            1,236                     1,211                     1,182
                                               =====                     =====                     =====

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

     Our commercial paper program serves as our primary source of short-term financing. As of November 24, 2002, there were no borrowings outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 29, 1999, as amended, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $300 million. The credit facility expires on October 29, 2004, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade. None of these covenants is expected to limit our liquidity or capital resources. As of November 24, 2002, no amounts were outstanding under the credit facility.

     At November 24, 2002, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (4) $100 million of unsecured 7.125 percent debentures due in February 2016, (5) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, and (6) an unsecured, variable rate $36.1 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of November 24, 2002 is as follows (in thousands):


-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt                 $661,145         $    --           $150,000           $300,000            $211,145
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                303,991          54,274             87,403             63,794              98,520
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations                 $965,136         $54,274           $237,403           $363,794            $309,665
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit       $   4,910         $ 4,910           $    --            $     --            $     --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (1)                      49,785          49,785                --                  --                  --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (2)                    4,808             950              1,174              1,150               1,534
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments                 $ 59,503         $55,645           $  1,174           $  1,150            $  1,534
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1) Includes letters of credit for $41,442 of workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $8,343 of lease payments included in contractual operating lease obligation payments noted above.

(2) Consists solely of guarantees associated with sub-leased properties. We are not aware of any non-performance under these sub-lease arrangements that would result in our having to perform in accordance with the terms of the guarantees.

     Our Board of Directors has approved a stock repurchase program that authorizes us to repurchase up to 115.4 million shares of our common stock, which includes an additional 18.5 million shares authorized by the Board of Directors for repurchase on September 18, 2002. Net cash flows used by financing activities included our repurchase of 1.2 million shares of our common stock for $26.0 million in the second quarter of fiscal 2003, compared to 0.6 million shares for $10.7 million in the second quarter of fiscal 2002. For the first six months of fiscal 2003, net cash flows used by financing activities included our repurchase of 3.2 million shares of our common stock for $72.1 million compared to 3.3 million shares for $61.9 million in the first six months of fiscal 2002. As of November 24, 2002, a total of 91.0 million shares have been repurchased under the program. The stock repurchase program is used by us to offset, in part, the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $101.9 million and $212.2 million in the second quarter and first six months of fiscal 2003, respectively, compared to $72.5 million and $132.7 million in the second quarter and first six months of fiscal 2002, respectively. The increased expenditures in fiscal 2003 resulted primarily from increased spending associated with building new restaurants.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration for unsecured debt securities and our short-term commercial paper program should be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2003.


FINANCIAL CONDITION

     Our current assets totaled $359.6 million at November 24, 2002, down from $449.5 million at May 26, 2002. The decrease resulted primarily from a decrease in cash and cash equivalents of $132.0 million that is due principally to our use of a portion of the proceeds received from a March 2002 medium-term debt issuance to fund working capital needs. The decrease in cash and cash equivalents was partially offset by an increase in inventories of $59.4 million that was due to seasonality and opportunistic product purchases.

     Our current liabilities totaled $570.0 million at November 24, 2002, down from $601.0 million at May 26, 2002. Accounts payable of $165.6 million at November 24, 2002, increased from $160.1 million at May 26, 2002, principally due to the timing and terms of inventory purchases. Accrued payroll of $73.7 million at November 24, 2002, decreased from $87.9 million at May 26, 2002, principally due to the payment in June of annual management and employee bonuses. Accrued income taxes of $52.2 million at November 24, 2002, decreased from $68.5 million at May 26, 2002, principally due to the timing of income tax payments. Other current liabilities of $247.2 million at November 24, 2002, decreased from $254.0 million at May 26, 2002, principally due to decreases in net gift card payables (associated with seasonal fluctuations), which were offset by increases in employee benefit-related accruals. Net deferred income tax liabilities totaled $78.1 million at November 24, 2002, up from $65.6 million at May 26, 2002. The increase is primarily a result of current income tax deductions for certain capitalized software costs, equipment, smallwares, and property taxes.

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

     Land, Buildings, and Equipment

     All land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Equipment is depreciated over estimated useful lives ranging from three to ten years also using the straight-line method. Leasehold improvements are amortized over the term of the shorter of the related lease or the estimated useful lives of the assets using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

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

     Impairment of Long-Lived Assets

     Restaurant sites and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in net assets held for disposal.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in January of fiscal 2003 and do not expect its provisions to have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively.

The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted Interpretation No. 45 in January of fiscal 2003 and do not expect its provisions to have a material impact on our consolidated financial statements.

     In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially impact our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to materially impact our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, the estimated number of new restaurants to be constructed and statements regarding the amount of capital expenditures for fiscal 2003. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following, each of which is discussed in greater detail under the heading "Forward-Looking Statements" on pages 11-12 of our Form 10-K for fiscal 2002, which is incorporated into this Form 10-Q by reference:

o the highly competitive nature of the restaurant industry, especially pricing, service, location, personnel, and type and quality of food;

o economic, market, and other conditions, including changes in consumer preferences, demographic trends, consumer perceptions of food safety and the associated risk of food-borne illnesses, weather conditions, construction costs, and the cost and availability of borrowed funds;

o changes in the cost or availability of food, real estate, and other items, and the general impact of inflation;

o    the availability of desirable restaurant locations;

o government regulations, including those relating to zoning, land use, environmental matters, and liquor licenses; and

o    growth  plans,   including  real  estate   development   and   construction
     activities, the issuance and renewal of licenses and permits for restaurant development, and the availability of funds to finance growth.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 24, 2002, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $900,000 over a period of one year. At November 24, 2002, the value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $31 million. The fair value of our long-term fixed rate debt during the first six months of fiscal 2003 averaged approximately $671 million, with a high of approximately $691 million and a low of approximately $645 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.


Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  Our Annual  Meeting of  Shareholders  was held on  September  19,
               2002.

          (b)  The name of each  director  elected at the meeting is provided in
               Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

          (c) At the Annual Meeting, the shareholders took the following actions:

               (i)      Elected the following thirteen directors:

                                                      For              Withheld
                                                     ------           ----------
                         Leonard L. Berry..........146,577,282.......  3,222,933
                         Bradley D. Blum...........148,789,217.......  1,010,998
                         Odie C. Donald............142,095,433.......  7,704,782
                         Julius Erving, II.........146,342,784.......  3,457,431
                         David H. Hughes...........139,777,646....... 10,022,569
                         Joe R. Lee................148,787,676.......  1,012,539
                         Senator Connie Mack, III..147,931,895.......  1,868,320
                         Richard E. Rivera.........148,790,035.......  1,010,180
                         Michael D. Rose...........141,957,898.......  7,842,317
                         Maria A. Sastre...........142,011,167.......  7,789,048
                         Jack A. Smith.............139,733,183....... 10,067,032
                         Blaine Sweatt, III........148,669,724.......  1,130,491
                         Rita P. Wilson............139,770,555....... 10,029,660

               (ii) Approved the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

                         For....................... 77,847,132
                         Against .................. 70,528,228
                         Abstain...................  1,424,855
                         Broker non-vote...........          0

               (iii) Approved the appointment of KPMG LLP as our independent auditors for the fiscal year ending May 25, 2003.

                         For ...................... 145,629,307
                         Against ..................   3,126,312
                         Abstain...................   1,044,596
                         Broker non-vote ..........           0

Item 5.  Other Information

     On December 19, 2002, we announced that Dick Rivera, our Vice Chairman and a member of our Board of Directors, was promoted to President and Chief Operating Officer. Clarence Otis, our Executive Vice President and Chief Financial Officer, was appointed President of Smokey Bones, and will continue in his role as Executive Vice President. Linda Dimopoulos, our Senior Vice President and Chief Information Officer, who had served as our corporate controller and controller of Red Lobster, was promoted to Chief Financial Officer. Brad Blum, also a Vice Chairman and a member of our Board of Directors, left our company to accept a position as Chief Executive Officer of Burger King Corporation. On January 7, 2003, we announced that Laurie Burns, our Senior Vice President of Development, was promoted to President of Bahama Breeze. The appointment will be effective March 15, 2003.

     Also in December 2002, we announced that we will begin the next phase of testing for a new restaurant called Seasons 52(SM). It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering the freshest ingredients to create great tasting entrees that are nutritionally balanced and lower in calories. Seasons 52(SM) is currently under construction and is scheduled to open in Orlando, Florida, in our fiscal third quarter.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit 10       Darden Restaurants, Inc. 2002 Stock Incentive
                                   Plan.

                  Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

                  Exhibit 99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2003.

                  Exhibit 99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2003.


         (b)      Reports on Form 8-K.

                  During the second quarter, we filed the following reports on Form 8-K:

                    On September 19, 2002, we filed a current report on Form 8-K dated September 19, 2002, announcing first quarter financial results and the results of the voting at the annual meeting of shareholders held on September 19, 2002.

                    On October 29, 2002, we filed a current report on Form 8-K dated October 29, 2002, announcing October same-restaurant sales results.

                 In addition, we filed the following reports on Form 8-K subsequent to the close of the second quarter of fiscal 2003:

                    On December 18, 2002, we filed a current report on Form 8-K dated December 17, 2002, announcing second quarter financial results.

                    On December 19, 2002, we filed a current report on Form 8-K dated December 19, 2002, announcing key promotions and a restructuring of our senior management team.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DARDEN RESTAURANTS, INC.


Dated:   January 7, 2003       By: /s/ Paula J. Shives
                               -----------------------------
                               Paula J. Shives
                               Senior Vice President,
                               General Counsel and Secretary



Dated:   January 7, 2003       By: /s/ Linda J. Dimopoulos
                               ------------------------------
                               Linda J. Dimopoulos
                               Senior Vice President and Chief Financial Officer
                               (Principal financial officer)


                                 CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



January 7, 2003


/s/ Joe R. Lee
--------------------
Joe R. Lee
Chairman and Chief Executive Officer




I, Linda J. Dimopoulos, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 7, 2003


/s/ Linda J. Dimopoulos
---------------------------
Linda J. Dimopoulos
Senior Vice President and
Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number           Exhibit Title
---------        ------------------

    10           Darden Restaurants, Inc. 2002 Stock Incentive Plan.

    12           Computation of Ratio of Consolidated Earnings to Fixed Charges.

    99(a)        Certification of Chief  Executive  Officer  pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2003.

    99(b)        Certification of Chief  Financial  Officer  pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2003.

                                                                      Exhibit 12

                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar Amounts in Thousands)


                                                        Quarter Ended                    Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                               November 24,      November 25,     November 24,      November 25,
                                                   2002              2001             2002              2001
--------------------------------------------------------------------------------------------------------------------

Consolidated Earnings from Operations
   before Income Taxes.....................        $ 56,220         $ 56,255          $165,225        $ 151,832
Plus Fixed Charges:
   Gross Interest Expense..................          11,846           10,093            23,772           19,772
   40% of Restaurant and Equipment Minimum
     Rent Expense..........................           5,256            5,086            10,544           10,160
                                                    -------           ------           -------          -------
       Total Fixed Charges.................          17,102           15,179            34,316           29,932
Less Capitalized Interest..................            (874)            (994)           (1,844)          (1,880)
                                                    -------           ------           -------          -------

Consolidated Earnings from Operations
   before Income Taxes Available to Cover
    Fixed Charges (1)......................        $ 72,448         $ 70,440          $197,697        $ 179,884
                                                   ========         ========          ========          =======

Ratio of Consolidated Earnings to Fixed
   Charges (1).............................            4.24             4.64              5.76             6.01
                                                   ========         ========          ========          =======

--------------------------------------------------------------------------------------------------------------------



(1)      The computation of our ratio of consolidated earnings to fixed charges, before restructuring credit, is as follows:


                                                      Quarter Ended                       Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                               November 24,      November 25,     November 24,      November 25,
                                                   2002              2001             2002              2001
--------------------------------------------------------------------------------------------------------------------

Consolidated Earnings from Operations,
   before Restructuring Credit and Income
   Taxes Available to Cover Fixed Charges..       $ 72,448        $   68,171         $ 197,697       $  177,615
                                                   =======           =======          ========         ========

Ratio of Consolidated Earnings, before
   Restructuring Credit, to Fixed
   Charges.................................           4.24              4.49              5.76              5.93
                                                   =======           =======          ========          ========

--------------------------------------------------------------------------------------------------------------------

                                                                   EXHIBIT 99(a)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended November 24, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Joe R. Lee
                                   -----------------------------------
                                   Joe R. Lee
                                   Chairman and Chief Executive Officer
                                   January 7, 2003

                                                                   EXHIBIT 99(b)


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended November 24, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Linda Dimopoulos, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Linda J. Dimopoulos
                                    ----------------------------
                                    Linda J. Dimopoulos
                                    Senior Vice President and
                                    Chief Financial Officer
                                    January 7, 2003