Form 10-Q
period 2003-02-23
DARDEN RESTAURANTS INC
filed 2003-04-09
CIK 940944

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

(Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 23, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the  transition  period  from  .............  to    ................

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes  [ ] No

--------------------------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  common  stock  outstanding  as of  April  1,  2003:
168,316,192 (excluding 92,931,726 shares held in our treasury).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS




                                                                         Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                      3

                  Consolidated Balance Sheets                              5

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income                               6

                  Consolidated Statements of Cash Flows                    7

                  Notes to Consolidated Financial Statements               9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations                                    12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        18

         Item 4.  Controls and Procedures                                  18

Part II - Other Information

         Item 1.  Legal Proceedings                                        19

         Item 5.  Other Information                                        19

         Item 6.  Exhibits and Reports on Form 8-K                         19

Signatures                                                                 20

Certifications                                                             21

Index to Exhibits                                                          23

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                                             DARDEN RESTAURANTS, INC.
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                       (In Thousands, Except per Share Data)
                                                    (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                   February 23, 2003         February 24, 2002
 -------------------------------------------------------------------------------------------------------------------

 Sales........................................................         $1,181,383                $1,124,472
 Costs and Expenses:
    Cost of sales:
      Food and beverage.......................................            364,328                   350,310
      Restaurant labor........................................            375,320                   358,327
      Restaurant expenses.....................................            180,674                   157,596
                                                                       ----------                ----------
        Total Cost of Sales...................................         $  920,322                $  866,233
    Selling, general, and administrative......................            108,935                   104,482
    Depreciation and amortization.............................             48,132                    41,865
    Interest, net.............................................             10,669                     9,116
                                                                       ----------                ----------
          Total Costs and Expenses............................         $1,088,058                $1,021,696

 Earnings before Income Taxes.................................             93,325                   102,776
 Income Taxes.................................................            (31,539)                  (36,556)
                                                                       ----------                ----------

 Net Earnings.................................................         $   61,786                $   66,220
                                                                       ==========                ==========

 Net Earnings per Share:
    Basic.....................................................         $     0.36                $     0.38
                                                                       ==========                ==========
    Diluted...................................................         $     0.35                $     0.36
                                                                       ==========                ==========


 Average Number of Common Shares Outstanding:
    Basic.....................................................            170,700                   175,000
                                                                       ==========                ==========
    Diluted...................................................            177,500                   184,400
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In Thousands, Except per Share Data)
                                   (Unaudited)


                                                                                Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 23, 2003          February 24, 2002
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................           $3,427,479                $3,204,962
Costs and Expenses:
   Cost of sales:
     Food and beverage......................................            1,060,518                 1,015,204
     Restaurant labor.......................................            1,098,456                 1,020,134
     Restaurant expenses....................................              519,140                   459,942
                                                                       ----------                ----------
       Total Cost of Sales..................................           $2,678,114                $2,495,280
   Selling, general, and administrative.....................              319,818                   308,535
   Depreciation and amortization............................              139,203                   122,436
   Interest, net............................................               31,651                    26,372
    Restructuring credit and asset impairment...............                  143                    (2,269)
                                                                       ----------                ----------
         Total Costs and Expenses...........................           $3,168,929                $2,950,354
                                                                       ----------                ----------

Earnings before Income Taxes................................              258,550                   254,608
Income Taxes................................................              (87,400)                  (89,769)
                                                                       ----------                ----------

Net Earnings................................................           $  171,150                $  164,839
                                                                       ==========                ==========

Net Earnings per Share:
    Basic...................................................           $     1.00                $     0.94
                                                                       ==========                ==========

   Diluted..................................................           $     0.96                $     0.90
                                                                       ==========                ==========


Average Number of Common Shares Outstanding:
   Basic....................................................              171,100                   175,400
                                                                       ==========                ==========
   Diluted..................................................              178,700                   183,800
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

                                             DARDEN RESTAURANTS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands)
                                                    (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                  February 23, 2003            May 26, 2002
--------------------------------------------------------------------------------------------------------------------
                            ASSETS
Current Assets:
   Cash and cash equivalents.................................         $   124,678               $   152,875
   Short-term investments....................................                  --                     9,904
   Receivables...............................................              29,828                    29,089
   Inventories...............................................             213,856                   172,413
   Assets held for disposal..................................               9,613                    10,047
   Prepaid expenses and other current assets.................              17,013                    23,076
   Deferred income taxes.....................................              49,874                    52,127
                                                                      -----------               -----------
       Total Current Assets..................................         $   444,862               $   449,531
Land, Buildings, and Equipment...............................           2,101,089                 1,920,768
Other Assets.................................................             172,401                   159,437
                                                                      -----------               -----------

       Total Assets..........................................         $ 2,718,352               $ 2,529,736
                                                                      ===========               ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable..........................................         $   189,223               $   160,064
   Accrued payroll...........................................              80,729                    87,936
   Accrued income taxes......................................              60,764                    68,504
   Other accrued taxes.......................................              32,481                    30,474
   Other current liabilities.................................             302,806                   254,036
                                                                      -----------               -----------
       Total Current Liabilities.............................         $   666,003               $   601,014
Long-term Debt...............................................             658,648                   662,506
Deferred Income Taxes........................................             135,542                   117,709
Other Liabilities............................................              19,528                    19,630
                                                                      -----------               -----------
       Total Liabilities.....................................         $ 1,479,721               $ 1,400,859
                                                                      -----------               -----------

Stockholders' Equity:
   Common stock and surplus..................................         $ 1,520,999               $ 1,474,054
   Retained earnings.........................................             925,039                   760,684
   Treasury stock............................................          (1,148,677)               (1,044,915)
   Accumulated other comprehensive income....................             (12,578)                  (12,841)
   Unearned compensation.....................................             (44,568)                  (46,108)
   Officer notes receivable..................................              (1,584)                   (1,997)
                                                                      -----------               -----------
       Total Stockholders' Equity............................         $ 1,238,631               $ 1,128,877
                                                                      -----------               -----------

       Total Liabilities and Stockholders' Equity............         $ 2,718,352               $ 2,529,736
                                                                      ===========               ===========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
        For the Nine Months Ended February 23, 2003 and February 24, 2002
                                 (In Thousands)
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                          Common                            Accumulated
                                           Stock                               Other                       Officer       Total
                                            and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                          Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 26, 2002................ $1,474,054   $760,684 $(1,044,915)   $(12,841)      $(46,108)      $(1,997)   $1,128,877
Comprehensive income:
   Net earnings........................         --    171,150          --          --             --            --       171,150
   Other comprehensive income:
     Foreign currency adjustment.......         --         --          --         374             --            --           374
     Change in fair value of
      derivatives, net of tax of $79...         --         --          --        (111)            --            --          (111)
                                                                                                                      --------------
       Total comprehensive income.......        --         --          --          --             --            --       171,413
Cash dividends declared.................        --     (6,795)         --          --             --            --        (6,795)
Stock option exercises (2,764 shares)...    24,259         --       1,030          --             --            --        25,289
Issuance of restricted stock (197 shares)
 net of forfeiture adjustments..........     4,857         --         507          --         (5,364)           --            --
Earned compensation.....................        --         --          --          --          2,829            --         2,829
ESOP note receivable repayments.........        --         --          --          --          4,075            --         4,075
Income tax benefits credited to equity..    14,778         --          --          --             --            --        14,778
Purchases of common stock for treasury
  4,926 shares).........................        --         --    (106,936)         --             --            --      (106,936)
Issuance of treasury stock under
  Employee Stock Purchase and
   other plans (202 shares).............     3,051         --       1,637          --             --            --         4,688
Repayment of officer notes, net.........        --         --          --          --             --           413           413
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 23, 2003            $1,520,999   $925,039 $(1,148,677)   $(12,578)      $(44,568)      $(1,584)   $1,238,631
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                          Common                            Accumulated
                                           Stock                               Other                       Officer       Total
                                            and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                          Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 27, 2001................. $1,405,799   $532,121   $  (840,254)    $(13,102)     $(49,322)      $(1,924)   $1,033,318
Comprehensive income:
  Net earnings..........................         --    164,839            --           --            --            --       164,839
  Other comprehensive income:
    Foreign currency adjustment.........         --         --            --         (648)           --            --          (648)
    Change in fair value of derivatives,
      net of tax of $328................         --         --            --         (532)           --            --          (532)
                                                                                                                         -----------
       Total comprehensive income.......         --         --            --           --            --            --       163,659
Cash dividends declared.................         --     (4,637)           --           --            --            --        (4,637)
Stock option exercises (3,801 shares)...     30,077         --         1,161           --            --            --        31,238
Issuance of restricted stock (318 shares),
    net of forfeiture adjustments........     4,517         --           789           --        (5,426)           --          (120)
Earned compensation......................        --         --            --           --         3,064            --         3,064
ESOP note receivable repayments..........        --         --            --           --         5,040            --         5,040
Income tax benefits credited to equity...    20,834         --            --           --            --            --        20,834
Purchases of common stock for treasury
   (7,526 shares)........................        --         --      (170,831)          --            --            --      (170,831)
Issuance of treasury stock under
   Employee Stock Purchase and other
    plans (231 shares)...................     1,963         --         1,375           --            --            --         3,338
Issuance of officer notes, net...........        --         --            --           --            --           (59)          (59)
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 24, 2002             $1,463,190   $692,323   $(1,007,760)    $(14,282)     $(46,644)      $(1,983)   $1,084,844
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

                                             DARDEN RESTAURANTS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In Thousands)
                                                    (Unaudited)

                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     February 23, 2003        February 24, 2002
--------------------------------------------------------------------------------------------------------------------

Cash Flows-Operating Activities
   Net earnings.................................................    $     61,786            $     66,220
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................          48,132                  41,865
     Amortization of unearned compensation and loan costs.......           1,776                   1,771
     Change in current assets and liabilities...................         117,013                 117,791
     Change in other liabilities ...............................             468                     (69)
     Loss (Gain) on disposal of land, buildings, and equipment..           1,273                    (317)
     Change in cash surrender value of trust owned life insurance          1,773                     617
     Deferred income taxes......................................           7,543                  10,954
     Income tax benefits credited to equity.....................           6,325                  10,157
     Non-cash compensation expense..............................             443                      --
     Other, net.................................................             299                    (564)
                                                                    ------------            -------------
       Net Cash Provided by Operating Activities................    $    246,831            $    248,425
                                                                    ------------            -------------

Cash Flows-Investing Activities
   Purchases of land, buildings, and equipment..................        (108,513)                (91,092)
   Increase in other assets.....................................         (13,968)                 (5,131)
   Proceeds from disposal of land, buildings, and
     equipment (including assets held for disposal).............           1,013                   4,355
                                                                   -------------            ------------
       Net Cash Used by Investing Activities....................    $   (121,468)           $    (91,868)
                                                                   -------------            ------------

Cash Flows-Financing Activities
   Proceeds from issuance of common stock.......................          13,302                  13,883
   Purchases of treasury stock..................................         (34,867)               (108,965)
   ESOP note receivable repayment...............................           1,080                   1,280
   Decrease in short-term debt..................................              --                 (44,300)
   Repayment of long-term debt..................................          (1,080)                 (1,280)
   Payment of loan costs........................................              --                     (30)
                                                                    ------------            ------------
       Net Cash Used by Financing Activities....................    $    (21,565)           $   (139,412)
                                                                    ------------            ------------

Increase in Cash and Cash Equivalents...........................         103,798                  17,145
Cash and Cash Equivalents - Beginning of Period.................          20,880                  19,999
                                                                    ------------            ------------
Cash and Cash Equivalents - End of Period.......................    $    124,678            $     37,144
                                                                    ============            ============

Cash Flow from Changes in Current Assets and Liabilities
   Receivables..................................................           2,587                  (4,906)
   Inventories..................................................          17,958                  (2,631)
   Prepaid expenses and other current assets....................             411                    (372)
   Accounts payable.............................................          23,598                  42,010
   Accrued payroll..............................................           7,033                  20,994
   Accrued income taxes.........................................           8,574                   9,284
   Other accrued taxes..........................................           1,210                   2,620
   Other current liabilities....................................          55,642                  50,792
                                                                    ------------            ------------
       Change in Current Assets and Liabilities.................    $    117,013            $    117,791
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                       February 23, 2003       February 24, 2002
--------------------------------------------------------------------------------------------------------------------

Cash Flows-Operating Activities
   Net earnings.................................................      $  171,150              $   164,839
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................         139,203                  122,436
     Amortization of unearned compensation and loan costs.......           5,320                    5,408
     Change in current assets and liabilities...................          28,781                    5,244
     Change in other liabilities ...............................            (102)                    (469)
     Loss on disposal of land, buildings, and equipment.........           3,219                    2,344
     Change in cash surrender value of trust owned life insurance          4,793                    1,447
     Deferred income taxes......................................          20,086                   13,408
     Income tax benefits credited to equity.....................          14,778                   20,834
     Non-cash restructuring credit and asset impairment.........             143                   (2,269)
     Non-cash compensation expense..............................           1,150                       --
     Other, net.................................................               4                     (703)
                                                                      ----------              -----------
       Net Cash Provided by Operating Activities................      $  388,525              $   332,519
                                                                      ----------              -----------

Cash Flows-Investing Activities
   Purchases of land, buildings, and equipment..................        (320,675)                (223,774)
   Increase in other assets.....................................         (18,661)                 (18,326)
   Purchase of trust owned life insurance.......................          (6,000)                 (31,500)
   Proceeds from maturity of short-term investments.............          10,000                       --
   Proceeds from disposal of land, buildings, and
    equipment (including assets held for disposal)..............           3,518                    6,864
                                                                      ----------              -----------
       Net Cash Used by Investing Activities....................      $ (331,818)             $  (266,736)
                                                                      ----------              -----------

Cash Flows-Financing Activities
   Proceeds from issuance of common stock.......................          28,827                   34,406
   Dividends paid...............................................          (6,795)                  (4,637)
   Purchases of treasury stock..................................        (106,936)                (170,831)
   ESOP note receivable repayment...............................           4,075                    5,040
   Increase in short-term debt..................................              --                   50,700
   Repayment of long-term debt..................................          (4,075)                  (5,047)
   Payment of loan costs........................................              --                      (84)
                                                                      ----------              -----------
       Net Cash Used by Financing Activities....................      $  (84,904)             $   (90,453)
                                                                      ----------              -----------

Decrease in Cash and Cash Equivalents...........................         (28,197)                 (24,670)
Cash and Cash Equivalents - Beginning of Period.................         152,875                   61,814
                                                                      ----------              -----------
Cash and Cash Equivalents - End of Period.......................      $  124,678              $    37,144
                                                                      ==========              ===========

Cash Flow from Changes in Current Assets and Liabilities
   Receivables..................................................            (739)                   3,385
   Inventories..................................................         (41,443)                 (80,998)
   Prepaid expenses and other current assets....................            (410)                   1,863
   Accounts payable.............................................          29,159                   17,535
   Accrued payroll..............................................          (7,207)                   6,182
   Accrued income taxes.........................................          (7,740)                    (513)
   Other accrued taxes..........................................           2,007                    1,652
   Other current liabilities....................................          55,154                   56,138
                                                                      ----------              -----------
       Change in Current Assets and Liabilities.................      $   28,781              $     5,244
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

                       DARDEN RESTAURANTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
          (Dollar Amounts in Thousands, Except per Share Data)

Note 1. Background

     Darden Restaurants, Inc. owns and operates casual dining restaurants under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R) and Smokey Bones(R) BBQ Sports Bar. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 23, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2003.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2002. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Note 2. Consolidated Statements of Cash Flows

     During the quarter and nine months ended February 23, 2003, we paid $7,287 and $26,245, respectively, for interest (net of amounts capitalized) and $8,831 and $60,116, respectively, for income taxes. During the quarter and nine months ended February 24, 2002, we paid $7,739 and $22,877, respectively, for interest (net of amounts capitalized) and $6,138 and $56,191, respectively, for income taxes.

Note 3.  Net Earnings Per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted earnings per share computation.

     Options to purchase 3,989,082 and 1,538 shares of common stock were excluded from the calculation of diluted earnings per share for the quarters ended February 23, 2003 and February 24, 2002, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 3,984,663 and 20,288 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended February 23, 2003 and February 24, 2002, respectively, for the same reason.

Note 4.  Stockholders' Equity

     Pursuant to our stock repurchase program, under which our Board of Directors has authorized the repurchase of up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 1,704,287 shares of our common stock for $34,867 in the quarter ended February 23, 2003, resulting in a cumulative repurchase as of February 23, 2003 of 92,672,753 shares. Our stock repurchase program is used to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

Note 5.  Commitments and Contingencies

     We make trade commitments in the course of our normal operations. As of February 23, 2003 and February 24, 2002, we were contingently liable for approximately $14,931 and $1,026, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of one month or less and are used to collateralize our obligations to third parties for the purchase of inventories.

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 23, 2003 and February 24, 2002, we had $41,442 and $30,000, respectively of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of February 23, 2003 and February 24, 2002, we had $8,245 and $10,002, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of February 23, 2003 and February 24, 2002, we had $4,486 and $5,792, respectively, of guarantees associated with third party sublease or assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the sublease or assignment agreements was less than probable. In the event of default by a third party, the indemnity and/or default clauses in our sublease and assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these sublease or assignment agreements, except to the extent that the sublease or assignment allows us to take back possession of the building and personal property. The guarantees expire over the lease terms, which range from fiscal 2004 through fiscal 2012.

     We are involved in litigation arising from the normal course of business. In the opinion of management, this litigation is not expected to materially impact our consolidated financial statements.

Note 6.  Accounting Changes

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

     During the quarter and nine months ended February 23, 2003, we sold certain assets held for disposal for a loss of $0 and $143, respectively, in excess of the original write-down amount.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the third quarter of fiscal 2003. Adoption of SFAS No. 146 did not materially impact our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted Interpretation No. 45 in the third quarter of fiscal 2003. Adoption of Interpretation No. 45 did not materially impact our consolidated financial statements.

Note 7.  Future Application of Accounting Standards

     In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. We adopted the consensus reached in Issue No. 02-16 in the fourth quarter of fiscal 2003 and its provisions did not have a material impact on our consolidated financial statements.

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

Note 8.  Subsequent Events

     On February 24, 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52(SM). It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering the freshest ingredients to create great tasting, nutritionally balanced meals that are lower in calories than comparable restaurant meals.

     On March 20, 2003, the Board of Directors declared a four cents per share cash dividend to be paid to shareholders on May 1, 2003 for all shareholders of record as of the close of business on April 10, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarter and nine months ended February 23, 2003 and February 24, 2002.

                                                          Quarter Ended                  Nine Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                February 23,       February 24,     February 23,      February 24,
                                                    2003               2002             2003              2002
----------------------------------------------------------------------------------------------------------------------

Sales..........................................    100.0%             100.0%            100.0%           100.0%
Costs and Expenses:
   Cost of sales:
     Food and beverage.........................     30.8               31.2              30.9             31.7
     Restaurant labor..........................     31.8               31.9              32.1             31.8
     Restaurant expenses.......................     15.3               14.0              15.1             14.4
                                                  ------             ------            ------           ------
       Total Cost of Sales.....................     77.9%              77.1%             78.1             77.9%
   Selling, general, and administrative........      9.2                9.3               9.4              9.6
   Depreciation and amortization...............      4.1                3.7               4.1              3.8
   Interest, net...............................      0.9                0.8               0.9              0.8
   Restructuring credit and asset impairment...       --                 --                --               --
                                                  ------             ------            ------           ------
         Total Costs and Expenses..............     92.1%              90.9%             92.5%            92.1%
                                                  ------             ------            ------           ------

Earnings before Income Taxes...................      7.9                9.1               7.5              7.9
Income Taxes...................................     (2.7)              (3.2)             (2.5)            (2.8)
                                                  ------             ------            ------           ------

Net Earnings...................................      5.2%               5.9%              5.0%             5.1%
                                                  ======             ======            ======           ======

----------------------------------------------------------------------------------------------------------------------

SALES

     Sales were $1.181 billion and $1.124 billion for the quarters ended February 23, 2003 and February 24, 2002, respectively. The 5.1 percent increase in sales for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 was primarily due to increased annual same-restaurant sales in the U.S. and a net increase of 61 company-owned restaurants since the third quarter of fiscal 2002. Red Lobster sales of $621 million were 2.3 percent above last year's third quarter, driven by nine additional restaurants in operation versus prior year and a 1.2 percent increase in U.S. same-restaurant sales, primarily as a result of a 3.3 percent increase in average check and a 2.1 percent decrease in guest counts. The increase extended Red Lobste's string of comparable sales gains to 21 consecutive quarters. However, Red Lobster's total sales were lower than planned. Olive Garden's sales of $505 million were 5.7 percent above last year's third quarter, driven primarily by its 28 new restaurants in operation versus last year. Olive Garden achieved its 34th consecutive quarter of same-restaurant sales growth with a 0.3 percent increase, primarily as a result of a 3.1 percent increase in average check and a 2.8 percent decrease in guest counts. Same-restaurant sales for Red Lobster and Olive Garden were adversely affected by approximately one percentage point for the third quarter of fiscal 2003 by a shift in the Thanksgiving holiday. This holiday, for which the restaurants are closed, was in the third quarter of fiscal 2003 while it was in the second quarter of fiscal 2002. Sales for Red Lobster and Olive Garden were also adversely affected by approximately one percentage point for the third quarter of fiscal 2003 from more severe weather than last year. Bahama Breeze continues to generate strong average sales per restaurant, although it has not recovered as strongly as expected from the sales declines it began to experience last fiscal year as the economy softened. Bahama Breeze is responding with a range of menu and decor improvements. Smokey Bones opened seven new restaurants during the third quarter of fiscal 2003.

     Sales were $3.427 billion and $3.205 billion for the first nine months of fiscal 2003 and 2002, respectively. The 6.9 percent increase in sales for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 was primarily due to increased annual same-restaurant sales in the U.S. and a net increase of 61 company-owned restaurants since the third quarter of fiscal 2002. Red Lobster's sales of $1.788 billion were 4.6 percent above last year. U.S. same-restaurant sales for Red Lobster increased 3.4 percent, primarily as a result of a 3.2 percent increase in average check and a 0.2 percent increase in guest counts. Olive Garden's sales of $1.477 billion were 7.1 percent above last year. U.S. same-restaurant sales for Olive Garden increased 2.9 percent, primarily as a result of a 3.6 percent increase in average check and a 0.7 percent decrease in guest counts. Bahama Breeze opened three new restaurants during the first nine months of fiscal 2003. Two more openings are scheduled for fiscal 2003. Smokey Bones opened 15 new restaurants during the first nine months of fiscal 2003, with at least five more restaurants expected to open in fiscal 2003. This would more than double the total number of Smokey Bones restaurants open at the end of fiscal 2002.

COSTS AND EXPENSES

     Total costs and expenses were $1.088 billion and $1.022 billion for the quarters ended February 23, 2003 and February 24, 2002, respectively. As a percent of sales, total costs and expenses increased from 90.9 percent in the third quarter of fiscal 2002 to 92.1 percent in the third quarter of fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs decreased in the third quarter of fiscal 2003 primarily as a result of lower product costs and pricing changes. Restaurant labor decreased in the third quarter of fiscal 2003 primarily as a result of lower bonus costs and the favorable impact of higher sales volumes, which were only partially offset by a modest increase in wage rates and higher staffing levels. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating expenses, increased in the third quarter of fiscal 2003 primarily as a result of increased workers' compensation and insurance expenses, higher utility expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings, which were only partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses decreased in the third quarter of fiscal 2003 primarily as a result of decreased bonus costs and the favorable impact of higher sales volumes, which were only partially offset by increased marketing expense incurred in response to the current challenging economic and competitive environment.

     Depreciation and amortization expense increased in the third quarter of fiscal 2003 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense increased in the third quarter of fiscal 2003 primarily due to increased interest expense associated with higher debt levels in fiscal 2003, which was only partially offset by the favorable impact of higher sales volumes.

     Total costs and expenses were $3.169 billion and $2.950 billion for the first nine months of fiscal 2003 and 2002, respectively. As a percent of sales, total costs and expenses increased from 92.1 percent in the first nine months of fiscal 2002 to 92.5 percent in the first nine months of fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs decreased in the first nine months of fiscal 2003 primarily as a result of lower product costs and pricing changes. Restaurant labor increased in the first nine months of fiscal 2003 primarily as a result of a modest increase in wage rates and higher promotional staffing levels, which were only partially offset by the impact of higher sales volumes. Restaurant expenses increased in the first nine months of fiscal 2003 primarily as a result of increased workers' compensation and insurance expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings, which were only partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses decreased in the first nine months of fiscal 2003 primarily as a result of decreased bonus costs and the favorable impact of higher sales volumes, which were only partially offset by increased marketing expense incurred in response to the current challenging economic and competitive environment.

     Depreciation and amortization expense increased in the first nine months of fiscal 2003 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense increased in the first nine months of fiscal 2003 primarily due to increased interest expense associated with higher debt levels in fiscal 2003, which was only partially offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the third quarter and first nine months of fiscal 2003 was 33.8 percent. This compared to an effective income tax rate of 35.6 percent and 35.3 percent in the third quarter and first nine months of fiscal 2002, respectively. The decreases in fiscal 2003 were primarily a result of ongoing tax liability adjustments that were made as a result of information that became available in fiscal 2003. These adjustments, which relate to beginning of the year tax liabilities, were only partially offset by increased tax expense associated with higher fiscal 2003 pre-tax earnings for the nine months ended February 23, 2003.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the third quarter of fiscal 2003 decreased 6.7 percent to $62 million (35 cents per diluted share) compared with net earnings for the third quarter of fiscal 2002 of $66 million (36 cents per diluted share). Due to lower than expected sales growth, Red Lobster's restaurant labor costs, restaurant expenses, selling, general, and administrative expenses, and depreciation expense each increased as a percent of sales. As a result, its operating profit declined versus the third quarter of 2002. Increased sales at Olive Garden, combined with lower food and beverage and restaurant labor costs as a percent of sales, more than offset increased restaurant and marketing expenses and resulted in record third quarter operating profit for Olive Garden in fiscal 2003. The decrease in both net earnings and diluted net earnings per share for the third quarter of fiscal 2003 was primarily due to increases in restaurant expenses and depreciation and amortization expenses as a percent of sales at both Red Lobster and Olive Garden. Earnings results were negatively impacted by unanticipated worker's compensation and insurance expenses, higher than expected utility expense, increased marketing expense in response to the current challenging economic and competitive environment and higher incremental pre-opening expense versus prior year due to an increase in new restaurant openings.

     For the first nine months of fiscal 2003, net earnings increased 3.8 percent to $171 million (96 cents per diluted share) compared with net earnings for the first nine months of fiscal 2002 of $165 million (90 cents per diluted share). Excluding an after-tax restructuring credit of $1.4 million taken in the second quarter of fiscal 2002, net earnings for the first nine months of fiscal 2002 were $163 million (89 cents per diluted share). The increase in both net earnings and diluted net earnings per share for the first nine months of fiscal 2003 was primarily due to increases in sales at both Red Lobster and Olive Garden and decreases in food and beverage costs and selling, general, and administrative expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the third quarter of fiscal 2003, compared with the number open at the end of fiscal 2002 and the end of the third quarter of fiscal 2002.

--------------------------------------------------------------------------------------------------------------------
                                        February 23, 2003            May 26, 2002            February 24, 2002
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              641                       636                       631
Red Lobster - Canada...............               31                        31                        32
                                              ------                    ------                    ------
     Total.........................              672                       667                       663
Olive Garden - USA.................              510                       490                       482
Olive Garden - Canada..............                6                         6                         6
                                              ------                    ------                    ------
     Total.........................              516                       496                       488
Bahama Breeze......................               32                        29                        26
Smokey Bones BBQ...................               34                        19                        16
                                              ------                    ------                    ------
     Total.........................            1,254                     1,211                     1,193
                                              ======                    ======                    ======

--------------------------------------------------------------------------------------------------------------------

                                       14

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

     Our commercial paper program serves as our primary source of short-term financing. As of February 23, 2003, there were no borrowings outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 29, 1999, as amended, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $300 million. The credit facility expires on October 29, 2004, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade. None of these covenants is expected to limit our liquidity or capital resources. As of February 23, 2003, no amounts were outstanding under the credit facility.

     At February 23, 2003, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (4) $100 million of unsecured 7.125 percent debentures due in February 2016, (5) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, and (6) an unsecured, variable rate $35 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of February 23, 2003 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt                 $660,065         $    --           $300,000          $150,000            $210,065
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                309,422          53,979             90,075            66,169              99,199
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations                 $969,487         $53,979           $390,075          $216,169            $309,264
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
                                Total
    Other Commercial           Amounts        Less than             2-3               4-5               Over 5
       Commitments            Committed        1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit        $ 14,931        $ 14,931           $   --            $   --            $   --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (1)                      49,687          49,687               --                --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (2)                    4,486             801            1,153             1,142             1,390
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments                 $ 69,104        $ 65,419           $1,153            $1,142            $1,390
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1) Includes letters of credit for $41,442 of workers'compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $6,782 of lease payments included in contractual operating lease obligation payments noted above.

(2) Consists solely of guarantees associated with properties that have been subleased or assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.


     Our Board of Directors has approved a stock repurchase program that authorizes us to repurchase up to 115.4 million shares of our common stock, which includes an additional 18.5 million shares authorized by the Board of Directors for repurchase on September 18, 2002. Net cash flows used by financing activities included our repurchase of 1.7 million shares of our common stock for $35 million in the third quarter of fiscal 2003, compared to 4.2 million shares for $109 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, net cash flows used by financing activities included our repurchase of 4.9 million shares of our common stock for $107 million, compared to 7.5 million shares for $171 million in the first nine months of fiscal 2002. As of February 23, 2003, a total of 92.7 million shares have been purchased under the program. The stock repurchase program is used by us to offset the dilutive effect of stock option exercises and to increase shareholder value. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $109 million and $321 million in the third quarter and first nine months of fiscal 2003, respectively, compared to $91 million and $224 million in the third quarter and first nine months of fiscal 2002, respectively. The increased expenditures in fiscal 2003 resulted primarily from increased spending associated with building more new restaurants and replacing equipment. Net cash flows used by investing activities also included a $12 million funding of our defined benefit pension plans. An additional $8 million was funded to the pension plans subsequent to the end of the third quarter of fiscal 2003. These fundings allowed the pension plans to maintain a fully funded status as of the February 28, 2003 annual valuation date.

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


FINANCIAL CONDITION

     Our current assets totaled $445 million at February 23, 2003, compared to $450 million at May 26, 2002. The decrease resulted primarily from decreases in cash and cash equivalents of $28 million and short-term investments of $10 million that are due principally to our use of a portion of the proceeds received from a March 2002 medium-term debt issuance to fund capital expenditures and working capital needs. These decreases were offset by an increase in inventories of $41 million that was due to seasonality and opportunistic product purchases.

     Our current liabilities totaled $666 million at February 23, 2003, up from $601 million at May 26, 2002. Accounts payable of $189 million at February 23, 2003, increased from $160 million at May 26, 2002, principally due to the timing and terms of inventory purchases. Accrued payroll of $81 million at February 23, 2003, decreased from $88 million at May 26, 2002, principally due to the payment in June of annual management and employee bonuses. Accrued income taxes of $61 million at February 23, 2003, decreased from $69 million at May 26, 2002, principally due to the timing of income tax payments. Other current liabilities of $303 million at February 23, 2003, increased from $254 million at May 26, 2002, principally due to increases in gift card payables (associated with seasonal fluctuations) and insurance accruals.

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

     Impairment of Long-Lived Assets

     Restaurant sites and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in assets held for disposal.

     Judgments made by us related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In November 2002, the FAS's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. We adopted the consensus reached in Issue No. 02-16 in the fourth quarter of fiscal 2003 and its provisions did not have a material impact on our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

     Certain information included in this report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, the estimated number of new restaurants to be constructed and statements regarding the amount of capital expenditures for fiscal 2003. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to, the following, each of which is discussed in greater detail under the heading "Forward-Looking Statements" on pages 11-12 of our Form 10-K for fiscal 2002, which is incorporated into this Form 10-Q by reference:

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

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 23, 2003, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $700,000 over a period of one year. At February 23, 2003, the value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $30 million. The fair value of our long-term fixed rate debt during the first nine months of fiscal 2003 averaged approximately $676 million, with a high of approximately $695 million and a low of approximately $645 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

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

Item 5.  Other Information

     On March 20, 2003, our Board of Directors declared a regular semi-annual cash dividend of four cents per share on the Company's outstanding common stock. The dividend is payable on May 1, 2003 to shareholders of record as of the close of business on April 10, 2003.

     After the end of the third quarter of fiscal 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52(SM). It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering the freshest ingredients to create great tasting, nutritionally balanced meals that are lower in calories than comparable restaurant meals.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 10(a) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003.

          Exhibit 10(b) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003.

          Exhibit 10(c) Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended March 19, 2003.

          Exhibit 10(d) Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003.

          Exhibit 10(e) Darden Restaurants, Inc. Stock Plan for Directors, as amended March 19, 2003.

          Exhibit 10(f) Darden Restaurants, Inc. FlexComp Plan, as amended March 19, 2003.

          Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

          Exhibit 99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2003.

          Exhibit 99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2003.

     (b)  Reports on Form 8-K.

          During the third quarter, we filed the following reports on Form 8-K:

               On December 18, 2002, we filed a current report on Form 8-K dated December 17, 2002, announcing second quarter financial results.

               On December 19, 2002, we filed a current report on Form 8-K dated December 19, 2002, announcing key promotions and a restructuring of our senior management team.

               On February 18, 2003, we filed a current report on Form 8-K dated
               February  18,  2003,   announcing  our  third  quarter  financial
               outlook.

          In addition, we filed the following reports on Form 8-K subsequent to the close of the third quarter of fiscal 2003:

               On March 20, 2003, we filed a current report on Form 8-K dated March 20, 2003, announcing third quarter financial results.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DARDEN RESTAURANTS, INC.


Dated:   April 9, 2003         By: /s/ Paula J. Shives
                               -----------------------------
                               Paula J. Shives
                               Senior Vice President,
                               General Counsel and Secretary



Dated:   April 9, 2003         By: /s/ Linda J. Dimopoulos
                               -----------------------------
                               Linda J. Dimopoulos
                               Senior Vice President and Chief Financial Officer
                               (Principal financial officer)

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



April 9, 2003


/s/ Joe R. Lee
-----------------
Joe R. Lee
Chairman and Chief Executive Officer

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


April 9, 2003


/s/ Linda J. Dimopoulos
--------------------------
Linda J. Dimopoulos
Senior Vice President and
Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number          Exhibit Title

10(a) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003.

10(b) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003.

10(c) Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended March 19, 2003.

10(d) Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003.

10(e)           Darden Restaurants, Inc.Stock Plan for Directors, as amended
                March 19, 2003.

10(f)           Darden Restaurants, Inc. FlexComp Plan, as amended March 19,
                2003.

12              Computation of Ratio of Consolidated Earnings to Fixed Charges.

99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2003.

99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 9, 2003.

                                                                      Exhibit 12



                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar Amounts in Thousands)

                                                        Quarter Ended                    Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 23,      February 24,     February 23,      February 24,
                                                   2003              2002             2003              2002
--------------------------------------------------------------------------------------------------------------------

Consolidated Earnings from Operations
   Before Income Taxes.....................       $  93,325        $ 102,776         $ 258,550        $ 254,608
Plus Fixed Charges:
   Gross Interest Expense..................          11,849           10,134            35,621           29,906
   40% of Restaurant and Equipment Minimum
     Rent Expense..........................           5,754            5,171            16,298           15,331
                                                  ---------        ---------         ---------        ---------
       Total Fixed Charges.................          17,603           15,305            51,919           45,237
Less Capitalized Interest..................            (875)            (886)           (2,719)          (2,766)
                                                  ---------        ---------         ---------        ---------

Consolidated Earnings from Operations
   before Income Taxes Available to Cover
   Fixed Charges (1)......................        $ 110,053        $ 117,195         $ 307,750        $ 297,079
                                                  =========        =========         =========        =========

Ratio of Consolidated Earnings to Fixed
   Charges (1).............................            6.25             7.66              5.93             6.57
                                                  =========        =========         =========        =========

--------------------------------------------------------------------------------------------------------------------



(1) The computation of our ratio of consolidated earnings to fixed charges, before restructuring credit, is as follows:


                                                      Quarter Ended                        Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                               February 23,      February 24,     February 23,      February 24,
                                                   2003              2002             2003              2002
--------------------------------------------------------------------------------------------------------------------
Consolidated Earnings from Operations,
   before Restructuring Credit and Income
    Taxes Available to Cover Fixed Charges...    $ 110,053        $  117,195         $ 307,750       $  294,810
                                                 =========        ==========         =========       ==========


Ratio of Consolidated Earnings, before
   Restructuring Credit, to Fixed Charges...          6.25              7.66              5.93             6.52
                                                 =========        ==========          ========       ==========


--------------------------------------------------------------------------------------------------------------------

                                                                   Exhibit 99(a)



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended February 23, 2003 , as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/ Joe R. Lee
                                    --------------------
                                    Joe R. Lee
                                    Chairman and Chief Executive Officer
                                    April 9, 2003

                                                                   Exhibit 99(b)


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended February 23, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Linda Dimopoulos, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/ Linda J. Dimopoulos
                                    ---------------------------
                                    Linda J. Dimopoulos
                                    Senior Vice President and
                                    Chief Financial Officer
                                    April 9, 2003