Form 10-K
period 2003-05-25
DARDEN RESTAURANTS INC
filed 2003-08-22
CIK 940944

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 25, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
        Title of each class                              on which registered
        -------------------                              ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $21.33 per share as reported on the New York Stock Exchange on November 22, 2002: $3,638,817,628.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  28,  2003:
164,330,855 (excluding 98,079,127 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement dated August 22, 2003 are incorporated by reference into Part III, and portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 25, 2003 are incorporated by reference into Parts I, II and IV of this Report.

                                     PART I

Item 1.  BUSINESS

Introduction

     Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world1, and served over 300 million meals during fiscal 2003. As of May 25, 2003, we operated 1,271 restaurants in the United States and Canada. In the United States, we operated 1,234 restaurants in 49 states (the exception being Alaska), including 642 Red Lobster(R), 518 Olive Garden(R), 34 Bahama Breeze(R), 39 Smokey Bones(R) BBQ and one Seasons 52SM restaurants. In Canada, we operated 37 restaurants, including 31 Red Lobster and six Olive Garden restaurants. We own and operate all of our restaurants in the United States and Canada, with no franchising. Of our 1,271 restaurants and the one Olive Garden Cafe open on May 25, 2003, 803 were located on owned sites and 469 were located on leased sites. In Japan, we licensed 33 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

     Darden is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI and our other subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated in March 1968 as Red Lobster Inns of America, Inc.

     Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com (or, for employees inside our computer firewall, www.dardenusa.com). We make our filed reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to Darden, "we", "our" or "us" include Darden, GMRI and our respective subsidiaries.

Background

     We opened our first restaurant, a Red Lobster, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. We were acquired by General Mills, Inc. in 1970. In May 1995, we became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills' stockholders.

     The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2003 increased by six and 28, respectively, as compared to the end of fiscal 2002. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 673 units in North America by the end of fiscal 2003. Olive Garden, an internally developed concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2003 had expanded to 524 restaurants and one food court cafe in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2003, there were 34 Bahama Breeze restaurants.

     Smokey Bones is also an internally developed concept featuring barbeque and other American-style favorites served in an inviting lodge setting. The first restaurant was opened in fiscal 2000 in Orlando, Florida. At the end of fiscal 2003, there were 39 Smokey Bones restaurants.

     In February 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52SM. It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting, nutritionally balanced meals that are lower in calories than comparable restaurant meals.

----------------------------------------
1Source: Nation's Restaurant News, "Special Report: Top 100," June 30, 2003 (based on revenues from company- owned restaurants).

     The table below shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.

              Company-Operated Restaurants Open at Fiscal Year End

    Fiscal          Red         Olive       Bahama       Smokey      Seasons          Total            Total Company Sales
     Year         Lobster    Garden (1)     Breeze        Bones         52      Restaurants (1)(2)   ($ in Millions) (3)(4)
     ----         -------    ----------     ------        -----         --      ------------------   ----------------------

     1970                6                                                                 6                     3.5
     1971               24                                                                24                     9.1
     1972               47                                                                47                    27.1
     1973               70                                                                70                    48.0
     1974               97                                                                97                    72.6
     1975              137                                                               137                   108.5
     1976              174                                                               174                   174.1
     1977              210                                                               210                   229.2
     1978              236                                                               236                   291.4
     1979              244                                                               244                   337.5
     1980              260                                                               260                   397.6
     1981              291                                                               291                   528.4
     1982              328                                                               328                   614.3
     1983              360            1                                                  361                   718.5
     1984              368            2                                                  370                   782.3
     1985              372            4                                                  376                   842.2
     1986              401           14                                                  415                   917.3
     1987              433           52                                                  485                 1,097.7
     1988              443           92                                                  535                 1,300.8
     1989              490          145                                                  635                 1,621.5
     1990              521          208                                                  729                 1,927.7
     1991              568          272                                                  840                 2,212.3
     1992              619          341                                                  960                 2,542.0
     1993              638          400                                                1,038                 2,737.0
     1994              675          458                                                1,133                 2,963.0
     1995              715          477                                                1,192                 3,163.3
     1996              729          487            1                                   1,217                 3,191.8
     1997              703          477            2                                   1,182                 3,171.8
     1998              682          466            3                                   1,151                 3,261.6
     1999              669          464            6                                   1,139                 3,432.4
     2000              654          469           14            2                      1,139                 3,675.5
     2001              661          477           21            9                      1,168                 3,992.4
     2002              667          496           29           19                      1,211                 4,366.9
     2003              673          524           34           39          1           1,271                 4,655.0

----------------------------

(1)  Does not include one Olive Garden Cafe restaurant.
(2) Includes only Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 restaurants. Does not include other restaurant concepts operated by us in these years that are no longer owned or operated by us.
(3) Includes total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 that are no longer owned or operated by us.
(4) Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives" requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2003. Sales incentives for fiscal years prior to 1998 have not been reclassified.


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

     Our mission is to be "The best in casual dining, now and for generations." Three strategic imperatives or "building blocks" support our mission:

     o leadership development as a core competency;
     o service and hospitality excellence; and
     o culinary and beverage excellence.

     These strategic imperatives are supported by three key enablers:

     o brand management skills;
     o diversity competency; and
     o technology solutions.

     Continuing focus on our three building blocks, supported by our commitment to brand management, diversity and technology, provides a strong foundation for future growth.

Restaurant Concepts

Red Lobster

     Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrees, appetizers and desserts.

     Dinner entree prices range from $8.99 to $27.99, with certain fresh fish and lobster items available at market price. Lunch entree prices range from $5.99 to $11.99, and include side items and our signature Cheddar Bay biscuits. During fiscal 2003, the average check per person was between $16.00 and $17.00, with alcoholic beverages accounting for about nine percent of Red Lobster's sales. Red Lobster maintains approximately 135 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children's menu.

     Fiscal 2003 was a record year in sales for Red Lobster, with total sales of $2.433 billion. Sales were 4.1 percent above the previous year, and average sales per restaurant for fiscal 2003 were $3.7 million - all record levels for Red Lobster. As of the end of fiscal 2003, Red Lobster had enjoyed 22 consecutive quarters of U.S. same-restaurant sales increases. Nevertheless, Red Lobster's total sales in fiscal 2003 were lower than expected. Despite lower food and beverage costs as a percent of sales, Red Lobster experienced increased expenses, particularly restaurant labor costs, restaurant expenses, selling, general and administrative expenses and depreciation as a percent of sales. This led to a decline in operating profit during fiscal 2003 versus last year.

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

     Most dinner entree prices range from $7.75 to $17.95, and most lunch entree prices range from $5.95 to $9.25. The price of each entree also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2003, the average check per person was $13.00 to $14.00, with alcoholic beverages accounting for about nine percent of Olive Garden's sales. Olive Garden maintains approximately 40 different dinner menus and 30 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as two lower-priced children's menus.

     Fiscal 2003 was a record year for both sales and profits at Olive Garden. Olive Garden's total sales for fiscal 2003 were $1.990 billion, up 6.8 percent from the prior year, and its annual average sales per restaurant were $3.9 million, both record levels. Olive Garden had 35 consecutive quarters of U.S. same-restaurant sales increases as of the end of fiscal 2003. Olive Garden's sales gains, combined with lower food and beverage expense, restaurant labor costs and general and administrative expenses as a percent of sales, more than offset increased restaurant and marketing expenses as a percent of sales, resulting in record annual operating profit during fiscal 2003.

Bahama Breeze

     Bahama Breeze is a Caribbean-themed restaurant that offers guests a distinctive island dining experience. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. In fiscal 2003, sales at Bahama Breeze surpassed $137 million and we opened five new restaurants, bringing the total to 34 restaurants. The concept continues to be well received by guests, although its financial performance has not met our overall expectations, and we are making changes that we anticipate will improve its sales, financial performance and long-term potential. These changes include testing lunch operations, creating a new dinner menu and slowing new restaurant development (we plan to open four new Bahama Breeze restaurants in fiscal 2004) while reducing the size of the building and the related capital investment.
However, these actions are still in the test phase and results will not be available until late in fiscal 2004. We expect Bahama Breeze to continue to be dilutive to earnings in fiscal 2004.

Smokey Bones

     Smokey Bones features barbequed pork, beef and chicken, as well as other authentic American-style favorites, all served in a casual and inviting lodge setting that includes sports viewing on televisions. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. Sales for Smokey Bones were $93 million in fiscal 2003. There are currently 39 Smokey Bones restaurants, and we plan to open 25 to 30 new Smokey Bones restaurants in fiscal 2004. We believe that Smokey Bones has strong expansion potential and is capable of achieving future sales of $500 million or more.

Recent and Planned Growth

     During fiscal 2003, we opened 65 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and closed four restaurants. This resulted in a net increase of 61 restaurants in fiscal 2003 (assuming the re-opening of one restaurant that was temporarily closed as of the end of fiscal 2003). We plan to open approximately 57 to 71 new Red Lobster, Olive Garden, Bahama Breeze and Smokey Bones restaurants during fiscal 2004 (excluding relocations and rebuilds). Our actual and projected new openings by concept (excluding relocations and rebuilds) are shown below.


                                                              Actual New               Projected New
                                                          Restaurant Openings       Restaurant Openings
                                                            Fiscal 2003(1)              Fiscal 2004
                                                            --------------              -----------
         Red Lobster................................                 11                        8-12
         Olive Garden...............................                 28                       20-25
         Bahama Breeze..............................                  5                           4
         Smokey Bones...............................                 20                       25-30
                                                                   ----                       -----
               Totals...............................                 64                      57-71

         (1) Excludes one Seasons 52 test restaurant.

     Our objective is to continue to expand our current portfolio of restaurant concepts, and to develop or acquire additional concepts that can be expanded profitably. We are currently testing new ideas and concepts, and expanding Bahama Breeze and Smokey Bones nationally in light of favorable consumer response. We also evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives. At present, we have not identified any specific acquisitions.

     We will continue to focus on improving operational returns at Olive Garden and Red Lobster, and will limit new restaurant expansion of those concepts to high potential sites that we believe can generate significant returns on our investments. Olive Garden's expansion will include its recently developed "Tuscan Farmhouse" design, an outgrowth of our collaboration with Rocca delle Macie, a family-owned winery in Tuscany, Italy. In addition, we plan to expand Bahama Breeze and Smokey Bones at a pace that we believe will enable each new restaurant to capture the concept's full potential. The specific number of openings will depend on many factors, such as the success of the changes discussed above at Bahama Breeze, in addition to, in general, our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction and recruit and train restaurant management and hourly personnel.

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

     The following table illustrates the approximate average capital investment, size and dining capacity of the 11 Red Lobster and 28 Olive Garden restaurants that were opened during fiscal 2003 (excluding relocations, rebuilds and conversions of existing restaurants).

                                                  Capital           Square        Dining        Dining
                                               Investment(1)       Feet(2)       Seats(3)     Tables(4)
         Red Lobster (5)....................      $3,714,000         6,962         222            58
         Olive Garden (6)...................      $3,779,000         7,685         210            59

(1)  Includes net present value of leases, but excludes working capital.
(2) Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.
(3)  Includes bar dining seats and patio seating, but excludes bar stools.
(4)  Includes patio dining tables.
(5) Excludes two center city urban Red Lobster restaurants whose size is larger and cost is significantly higher than the average and therefore is not representative of the typical restaurant.
(6) Excludes three center city urban Olive Garden restaurants whose size is larger and cost is significantly higher than the average and therefore is not representative of the typical restaurant.

     For Bahama Breeze, we are in the process of designing a new building prototype with a lower capital investment and a simpler design that we expect to use for the first time in fiscal 2004. For Smokey Bones, we continue to seek out sites where existing buildings can be converted to Smokey Bones, and are locating new units in prime casual dining trade areas that we believe will allow us to realize greater rates of return on investment than were generated from certain early sites in less desirable locations.

     We systematically review the performance of our restaurants to ensure that each one meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve that restaurant's performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing or conversion to one of our other concepts.

     During fiscal 2003, we permanently closed four and relocated five Red Lobster restaurants in the United States. During the same period, we relocated three Olive Garden restaurants in the United States.

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

Quality Assurance

     Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through "point source inspection" by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a "high risk" product is subject to a minimum annual food safety evaluation by Darden personnel. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive HACCP food safety programs in place.

     Since 1976, we have maintained a microbiological laboratory to routinely test seafood and other commodities for quality and microbiological safety. In addition, Darden Total Quality Managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The Total Quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.

Purchasing and Distribution

     Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant concepts depends upon procurement from reliable sources. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers in 45 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

     We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors, and usually source our product directly from producers (not brokers or middlemen). We operate a procurement office in Singapore, our only purchasing office outside of Orlando, to source products directly from Asia. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenues. Controlled inventories of specified products are distributed to all restaurants through independent national distribution companies.

Advertising and Marketing

     We believe that we have developed significant marketing and advertising capabilities. Our size enables us to be a dominant advertiser in the casual dining segment of the restaurant industry. We leverage the efficiency of national network television advertising and supplement it with local television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising and product promotions to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on radio and newspaper advertising, as well as newspaper and direct mail couponing programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

     At the end of fiscal 2003, we employed approximately 140,700 persons. Of these employees, approximately 1,300 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 5,850 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 60% were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 11 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Management Information Systems

     We strive for leadership in the restaurant business by using technology as a competitive advantage. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. In fiscal 2002, we implemented a suite of web-enabled financial systems and a high-speed data network connecting all restaurants to all current and anticipated future applications. During fiscal 2003, we completed an upgrade of our human resource (including payroll and benefits) systems using web-enabled and fully integrated application suites.

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

Competition

     The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, concept, attractiveness of facilities, and effectiveness of advertising and marketing programs. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers' discretionary purchasing power. We compete within each market with national and regional chains as well as locally-owned restaurants, not only for customers but also for management and hourly personnel and suitable real estate sites Restaurants also face growing competition from the supermarket industry, which offers "convenient meals" in the form of improved entrees and side dishes from the deli section. We expect intense competition to continue in all of these areas.

     Other factors pertaining to our competitive position in the industry are addressed under the sections entitled "Purchasing and Distribution," "Advertising and Marketing," "Management Information Systems" and "Forward-Looking Statements" elsewhere in this report.

Trademarks and Related Agreements

     We regard our  Darden  Restaurants(R),  Red  Lobster(R),  Olive  Garden(R),
Bahama Breeze(R), Smokey Bones(R) and Seasons 52SM service marks, and other variations of these service marks, as having significant value and as being important in marketing the restaurants. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks will continue indefinitely.

     Our only restaurant operations outside of North America historically have been conducted through an Area Development and Franchise Agreement with Red Lobster Japan Co., Ltd. (Red Lobster Japan), an unaffiliated Japanese corporation. Red Lobster Japan operated 33 Red Lobster restaurants in Japan as of May 25, 2003. We do not have an ownership interest in Red Lobster Japan, but receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

     Our sales volumes fluctuate seasonally. During fiscal years 2003, 2002 and 2001, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather, storms and similar conditions may impact sales volumes seasonally in some operating regions.

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

     Presently about 9.6 percent of our sales are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. We also are subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person, who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

     We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2003 have not had a material effect on our operations.

     We currently are operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2003, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

     Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons, and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.

Executive Officers

     Our executive officers as of August 22, 2003 are:

     Joe R. Lee, age 62, has been our Chief Executive Officer since December 1994 and Chairman of the Board since April 1995. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. From 1970 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent, including Vice Chairman, with responsibility for various consumer foods businesses and corporate staff functions, Chief Financial Officer and Executive Vice President, Finance and International Restaurants.

     Richard E. Rivera, age 56, has been our President and Chief Operating Officer since December 2002, our Vice Chairman from March 2002 to December 2002, and a Director since December 1997. He was our Executive Vice President, and President of Red Lobster Restaurants from December 1997 until March 2002. He served as President and Chief Executive Officer of Chart House Restaurants, Inc. from July 1997 until December 1997, as President and Chief Executive Officer of RARE Hospitality International, Inc., the owner of LongHorn Steakhouse restaurants, from 1994 to 1997, and as President and Chief Executive Officer of TGI Friday's, Inc. from 1988 to 1994. He began his career with Steak & Ale Restaurants of America and has held various leadership positions in the industry over the last 25 years, including as a Director of the National Restaurant Association.

     Blaine Sweatt, III, age 55, has been our President, New Business Development since February 1996 and Executive Vice President since April 1995, and a Director since 1995. He led teams that developed the Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 concepts, among others. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1986 to 1989, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent.

     Laurie B. Burns, age 41, has been our Senior Vice President and President of Bahama Breeze since March 2003. She joined us in April 1999 as Vice President of Development for Red Lobster, and served as our Senior Vice President, Development from September 2000 until March 2003. She was a private real estate consultant from October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

     Linda J. Dimopoulos, age 52, has been Chief Financial Officer since December 2002. She joined us in 1982, and served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, as our Senior Vice President, Corporate Controller and Business Information Systems from July 1998 to December 1999, and as our Senior Vice President, Chief Information Officer from December 1999 until assuming her current position in December 2002.

     Stephen E. Helsel, age 58, has been our Senior Vice President, Corporate Controller since December 1999. He joined us in 1973 as an accountant with Red Lobster, and was named Vice President, Controller of Red Lobster in 1989. He served as our Vice President, Controller, Accounting Services from 1991 to 1996, and as Senior Vice President, Information Services from 1996 until December 1999.

     Daniel M. Lyons, age 50, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company.

     Andrew H. Madsen, age 47, has been our Senior Vice President and President of Olive Garden since March 2002. He joined us in December 1998 as Executive Vice President of Marketing for Olive Garden. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he worked at James River (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), where he held various positions, including Vice President/General Manager for the Dixie consumer products unit. From 1980 to 1992, he worked at General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent, where he held progressively more responsible positions in consumer products marketing, including Vice President of Marketing.

     Edna Morris, age 51, has been our Senior Vice President and President of Red Lobster since March 2002. She joined us in October 1998 and served from then until March 2002 as Executive Vice President of Operations for Red Lobster. From 1992 until joining us, she held various positions with Advantica Restaurant Group, Inc., the parent of Denny's and other restaurant companies, including President of Quincy's Family Steakhouse from 1996 to 1998 and Executive Vice President during 1998.

     Barry Moullet, age 45, has been our Senior Vice President, Purchasing, Distribution and Food Safety since June 1999. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, Kentucky Fried Chicken and the Pillsbury Company.

     Clarence Otis, Jr., age 47, has been our Executive Vice President since March 2002 and President of Smokey Bones BBQ since December 2002. He was our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations and Treasurer from July 1997 to July 1998, and as Senior Vice President, Finance and Treasurer from July 1998 until December 1999. Prior to joining us, he was employed by Chemical Securities, Inc., an investment banking firm, where he had been Managing Director and Manager of Public Finance since 1991.

     Paula J. Shives, age 52, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995 of Long John Silver's Restaurants, Inc.

     Richard J. Walsh, age 51, has been our Senior Vice President, Corporate Relations since 1994. He joined General Mills, Inc., our former parent, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position in December 1994.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by us with the Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our future performance, plans and objectives, long-term goals, forecasts of market trends and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act"). These forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of new restaurant openings; improved financial performance at Bahama Breeze as a result of changing the prototype and other changes at that concept; and our expectation to realize more of Smokey Bones' full potential as a result of changes in the location of units and other initiatives.

     In connection with the "safe harbor" provisions of the Act, we are filing the following cautionary statements to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that the forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

     The following factors, risks and uncertainties, have affected, and may continue to affect, our operating results and the environment within which we conduct our business. If our projections and estimates regarding these key factors differ materially from what actually occurs, our actual results could vary significantly from the performance projected in our forward-looking statements.

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

     Economic, Market and Other Conditions. Certain risks are endemic to the restaurant and retail industry in general. A protracted economic slowdown or worsening economy, industry-wide cost pressures, or weak consumer demand could lead to same-restaurant sales declines and suppress sales growth and profits. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions; the seasonality of our business; consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; consumer spending patterns; demographic trends; weather; traffic patterns; and the type, number and location of competing restaurants. Our ability to undertake new restaurant development, as well as improvements and additions to existing restaurants, is affected by economic conditions, including interest rates, and government policies impacting land and construction costs and the cost and availability of borrowed funds.

     Price and Availability of Food, Labor, Utilities, Insurance and Media; Other Costs. Our profitability depends significantly on our ability to anticipate and react to changes in the price and availability of food; labor; utilities; insurance (including workers' compensation, general liability, health, and directors and officer's liability insurance); advertising, media and marketing; employee benefits; and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Restaurant pre-opening expenses could be more than expected, and labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

     Unfavorable Publicity Relating to Food Safety or Other Concerns. Multi-unit restaurant businesses can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects including obesity, or other operational concerns. Negative publicity may also result from actual or alleged violations of dram shop laws that may impose liability on sellers of liquors when a third party is injured as a result of intoxication. Regardless of whether the allegations are valid, unfavorable publicity relating to just one or a limited number of restaurants could taint public perception of the entire brand. Such unfavorable publicity and overall consumer perceptions of food safety could have a material adverse effect on our business.

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

     Growth Plans. There can be no assurance that we will be able to achieve our growth objectives or that new restaurants opened or acquired will be profitable. There are inherent risks involved with expanding new concepts (such as Bahama Breeze and Smokey Bones) that have not yet proved their long-term viability. The opening and success of restaurants depends on various factors, including the identification and availability of suitable and economically viable locations; sales levels at existing restaurants; the negotiation of acceptable lease or purchase terms for new locations; obtaining all required governmental permits, including zoning approvals and liquor licenses, on a timely basis; other regulatory compliance; the availability of necessary contracts and subcontractors and the ability to meet construction schedules; our ability to manage union activities such as picketing, which could delay construction; the availability of capital at affordable cost to finance growth; changes in the weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time; our ability to hire and train qualified management personnel; and general economic and business conditions.

Item 2.  PROPERTIES

     As of May 25, 2003, we operated 1,271 restaurants (including 673 Red Lobster, 524 Olive Garden, 34 Bahama Breeze, 39 Smokey Bones and one Seasons 52 restaurants) and one Olive Garden Cafe in the following locations:

         Alabama (20)               Iowa (14)                 Nevada (11)               South Dakota (3)
         Arizona (28)               Kansas (10)               New Hampshire (3)         Tennessee (29)
         Arkansas (11)              Kentucky (14)             New Jersey (27)           Texas (106)
         California (96)            Louisiana (8)             New Mexico (10)           Utah (12)
         Colorado (27)              Maine (3)                 New York (50)             Vermont (1)
         Connecticut (9)            Maryland (20)             North Carolina (27)       Virginia (42)
         Delaware (4)               Massachusetts (8)         North Dakota (4)          Washington (24)
         Florida (133)              Michigan (50)             Ohio (73)                 West Virginia (5)
         Georgia (50)               Minnesota (22)            Oklahoma (17)             Wisconsin (19)
         Hawaii (1)                 Mississippi (7)           Oregon (11)               Wyoming (2)
         Idaho (6)                  Missouri (29)             Pennsylvania (62)         Canada (37)
         Illinois (55)              Montana (2)               Rhode Island (2)
         Indiana (42)               Nebraska (8)              South Carolina (18)

     Of our 1,271 restaurants and the one Olive Garden Cafe open on May 25, 2003, 803 were located on owned sites and 469 were located on leased sites. The 469 leases are classified as follows:

         Land-Only Leases (we own buildings and equipment).................. 352
         Ground and Building Leases...........................................59
         Space/In-Line/Other Leases...........................................58
                                                                            ----
                  Total......................................................469
                                                                             ===

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

     Both REITs are non-public REITs. Through our subsidiary companies, we indirectly own 100 percent of all voting stock and greater than 99.5 percent of the total value of each REIT. For financial reporting purposes, both REITs are included in our consolidated financial statements.

     We own or lease our executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, our restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current and foreseeable needs.

     See also Note 4 "Land, Buildings and Equipment" and Note 10 "Leases" of Notes to Consolidated Financial Statements on pages 36 and 40, respectively, of the Company's 2003 Annual Report to Shareholders, incorporated herein by reference.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal United States market on which our common shares are traded is the New York Stock Exchange. As of July 28, 2003, there were approximately 42,429 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares on the New York Stock Exchange for each full quarterly period during fiscal 2002 and 2003 contained in Note 17, "Quarterly Data", on page 47 of our 2003 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last three years that were not registered under the Securities Act of 1933.

Item 6.  SELECTED FINANCIAL DATA

     The information for fiscal 1999 through 2003 contained in the Five-Year Financial Summary on page 48 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 25 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of our 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements on pages 26 through 48 of our 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A.   CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of May 25, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 25, 2003.

     During the fiscal quarter ended May 25, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Who Are This Year's Nominees?" on pages 6 through 8, "What Board Committees Do You Have?" on pages 9 through 11, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 31 of our definitive Proxy Statement dated August 22, 2003, is incorporated herein by reference. Information regarding executive officers is contained in
Part I above under the heading "Executive Officers."

     Our Board of Directors has determined that in its judgment, Jack A. Smith, the Chair of our Audit Committee, is an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission, and has "accounting or related financial management expertise" in accordance with the applicable listing standards of the New York Stock Exchange. The Board also determined that Mr. Smith is independent, as that term is used under applicable rules of the Securities and Exchange Commission, the listing standards of the New York Stock Exchange, and our Corporate Governance Guidelines.

     We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees. Appendix A to that Code provides a special Code of Ethics with additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the "Senior Financial Officers"). Appendix B to the Code provides a Code of Business Conduct and Ethics for members of our Board of Directors. These documents are posted on our internet website noted on page two and are available free of charge. We intend to disclose any amendments to or waivers from these Codes for directors, executive officers or Senior Financial Officers on our website.

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "How Are Directors Compensated?" on page 11, "Summary Compensation Table" on pages 18 through 19, "Option Grants in Last Fiscal Year" on page 20, "Stock Option Exercises and Holdings" on page 21, "Long-Term Incentive Plans - Awards in Last Fiscal Year" on page 20, "Do Executive Officers Currently Participate in a Defined Benefit Retirement Plan?" on page 22, "Do Executive Officers Currently Participate in a Non-Qualified Deferred Compensation Plan?" on page 22, "Do the Executive Officers Have Any Change-in-Control Arrangements?" on pages 22 through 23, and "Compensation Committee Interlocks and Insider Participation" on page 27 of our definitive Proxy Statement dated August 22, 2003, is incorporated herein by reference. The information appearing in the Proxy Statement under the heading "Compensation Committee Report" (except under the heading "Compensation Committee Interlocks and Insider Participation") is not incorporated herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in the sections entitled "Security Ownership of Principal Shareholders" on pages 16 through 17, and "Security Ownership of Management" on pages 14 through 15 of our definitive Proxy Statement dated August 22, 2003, is incorporated herein by reference.

Equity Compensation Plan Information

     The following table gives information about our common shares that may be issued as of May 25, 2003 under our 2002 Stock Incentive Plan ("2002 Plan"); Stock Option and Long-Term Incentive Plan of 1995 ("1995 Plan"); Restaurant Management and Employee Stock Plan of 2000 ("2000 Plan"); Stock Plan for Directors ("Director Stock Plan"); Compensation Plan for Non-Employee Directors ("Director Compensation Plan"); Stock Option and Long-Term Incentive Conversion Plan ("Conversion Plan") and Employee Stock Purchase Plan ("ESPP").



------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights (3)      rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders
(1)                                              23,093,014                       $13.23               12,977,554 (4)
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
(2)                                               3,628,709                       $16.87                1,760,163 (5)
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                            26,721,723                       $13.73                14,737,717
------------------------------- ---------------------------- ---------------------------- ----------------------------

-------------------------

(1)  Includes the 2002 Plan,  1995 Plan,  Conversion Plan and ESPP.
(2)  Includes the 2000 Plan, Director Stock Plan and Director Compensation Plan.
(3) Includes deferred compensation obligations that may be paid out in common stock.
(4) In addition to grants of options, warrants or rights, includes up to 8,550,000 shares of common stock or other stock-based awards, including up to 1,700,000 shares of restricted stock, that may be issued under the 2002 Plan, up to 273,007 shares of restricted stock that may be issued under the 1995 Plan, and up to 778,456 shares of common stock that may be issued under the ESPP.
(5) In addition to grants of options, warrants or rights, includes up to 29,296 shares of restricted stock that may be issued under the 2000 Plan, up to 95,051 shares of common stock that may be issued under the Director Compensation Plan, and up to 88,317 shares of common stock that may be issued under the Director Stock Plan.

The 2000 Plan

     The 2000 Plan provides for the issuance of up to 5,400,000 shares of common stock out of our treasury. The 2000 Plan allows us to award non-qualified stock options, restricted stock or restricted stock units. Only our employees other than executive officers are eligible to receive awards under the 2000 Plan. The purpose of the 2000 Plan is to provide incentives and awards to employees who may be responsible for the management, growth and sound development of our restaurants, and to align the interests of employees with the interests of our shareholders. The 2000 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option granted under the 2000 Plan may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than ten years. The options that are currently outstanding under the 2000 Plan generally vest over a one- to four-year period beginning on the date of grant and expire ten years from the date of grant. Awards may be made under the 2000 Plan until January 1, 2004. The 2000 Plan was approved by our Board of Directors.

The Director Stock Plan

     The Director Stock Plan provides for the issuance of up to 375,000 shares of common stock out of our treasury as non-qualified stock options, restricted stock or restricted stock units. Our non-employee directors are the only persons eligible to receive awards under the Director Stock Plan. The purpose of the Director Stock Plan is to provide incentives and awards to non-employee directors to align their interests with those of our shareholders. The Director Stock Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option granted under the Director Stock Plan may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than ten years. The options that are currently outstanding under the Director Stock Plan generally vest over a one- to three-year period beginning on the date of grant and expire ten years from the date of grant. The restrictions on restricted stock and restricted stock units granted under the plan generally lapse one year after the date of grant. Awards may be made under the Director Stock Plan until January 1, 2004. The Director Stock Plan was approved by our Board of Directors.

The Director Compensation Plan

     The Director Compensation Plan provides for the issuance of up to 105,981 shares of common stock out of our treasury. The plan allows us to award cash, deferred cash or common stock. Our non-employee directors are the only persons eligible to receive awards under the plan. The purpose of the plan is to provide incentives and awards to non-employee directors to align their interests with those of our shareholders. The plan is administered by the Compensation Committee of the Board of Directors and was approved by the Board.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Do We Provide Loans for Executive Officers to Meet Their Share Ownership Guidelines?" on page 23, and "Are There Any Other Relationships or Related Transactions Between Us and Our Management?" on page 23 of our definitive Proxy Statement dated August 22, 2003, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained in the section entitled "Independent Auditor Fees and Services" on page 29 of our definitive Proxy Statement dated August 22, 2003, is incorporated herein by reference.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings for the fiscal years ended May 25, 2003, May 26, 2002 and, May 27, 2001 (incorporated by reference to page 27 of our 2003 Annual Report to Shareholders).

     Consolidated Balance Sheets at May 25, 2003 and May 26, 2002 (incorporated by reference to page 28 of our 2003 Annual Report to Shareholders).

     Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income for the fiscal years ended May 25, 2003, May 26, 2002, and May 27, 2001 (incorporated by reference to page 29 of our 2003 Annual Report to Shareholders).

     Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001 (incorporated by reference to page 30 of our 2003 Annual Report to Shareholders).

     Notes to Consolidated Financial Statements (incorporated by reference to pages 31 through 48 of our 2003 Annual Report to Shareholders).

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

              3(b)  Bylaws as amended July 21, 2003.

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

            *10(a) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

            *10(b) Darden Restaurants, Inc. FlexComp Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(f) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

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

            *10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003.

            *10(g)  Darden  Restaurants,   Inc.   Compensation  Plan  for
                    Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

            *10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003.

            *10(i) Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to
                    Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

            *10(j)  Form  of  Management  Continuity  Agreement,  as  amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                    1997).

            *10(k)  Form   of   documents   for   our   Fiscal   1998   Stock
                    Purchase/Option Award program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

            *10(l) Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003.

            *10(m) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

             10(n) Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended August 25, 2002).

             10(o)  First  Amendment  dated  as of  July  26,  2002,  to  Credit
                    Agreement dated as of October 29, 1999, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended August 25, 2002).

               12   Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges.

               13   Portions of 2003 Annual Report to Shareholders.

               21   Subsidiaries of Darden Restaurants, Inc.

               23   Independent Accountants' Consent.

               24   Powers of Attorney.

             31(a)  Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

             31(b)  Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

             32(a)  Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

             32(b)  Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002 dated August 22, 2003.



* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and
     Item 601(b)(10)(iii)(A) of Regulation S-K.

     We will furnish copies of any exhibit listed above upon request upon the payment of a reasonable fee to cover our expenses in furnishing such exhibit.

(b)  Reports on Form 8-K.

     During the fourth quarter covered by this report, we filed or furnished the following current reports on Form 8-K:

     (i) Current report on Form 8-K dated March 20, 2003, reporting certain financial results for the third quarter of fiscal 2003.
     (ii) Current report on Form 8-K dated April 29, 2003, announcing fiscal April same-restaurant sales results.

     In addition, we filed or furnished the following reports on Form 8-K subsequent to the close of the fourth quarter of fiscal 2003:

     (i) Current report on Form 8-K dated June 19, 2003, reporting fiscal 2003 annual and fourth quarter earnings per diluted share.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  August 22, 2003                   DARDEN RESTAURANTS, INC.

                                                    By:     /s/ Joe R. Lee
                                                   -----------------------------
                                                          Joe R. Lee
                                                    Chairman of the Board and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                          Title                                                    Date

/s/ Joe R. Lee                          Director, Chairman of the Board and Chief                August 22, 2003
--------------------------------
    Joe R. Lee                          Executive Officer (Principal executive officer)

/s/ Linda J. Dimopoulos                 Senior Vice President and Chief Financial Officer        August 22, 2003
--------------------------------
    Linda J. Dimopoulos                 (Principal financial and accounting officer)

/s/ Leonard L. Berry*                   Director
--------------------------------
    Leonard L. Berry

/s/ Odie C. Donald*                     Director
--------------------------------
    Odie C. Donald

/s/ Julius Erving, II*                  Director
--------------------------------
    Julius Erving, II

/s/ David H. Hughes*                    Director
--------------------------------
    David H. Hughes

/s/ Cornelius McGillicuddy, III*  **    Director
--------------------------------
    Cornelius McGillicuddy, III

/s/ Richard E. Rivera*                  Director
--------------------------------
    Richard E. Rivera

/s/ Michael D. Rose*                    Director
--------------------------------
    Michael D. Rose

/s/ Maria A. Sastre*                    Director
--------------------------------
    Maria A. Sastre

/s/ Jack A. Smith*                      Director
--------------------------------
    Jack A. Smith





/s/ Blaine Sweatt, III*                 Director
--------------------------------
    Blaine Sweatt, III

/s/ Rita P. Wilson*                     Director
--------------------------------
    Rita P. Wilson


*BY: /s/ Paula J. Shives
--------------------------------
         Paula J. Shives,
         Attorney-In-Fact
         August 22, 2003

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

           3(b)     Bylaws as amended July 21, 2003.

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

         *10(a) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

         *10(b)     Darden  Restaurants,  Inc.  FlexComp  Plan as amended
                    March 19, 2003 (incorporated herein by reference to Exhibit 10(f) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003). . * 10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

         *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5, 1995).

         *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

         *10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003.
         *10(g)     Darden  Restaurants,   Inc.   Compensation  Plan  for
                    Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

         *10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003.

         *10(i) Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to
                    Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

         *10(j)     Form  of  Management  Continuity  Agreement,  as  amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                    1997).

         *10(k)     Form   of   documents   for   our   Fiscal   1998   Stock
                    Purchase/Option Award program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

         *10(l) Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003.

         *10(m) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

          10(n) Credit Agreement dated as of October 29, 1999, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended August 25, 2002).

          10(o)     First  Amendment  dated  as of  July  26,  2002,  to  Credit
                    Agreement dated as of October 29, 1999, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended August 25, 2002).

          12        Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges.

          13        Portions of 2003 Annual Report to Shareholders.

          21        Subsidiaries of Darden Restaurants, Inc.

          23        Independent Accountants' Consent.

          24        Powers of Attorney.

          31(a)     Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

          31(b)     Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

          32(a)     Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.

          32(b)     Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002, dated August 22, 2003.



* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.