Form 10-Q
period 2003-08-24
DARDEN RESTAURANTS INC
filed 2003-10-07
CIK 940944

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

                 For the quarterly period ended August 24, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from ...................... to ......................

           ---------------------------------------------------------

                                     1-13666
                             Commission File Number

           ---------------------------------------------------------

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

            --------------------------------------------------------

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

            --------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares  of  common  stock  outstanding  as of  October  1,  2003:
164,861,352 (excluding 98,205,338 shares held in our treasury).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                           Page

Part I - Financial Information

         Item 1.  Financial Statements                                       3

                  Consolidated Statements of Earnings                        3

                  Consolidated Balance Sheets                                4

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated Other
                  Comprehensive Income                                       5

                  Consolidated Statements of Cash Flows                      6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          16

         Item 4.  Controls and Procedures                                    16

Part II -         Other Information

         Item 1.  Legal Proceedings                                          16

         Item 5.  Other Information                                          17

         Item 6.  Exhibits and Reports on Form 8-K                           17

Signatures                                                                   18



Index to Exhibits                                                            19

PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                     August 24, 2003           August 25, 2002
 --------------------------------------------------------------------------------------------------------------------
 Sales........................................................         $  1,259,689            $  1,174,565
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              396,713                 365,236
      Restaurant labor........................................              392,335                 369,362
      Restaurant expenses.....................................              190,822                 169,504
                                                                       ------------            ------------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $48,082 and $41,823, respectively.         $    979,870            $    904,102
    Selling, general, and administrative......................              113,641                 106,064
    Depreciation and amortization.............................               51,553                  45,141
    Interest, net.............................................               10,641                  10,253
                                                                       ------------            ------------
          Total costs and expenses............................           $1,155,705              $1,065,560
                                                                       ------------            ------------

 Earnings before income taxes.................................              103,984                 109,005
 Income taxes.................................................              (35,390)                (37,119)
                                                                      -------------            ------------

 Net earnings.................................................         $     68,594            $     71,886
                                                                       ============            ============

 Net earnings per share:
    Basic.....................................................         $       0.42            $       0.42
                                                                       ============            ============
    Diluted...................................................         $       0.40            $       0.40
                                                                       ============            ============

 Average number of common shares outstanding:
    Basic.....................................................              164,700                 171,600
                                                                       ============            ============
    Diluted...................................................              170,500                 180,000
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                   August 24, 2003             May 25, 2003
 -------------------------------------------------------------------------------------------------------------------

 ASSETS
 Current assets:
    Cash and cash equivalents.................................        $    96,522               $    48,630
    Receivables...............................................             41,737                    29,023
    Inventories...............................................            173,735                   173,644
    Prepaid expenses and other current assets.................             32,658                    25,126
    Deferred income taxes.....................................             51,194                    49,206
                                                                      -----------               -----------
        Total current assets..................................        $   395,846               $   325,629
 Land, buildings, and equipment...............................          2,191,119                 2,157,132
 Other assets.................................................            181,929                   181,872
                                                                      -----------               -----------

        Total assets..........................................        $ 2,768,894               $ 2,664,633
                                                                      ===========               ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................        $   195,989               $   175,991
    Accrued payroll...........................................             81,122                    85,975
    Accrued income taxes......................................             81,652                    67,975
    Other accrued taxes.......................................             37,860                    35,069
    Unearned revenues.........................................             66,687                    72,698
    Other current liabilities.................................            218,917                   202,201
                                                                      -----------               -----------
        Total current liabilities.............................        $   682,227               $   639,909
 Long-term debt...............................................            656,874                   658,086
 Deferred income taxes........................................            155,832                   150,537
 Other liabilities............................................             20,304                    19,910
                                                                      -----------               -----------
        Total liabilities.....................................        $ 1,515,237               $ 1,468,442
                                                                      -----------               -----------

 Stockholders' equity:
    Common stock and surplus..................................        $ 1,547,582               $ 1,525,957
    Retained earnings.........................................          1,048,037                   979,443
    Treasury stock............................................         (1,280,767)               (1,254,293)
    Accumulated other comprehensive income....................            (11,638)                  (10,489)
    Unearned compensation.....................................            (48,281)                  (42,848)
    Officer notes receivable..................................             (1,276)                   (1,579)
                                                                      -----------               -----------
        Total stockholders' equity............................        $ 1,253,657               $ 1,196,191
                                                                      -----------               -----------

        Total liabilities and stockholders' equity............        $ 2,768,894               $ 2,664,633
                                                                      ===========               ===========

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
           For the quarters ended August 24, 2003 and August 25, 2002
                                 (In thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------------------
                                       Common                            Accumulated
                                       Stock                                Other                       Officer       Total
                                        and      Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                      Surplus    Earnings     Stock        Income       Compensation   Receivable     Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003..........   $1,525,957  $  979,443  $(1,254,293)   $(10,489)      $(42,848)      $(1,579)   $1,196,191
Comprehensive income:
   Net earnings..................           --      68,594           --          --             --            --        68,594
   Other comprehensive income:
       Foreign currency
        adjustment...............           --          --           --        (604)            --            --          (604)
       Change in fair value of
        derivatives, net of tax
        of $44...................           --          --           --        (545)            --            --          (545)
                                                                                                                     -----------
          Total comprehensive
           income................           --          --           --          --             --            --        67,445
Stock option exercises
 (997 shares)....................        8,924          --          444          --             --            --         9,368
Issuance of restricted stock
 (392 shares), net of forfeiture
 adjustments.....................        7,559          --          169          --         (7,728)           --            --
Earned compensation..............           --          --           --          --          1,010            --         1,010
ESOP note receivable repayments..           --          --           --          --          1,285            --         1,285
Income tax benefits credited to
 equity..........................        4,405          --           --          --             --            --         4,405
Purchases of common stock for
 treasury (1,423 shares).........           --          --      (27,578)         --             --            --       (27,578)
Issuance of treasury stock under
 Employee Stock Purchase and
 other plans (82 shares).........          737          --          491          --             --            --         1,228
Repayment of officer notes, net..           --          --           --          --             --           303           303
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Balance at August 24, 2003          $1,547,582  $1,048,037  $(1,280,767)   $(11,638)      $(48,281)      $(1,276)   $1,253,657
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                       Common                            Accumulated
                                       Stock                                Other                       Officer       Total
                                        and     Retained     Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                      Surplus   Earnings      Stock        Income       Compensation   Receivable     Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance at May 26, 2002..........   $1,474,054  $760,684    $(1,044,915)   $(12,841)      $(46,108)      $(1,997)   $1,128,877
Comprehensive income:
   Net earnings..................           --    71,886             --          --             --            --        71,886
   Other comprehensive income:
    Foreign currency adjustment..           --        --             --        (408)            --            --          (408)
    Change in fair value of
     derivatives,net of tax
     of $39......................           --        --             --        (228)            --            --          (228)
                                                                                                                     ----------
       Total comprehensive
        income...................           --        --             --          --             --            --        71,250
Stock option exercises
 (598 shares)....................        5,421        --             82          --             --            --         5,503
Issuance of restricted stock
 (197 shares), net of forfeiture
 adjustments.....................        4,694        --            670          --         (5,364)           --            --
Earned compensation..............           --        --             --          --            945            --           945
ESOP note receivable repayments..           --        --             --          --          1,475            --         1,475
Income tax benefits credited
 to equity.......................        4,046        --             --          --             --            --         4,046
Purchases of common stock for
 treasury (2,043 shares).........           --        --        (46,070)         --             --            --       (46,070)
Issuance of treasury stock under
 Employee Stock Purchase and
 other plans (80 shares).........          772        --            305          --             --            --         1,077
Repayment of officer notes, net..           --        --             --          --             --           268           268
-------------------------------------------------------------------------------------------------------------------------------
Balance at August 25, 2002          $1,488,987  $832,570    $(1,089,928)   $(13,477)      $(49,052)      $(1,729)   $1,167,371
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                       August 24, 2003         August 25, 2002
 -------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................        $    68,594              $    71,886
    Adjustments to reconcile net earnings to cash flows:..
      Depreciation and amortization...............................            51,553                   45,141
      Asset impairment charge.....................................               502                       --
      Amortization of unearned compensation and loan costs........             1,844                    1,775
      Change in current assets and liabilities....................            22,325                   15,988
      Change in other liabilities ................................               394                     (416)
      (Gain) loss on disposal of land, buildings, and equipment...            (1,559)                     937
      Change in cash surrender value of trust owned life insurance            (2,000)                   2,832
      Deferred income taxes.......................................             3,307                    1,835
      Income tax benefits credited to equity......................             4,405                    4,046
      Non-cash compensation expense...............................                67                       --
      Other, net..................................................              (303)                    (294)
                                                                         ------------             ------------
        Net cash provided by operating activities.................       $   149,129              $   143,730
                                                                         ------------             ------------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment...................           (86,673)                (110,245)
    Increase in other assets......................................              (413)                  (4,244)
    Purchase of trust owned life insurance........................                --                   (6,000)
    Proceeds from disposal of land, buildings, and
      equipment (including assets held for disposal)..............             2,898                      450
                                                                         ------------             ------------
        Net cash used in investing activities.....................       $   (84,188)             $  (120,039)
                                                                         ------------             ------------

 Cash flows--financing activities
    Proceeds from issuance of common stock........................            10,529                    6,580
    Purchases of treasury stock...................................           (27,578)                 (46,070)
    ESOP note receivable repayment................................             1,285                    1,475
    Repayment of long-term debt...................................            (1,285)                  (1,475)
                                                                         ------------             ------------
        Net cash used in financing activities.....................       $   (17,049)             $   (39,490)
                                                                         ------------             ------------

 Increase (decrease) in cash and cash equivalents.................            47,892                  (15,799)
 Cash and cash equivalents - beginning of period..................            48,630                  152,875
                                                                         ------------             ------------

 Cash and cash equivalents - end of period........................       $    96,522              $   137,076
                                                                         ============             ============

 Cash flow from changes in current assets and liabilities
    Receivables...................................................           (12,714)                   1,736
    Inventories...................................................               (91)                  (8,177)
    Prepaid expenses and other current assets.....................            (7,532)                      29
    Accounts payable..............................................            20,342                   21,117
    Accrued payroll...............................................            (4,853)                 (14,072)
    Accrued income taxes..........................................            13,677                   16,691
    Other accrued taxes...........................................             2,791                    3,476
    Unearned revenues.............................................            (6,011)                  (7,806)
    Other current liabilities.....................................            16,716                    2,994
                                                                         ------------             ------------
        Change in current assets and liabilities.................        $    22,325              $    15,988
                                                                         ============             ============

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones(R) BBQ, and Seasons 52(R). We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 24, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

     These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2003. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Note 2.  Consolidated Statements of Cash Flows

     During the quarter ended August 24, 2003, we paid $7,193 for interest (net of amounts capitalized) and $14,133 for income taxes. During the quarter ended August 25, 2002, we paid $6,598 for interest (net of amounts capitalized) and $14,599 for income taxes.

Note 3.  Stock-Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, we have elected to account for our stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. Had we determined compensation expense for our stock options based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                    Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                         August 24, 2003        August 25, 2002
 -------------------------------------------------------------------------------------------------------------------
 Net earnings, as reported                                                    $ 68,594               $ 71,886
    Add:  Stock-based compensation expense included in
        reported net earnings, net of related tax effects                          662                    586
    Deduct:  Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                                      (4,658)                (4,946)
                                                                     -----------------------------------------------
    Pro forma                                                                 $ 64,598               $ 67,526
                                                                     ===============================================
 Basic net earnings per share
    As reported                                                               $   0.42               $   0.42
    Pro forma                                                                 $   0.39               $   0.39
 Diluted net earnings per share
    As reported                                                               $   0.40               $   0.40
    Pro forma                                                                 $   0.38               $   0.38
 ===================================================================================================================

Note 4.   Provision for Impaired Assets and Restaurant Closings

     During the first quarter of fiscal 2004, we recorded a $1,184 charge for long-lived asset impairments resulting from the decision to relocate and rebuild certain restaurants. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the first quarter of fiscal 2004, we also recorded a gain of $682 related to assets sold that were previously impaired. These amounts are included in selling, general, and administrative expenses.

Note 5.  Net Earnings per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 3,952,422 and 3,078,779 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 24, 2003 and August 25, 2002, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 6.  Stockholders' Equity

     Pursuant to our stock repurchase program, under which our Board of Directors has authorized the repurchase of up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 1,423,073 shares of our common stock for $27,578 in the quarter ended August 24, 2003, resulting in a cumulative repurchase as of August 24, 2003 of 99,915,725 shares.

Note 7.  Commitments and Contingencies

     We make trade commitments in the course of our normal operations. As of August 24, 2003 and August 25, 2002, we were contingently liable for approximately $10,420 and $15,618, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of one month or less and are used to collateralize our obligations to third parties for the purchase of inventories.

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 24, 2003 and August 25, 2002, we had $68,386 and $41,442, respectively of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of August 24, 2003 and August 25, 2002, we had $7,505 and $7,798, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually. As of August 24, 2003 and August 25, 2002, we had other commercial commitments of $2,250 and $0, respectively.

     As of August  24,  2003 and  August 25,  2002,  we had  $4,057 and  $5,149,
respectively, of guarantees associated with third party sublease or assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at August 24, 2003 and August 25, 2002 amounted to $2,816 and $3,475, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the sublease or assignment agreements was less than probable. In the event of default by a third party, the indemnity and/or default clauses in our sublease and assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these sublease or assignment agreements, except to the extent that the sublease or assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2004 through fiscal 2012.

     We are involved in litigation arising from the normal course of business. In the opinion of management, this litigation is not expected to materially impact our consolidated financial statements.

Note 8.  Accounting Changes

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and our associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 in the first quarter of fiscal
2004. Adoption of SFAS No. 143 did not materially impact our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 implementation issues, which will continue to be applied in accordance with their respective dates. We adopted SFAS No. 149 in the first quarter of fiscal 2004. Adoption of SFAS No. 149 did not materially impact our consolidated financial statements.

Note 9.  Future Application of Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 in the second quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

Note 10.  Subsequent Events.

     On September 24, 2003, the Board of Directors declared a four cents per share cash dividend to be paid to shareholders on November 1, 2003 for all shareholders of record as of the close of business on October 10, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarter ended August 24, 2003 and August 25, 2002.


                                                                                           Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                                   August 24,        August 25,
                                                                                       2003             2002
 -------------------------------------------------------------------------------------------------------------------

 Sales.........................................................................       100.0%           100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage........................................................        31.5             31.1
      Restaurant labor.........................................................        31.1             31.5
      Restaurant expenses......................................................        15.2             14.4
                                                                                     -------          -------
        Total cost of sales, excluding restaurant depreciation and amortization
        of 3.8% and 3.6%, respectively.........................................        77.8%            77.0%
    Selling, general, and administrative.......................................         9.0              9.0
    Depreciation and amortization..............................................         4.1              3.8
    Interest, net..............................................................         0.9              0.9
                                                                                     -------          -------
          Total costs and expenses.............................................        91.8%            90.7%
                                                                                     -------          -------

 Earnings before income taxes..................................................         8.2              9.3
 Income taxes..................................................................        (2.8)            (3.2)
                                                                                     -------          -------

 Net earnings..................................................................         5.4%             6.1%
                                                                                     =======          =======

 -------------------------------------------------------------------------------------------------------------------

SALES

     Sales were $1.26 billion and $1.17 billion for the quarters ended August 24, 2003 and August 25, 2002, respectively. The 7.2 percent increase in sales for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was primarily due to increased same-restaurant sales in the U.S. and a net increase of 66 company-owned restaurants since the first quarter of fiscal 2003. Red Lobster sales of $634 million were 2.5 percent above last year's first quarter, driven by seven net additional restaurants in operation versus prior year and a 1.1 percent increase in U.S. same-restaurant sales, primarily as a result of a 3.8 percent increase in average check and a 2.7 percent decrease in guest counts. The increase extended Red Lobster's string of comparable sales gains to 23 consecutive quarters. However, Red Lobster's total sales were lower than planned. Olive Garden's sales of $547 million were 9.8 percent above last year's first quarter, driven primarily by its 31 new restaurants in operation versus last year. Olive Garden achieved its 36th consecutive quarter of same-restaurant sales growth with a 3.9 percent increase, primarily as a result of a 3.3 percent increase in average check and a 0.6 percent increase in same-restaurant guest counts. Same-restaurant sales for Red Lobster and Olive Garden were adversely affected by approximately 0.5% by the shift in the Independence Day holiday from Thursday in 2002 to Friday in 2003 and the power outage that impacted several states during August 2003. Bahama Breeze continues to make changes with the anticipation of improving its sales, financial performance, and overall long-term potential. These changes include implementing lunch operations, creating a new dinner menu, and slowing new restaurant development while we reduce the size of future restaurants and our related capital investment. Four new Bahama Breeze restaurants are expected to open in fiscal 2004. Smokey Bones opened five new restaurants during the first quarter of fiscal 2004. During fiscal 2004, 25 to 30 new Smokey Bones restaurants are expected to open.


COSTS AND EXPENSES

     Total costs and expenses were $1.16 billion and $1.07 billion for the quarters ended August 24, 2003 and August 25, 2002, respectively. As a percent of sales, total costs and expenses increased from 90.7 percent in the first quarter of fiscal 2003 to 91.8 percent in the first quarter of fiscal 2004. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs as a percent of sales increased in the first quarter of fiscal 2004 primarily as a result of increased crab usage and additional plate accompaniments at Red Lobster. Restaurant labor decreased in the first quarter of fiscal 2004 primarily as a result of lower employee health insurance claims, improved labor management, and the favorable impact of higher sales volumes, which were only partially offset by a modest increase in wage rates. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating costs, increased in the first quarter of fiscal 2004 primarily as a result of increased workers' compensation and insurance expenses, higher utility expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings, which were only partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses in the first quarter of fiscal 2004 were comparable to the first quarter of fiscal 2003 primarily as a result of decreased travel costs and the favorable impact of higher sales volumes, which were offset by increased benefit costs and marketing expense incurred in response to the current challenging economic and competitive environment.

     Depreciation and amortization expense increased in the first quarter of fiscal 2004 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense in the first quarter of fiscal 2004 was comparable to the first quarter of fiscal 2003 primarily due to lower interest income in fiscal 2004, which was offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the first quarter of fiscal 2004 was 34.0 percent, which was comparable to 34.1 percent in the first quarter of fiscal 2003.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first quarter of fiscal 2004 decreased 4.6 percent to $69 million (40 cents per diluted share) compared with net earnings for the first quarter of fiscal 2003 of $72 million (40 cents per diluted share). Due to lower than expected sales growth, Red Lobster's restaurant expenses and depreciation expense each increased as a percent of sales. An increase in crab product usage also resulted in an increase in food and beverage costs. As a result, its operating profit declined versus the first quarter of 2003. Increased sales at Olive Garden, combined with lower food and beverage, restaurant labor, and selling, general, and administrative expenses as a percent of sales, more than offset increased restaurant and depreciation expenses as a percent of sales and resulted in record first quarter operating profit for Olive Garden in fiscal 2004. The decrease in net earnings for the first quarter of fiscal 2004 was primarily due to the increase in crab product costs at Red Lobster and increases in restaurant expenses and depreciation expenses as a percent of sales at both Red Lobster and Olive Garden. Earnings results were also negatively impacted by higher than expected utility expense and higher incremental pre-opening expense versus prior year due to an increase in new restaurant openings. The decrease in net earnings was offset by our repurchase of 1.4 million shares as part of our share repurchase program, resulting in comparable diluted net earnings per share. With respect to future earnings results, we announced on September 24, 2003, that due to sales trends below our expectations at some of our businesses in fiscal September, we believe that second quarter diluted net earnings per share will be in the range of 15 to 18 cents. However, we reiterated our expectations for diluted net earnings per share growth of 8% to 12% in fiscal 2004.


SEASONALITY

     Our sales volumes fluctuate seasonally. In fiscal 2003 and 2002, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather, storms, and similar conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the first quarter of fiscal 2004, compared with the number open at the end of fiscal 2003 and the end of the first quarter of fiscal 2003.


 -------------------------------------------------------------------------------------------------------------------
                                         August 24, 2003             May 25, 2003             August 25, 2002
 -------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             645                       642                       638
 Red Lobster - Canada...............              31                        31                        31
                                              ------                    ------                    ------
      Total.........................             676                       673                       669
                                              ------                    ------                    ------

 Olive Garden - USA.................             521                       518                       490
 Olive Garden - Canada..............               6                         6                         6
                                              ------                    ------                    ------
      Total.........................             527                       524                       496
                                              ------                    ------                    ------

 Bahama Breeze......................              34                        34                        30
 Smokey Bones BBQ...................              44                        39                        21
 Seasons 52.........................               1                         1                         0
                                              ------                    ------                    ------
      Total.........................           1,282                     1,271                     1,216
                                              ======                    ======                    ======

 -------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities provide us with a significant source of liquidity. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.

     Our commercial paper program serves as our primary source of short-term financing. As of August 24, 2003, there were no borrowings outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 29, 1999, as amended, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $300 million. The credit facility allows us to borrow at interest rates based on a spread over LIBOR, the prime rate or a competitively bid rate among the members of the lender consortium, at our option, and on our credit rating. The credit facility expires on October 29, 2004, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change. None of these covenants is expected to limit our liquidity or capital resources. As of August 24, 2003, we were in compliance with all covenants and no amounts were outstanding under the credit facility.

     At August 24, 2003, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (4) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (5) $100 million of unsecured 7.125 percent debentures due in February 2016, and (6) an unsecured, variable rate $33 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission (SEC), we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of August 24, 2003 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt (1)           $  658,145       $      --           $300,000          $150,000            $208,145
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                354,038          58,420            102,987            76,185             116,446
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations               $1,012,183       $  58,420           $402,987          $226,185            $324,591
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit        $ 10,420        $ 10,420          $      --          $      --           $    --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (2)                      75,891          75,891                 --                 --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (3)                    4,057             637              1,165              1,121             1,134
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Other                             2,250           1,000              1,250                 --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments                 $ 92,618        $ 87,948          $   2,415          $   1,121           $ 1,134
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1)  Excludes issuance discount of $1,271.
(2) Includes letters of credit for $68,386 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $6,091 associated with lease payments included in contractual operating lease obligation payments noted above.
(3) Consists solely of guarantees associated with properties that have been subleased or assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.


     Our Board of Directors has approved a stock repurchase program that authorizes us to repurchase up to 115.4 million shares of our common stock. Net cash flows used by financing activities included our repurchase of 1.4 million shares of our common stock for $28 million in the first quarter of fiscal 2004, compared to 2.0 million shares for $46 million in the first quarter of fiscal 2003. As of August 24, 2003, a total of 99.9 million shares have been purchased under the program. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $87 million in the first quarter of fiscal 2004, compared to $110 million in the first quarter of fiscal 2003. The decreased expenditures in fiscal 2004 resulted primarily from the timing of expenditures associated with building new restaurants and replacing equipment.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration for unsecured debt securities and short-term commercial paper program should be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2004.


FINANCIAL CONDITION

     Our current assets totaled $396 million at August 24, 2003, compared to $326 million at May 25, 2003. The increase resulted primarily from increases in cash and cash equivalents of $48 million and receivables of $13 million. The increase in cash and cash equivalents is due principally to a decrease in the number of shares of common stock repurchased during the first quarter of fiscal 2004 and the timing of payments on our accounts payable. The increase in receivables is due to an increase in inventory product conveyed to storage and distribution companies.

     Our current liabilities totaled $682 million at August 24, 2003, up from $640 million at May 25, 2003. Accounts payable of $196 million at August 24, 2003, increased from $176 million at May 25, 2003, principally due to the timing and terms of inventory purchases. Accrued income taxes of $82 million at August 24, 2003, increased from $68 million at May 25, 2003, principally due to the timing of income tax payments. Other current liabilities of $219 million at August 24, 2003, increased from $202 million at May 25, 2003, principally due to increases in sales tax, employment tax and accrued interest payables, and insurance and employee benefit-related accruals.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to our consolidated financial statements included in our fiscal 2003 Annual Report on Form 10-K). Actual results could differ from those estimates.

     Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

     Land, Buildings, and Equipment

     Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are a component of buildings, are amortized over the lesser of the lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from three to ten years also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings, and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, and the determination as to what constitutes enhancing the value of, or increasing the life of, existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

     Impairment of Long-Lived Assets

     Land, buildings, and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for disposal when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Those assets whose disposal is not probable within one year remain in land, buildings, and equipment until their disposal is probable within one year.

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge.

     Self-Insurance Reserves

     We self-insure a significant portion of expected losses under our workers' compensation, employee medical, and general liability programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and not yet reported.

     Our accounting policies regarding self-insurance programs include our judgments and independent actuarial assumptions regarding economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of reported expense under these programs.

     Income Taxes

     We estimate certain components of our provision for income taxes. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.

     Our estimates are based on the best available information at the time that we prepare the provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 in the second quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe", "plan", "will", "expect", "intend", "estimate", and "project", and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding expected casual dining sales growth; the ability of the casual dining segment to weather economic downturns; demographic trends; our expansion plans, capital expenditures, and business development activities; and our long-term goals of increasing market share, expanding margins on incremental sales, and earnings growth. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended May 23, 2003):

o the highly competitive nature of the restaurant industry, especially pricing, service, location, personnel, and type and quality of food;
o economic, market, and other conditions, including a protracted economic slowdown or worsening economy, industry-wide cost pressures, weak consumer demand, changes in consumer preferences, demographic trends, weather conditions, construction costs, and the cost and availability of borrowed funds;
o the price and availability of food, labor, utilities, insurance and media, and other costs, including seafood costs, employee benefits, workers' compensation insurance, and the general impact of inflation;
o unfavorable publicity relating to food safety or other concerns, including litigation alleging poor food quality, food-borne illness, or personal injury;
o    the availability of desirable restaurant locations;
o government regulations, including those relating to zoning, land use, environmental matters, and liquor licenses; and
o growth plans, including real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development, and the availability of funds to finance growth.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 24, 2003, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $1.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $26 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2004 averaged $697 million, with a high of $714 million and a low of $680 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of August 24, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 24, 2003.

     During the fiscal quarter ended August 24, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 5.  Other Information

     On September 24, 2003, our Board of Directors declared a regular semi-annual cash dividend of four cents per share on the Company's outstanding common stock. The dividend is payable on November 1, 2003 to shareholders of record as of the close of business on October 10, 2003. Also on September 24, 2003, we announced that Dick Rivera, our President and Chief Operating Officer, had assumed additional responsibility as the President of Red Lobster effective immediately. Edna Morris, formerly President of Red Lobster, left to pursue new career opportunities.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

          Exhibit 31(a)  Certification  of Chief Executive  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

          Exhibit 31(b)  Certification  of Chief Financial  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

          Exhibit 32(a)  Certification  of Chief Executive  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

          Exhibit 32(b)  Certification  of Chief Financial  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

     (b)  Reports on Form 8-K.

          During the first quarter, we filed or furnished the following reports on Form 8-K:

               A current report on Form 8-K dated June 19, 2003, announcing annual and fourth quarter financial results for fiscal 2003.

          In addition, we filed or furnished the following reports on Form 8-K subsequent to the close of the first quarter of fiscal 2004:

               A current report on Form 8-K dated September 24, 2003, announcing first quarter financial results.

               A current report on Form 8-K dated September 25, 2003, announcing the results of our annual meeting of shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DARDEN RESTAURANTS, INC.


Dated:   October 7, 2003                     By: /s/ Paula J. Shives
                                             -----------------------------------
                                             Paula J. Shives
                                             Senior Vice President,
                                             General Counsel and Secretary



Dated:   October 7, 2003                     By: /s/ Linda J. Dimopoulos
                                             -----------------------------------
                                             Linda J. Dimopoulos
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title


12      Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2003.

                                                                      Exhibit 12



                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)

                                                                                       Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                            August 24, 2003      August 25, 2002
 -------------------------------------------------------------------------------------------------------------------

 Consolidated earnings from operations before income taxes..............      $ 103,984            $ 109,005
 Plus fixed charges:
    Gross interest expense..............................................         11,904               11,926
    40% of restaurant and equipment minimum rent expense................          5,288                5,288
                                                                              ----------           ----------
    Total fixed charges.................................................         17,192               17,214
 Less capitalized interest..............................................         (1,066)                (970)
                                                                              ----------           ----------

 Consolidated earnings from operations before income taxes
      available to cover fixed charges .................................      $ 120,110            $ 125,249
                                                                              ==========           =========

 Ratio of consolidated earnings to fixed charges........................           6.99                7.28
                                                                              ==========           ==========

 -------------------------------------------------------------------------------------------------------------------


                                                                   Exhibit 31(a)

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Joe R. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Darden Restaurants, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

October 7, 2003



/s/ Joe R. Lee
--------------------------------------
Joe R. Lee
Chairman and Chief Executive Officer

                                                                   Exhibit 31(b)

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Linda J. Dimopoulos, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Darden Restaurants, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

October 7, 2003



/s/ Linda J. Dimopoulos
-----------------------
Linda J. Dimopoulos
Senior Vice President and
Chief Financial Officer

                                                                   Exhibit 32(a)



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended August 24, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Joe R. Lee
                                            -----------------------------------
                                            Joe R. Lee
                                            Chairman and Chief Executive Officer
                                            October 7, 2003

                                                                   Exhibit 32(b)


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended August 24, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Linda J. Dimopoulos, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Linda J. Dimopoulos
                                            --------------------------
                                            Linda J. Dimopoulos
                                            Senior Vice President and
                                            Chief Financial Officer
                                            October 7, 2003