Form 10-Q
period 2003-11-23
DARDEN RESTAURANTS INC
filed 2004-01-06
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------

                                    FORM 10-Q

                       ----------------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 23, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ................... to ..................

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

                         -------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares  of common  stock  outstanding  as of  January  2,  2004:
164,817,052  (excluding  98,477,719  shares  held  in  our  treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.



                                TABLE OF CONTENTS



                                                                        Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                      3

                  Consolidated Balance Sheets                              5

                  Consolidated Statements of Changes
                  in Stockholders' Equity and
                  Accumulated Other Comprehensive Income                   6

                  Consolidated Statements of Cash Flows                    7

                  Notes to Consolidated Financial Statements               9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       19

         Item 4.  Controls and Procedures                                 19

Part II -         Other Information

         Item 1.  Legal Proceedings                                       19

         Item 4.  Submission of Matters to a Vote of Security Holders     19

         Item 6.  Exhibits and Reports on Form 8-K                        20

Signatures                                                                21

Index to Exhibits                                                         22

PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                    November 23, 2003         November 24, 2002
 --------------------------------------------------------------------------------------------------------------------

 Sales........................................................           $1,142,543              $1,071,531
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              346,200                 330,954
      Restaurant labor........................................              375,614                 353,774
      Restaurant expenses.....................................              191,010                 170,727
                                                                         -----------             ----------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $48,443 and $42,150, respectively.           $  912,824              $  855,455
    Selling, general, and administrative......................              120,320                 103,197
    Depreciation and amortization.............................               52,048                  45,930
    Interest, net.............................................               10,725                  10,729
                                                                         ----------              ----------
        Total costs and expenses..............................           $1,095,917              $1,015,311
                                                                         ----------              ----------

 Earnings before income taxes.................................               46,626                  56,220
 Income taxes.................................................              (15,373)                (18,742)
                                                                         ----------              ----------

 Net earnings.................................................           $   31,253              $   37,478
                                                                         ==========              ==========

 Net earnings per share:
    Basic.....................................................           $     0.19              $     0.22
                                                                         ==========              ==========
    Diluted...................................................           $     0.18              $     0.21
                                                                         ==========              ==========

 Average number of common shares outstanding:
    Basic.....................................................              164,900                 170,900
                                                                         ==========              ==========
    Diluted...................................................              171,000                 178,700
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  November 23, 2003          November 24, 2002
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................           $2,402,232                $2,246,096
Costs and expenses:
   Cost of sales:
     Food and beverage......................................              742,913                   696,190
     Restaurant labor.......................................              767,949                   723,136
     Restaurant expenses....................................              381,832                   340,231
                                                                       ----------                ----------
       Total cost of sales, excluding restaurant
depreciation      ..........................................           $1,892,694                $1,759,557
       and amortization of $96,525 and $83,973, respectively
   Selling, general, and administrative.....................              233,961                   209,261
   Depreciation and amortization............................              103,601                    91,071
   Interest, net............................................               21,366                    20,982
                                                                       ----------                ----------
         Total costs and expenses...........................           $2,251,622                $2,080,871
                                                                       ----------                ----------

Earnings before income taxes................................              150,610                   165,225
Income taxes................................................              (50,763)                  (55,861)
                                                                       ----------                ----------

Net earnings................................................           $   99,847                $  109,364
                                                                       ==========                ==========

Net earnings per share:
    Basic...................................................           $     0.61                $     0.64
                                                                       ==========                ==========
   Diluted..................................................           $     0.58                $     0.61
                                                                       ==========                ==========

Average number of common shares outstanding:
   Basic....................................................              164,800                   171,300
                                                                       ==========                ==========
   Diluted..................................................              170,700                   179,300
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                  November 23, 2003            May 25, 2003
 -------------------------------------------------------------------------------------------------------------------

 ASSETS
 Current assets:
    Cash and cash equivalents.................................        $    27,806               $    48,630
    Receivables...............................................             25,672                    29,023
    Inventories...............................................            256,997                   173,644
    Prepaid expenses and other current assets.................             24,736                    25,126
    Deferred income taxes.....................................             53,971                    49,206
                                                                      -----------               -----------
        Total current assets..................................        $   389,182               $   325,629
 Land, buildings, and equipment...............................          2,239,571                 2,157,132
 Other assets.................................................            183,897                   181,872
                                                                      -----------               -----------

        Total assets..........................................        $ 2,812,650               $ 2,664,633
                                                                      ===========               ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................        $   167,535               $   175,991
    Short-term debt ..........................................             70,900                        --
    Accrued payroll...........................................             83,155                    85,975
    Accrued income taxes......................................             50,843                    67,975
    Other accrued taxes.......................................             34,761                    35,069
    Unearned revenues.........................................             64,894                    72,698
    Other current liabilities.................................            222,455                   202,201
                                                                      -----------               -----------
        Total current liabilities.............................        $   694,543               $   639,909
 Long-term debt...............................................            655,066                   658,086
 Deferred income taxes........................................            160,980                   150,537
 Other liabilities............................................             20,693                    19,910
                                                                      -----------               -----------
        Total liabilities.....................................        $ 1,531,282               $ 1,468,442
                                                                      -----------               -----------

 Stockholders' equity:
    Common stock and surplus..................................        $ 1,559,909               $ 1,525,957
    Retained earnings.........................................          1,072,715                   979,443
    Treasury                                                           (1,295,038)               (1,254,293)
 stock............................................
    Accumulated other comprehensive income....................             (9,544)                  (10,489)
    Unearned compensation.....................................            (45,418)                  (42,848)
    Officer notes receivable..................................             (1,256)                   (1,579)
                                                                      -----------               -----------
        Total stockholders' equity............................        $ 1,281,368               $ 1,196,191
                                                                      -----------               -----------

        Total liabilities and stockholders' equity............        $ 2,812,650               $ 2,664,633
                                                                      ===========               ===========

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
        For the six months ended November 23, 2003 and November 24, 2002
                                 (In thousands)
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                     Common                            Accumulated
                                      Stock                               Other                       Officer       Total
                                       and     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                     Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003............$1,525,957 $  979,443 $(1,254,293)   $(10,489)      $(42,848)      $(1,579)   $1,196,191
Comprehensive income:
   Net earnings....................        --     99,847          --          --             --            --        99,847
   Other comprehensive income:
       Foreign currency adjustment         --         --          --       1,566             --            --         1,566
       Change in fair value of
        derivatives, net of tax
        of $460                            --         --          --        (621)            --            --          (621)
                                                                                                                  ----------
          Total comprehensive income       --         --          --          --             --            --       100,792
Cash dividends declared.............       --     (6,575)         --          --             --            --        (6,575)
Stock option exercises (1,856 shares)  16,117         --       1,604          --             --            --        17,721
Issuance of restricted stock (394
  shares), net of forfeiture
  adjustments.......                    7,591         --         171          --         (7,762)           --            --
Earned compensation.................       --         --          --          --          2,027            --         2,027
ESOP note receivable repayments.....       --         --          --          --          3,165            --         3,165
Income tax benefits credited to
  equity............................    8,066         --          --          --             --            --         8,066
Purchases of common stock for
  treasury (2,199 shares)...........       --         --     (43,733)         --             --            --       (43,733)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (202 shares)..........    2,178         --       1,213          --             --            --         3,391
Repayment of officer notes, net.....       --         --          --          --             --           323           323
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 23, 2003       $1,559,909 $1,072,715 $(1,295,038)   $ (9,544)      $(45,418)      $(1,256)   $1,281,368
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
                                       And     Retained    Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                     Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at May 26, 2002............$1,474,054   $760,684 $(1,044,915)   $(12,841)      $(46,108)      $(1,997)   $1,128,877
Comprehensive income:
   Net earnings....................        --    109,364          --          --             --            --       109,364
   Other comprehensive income:
    Foreign currency adjustment....        --         --          --        (668)            --            --          (668)
    Change in fair value of
     derivatives, net of tax of $78        --         --          --        (265)            --            --          (265)
                                                                                                                  ----------
       Total comprehensive income..        --         --          --          --             --            --       108,431
Cash dividends declared............        --     (6,795)         --          --             --            --        (6,795)
Stock option exercises (1,406 shares)  12,183         --       1,030          --             --            --        13,213
Issuance of restricted stock (197
  shares), net of forfeiture
  adjustments......................     4,857         --         507          --         (5,364)           --            --
Earned compensation................        --         --          --          --          1,883            --         1,883
ESOP note receivable repayments....        --         --          --          --          2,995            --         2,995
Income tax benefits credited to
  equity...........................     8,453         --          --          --             --            --         8,453
Purchases of common stock for
  treasury (3,222 shares)..........        --         --     (72,069)         --             --            --       (72,069)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (130 shares).........     2,240         --         779          --             --            --         3,019
 Repayment of officer notes, net...        --         --          --          --             --           316           316
-----------------------------------------------------------------------------------------------------------------------------
Balance at November 24, 2002       $1,501,787   $863,253 $(1,114,668)   $(13,774)      $(46,594)      $(1,681)   $1,188,323
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                      November 23, 2003       November 24, 2002
 -------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................       $     31,253              $    37,478
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization..............................             52,048                   45,930
      Asset impairment charge, net...............................              2,945                       --
      Amortization of unearned compensation and loan costs.......              1,509                    1,769
      Change in current assets and liabilities...................           (117,854)                (104,220)
      Change in other liabilities ...............................                389                     (154)
      Loss on disposal of land, buildings, and equipment.........              1,081                    1,009
      Change in cash surrender value of trust owned life insurance            (1,744)                     188
      Deferred income taxes......................................              2,371                   10,708
      Income tax benefits credited to equity.....................              3,661                    4,407
      Non-cash restructuring credit..............................                 --                      143
      Non-cash compensation expense..............................                743                      707
      Other, net.................................................                191                       (1)
                                                                        ------------              -----------
        Net cash used in operating activities....................       $    (23,407)             $    (2,036)
                                                                        ------------              -----------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment..................           (103,520)                (101,917)
    Increase in other assets.....................................             (2,272)                    (449)
    Proceeds from maturity of short-term investments.............                 --                   10,000
    Proceeds from disposal of land, buildings, and equipment ....              2,540                    2,055
                                                                        ------------              -----------
        Net cash used in investing activities....................       $   (103,252)             $   (90,311)
                                                                        ------------              -----------

 Cash flows--financing activities
    Proceeds from issuance of common stock.......................              9,773                    8,945
    Dividends paid...............................................             (6,575)                  (6,795)
    Purchases of treasury stock..................................            (16,155)                 (25,999)
    Increase in short-term debt..................................             70,900                       --
    ESOP note receivable repayment...............................              1,880                    1,520
    Repayment of long-term debt..................................             (1,880)                  (1,520)
                                                                        ------------              -----------
        Net cash provided by (used in) financing activities......       $     57,943              $  (23,849)
                                                                        ------------              -----------

 Decrease in cash and cash equivalents...........................            (68,716)                (116,196)
 Cash and cash equivalents - beginning of period.................             96,522                  137,076
                                                                        ------------              -----------
 Cash and cash equivalents - end of period.......................       $     27,806              $    20,880
                                                                        ============              ===========

 Cash flow from changes in current assets and liabilities
    Receivables..................................................             16,065                   (5,062)
    Inventories..................................................            (83,262)                 (51,224)
    Prepaid expenses and other current assets....................              7,922                     (850)
    Accounts payable.............................................            (28,449)                 (15,556)
    Accrued payroll..............................................              2,033                     (168)
    Accrued income taxes.........................................            (30,809)                 (33,005)
    Other accrued taxes..........................................             (3,099)                  (2,679)
    Unearned revenues............................................             (1,793)                   2,810
    Other current liabilities....................................              3,538                    1,514
                                                                        ------------              -----------
        Change in current assets and liabilities.................       $   (117,854)             $  (104,220)
                                                                        ============              ===========

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                      November 23, 2003       November 24, 2002
 -------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................        $    99,847               $  109,364
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization..............................            103,601                   91,071
      Asset impairment charge, net...............................              3,447                       --
      Amortization of unearned compensation and loan costs.......              3,353                    3,544
      Change in current assets and liabilities...................            (95,529)                 (88,232)
      Change in other liabilities ...............................                783                     (570)
      (Gain) loss on disposal of land, buildings, and equipment..               (478)                   1,946
      Change in cash surrender value of trust owned life insurance            (3,744)                   3,020
      Deferred income taxes......................................              5,678                   12,543
      Income tax benefits credited to equity.....................              8,066                    8,453
      Non-cash restructuring credit..............................                 --                      143
      Non-cash compensation expense..............................                810                      707
      Other, net.................................................               (112)                    (295)
                                                                         -----------               ----------
        Net cash provided by operating activities................        $   125,722               $  141,694
                                                                         -----------               ----------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment..................           (190,193)                (212,162)
    Increase in other assets.....................................             (2,685)                  (4,693)
    Proceeds from maturity of short-term investments.............                 --                   10,000
    Purchase of trust owned life insurance.......................                 --                   (6,000)
    Proceeds from disposal of land, buildings, and equipment ....              5,438                    2,505
                                                                         -----------               ----------
        Net cash used in investing activities....................        $  (187,440)              $ (210,350)
                                                                         -----------               ----------

 Cash flows--financing activities
    Proceeds from issuance of common stock.......................             20,302                   15,525
    Dividends paid...............................................             (6,575)                  (6,795)
    Purchases of treasury stock..................................            (43,733)                 (72,069)
    Increase in short-term debt..................................             70,900                       --
    ESOP note receivable repayment...............................              3,165                    2,995
    Repayment of long-term debt..................................             (3,165)                  (2,995)
                                                                         -----------               ----------
        Net cash provided by (used in) financing activities......        $    40,894               $  (63,339)
                                                                         -----------               ----------

 Decrease in cash and cash equivalents...........................            (20,824)                (131,995)
 Cash and cash equivalents - beginning of period.................             48,630                  152,875
                                                                         -----------               ----------
 Cash and cash equivalents - end of period.......................        $    27,806               $   20,880
                                                                         ============              ==========

 Cash flow from changes in current assets and liabilities
    Receivables..................................................              3,351                   (3,326)
    Inventories..................................................            (83,353)                 (59,401)
    Prepaid expenses and other current assets....................                390                     (821)
    Accounts payable.............................................             (8,107)                   5,561
    Accrued payroll..............................................             (2,820)                 (14,240)
    Accrued income taxes.........................................            (17,132)                 (16,314)
    Other accrued taxes..........................................               (308)                     797
    Unearned revenues............................................             (7,804)                  (4,996)
    Other current liabilities....................................             20,254                    4,508
                                                                         -----------               ----------
        Change in current assets and liabilities.................        $   (95,529)              $  (88,232)
                                                                         ===========               ==========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we", "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones(R) BBQ, and Seasons 52sm. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 23, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

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

Note 2.  Consolidated Statements of Cash Flows

     During the quarter and six months ended November 23, 2003, we paid $12,240 and $19,433, respectively, for interest (net of amounts capitalized) and $39,174 and $53,307, respectively, for income taxes. During the quarter and six months ended November 24, 2002, we paid $12,360 and $18,958, respectively, for interest (net of amounts capitalized) and $36,686 and $51,285, respectively, for income taxes.

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

                                                    Quarter Ended                           Six Months Ended
                                        November 23, 2003   November 24, 2002      November 23, 2003  November 24, 2002
-----------------------------------------------------------------------------------------------------------------------
Net earnings, as reported                      $   31,253           $ 37,478               $ 99,847           $ 109,364
   Add:  Stock-based compensation
       expense included in reported
       net earnings, net of related                 1,130                903                  1,792               1,489
       tax effects
   Deduct:  Total stock-based
       compensation expense determined
       under fair value based method
       for all awards, net of related              (5,438)            (5,566)               (10,096)            (10,512)
       tax effects
                                        --------------------------------------------------------------------------------
   Pro forma                                   $   26,945           $ 32,815               $ 91,543           $ 100,341
                                        ================================================================================
Basic net earnings per share
   As reported                                 $     0.19           $   0.22               $   0.61           $    0.64
   Pro forma                                   $     0.16           $   0.19               $   0.56           $    0.59
Diluted net earnings per share
   As reported                                 $     0.18           $   0.21               $   0.58           $    0.61
   Pro forma                                   $     0.16           $   0.18               $   0.54           $    0.56
========================================================================================================================

Note 4.   Provision for Impaired Assets and Restaurant Closings

     During the quarter and six months ended November 23, 2003, we recorded charges of $3,004 and $4,188, respectively, for long-lived asset impairments resulting from the decision to relocate and rebuild certain restaurants. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and six months ended November 23, 2003, we also recorded gains of $59 and $741, respectively, related to assets sold that were previously impaired. These amounts are included in selling, general, and administrative expenses.

Note 5.  Net Earnings per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 4,852,750 and 4,188,964 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 23, 2003 and November 24, 2002, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 4,859,420 and 4,188,964 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended November 23, 2003 and November 24, 2002, respectively, for the same reason.

Note 6.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 775,859 and 2,198,932 shares of our common stock for $16,155 and $43,733 in the quarter and six months ended November 23, 2003, respectively, resulting in a cumulative repurchase as of November 23, 2003 of 100,691,584 shares.

Note 7.  Derivative Instruments and Hedging Activities

     During the quarter and six months ended November 23, 2003, we entered into interest rate swap agreements (swaps) to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $50,000 notional principal amount of indebtedness, will be used to hedge a portion of the interest payments associated with a forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as accumulated other comprehensive income, a component of stockholders' equity. The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $97 related to the swaps was recognized in accumulated other comprehensive income at November 23, 2003. No amounts were recognized in earnings during the quarter and six months ended November 23, 2003.

Note 8.  Commitments and Contingencies

     We make trade commitments in the course of our normal operations. As of November 23, 2003 and May 25, 2003, we were contingently liable for approximately $1,308 and $8,301, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of one month or less and are used to collateralize our obligations to third parties for the purchase of inventories.

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of November 23, 2003 and May 25, 2003, we had $69,103 and $41,442, respectively of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of November 23, 2003 and May 25, 2003, we had $9,746 and $7,503, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually. As of November 23, 2003 and May 25, 2003, we had other commercial commitments of $2,125 and $2,250, respectively.

     As of  November  23,  2003 and May 25,  2003,  we had  $4,350  and  $4,254,
respectively, of guarantees associated with third party sublease or assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre- tax cost of capital at November 23, 2003 and May 25, 2003 amounted to $2,996 and $2,935, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the sublease or assignment agreements was improbable. In the event of default by a third party, the indemnity and/or default clauses in our sublease and assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these sublease or assignment agreements, except to the extent the sublease or assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2004 through fiscal 2012.

     We are involved in litigation arising from the normal course of business. In the opinion of management, this litigation is not expected to materially impact our consolidated financial statements.

Note 9.  Accounting Changes

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46, which was revised in December 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 is effective for interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Interpretation No. 46 is also effective for all other types of variable interest entities for periods ending after March 15, 2005. We do not have any interests that would change our current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percentage of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarter and six months ended November 23, 2003 and November 24, 2002.

                                                                Quarter Ended                Six Months Ended
 ---------------------------------------------------------------------------------------------------------------------
                                                     November 23,      November 24,     November 23,    November 24,
                                                         2003              2002             2003            2002
 ---------------------------------------------------------------------------------------------------------------------

 Sales..........................................       100.0%              100.0%           100.0%           100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage.........................        30.3                30.9             30.9             31.0
      Restaurant labor..........................        32.9                33.0             32.0             32.2
      Restaurant expenses.......................        16.7                15.9             15.9             15.1
                                                      ------              ------           ------           ------
        Total cost of sales, excluding restaurant
           depreciation  and amortization of 4.2%,
           3.9%, 4.0% and 3.7%, respectively....        79.9%               79.8%            78.8%            78.3%

    Selling, general, and administrative........        10.5                 9.7              9.7              9.3
    Depreciation and amortization...............         4.6                 4.3              4.3              4.1
    Interest, net...............................         0.9                 1.0              0.9              0.9
                                                      ------              ------           ------           ------
          Total costs and expenses..............        95.9%               94.8%            93.7%            92.6%
                                                      ------              ------           ------           ------

 Earnings before income taxes...................         4.1                 5.2              6.3              7.4
 Income taxes...................................        (1.4)               (1.7)            (2.1)            (2.5)
                                                      ------              ------           ------           ------

 Net earnings...................................         2.7%                3.5%             4.2%             4.9%
                                                      ======              ======           ======           ======

 ---------------------------------------------------------------------------------------------------------------------

SALES

     Sales were $1.14 billion and $1.07 billion for the quarters ended November 23, 2003 and November 24, 2002, respectively. The 6.6 percent increase in sales for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 was primarily due to increased same-restaurant sales at Olive Garden and a net increase of 67 Company-owned restaurants since the second quarter of fiscal 2003. Red Lobster sales of $545 million were 0.7 percent below last year's second quarter, driven by a 3.1 percent decrease in U.S. same-restaurant sales. This decline in same-restaurant sales was primarily as a result of a 6.1 percent increase in average check and a 9.2 percent decrease in guest counts, which was partially offset by revenue from 10 net additional restaurants in operation versus last year. The decrease ended Red Lobster's string of 23 consecutive quarters of U.S. same-restaurant sales gains. Red Lobster's total sales were lower than planned. Olive Garden's sales of $518 million were 9.7 percent above last year's second quarter, driven primarily by its 25 net new restaurants in operation versus last year. Olive Garden achieved its 37th consecutive quarter of U.S. same-restaurant sales growth with a 4.3 percent increase, primarily as a result of a 2.8 percent increase in average check and a
1.5 percent increase in guest counts. Bahama Breeze completed its planned introduction of lunch to most restaurants during the second quarter of fiscal 2004. Three new Bahama Breeze restaurants were opened during the second quarter of fiscal 2004. Smokey Bones opened nine new restaurants during the second quarter of fiscal 2004.

     Sales were $2.40 billion and $2.25 billion for the first six months ended November 23, 2003 and November 24, 2002, respectively. The 7.0 percent increase in sales for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was primarily due to increased same-restaurant sales at Olive Garden and a net increase of 67 Company-owned restaurants since the second quarter of fiscal 2003. Red Lobster sales of $1.18 billion were 1.0 percent above last year. U.S. same-restaurant sales for Red Lobster decreased 0.9 percent, primarily as a result of a 4.9 percent increase in average check and a
5.8 percent decrease in guest counts. Olive Garden's sales of $1.07 billion were
9.7 percent above last year. U.S. same-restaurant sales for Olive Garden increased 4.1 percent, primarily as a result of a 3.0 percent increase in average check and a 1.1 percent increase in guest counts. Bahama Breeze opened three new restaurants during the first six months of fiscal 2004. One more opening is scheduled for fiscal 2004. Smokey Bones opened 14 new restaurants during the first six months of fiscal 2004. During fiscal 2004, 25 to 30 new Smokey Bones restaurants are expected to open.

COSTS AND EXPENSES

     Total costs and expenses were $1.10 billion and $1.02 billion for the quarters ended November 23, 2003 and November 24, 2002, respectively. As a percent of sales, total costs and expenses increased from 94.8 percent in the second quarter of fiscal 2003 to 95.9 percent in the second quarter of fiscal 2004. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs as a percent of sales decreased in the second quarter of fiscal 2004 primarily as a result of menu pricing changes, which was partially offset by increased seafood costs. Restaurant labor decreased in the second quarter of fiscal 2004 primarily as a result of lower employee health insurance claims, improved labor management, and the favorable impact of higher sales volumes, which were partially offset by a modest increase in wage rates. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating costs, increased in the second quarter of fiscal 2004. This increase was primarily as a result of increased workers' compensation and insurance expenses, higher utility expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings. Increased restaurant expenses were partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses increased in the second quarter of fiscal 2004 primarily as a result of increased benefit costs and marketing expense incurred in response to the current challenging economic and competitive environment. These expenses were partially offset by the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the second quarter of fiscal 2004 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense decreased in the second quarter of fiscal 2004 primarily due to the favorable impact of higher sales volumes.

     Total costs and expenses were $2.25 billion and $2.08 billion for the six months ended November 23, 2003 and November 24, 2002, respectively. As a percent of sales, total costs and expenses increased from 92.6 percent in the first six months of fiscal 2003 to 93.7 percent in the first six months of fiscal 2004. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs as a percent of sales decreased in the first six months of fiscal 2004 primarily as a result of pricing changes, which was partially offset by increased seafood costs and crab usage and additional plate accompaniments at Red Lobster during its crab promotion. Restaurant labor decreased in the first six months of fiscal 2004 primarily as a result of lower employee health insurance claims, improved labor management, and the favorable impact of higher sales volumes, which were partially offset by a modest increase in wage rates. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating costs, increased in the first six months of fiscal 2004 primarily as a result of increased workers' compensation and insurance expenses, higher utility expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings, which were partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses increased in the first six months of fiscal 2004 primarily as a result of increased benefit costs and marketing expense incurred in response to the current challenging economic and competitive environment, which was partially offset by the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the first six months of fiscal 2004 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense in the first six months of fiscal 2004 was comparable to the first six months of fiscal 2003 primarily due to lower interest income in fiscal 2004, which was offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the second quarter and first six months of fiscal 2004 was 33.0 percent and 33.7 percent, respectively. This compared to an effective income tax rate of 33.3 percent and 33.8 percent in the second quarter and first six months of fiscal 2003. The rate decreases in fiscal 2004 were primarily a result of lower fiscal 2004 pre-tax earnings.

NET EARNINGS AND NET EARNINGS PER SHARE

     Our net earnings for the second quarter of fiscal 2004 decreased 16.6 percent to $31 million (18 cents per diluted share) compared with net earnings for the second quarter of fiscal 2003 of $37 million (21 cents per diluted share). At Red Lobster, restaurant expenses, selling, general and administrative expenses, and depreciation expense each increased as a percent of sales due primarily to lower than expected sales growth. As a result, Red Lobster's operating profit declined versus the second quarter of 2003. At Olive Garden, increased sales and lower food and beverage and restaurant labor expenses as a percent of sales more than offset increased restaurant and depreciation expenses as a percent of sales. This resulted in record second quarter operating profit for Olive Garden in fiscal 2004. The decrease in both our net earnings and diluted net earnings per share for the second quarter of fiscal 2004 was primarily due to lower than expected sales growth at Red Lobster, and increases in our consolidated restaurant expenses, selling, general and administrative expenses, and depreciation expense as a percent of sales. Earnings results were negatively impacted by increased workers' compensation and insurance expense, higher than expected utility expense, increased marketing expense in response to the current challenging economic and competitive environment, and higher incremental pre-opening expense versus prior year due to an increase in new restaurant openings.

     For the first six months of fiscal 2004, net earnings decreased 8.7 percent to $100 million (58 cents per diluted share) compared with net earnings for the first six months of fiscal 2003 of $109 million (61 cents per diluted share). The decreases in both net earnings and diluted net earnings per share for the first six months of fiscal 2003 were primarily due to lower than expected sales growth at Red Lobster and increases in our consolidated restaurant expenses, selling, general and administrative expenses, and depreciation expense as a percent of sales.

     With respect to future earnings results, we indicated on December 19, 2003 that the then current range of estimates of diluted earnings per share for fiscal 2004, which was $1.31 to $1.43, was relatively broad, and that, given the uncertainty of the timing of Red Lobster's recovery and other factors, we believed that range was appropriate.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the second quarter of fiscal 2004, compared with the number open at the end of fiscal 2003 and the end of the second quarter of fiscal 2003.

 -------------------------------------------------------------------------------------------------------------------
                                        November 23, 2003            May 25, 2003            November 24, 2002
 -------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             649                       642                       639
 Red Lobster - Canada...............              31                        31                        31
                                               -----                     -----                    ------
      Total.........................             680                       673                       670
                                               -----                     -----                    ------

 Olive Garden - USA.................             526                       518                       501
 Olive Garden - Canada..............               6                         6                         6
                                               -----                     -----                    ------
      Total.........................             532                       524                       507
                                               -----                     -----                    ------

 Bahama Breeze......................              37                        34                        32
 Smokey Bones BBQ...................              53                        39                        27
 Seasons 52.........................               1                         1                        --
                                               -----                     -----                    ------
      Total.........................           1,303                     1,271                     1,236
                                               =====                     =====                    ======

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

     Our commercial paper program serves as our primary source of short-term financing. As of November 23, 2003, $71 million was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR or the base rate is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants is expected to limit our liquidity or capital resources. As of November 23, 2003, we were in compliance with all covenants under the Credit Agreement.

     At November 23, 2003, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (4) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (5) $100 million of unsecured 7.125 percent debentures due in February 2016, and (6) an unsecured, variable rate $31 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission (SEC), we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of November 23, 2003 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt (1)             $656,265         $    --           $300,000          $150,000            $206,265
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                367,304          59,878            106,006            78,580             122,840
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   Obligations               $1,023,569         $59,878           $406,006          $228,580            $329,105
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit         $ 1,308         $ 1,308           $     --          $      --           $     --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (2)                      78,849          78,849                 --                 --                 --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (3)                    4,350             669              1,268              1,220              1,193
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Other                             2,125           1,000              1,125                 --                 --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   Commitments                 $ 86,632         $81,826           $  2,393          $   1,220           $  1,193
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1)  Excludes issuance discount of $1,199.
(2) Includes letters of credit for $69,103 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $8,318 associated with lease payments included in contractual operating lease obligation payments noted above.
(3) Consists solely of guarantees associated with properties that have been subleased or assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.


     Our Board of Directors has authorized us to repurchase up to 115.4 million shares of our common stock. Net cash flows used by financing activities included our repurchase of 0.8 million shares of our common stock for $16 million in the second quarter of fiscal 2004, compared to 1.2 million shares for $26 million in the second quarter of fiscal 2003. For the first six months of fiscal 2004, net cash flows used by financing activities included our repurchase of 2.2 million shares of our common stock for $44 million compared to 3.2 million shares for $72 million in the first six months of fiscal 2003. As of November 23, 2003, a total of 100.7 million shares have been purchased under the program. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $104 million and $190 million in the second quarter and first six months of fiscal 2004, compared to $102 million and $212 million in the second quarter and first six months of fiscal 2003. The decreased expenditures in the first six months of fiscal 2004 resulted primarily from the timing of expenditures associated with building new restaurants and replacing equipment.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration for unsecured debt securities and short-term commercial paper program will be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2004.


FINANCIAL CONDITION

     Our current assets totaled $389 million at November 23, 2003, compared to $326 million at May 25, 2003. The increase resulted primarily from the increase in inventory of $83 million that was due to seasonality and opportunistic product purchases. The increase in inventory was partially offset by a decrease in cash and cash equivalents of $21 million that was due principally to payments associated with the inventory purchases and capital expenditures.

     Our current liabilities totaled $695 million at November 23, 2003, up from $640 million at May 25, 2003. During the second quarter of fiscal 2004, we borrowed $71 million under our commercial paper program to fund our current operations and capital expenditures. No borrowings were outstanding under our commercial paper program at May 25, 2003. Accounts payable of $168 million at November 23, 2003, decreased from $176 million at May 25, 2003, principally due to the timing and terms of the inventory purchases, capital expenditures, and related payments. Accrued income taxes of $51 million at November 23, 2003, decreased from $68 million at May 25, 2003, principally due to lower pre-tax earnings in the second quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003. Unearned revenues of $65 million at November 23, 2003, decreased from $73 million at May 25, 2003, principally due to seasonal fluctuations in sales and usage of our gift cards. Other current liabilities of $222 million at November 23, 2003, increased from $202 million at May 25, 2003, principally due to increases in insurance and employee benefit-related accruals.

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

     Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments. Often these judgments are a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

     Land, Buildings, and Equipment

     Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are a component of buildings, are amortized over the lesser of the lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from three to ten years, also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings, and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, and the determination as to what constitutes enhancing the value or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

     Self-Insurance Accruals

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

     Our estimates are based on the best available information at the time that we prepare the provision. We generally file our annual income tax returns several months after our fiscal year-end. In general, income tax returns are subject to audit by federal, state, and local governments years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 23, 2003, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $2 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 7 to the Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $23 million. The fair value of our long-term fixed rate debt during the second quarter of fiscal 2004 averaged $692 million, with a high of $714 million and a low of $680 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of November 23, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 23, 2003.

     During the fiscal quarter ended November 23, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  Our Annual  Meeting of  Shareholders  was held on  September  25,
               2003.

          (b)  The name of each  director  elected at the meeting is provided in
               Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

          (c) At the Annual Meeting, the shareholders took the following actions:

               (i)  Elected the following eleven directors:

                                           For                 Withheld
                                           ---                 --------
                Leonard L. Berry..........140,668,246         1,550,609
                Odie C. Donald............134,622,080         7,596,775
                David H. Hughes...........134,594,399         7,624,456
                Joe R. Lee................139,388,305         2,830,550
                Senator Connie Mack, III..138,575,002         3,643,854
                Richard E. Rivera.........140,559,492         1,659,364
                Michael D. Rose...........136,099,252         6,119,604
                Maria A. Sastre...........134,600,946         7,617,910
                Jack A. Smith.............137,383,242         4,835,614
                Blaine Sweatt, III........140,628,222         1,590,634
                Rita P. Wilson............137,519,915         4,698,941


               (ii) Approved  the  appointment  of KPMG  LLP as our  independent auditors for the fiscal year ending May 30, 2004.

                For ......................137,144,950
                Against ..................  3,736,644
                Abstain...................  1,337,262
                Broker non-vote ..........          0


Item 5.  Other Information

     On January 6, 2003, we announced that Dick Rivera has resigned from Darden to look at entrepreneurial opportunities in the industry. Rivera, who was our President and Chief Operating Officer and a member of our Board of Directors, will remain with us in a consulting capacity, providing advice and counsel to us on the organization transition and competitive environment, while continuing as a leader in industry organizations. Joe Lee, our Chairman and CEO, will assume operating responsibilities for us and Red Lobster. We expect to name a new Red Lobster president by the end of May.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               Exhibit 10 Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein.

               Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

               Exhibit 31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 6, 2004.

               Exhibit 31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 6, 2004.

               Exhibit 32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 6, 2004.

               Exhibit 32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 6, 2004.

          (b)  Reports on Form 8-K.

               During the second quarter, we filed or furnished the following reports on Form 8-K:

                    A current report on Form 8-K dated September 24, 2003, announcing first quarter financial results.

                    A  current  report  on Form 8-K dated  September  25,  2003,
                    announcing   the   results   of  our   annual   meeting   of
                    shareholders.

               In addition, we filed or furnished the following reports on Form 8-K subsequent to the close of the second quarter of fiscal 2004:

                    A current report on Form 8-K dated December 18, 2003, announcing second quarter financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DARDEN RESTAURANTS, INC.


Dated:   January 6, 2004                     By:/s/ Paula J. Shives
                                                ---------------------------
                                                Paula J. Shives
                                                Senior Vice President,
                                                General Counsel and Secretary



Dated:   January 6, 2004                     By: /s/ Linda J. Dimopoulos
                                                 --------------------------
                                                 Linda J. Dimopoulos
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title
-------           -------------


10 Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein.

12    Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a) Certification of Chief  Executive  Officer  pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002, dated January 6, 2004.

31(b) Certification  of Chief  Financial Officer  pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002, dated January 6, 2004.

32(a) Certification of Chief  Executive  Officer  pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002, dated January 6, 2004.

32(b) Certification  of Chief Financial  Officer  pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002, dated January 6, 2004.

                                                                     Exhibit 12



                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)


                                                        Quarter Ended                    Six Months Ended
 -------------------------------------------------------------------------------------------------------------------
                                                November 23,     November 24,     November 23,      November 24,
                                                    2003             2002             2003              2002
 -------------------------------------------------------------------------------------------------------------------

 Consolidated earnings from operations
    before income taxes.....................        $ 46,626        $ 56,220          $150,610         $165,225
 Plus fixed charges:
    Gross interest expense..................          11,885          11,846            23,789           23,772
    40% of restaurant and equipment minimum
      rent expense..........................           5,681           5,256            10,969           10,544
                                                    --------        --------          --------         --------
        Total fixed charges.................          17,566          17,102            34,758           34,316
 Less capitalized interest..................          (1,043)           (874)           (2,109)          (1,844)
                                                    --------        --------          ---------        ---------

 Consolidated earnings from operations
    before income taxes available to cover
    fixed charges..........................         $ 63,149        $ 72,448          $183,259         $197,697
                                                    ========        ========          ========         ========

 Ratio of consolidated earnings to fixed
    charges.................................            3.59            4.24              5.27             5.76
                                                    ========        ========          ========         ========

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

January 6, 2004

/s/Joe R. Lee
-----------------
Joe R. Lee
Chairman and Chief Executive Officer

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

January 6, 2004


/s/Linda J. Dimopoulos
----------------------------
Linda J. Dimopoulos
Senior Vice President and
Chief Financial Officer

                                                                   Exhibit 32(a)



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended November 23, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



                                            /s/ Joe R. Lee
                                            --------------------------
                                            Joe R. Lee
                                            Chairman and Chief Executive Officer
                                            January 6, 2004

                                                                   Exhibit 32(b)


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended November 23, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Linda J. Dimopoulos, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



                                            /s/ Linda J. Dimopoulos
                                            ------------------------
                                            Linda J. Dimopoulos
                                            Senior Vice President and
                                            Chief Financial Officer
                                            January 6, 2004