Form 10-Q
period 2004-02-22
DARDEN RESTAURANTS INC
filed 2004-04-06
CIK 940944

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 22, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ............ to ..................

                         -------------------------------

                                     1-13666
                             Commission File Number

                         -------------------------------

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

                    -----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  [X]     No   [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Yes  [X]     No   [ ]

                    ---------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number  of  shares  of  common  stock  outstanding  as of  April  1,  2004:
160,984,328 (excluding 103,259,798 shares held in our treasury).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                          Page

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Earnings                      3

                   Consolidated Balance Sheets                              5

                   Consolidated Statements of Changes in
                   Stockholders' Equity and Accumulated
                   Other Comprehensive Income                               6

                   Consolidated Statements of Cash Flows                    7

                   Notes to Consolidated Financial Statements               9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                            13

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                        20

          Item 4.  Controls and Procedures                                  20

Part II - Other Information

          Item 1.  Legal Proceedings                                        21

          Item 5.  Other Information                                        21

          Item 6.  Exhibits and Reports on Form 8-K                         21

Signatures                                                                 22

Index to Exhibits                                                          23

PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                    February 22, 2004         February 23, 2003
 --------------------------------------------------------------------------------------------------------------------

 Sales........................................................           $1,241,952              $1,181,383
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              372,544                 364,328
      Restaurant labor........................................              391,019                 375,320
      Restaurant expenses.....................................              188,709                 181,464
                                                                        -----------             -----------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $48,690 and $44,911, respectively.           $  952,272              $  921,112
    Selling, general, and administrative......................              113,552                 108,145
    Depreciation and amortization.............................               52,179                  48,132
    Interest, net.............................................               10,944                  10,669
                                                                        -----------             -----------
        Total costs and expenses..............................           $1,128,947              $1,088,058
                                                                        -----------             -----------

 Earnings before income taxes.................................              113,005                  93,325
 Income taxes.................................................              (35,106)                (31,539)
                                                                        -----------             -----------

 Net earnings.................................................           $   77,899              $   61,786
                                                                        ===========             ===========

 Net earnings per share:
    Basic.....................................................           $     0.47              $     0.36
                                                                        ===========             ===========
    Diluted...................................................           $     0.46              $     0.35
                                                                        ===========             ===========

 Average number of common shares outstanding:
    Basic.....................................................              164,200                 170,700
                                                                        ===========             ===========
    Diluted...................................................              170,100                 177,500
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

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                  February 22, 2004          February 23, 2003
--------------------------------------------------------------------------------------------------------------------

Sales.......................................................           $3,644,184                $3,427,479
Costs and expenses:
   Cost of sales:
     Food and beverage......................................            1,115,457                 1,060,518
     Restaurant labor.......................................            1,158,968                 1,098,456
     Restaurant expenses....................................              570,541                   521,695
                                                                       ----------                ----------
       Total cost of sales, excluding restaurant
         depreciation and amortization of $145,215 and
         $128,884, respectively.............................           $2,844,966                $2,680,669
   Selling, general, and administrative.....................              347,513                   317,406
   Depreciation and amortization............................              155,780                   139,203
   Interest, net............................................               32,310                    31,651
                                                                       ----------                ----------
         Total costs and expenses...........................           $3,380,569                $3,168,929
                                                                       ----------                ----------

Earnings before income taxes................................              263,615                   258,550
Income taxes................................................              (85,869)                  (87,400)
                                                                       -----------               ----------

Net earnings................................................           $  177,746                $  171,150
                                                                       ==========                ==========

Net earnings per share:
   Basic...................................................            $     1.08                $     1.00
                                                                       ==========                ==========
   Diluted..................................................           $     1.04                $     0.96
                                                                       ==========                ==========

Average number of common shares outstanding:
   Basic....................................................              164,600                   171,100
                                                                       ==========                ==========
   Diluted..................................................              170,600                   178,700
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                  February 22, 2004            May 25, 2003
 -------------------------------------------------------------------------------------------------------------------

 ASSETS
 Current assets:
    Cash and cash equivalents.................................         $   43,870                $   48,630
    Receivables...............................................             35,176                    29,023
    Inventories...............................................            262,761                   173,644
    Assets held for disposal..................................                710                        --
    Prepaid expenses and other current assets.................             21,950                    25,126
    Deferred income taxes.....................................             58,162                    49,206
                                                                       ----------                ----------
        Total current assets..................................         $  422,629                $  325,629
 Land, buildings, and equipment...............................          2,264,048                 2,157,132
 Other assets.................................................            185,660                   181,872
                                                                       ----------                ----------

        Total assets..........................................         $2,872,337                $2,664,633
                                                                       ==========                ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................         $  188,132                $  175,991
    Short-term debt ..........................................             14,600                        --
    Accrued payroll...........................................             93,003                    85,975
    Accrued income taxes......................................             66,948                    67,975
    Other accrued taxes.......................................             36,237                    35,069
    Unearned revenues.........................................             91,679                    72,698
    Other current liabilities.................................            250,197                   202,201
                                                                       ----------                ----------
        Total current liabilities.............................         $  740,796                $  639,909
 Long-term debt...............................................            654,309                   658,086
 Deferred income taxes........................................            169,998                   150,537
 Other liabilities............................................             21,570                    19,910
                                                                       ----------                ----------
        Total liabilities.....................................         $1,586,673                $1,468,442
                                                                       ----------                ----------

 Stockholders' equity:
    Common stock and surplus..................................         $1,572,219                $1,525,957
    Retained earnings.........................................          1,150,614                   979,443
    Treasury stock............................................         (1,381,631)               (1,254,293)
    Accumulated other comprehensive income....................            (10,181)                  (10,489)
    Unearned compensation.....................................            (44,173)                  (42,848)
    Officer notes receivable..................................             (1,184)                   (1,579)
                                                                       ----------                ----------
        Total stockholders' equity............................         $1,285,664                $1,196,191
                                                                       ----------                ----------

        Total liabilities and stockholders' equity............         $2,872,337                $2,664,633
                                                                       ==========                ==========

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                     ACCUMULATED OTHER COMPREHENSIVE INCOME
        For the nine months ended February 22, 2004 and February 23, 2003
                                 (In thousands)
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                             Common                            Accumulated
                                              Stock                               Other                      Officer      Total
                                               and     Retained    Treasury   Comprehensive    Unearned       Notes    Stockholders'
                                             Surplus   Earnings     Stock        Income       Compensation  Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003..................  $1,525,957  $ 979,443 $(1,254,293)   $(10,489)      $(42,848)      $(1,579)   $1,196,191
Comprehensive income:
   Net earnings..........................          --    177,746          --          --             --            --       177,746
   Other comprehensive income:
     Foreign currency adjustment.........          --         --          --         961             --            --           961
     Change in fair value of derivatives,
      net of tax of $480.................          --         --          --        (653)            --            --          (653)
                                                                                                                            --------
       Total comprehensive income........          --         --          --          --             --            --       178,054
Cash dividends declared..................          --     (6,575)         --          --             --            --        (6,575)
Stock option exercises (2,664 shares)....      23,582         --       2,737          --             --            --        26,319
Issuance of restricted stock (436 shares),
   net of forfeiture adjustments.........       8,459         --         171          --         (8,630)           --            --
Earned compensation......................          --         --          --          --          3,310            --         3,310
ESOP note receivable repayments..........          --         --          --          --          3,995            --         3,995
Income tax benefits credited to equity...      11,278         --          --          --             --            --        11,278
Purchases of common stock for
   treasury(6,330 shares)................          --         --    (131,902)         --             --            --      (131,902)
Issuance of treasury stock under
   Employee Stock Purchase and other
    plans (277 shares)...................       2,943         --       1,656          --             --            --         4,599
Repayment of officer notes, net..........          --         --          --          --             --           395           395
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 22, 2004               $1,572,219 $1,150,614 $(1,381,631)   $(10,181)      $(44,173)      $(1,184)   $1,285,664
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
                                             And     Retained    Treasury   Comprehensive     Unearned       Notes     Stockholders'
                                           Surplus   Earnings     Stock        Income       Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 26, 2002..................  $1,474,054   $760,684 $(1,044,915)   $(12,841)      $(46,108)      $(1,997)   $1,128,877
Comprehensive income:
   Net earnings..........................          --    171,150          --          --             --            --       171,150
   Other comprehensive income:
   Foreign currency adjustment...........          --         --          --         374             --            --           374
   Change in fair value of derivatives,
    net of tax of $79....................          --         --          --        (111)            --            --          (111)
                                                                                                                           ---------
       Total comprehensive income........          --         --          --          --             --            --       171,413
Cash dividends declared..................          --     (6,795)         --          --             --            --        (6,795)
Stock option exercises (2,764 shares)....      24,259         --       1,030          --             --            --        25,289
Issuance of restricted stock (197 shares),
   net of forfeiture adjustments.........       4,857         --         507          --         (5,364)           --            --
Earned compensation......................          --         --          --          --          2,829            --         2,829
ESOP note receivable repayments..........          --         --          --          --          4,075            --         4,075
Income tax benefits credited to equity...      14,778         --          --          --             --            --        14,778
Purchases of common stock for
   treasury (4,926 shares)...............          --         --    (106,936)         --             --            --      (106,936)
Issuance of treasury stock under
  Employee Stock Purchase and other
   plans (202 shares)....................       3,051         --       1,637          --             --            --         4,688
Repayment of officer notes, net..........          --         --          --          --             --           413           413
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 23, 2003               $1,520,999   $925,039 $(1,148,677)   $(12,578)      $(44,568)      $(1,584)   $1,238,631
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                                      February 22, 2004       February 23, 2003
-------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................        $    77,899             $     61,786
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization..............................             52,179                   48,132
      Asset impairment charge, net...............................                597                       --
      Amortization of unearned compensation and loan costs.......              2,496                    1,776
      Change in current assets and liabilities...................             90,729                  117,013
      Change in other liabilities ...............................                877                      468
      (Gain) loss on disposal of land, buildings, and equipment..             (1,404)                   1,273
      Change in cash surrender value of trust owned life insurance            (3,182)                   1,773
      Deferred income taxes......................................              4,827                    7,543
      Income tax benefits credited to equity.....................              3,212                    6,325
      Non-cash compensation expense..............................                 28                      443
      Other, net.................................................                (32)                     299
                                                                         -----------             ------------
        Net provided by operating activities.....................        $   228,226             $    246,831
                                                                         -----------             ------------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment..................            (81,632)                (108,513)
    Increase in other assets.....................................             (1,282)                 (13,968)
    Proceeds from disposal of land, buildings, and equipment ....              5,443                    1,013
                                                                         -----------             ------------
        Net cash used in investing activities....................        $   (77,471)            $   (121,468)
                                                                         -----------             ------------

 Cash flows--financing activities
    Proceeds from issuance of common stock.......................              9,778                   13,302
    Purchases of treasury stock..................................            (88,169)                 (34,867)
    Decrease in short-term debt..................................            (56,300)                      --
    ESOP note receivable repayment...............................                830                    1,080
    Repayment of long-term debt..................................               (830)                  (1,080)
                                                                         ------------            -------------
        Net cash used in financing activities....................        $  (134,691)            $    (21,565)
                                                                         ------------            -------------

 Increase in cash and cash equivalents...........................             16,064                  103,798
 Cash and cash equivalents - beginning of period.................             27,806                   20,880
                                                                         -----------             ------------

 Cash and cash equivalents - end of period.......................        $    43,870             $    124,678
                                                                         ===========             ============

 Cash flow from changes in current assets and liabilities
    Receivables..................................................             (8,552)                   2,587
    Inventories..................................................             (5,764)                  17,958
    Prepaid expenses and other current assets....................              2,786                      411
    Accounts payable.............................................             20,588                   23,598
    Accrued payroll..............................................              9,848                    7,033
    Accrued income taxes.........................................             16,105                    8,574
    Other accrued taxes..........................................              1,476                    1,210
    Unearned revenues............................................             26,785                   32,402
    Other current liabilities....................................             27,457                   23,240
                                                                      --------------           --------------
        Change in current assets and liabilities.................      $      90,729             $    117,013
                                                                       =============             ============

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                      February 22, 2004       February 23, 2003
-------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................       $    177,746               $  171,150
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization..............................            155,780                  139,203
      Asset impairment charge, net...............................              4,044                       --
      Amortization of unearned compensation and loan costs.......              5,849                    5,320
      Change in current assets and liabilities...................             (4,800)                  28,781
      Change in other liabilities ...............................              1,660                     (102)
      (Gain) loss on disposal of land, buildings, and equipment..             (1,882)                   3,219
      Change in cash surrender value of trust owned life insurance            (6,926)                   4,793
      Deferred income taxes......................................             10,505                   20,086
      Income tax benefits credited to equity.....................             11,278                   14,778
      Non-cash restructuring credit..............................                 --                      143
      Non-cash compensation expense..............................                838                    1,150
      Other, net.................................................               (144)                       4
                                                                        ------------               ----------
        Net cash provided by operating activities................       $    353,948               $  388,525
                                                                        ------------               ----------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment..................           (271,825)                (320,675)
    Increase in other assets.....................................             (3,967)                 (18,661)
    Proceeds from maturity of short-term investments.............                 --                   10,000
    Purchase of trust owned life insurance.......................                 --                   (6,000)
    Proceeds from disposal of land, buildings, and equipment.....             10,881                    3,518
                                                                        ------------               ----------
        Net cash used in investing activities....................        $  (264,911)              $ (331,818)
                                                                        ------------               ----------

 Cash flows--financing activities
    Proceeds from issuance of common stock.......................             30,080                   28,827
    Dividends paid...............................................             (6,575)                  (6,795)
    Purchases of treasury stock..................................           (131,902)                (106,936)
    Increase in short-term debt..................................             14,600                       --
    ESOP note receivable repayment...............................              3,995                    4,075
    Repayment of long-term debt..................................             (3,995)                  (4,075)
                                                                        ------------               ----------
        Net cash used in financing activities....................       $    (93,797)              $  (84,904)
                                                                        ------------               ----------

 Decrease in cash and cash equivalents...........................             (4,760)                 (28,197)
 Cash and cash equivalents - beginning of period.................             48,630                  152,875
                                                                        ------------               ----------

 Cash and cash equivalents - end of period.......................       $     43,870               $  124,678
                                                                        ============               ==========

 Cash flow from changes in current assets and liabilities
    Receivables..................................................             (5,201)                    (739)
    Inventories..................................................            (89,117)                 (41,443)
    Prepaid expenses and other current assets....................              3,176                     (410)
    Accounts payable.............................................             12,481                   29,159
    Accrued payroll..............................................              7,028                   (7,207)
    Accrued income taxes.........................................             (1,027)                  (7,740)
    Other accrued taxes..........................................              1,168                    2,007
    Unearned revenues............................................             18,981                   27,405
    Other current liabilities....................................             47,711                   27,749
                                                                        ------------               ----------
        Change in current assets and liabilities.................       $     (4,800)              $   28,781
                                                                        ============               ==========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we", "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & GrillSM, and Seasons 52SM. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 22, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2004.

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

Note 2.  Consolidated Statements of Cash Flows

     During the quarter and nine months ended February 22, 2004, we paid $7,388 and $26,821, respectively, for interest (net of amounts capitalized) and $11,075 and $64,382, respectively, for income taxes. During the quarter and nine months ended February 23, 2003, we paid $7,287 and $26,245, respectively, for interest (net of amounts capitalized) and $8,831and $60,116, respectively, for income taxes.

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

                                                 Quarter Ended                           Nine Months Ended
                                        February 22, 2004   February 23, 2003      February 22, 2004  February 23, 2003
------------------------------------------------------------------------------------------------------------------------
Net earnings, as reported                      $  77,899           $ 61,786              $ 177,746           $ 171,150
   Add:  Stock-based compensation
       expense included in reported
       net earnings, net of related                  803                683                  2,595               2,172
       tax effects
   Deduct:  Total stock-based
       compensation expense determined
       under fair value based method
       for all awards, net of related             (4,445)            (4,200)               (14,541)            (14,712)
       tax effects
                                        --------------------------------------------------------------------------------
   Pro forma                                   $  74,257           $ 58,269              $ 165,800           $ 158,610
                                        ================================================================================
Basic net earnings per share
   As reported                                 $    0.47           $   0.36              $    1.08           $    1.00
   Pro forma                                   $    0.45           $   0.34              $    1.01           $    0.93
Diluted net earnings per share
   As reported                                 $    0.46           $   0.35              $    1.04           $    0.96
   Pro forma                                   $    0.44           $   0.33              $    0.97           $    0.89
========================================================================================================================

Note 4.   Provision for Impaired Assets and Restaurant Closings

     During the quarter and nine months ended February 22, 2004, we recorded charges of $672 and $4,860, respectively, for long-lived asset impairments resulting from the decision to relocate and rebuild certain restaurants. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and nine months ended February 22, 2004, we also recorded gains of $75 and $816, respectively, related to assets sold that were previously impaired. These amounts are included in selling, general, and administrative expenses.

Note 5.  Net Earnings per Share

     Outstanding stock options granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 4,729,620 and 3,989,082 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 22, 2004 and February 23, 2003, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 4,734,630 and 3,984,663 shares of common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 22, 2004 and February 23, 2003, respectively, for the same reason.

Note 6.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 4,131,392 and 6,330,324 shares of our common stock for $88,169 and $131,902 during the quarter and nine months ended February 22, 2004, respectively, resulting in a cumulative repurchase of 104,822,976 shares as of February 22, 2004.

Note 7.  Derivative Instruments and Hedging Activities

     During the nine months ended February 22, 2004, we entered into interest rate swap agreements (swaps) to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which have a $50,000 notional principal amount of indebtedness, will be used to hedge a portion of the interest payments associated with a forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as accumulated other comprehensive income, a component of stockholders' equity. The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $362, net of tax, related to the swaps was recognized in accumulated other comprehensive income at February 22, 2004. No amounts were recognized in earnings during the quarter and nine months ended February 22, 2004.

Note 8.  Commitments and Contingencies

     We make trade commitments in the course of our normal operations. As of February 22, 2004 and May 25, 2003, we were contingently liable for approximately $211 and $8,301, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of one month or less and are used to collateralize our obligations to third parties for the purchase of inventories.

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 22, 2004 and May 25, 2003, we had $69,103 and $41,442, respectively of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of February 22, 2004 and May 25, 2003, we had $9,658 and $7,503, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually. As of February 22, 2004 and May 25, 2003, we had other commercial commitments of $2,125 and $2,250, respectively.

     As of  February  22,  2004 and May 25,  2003,  we had  $4,171  and  $4,254,
respectively, of guarantees associated with third party sublease or assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at February 22, 2004 and May 25, 2003 amounted to $2,899 and $2,935, respectively. We did not accrue for the guarantees, as we believe the likelihood of the third parties defaulting on the sublease or assignment agreements was improbable. In the event of default by a third party, the indemnity and/or default clauses in our sublease and assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these sublease or assignment agreements, except to the extent the sublease or assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2004 through fiscal 2012.

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. We are prosecuting an appeal to cause the other case to be similarly removed to arbitration. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs have filed a motion for reconsideration. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or liquidity.

     We are subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These matters
typically   involve  claims  from  guests,   employees  and  others  related  to
operational issues common to the restaurant industry. A number of these lawsuits, proceedings and claims may exist at any given time. We do not believe that the final disposition of the lawsuits and claims in which we are currently involved will have a material adverse effect on our financial position, results of operations or liquidity.

Note 9.  Accounting Changes

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and our associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 in the first quarter of fiscal 2004. Adoption of SFAS No. 143 did not materially impact our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46, which was revised in December 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 is effective for interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Interpretation No. 46 is also effective for all other types of variable interest entities for periods ending after March 15, 2004. We do not have any interests that would change our current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

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

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132, as revised, establishes additional disclosures for defined benefit pension and other postretirement plans. It requires additional annual disclosures about the assets, obligations, cash flows, net periodic benefit cost and other quantitative and qualitative information regarding defined benefit pension and other postretirement plans. It also requires quarterly disclosures of the components of the net periodic benefit cost recognized for each period presented and significant changes in the estimated amount of annual contributions previously disclosed for defined benefit pension and other postretirement plans. The additional disclosure requirements of SFAS No. 132, as revised, are effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. We adopted the additional disclosure requirements of SFAS No. 132 in the fourth quarter of fiscal 2004. Adoption of the additional disclosure requirements of SFAS No. 132 did not materially impact our consolidated financial statements.

Note 10.  Subsequent Event

     On March 25, 2004, the Board of Directors declared a four cents per share cash dividend to be paid to shareholders on May 1, 2004 for all shareholders of record as of the close of business on April 9, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarter and nine months ended February 22, 2004 and February 23, 2003.

                                                                Quarter Ended               Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                     February 22,    February 23, 2003  February 22,    February 23,
                                                         2004                               2004            2003
---------------------------------------------------------------------------------------------------------------------

 Sales..........................................       100.0%              100.0%           100.0%           100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage.........................        30.0                30.8             30.6             30.9
      Restaurant labor..........................        31.5                31.8             31.8             32.1
      Restaurant expenses.......................        15.2                15.4             15.6             15.2
                                                      ------              ------           ------           ------
        Total cost of sales, excluding restaurant
         depreciation  and  amortization  of 3.9%,
         3.8%, 4.0% and 3.8%, respectively......        76.7%               78.0%            78.0%            78.2%
    Selling, general, and administrative........         9.1                 9.1              9.5              9.3
    Depreciation and amortization...............         4.2                 4.1              4.3              4.1
    Interest, net...............................         0.9                 0.9              0.9              0.9
                                                      ------              -------          -------          -------
          Total costs and expenses..............        90.9%               92.1%            92.7%            92.5%
                                                      ------              ------           ------           ------

 Earnings before income taxes.................           9.1                 7.9              7.3              7.5
 Income taxes...................................        (2.8)               (2.7)            (2.4)            (2.5)
                                                      ------              ------           ------           ------

 Net earnings.................................           6.3%                5.2%             4.9%             5.0%
                                                      ======              ======           ======           ======

---------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Sales for the third quarter and first nine months of fiscal 2004 increased by 5.1 percent and 6.3 percent, respectively, compared to the same periods in fiscal 2003. These increases were primarily driven by increased same-restaurant sales at Olive Garden and by additional Company-owned restaurants, partially offset by decreased same-restaurant sales at Red Lobster. Although Red Lobster's same-restaurant sales decreased for the second consecutive quarter, sequential improvement occurred each month during the third quarter of fiscal 2004. Red Lobster is focusing on improving in-restaurant operations and developing a better marketing plan that communicates its everyday strengths, which included selecting a new advertising agency in March 2004. Red Lobster is developing new entree offerings in the $10 - $15 price range to strengthen the value offered to its guests. We also expect to complete our search for a new President of Red Lobster by the end of fiscal 2004. Bahama Breeze did not open any new restaurants during the third quarter of fiscal 2004 while it focused on enhancing its new dinner menu and lunch business and on the completion of its new prototype restaurant in Pittsburgh, PA, which opened in March 2004. Bahama Breeze is also continuing to evaluate the results of each individual restaurant against our expectations in light of the new dinner menu and the addition of lunch and will make changes, if necessary, as these initiatives progress. Smokey Bones opened six new restaurants during the third quarter of fiscal 2004. During fiscal 2004, Smokey Bones expects to open 30 new restaurants.

     Food and beverage costs as a percent of sales for the third quarter and first nine months of fiscal 2004 decreased primarily as a result of menu pricing changes, which was partially offset by increased crab costs at Red Lobster. Other commodity costs, such as chicken and shrimp, decreased modestly. Restaurant labor as a percent of sales decreased for the third quarter and first nine months of fiscal 2004, favorably impacted by lower employee health insurance claims and improved labor management. Restaurant expenses as a percent of sales decreased for the third quarter of fiscal 2004 as lower incremental pre-opening expenses were incurred due to a decrease in new restaurant openings, which was partially offset by increased workers' compensation and utility expenses. While workers' compensation claim frequency has decreased in fiscal 2004, the average cost per claim has increased, caused by medical cost inflation and benefit increases from allowable medical procedures. We are continuing to focus on reducing both the number and severity of these incidences and have implemented programs that we believe should provide a long-term reduction in both the number and severity of claims.

     The effective income tax rate for the third quarter and first nine months of fiscal 2004 was 31.1 percent and 32.6 percent, respectively. This compared to an effective income tax rate of 33.8 percent in the third quarter and first nine months of fiscal 2003. The rate decreases were primarily a result of a favorable resolution of prior year tax matters during the third quarter of fiscal 2004. The earnings benefit derived from the lower effective income tax rate was offset primarily by an increase in the amount of discretionary contributions to the Darden Restaurants, Inc. Foundation and costs incurred due to a change in Red Lobster's advertising agency, which are components of selling, general, and administrative expenses.

     Net earnings per diluted share for the third quarter were 46 cents, compared to 35 cents for the third quarter of fiscal 2003. On February 25, 2004, we indicated that we estimated diluted net earnings per share growth for fiscal 2004 to be in the range of 12 to 15 percent.

SALES

     Sales were $1.24 billion and $1.18 billion for the quarters ended February 22, 2004 and February 23, 2003, respectively. The 5.1 percent increase in sales for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 was primarily due to increased same-restaurant sales at Olive Garden and a net increase of 57 Company-owned restaurants since the third quarter of fiscal 2003. Red Lobster sales of $604 million were 2.8 percent below last year's third quarter, which resulted from a 5.1 percent decrease in U.S. same-restaurant sales, which was partially offset by revenue from eight net additional restaurants in operation versus last year. The decline in U.S. same-restaurant sales resulted primarily from a 7.4 percent decrease in guest counts offset only partially by a 2.3 percent increase in average check. Red Lobster's total sales were lower than planned. Olive Garden's sales of $551 million were 9.1 percent above last year's third quarter, driven primarily by a 5.4 percent increase in U.S. same-restaurant sales and its 18 net new restaurants in operation versus last year. Olive Garden achieved its 38th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 3.4 percent increase in average check and a 2.0 percent increase in guest counts. Third quarter same-restaurant sales results at both Olive Garden and Red Lobster benefited by approximately one percent from favorable weather comparisons to last year.

     Sales were $3.64 billion and $3.43 billion for the first nine months ended February 22, 2004 and February 23, 2003, respectively. The 6.3 percent increase in sales for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily due to increased same-restaurant sales at Olive Garden and a net increase of 57 Company-owned restaurants since the third quarter of fiscal 2003. Red Lobster sales of $1.78 billion were 0.3 percent below last year. U.S. same-restaurant sales for Red Lobster decreased 2.4 percent, primarily as a result of a 6.4 percent decrease in guest counts offset only partially by a 4.0 percent increase in average check. Olive Garden's sales of $1.62 billion were 9.5 percent above last year. U.S. same-restaurant sales for Olive Garden increased 4.5 percent, primarily as a result of a 3.1 percent increase in average check and a 1.4 percent increase in guest counts. Bahama Breeze opened three new restaurants during the first nine months of fiscal 2004. In March 2004, Bahama Breeze opened its new prototype restaurant in Pittsburgh, PA. Bahama Breeze will evaluate the new prototype restaurant before making any further decisions on expansion. Smokey Bones opened 20 net new restaurants during the first nine months of fiscal 2004.

COSTS AND EXPENSES

     Total costs and expenses were $1.13 billion and $1.09 billion for the quarters ended February 22, 2004 and February 23, 2003, respectively. As a percent of sales, total costs and expenses decreased from 92.1 percent in the third quarter of fiscal 2003 to 90.9 percent in the third quarter of fiscal 2004. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs as a percent of sales decreased in the third quarter of fiscal 2004 primarily as a result of menu pricing changes, partially offset by increased crab costs at Red Lobster. Restaurant labor decreased in the third quarter of fiscal 2004 primarily as a result of lower employee health insurance claims, improved labor management, and the favorable impact of higher sales volumes, which were partially offset by a modest increase in wage rates. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating costs, decreased in the third quarter of fiscal 2004. This decrease was primarily a result of lower incremental pre-opening expenses due to a decrease in new restaurant openings and the favorable impact of higher sales volumes, which was partially offset by higher workers' compensation and utility expenses.

     Selling, general, and administrative expenses for the third quarter of fiscal 2004 was comparable to the third quarter of fiscal 2003, and reflect increased employee benefit costs, an increase in the amount of discretionary contributions to the Darden Restaurants, Inc. Foundation and costs associated with Red Lobster's change of advertising agency, offset by decreases in other media and travel expenses and the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the third quarter of fiscal 2004 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense in the third quarter of fiscal 2004 was comparable to the third quarter of fiscal 2003 reflecting lower interest income in fiscal 2004, offset by the favorable impact of higher sales volumes.

     Total costs and expenses were $3.38 billion and $3.17 billion for the nine months ended February 22, 2004 and February 23, 2003, respectively. As a percent of sales, total costs and expenses increased from 92.5 percent in the first nine months of fiscal 2003 to 92.7 percent in the first nine months of fiscal 2004. The following analysis of the components of total costs and expenses is presented as a percent of sales.

     Food and beverage costs as a percent of sales decreased in the first nine months of fiscal 2004 primarily as a result of pricing changes, partially offset by higher seafood costs, crab usage and additional plate accompaniments at Red Lobster during its crab promotion. Restaurant labor decreased in the first nine months of fiscal 2004 primarily as a result of lower employee health insurance claims, improved labor management, and the favorable impact of higher sales volumes, partially offset by a modest increase in wage rates. Restaurant expenses, which include lease, property tax, credit card, utility, workers' compensation, new restaurant pre-opening, and other operating costs, increased in the first nine months of fiscal 2004. This increase was primarily a result of increased workers' compensation and insurance expenses, higher utility expenses, and higher incremental pre-opening expenses due to an increase in new restaurant openings, partially offset by the favorable impact of higher sales volumes.

     Selling, general, and administrative expenses increased in the first nine months of fiscal 2004 primarily as a result of increased employee benefit costs, partially offset by the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased in the first nine months of fiscal 2004 primarily as a result of new restaurant and remodel activity, partially offset by the favorable impact of higher sales volumes.

     Net interest expense in the first nine months of fiscal 2004 was comparable to the first nine months of fiscal 2003, reflecting lower interest income in fiscal 2004, offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the third quarter and first nine months of fiscal 2004 was 31.1 percent and 32.6 percent, respectively. This compared to an effective income tax rate of 33.8 percent in the third quarter and first nine months of fiscal 2003. The rate decreases in fiscal 2004 were primarily a result of a favorable resolution of prior year tax matters during the third quarter of fiscal 2004.

NET EARNINGS AND NET EARNINGS PER SHARE

     Our net earnings for the third quarter of fiscal 2004 increased 26.1 percent to $78 million (46 cents per diluted share) compared with net earnings for the third quarter of fiscal 2003 of $62 million (35 cents per diluted share). At Red Lobster, lower food and beverage, restaurant labor, and selling, general, and administrative expenses as a percent of sales more than offset decreased sales and higher depreciation expense as a percentage of sales. As a result, Red Lobster's operating profit increased versus the third quarter of 2003. At Olive Garden, increased sales and lower food and beverage, restaurant expenses, and selling, general, and administrative expenses as a percent of sales resulted in record third quarter operating profit for Olive Garden in fiscal 2004. The increase in both our net earnings and diluted net earnings per share for the third quarter of fiscal 2004 was primarily due to higher than expected sales growth at Olive Garden, and decreases in our consolidated food and beverage, restaurant labor, restaurant expenses, and selling, general, and administrative expenses as a percent of sales. Earnings results were positively impacted by a decrease in the effective income tax rate, which was a result of a favorable resolution of prior year tax matters during the third quarter of fiscal 2004. The net earnings impact derived from the lower tax rate was offset primarily by an increase in the amount of discretionary charitable contributions to the Darden Restaurants, Inc. Foundation and the costs associated with Red Lobster's advertising agency change which are components of selling, general and administrative expenses.

     For the first nine months of fiscal 2004, net earnings increased 3.9 percent to $178 million ($1.04 per diluted share) compared with net earnings for the first nine months of fiscal 2003 of $171 million (96 cents per diluted share). At Red Lobster, decreased sales and higher restaurant expenses, selling, general, and administrative and depreciation expenses as a percent of sales more than offset decreased restaurant labor expenses as a percent of sales. As a result, Red Lobster's operating profit decreased versus the first nine months of fiscal 2003. At Olive Garden, increased sales and lower food and beverage, restaurant labor, and selling, general, and administrative expenses as a percent of sales more than offset higher depreciation expense as a percent of sales. The increases in both net earnings and diluted net earnings per share for the first nine months of fiscal 2004 were primarily due to higher than expected sales growth at Olive Garden and decreases in our consolidated food and beverage and restaurant labor expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the third quarter of fiscal 2004, compared with the number open at the end of fiscal 2003 and the end of the third quarter of fiscal 2003.

-------------------------------------------------------------------------------------------------------------------
                                        February 22, 2004            May 25, 2003            February 23, 2003
-------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             649                       642                       641
 Red Lobster - Canada...............              31                        31                        31
                                               -----                     -----                     -----
      Total.........................             680                       673                       672
                                               -----                     -----                     -----

 Olive Garden - USA.................             528                       518                       510
 Olive Garden - Canada..............               6                         6                         6
                                               -----                     -----                     -----
      Total.........................             534                       524                       516
                                               -----                     -----                     -----

 Bahama Breeze......................              37                        34                        32
 Smokey Bones ......................              59                        39                        34
 Seasons 52.........................               1                         1                        --
                                               -----                     -----                     -----
      Total.........................           1,311                     1,271                     1,254
                                               =====                     =====                     =====

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

     Our commercial paper program serves as our primary source of short-term financing. As of February 22, 2004, $15 million was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR or the base rate is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants is expected to limit our liquidity or capital resources. As of February 22, 2004, we were in compliance with all covenants under the Credit Agreement.

     At February 22, 2004, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (4) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (5) $100 million of unsecured 7.125 percent debentures due in February 2016, and (6) an unsecured, variable rate $30 million commercial bank loan due in

December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission (SEC), we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of February 22, 2004 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
       Contractual                             Less than            2-3                4-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Short-term debt             $    14,600         $ 14,600          $      --         $      --           $      --
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt (1)              655,435               --            300,000           150,000             205,435
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                372,677           61,262            107,239            79,088             125,088
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   Obligations              $ 1,042,712         $ 75,862          $ 407,239         $ 229,088           $ 330,523
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
                           Total Amounts
    Other Commercial         Committed         Less than             2-3               4-5               Over 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit     $       211         $    211          $      --         $      --           $      --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (2)                      78,761           78,761                 --                --                  --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (3)                    4,171              652              1,185             1,191               1,143
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Other                             2,125              750              1,375                --                  --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments               $   85,268         $ 80,374          $   2,560         $   1,191           $   1,143
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1)  Excludes issuance discount of $1,126.
(2) Includes letters of credit for $69,103 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $8,318 associated with lease payments included in contractual operating lease obligation payments noted above.
(3) Consists solely of guarantees associated with properties that have been subleased or assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.


     Our Board of Directors has authorized us to repurchase up to 115.4 million shares of our common stock. Net cash flows used by financing activities included our repurchase of 4.1 million shares of our common stock for $88 million in the third quarter of fiscal 2004, compared to 1.7 million shares for $35 million in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, net cash flows used by financing activities included our repurchase of 6.3 million shares of our common stock for $132 million compared to 4.9 million shares for $107 million in the first nine months of fiscal 2003. As of February 22, 2004, we have repurchased a total of 104.8 million shares. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $82 million and $272 million in the third quarter and first nine months of fiscal 2004, compared to $109 million and $321 million in the third quarter and first nine months of fiscal 2003. The decreased expenditures in the third quarter and first nine months of fiscal 2004 resulted primarily from decreased spending associated with building new restaurants and remodels.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We also do not expect any changes in our credit ratings. We believe that our internal cash generating capabilities and borrowings available under our shelf registration for unsecured debt securities and short-term commercial paper program will be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2005.

FINANCIAL CONDITION

     Our current assets totaled $423 million at February 22, 2004, compared to $326 million at May 25, 2003. The increase resulted primarily from the increase in inventory of $89 million that was due to seasonality and opportunistic product purchases.

     Our current liabilities totaled $741 million at February 22, 2004, up from $640 million at May 25, 2003. At February 22, 2004, $15 million of short-term debt was outstanding under our commercial paper program, which was used to fund our current operations and capital expenditures. No borrowings were outstanding under our commercial paper program at May 25, 2003. Accounts payable of $188 million at February 22, 2004, increased from $176 million at May 25, 2003, principally due to the timing and terms of inventory purchases, capital expenditures, and related payments. Unearned revenues of $92 million at February 22, 2004, increased from $73 million at May 25, 2003, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities of $250 million at February 22, 2004, increased from $202 million at May 25, 2003, principally due to increases in insurance and employee benefit-related accruals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Impairment of Long-Lived Assets

     Land, buildings, and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for disposal when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Those assets whose disposal is not probable within one year remain in land, buildings, and equipment until their disposal is probable within one year.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as "believe", "plan", "will", "expect", "intend", "estimate", and "project", and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding expected casual dining sales growth; the ability of the casual dining segment to weather economic downturns; demographic trends; our expansion plans, capital expenditures, and business development activities; and our long-term goals of increasing market share, expanding margins on incremental sales, and earnings growth. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended May 25, 2003):

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

o the price and availability of food, labor, utilities, insurance and media, and other costs, including seafood costs, employee benefits, workers' compensation insurance, and the general impact of inflation;
o unfavorable publicity relating to food safety or other concerns, including litigation alleging poor food quality, food-borne illness, or personal injury, and the impact of litigation generally, including but not limited to the litigation described in this report;
o    the availability of desirable restaurant locations;
o government regulations, including those relating to zoning, land use, environmental matters, and liquor licenses; and
o growth plans, including real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development, and the availability of funds to finance growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 22, 2004, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $1.5 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 7 to the Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $21 million. The fair value of our long-term fixed rate debt during the third quarter of fiscal 2004 averaged $690 million, with a high of $693 million and a low of $685 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of February 22, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2004.

     During the fiscal quarter ended February 22, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings


     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. We are prosecuting an appeal to cause the other case to be similarly removed to arbitration. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs have filed a motion for reconsideration. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or liquidity.

     We are subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These matters
typically   involve  claims  from  guests,   employees  and  others  related  to
operational issues common to the restaurant industry. A number of these lawsuits, proceedings and claims may exist at any given time. We could be affected by adverse publicity resulting from the allegations comprising a claim, regardless of whether the allegations are valid or whether we are ultimately found liable. From time to time, we also are involved in lawsuits related to infringement of, or challenges to, our trademarks. We do not believe that the final disposition of the lawsuits and claims in which we are currently involved will have a material adverse effect on our financial position, results of operations or liquidity.

Item 5.  Other Information

     On March 25, 2004, our Board of Directors declared a regular semi-annual cash dividend of four cents per share on the Company's outstanding common stock. The dividend is payable on May 1, 2004, to shareholders of record as of the close of business on April 9, 2004.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Exhibit10(a)    First Amendment dated February 4,
                                    2004, to Credit Agreement dated as of
                                    October 17, 2003, among Darden Restaurants,
                                    Inc. and the banks named therein.

                    Exhibit 10(b) Letter Agreement dated February 3, 2004, between Richard E. Rivera and Darden Restaurants, Inc.

                    Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

                    Exhibit 31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated
                                    April 6, 2004.

                    Exhibit 31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated
                                    April 6, 2004.

                    Exhibit 32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
                                    April 6, 2004.

                    Exhibit 32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
                                    April 6, 2004.

               (b)  Reports on Form 8-K.

                    During  the  third  quarter,   we  filed  or  furnished  the
                    following reports on Form 8-K:

                        A current report on Form 8-K dated December 18, 2003, announcing second quarter financial results.


                    In addition, we filed or furnished the following reports on Form 8-K subsequent to the close of the third quarter of fiscal 2004:

                        A current report on Form 8-K dated February 25, 2004, announcing our third quarter financial outlook.

                        A current report on Form 8-K dated March 17, 2004, announcing third quarter financial results.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DARDEN RESTAURANTS, INC.


Dated:   April 6, 2004                   By: /s/ Paula J. Shives
                                            -----------------------------------
                                            Paula J. Shives
                                            Senior Vice President,
                                            General Counsel and Secretary



Dated:   April 6, 2004                  By: /s/ Linda J. Dimopoulos
                                           ------------------------------------
                                           Linda J. Dimopoulos
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number           Exhibit Title


10(a) First Amendment dated February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein.

10(b)            Letter Agreement dated February 3, 2004, between
                 Richard E. Rivera and Darden Restaurants, Inc.

12               Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2004.

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2004.

32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2004.

32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2004.

                                                                      Exhibit 12


                            DARDEN RESTAURANTS, INC.
         COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)


                                                        Quarter Ended                   Nine  Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                February 22,     February 23,     February 22,      February 23,
                                                    2004             2003             2004              2003
-------------------------------------------------------------------------------------------------------------------

 Consolidated earnings from operations
    before income taxes.....................       $ 113,005       $  93,325         $ 263,615        $ 258,550
 Plus fixed charges:
    Gross interest expense..................          11,967          11,849            35,756           35,621
    40% of restaurant and equipment minimum
      rent expense..........................           5,709           5,754            16,678           16,298
                                                   ---------       ---------          --------       ----------
        Total fixed charges.................          17,676          17,603            52,434           51,919
 Less capitalized interest..................            (891)           (875)           (3,000)          (2,719)
                                                   ---------       ---------         ---------       ----------

 Consolidated earnings from operations
    before income taxes available to cover
    fixed charges...........................       $ 129,790       $ 110,053         $ 313,049        $ 307,750
                                                   =========       =========         =========       ==========

 Ratio of consolidated earnings to fixed
    charges.................................            7.34            6.25              5.97             5.93
                                                   =========       =========         =========       ==========

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

April 6, 2004

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

April 6, 2004


/s/ Linda J. Dimopoulos
----------------------------
Linda J. Dimopoulos
Senior Vice President and
Chief Financial Officer







                                                                   Exhibit 32(a)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended February 22, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Joe R. Lee, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



                                            /s/ Joe R. Lee
                                            -----------------------------------
                                            Joe R. Lee
                                            Chairman and Chief Executive Officer
                                            April 6, 2004

                                                                   Exhibit 32(b)


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Darden Restaurants, Inc. ("Company") on Form 10-Q for the quarter ended February 22, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Linda J. Dimopoulos, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



                                             /s/ Linda J. Dimopoulos
                                            --------------------------
                                            Linda J. Dimopoulos
                                            Senior Vice President and
                                            Chief Financial Officer
                                            April 6, 2004