Form 10-K
period 2004-05-30
DARDEN RESTAURANTS INC
filed 2004-08-12
CIK 940944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 30, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___
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

                                                       Name of each exchange
     Title of each class                                on which registered
 Common Stock, without par value                      New York Stock Exchange
 and Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   X     No
                                        ----    -----

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $19.84 per share as reported on the New York Stock Exchange on November 23, 2003: $3,270,109,251.

     Number  of  shares  of  Common  Stock  outstanding  as of  July  26,  2004:
157,795,459 (excluding 108,273,571 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders on September 29, 2004, to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004, are incorporated by reference into Part III, and portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 30, 2004 are incorporated by reference into Parts I and II of this Report.

                                     PART I
Item 1.  BUSINESS

Introduction

     Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world,1 and served over 300 million meals during fiscal 2004. As of May 30, 2004, we operated 1,325 restaurants in the United States and Canada. In the United States, we operated 1,288 restaurants in 49 states (the exception being Alaska), including 649 Red Lobster(R), 537 Olive Garden(R), 32 Bahama Breeze(R), 69 Smokey Bones Barbeque & Grill SM and one Seasons 52SM restaurants. In Canada, we operated 37 restaurants, including 31 Red Lobster and six Olive Garden restaurants. We own and operate all of our restaurants in the United States and Canada, with no franchising. Of our 1,325 restaurants open on May 30, 2004, 816 were located on owned sites and 509 were located on leased sites. In Japan, we licensed 38 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

     Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI and our other subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to Darden, "we", "our" or "us" include Darden, GMRI and our respective subsidiaries.

     We have a 52/53 week fiscal year ending on the last Sunday in May. Our 2004 fiscal year ended on May 30, 2004 and had 53 weeks. Our 2003 fiscal year ended on May 25, 2003, and our 2002 fiscal year ended on May 26, 2002, and each had 52 weeks.

     The following description of our business should be read in conjunction with the information in our Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in
Item 8 of this Form 10-K.

Background

     We opened our first restaurant, a Red Lobster, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. We were acquired by General Mills, Inc. in 1970. In May 1995, we became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills' stockholders.

     The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2004 increased by seven and 19, respectively, as compared to the end of fiscal 2003. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 680 units in North America by the end of fiscal 2004. Olive Garden, an internally developed concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2004 had expanded to 543 restaurants in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2004, there were 32 Bahama Breeze restaurants.

-----------------------------

1 Source: Nation's Restaurant News, "Special Report: Top 100," June 28, 2004 (based on revenues from company-owned restaurants).

     Smokey Bones is also an internally developed concept featuring barbeque and other grilled favorites served in an inviting mountain-lodge setting that features televised sports. The first restaurant was opened in fiscal 2000 in Orlando, Florida. At the end of fiscal 2004, there were 69 Smokey Bones restaurants.

     In February 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52. It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting, nutritionally balanced meals that are lower in calories than comparable restaurant meals.

     The table below shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.

              Company-Operated Restaurants Open at Fiscal Year End

    Fiscal         Red         Olive       Bahama       Smokey     Seasons         Total         Total Company Sales
     Year        Lobster      Garden       Breeze       Bones         52      Restaurants (1)   ($ in Millions) (2)(3)
     ----        -------      -------      ------       -----         --      ---------------   ----------------------

     1970                6                                                               6                   3.5
     1971               24                                                              24                   9.1
     1972               47                                                              47                  27.1
     1973               70                                                              70                  48.0
     1974               97                                                              97                  72.6
     1975              137                                                             137                 108.5
     1976              174                                                             174                 174.1
     1977              210                                                             210                 229.2
     1978              236                                                             236                 291.4
     1979              244                                                             244                 337.5
     1980              260                                                             260                 397.6
     1981              291                                                             291                 528.4
     1982              328                                                             328                 614.3
     1983              360           1                                                 361                 718.5
     1984              368           2                                                 370                 782.3
     1985              372           4                                                 376                 842.2
     1986              401          14                                                 415                 917.3
     1987              433          52                                                 485               1,097.7
     1988              443          92                                                 535               1,300.8
     1989              490         145                                                 635               1,621.5
     1990              521         208                                                 729               1,927.7
     1991              568         272                                                 840               2,212.3
     1992              619         341                                                 960               2,542.0
     1993              638         400                                               1,038               2,737.0
     1994              675         458                                               1,133               2,963.0
     1995              715         477                                               1,192               3,163.3
     1996              729         487            1                                  1,217               3,191.8
     1997              703         477            2                                  1,182               3,171.8
     1998              682         466            3                                  1,151               3,261.6
     1999              669         464            6                                  1,139               3,432.4
     2000              654         469           14            2                     1,139               3,675.5
     2001              661         477           21            9                     1,168               3,992.4
     2002              667         496           29           19                     1,211               4,366.9
     2003              673         524           34           39         1           1,271               4,655.0
     2004              680         543           32           69         1           1,325               5,003.4
----------------------------

(1) Includes only Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 restaurants. Does not include other restaurant concepts operated by us in these years that are no longer owned or operated by us.



(2) Includes total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 that are no longer owned or operated by us.

(3) Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives" requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2004. Sales incentives for fiscal years prior to 1998 have not been reclassified.

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

     Our mission is to be "The best in casual dining, now and for generations." Four strategic imperatives support our mission:

          o    Leadership excellence at all levels;
          o    Brand building excellence;
          o    Service and hospitality excellence; and
          o    Culinary and beverage excellence.

     We also have two strategic enablers we believe can help us accelerate progress in each strategic imperative. These enablers are:

          o    Diversity   excellence   that   embraces   and  builds  upon  our
               differences; and
          o Process and technology excellence that maximize organizational effectiveness and drive both discipline and nimbleness.

     New to our strategic framework is the explicit statement of two points that have been implicit in our approach to the business for many years now, and that we believe separate us from our competition. We are committed to:

          o Being a multi-brand restaurant company that is bound together by common operating practices and a unifying culture which serves to make us stronger than the sum of our parts; and
          o    Listening  to our guests and  employees  for  insights we need to create powerful, broadly appealing brands and to develop successful people.

Restaurant Concepts

Red Lobster

     Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrees, appetizers and desserts.

     Dinner entree prices range from $8.50 to $27.50, with certain lobster items available at market price. Lunch entree prices range from $5.99 to $11.25. The price of each entree includes side items and our signature Cheddar Bay biscuits. During fiscal 2004, the average check per person was between $16.50 and $17.50, with alcoholic beverages accounting for about 8.4 percent of Red Lobster's sales. Red Lobster maintains approximately 105 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children's menu. Red Lobster is testing a number of new menu items to expand its current offerings.

Olive Garden

     Olive Garden is the market share leader among casual dining Italian restaurants in the United States. Olive Garden's menu includes a variety of authentic Italian foods featuring fresh ingredients and an expanded wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sauteed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

     Most dinner entree prices range from $7.95 to $17.95, and most lunch entree prices range from $5.95 to $9.50. The price of each entree also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2004, the average check per person was $13.50 to $14.50, with alcoholic beverages accounting for about 8.7 percent of Olive Garden's sales. Olive Garden maintains approximately 40 different dinner menus and 30 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as two lower-priced children's menus.

Bahama Breeze

     Bahama Breeze is a Caribbean-themed restaurant that offers guests a distinctive island dining experience. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. The concept continues to be well received by guests, although its financial performance has not met our overall expectations. Bahama Breeze closed six restaurants and wrote down the carrying value of four others during the fourth quarter of fiscal 2004, reducing to 32 the total number of restaurants in operation. In addition to closing the underperforming restaurants, we have made recent changes that have improved the sales, financial performance and long-term potential of Bahama Breeze. These changes include implementing lunch operations, creating a new dinner menu and slowing new restaurant development. We also are reducing the size of a typical Bahama Breeze building and the related capital investment. A new reduced-investment prototype building opened in Pittsburgh, PA during the fourth quarter of fiscal 2004 and the early results are encouraging. We have postponed any new restaurant expansion at Bahama Breeze while we evaluate the new prototype. In the meantime, the closure of some underperforming restaurants during fiscal 2004 allows Bahama Breeze to focus on its most profitable restaurants as it builds its business.

Smokey Bones

     Smokey Bones features barbequed pork, beef and chicken, as well as other grilled favorites, all served in a lively yet comfortable mountain-lodge setting that features televised sports. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. Smokey Bones has been well received by consumers and continues to expand rapidly. We opened 30 new Smokey Bones restaurants during fiscal 2004, and had 69 restaurants in operation at the end of the fiscal year. We plan to open 30 to 40 new Smokey Bones restaurants in fiscal 2005. We believe that Smokey Bones has strong expansion potential and is capable of achieving future annual sales of $500 million or more.

Recent and Planned Growth

     During fiscal 2004, we opened 66 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and closed eight restaurants. In addition, we had four restaurants closed temporarily at the end of fiscal 2004 that we expect to reopen during fiscal 2005. This resulted in a net increase of 54 restaurants in fiscal 2004. We plan to open approximately 49-65 new Red Lobster, Olive Garden, Smokey Bones and Seasons 52 restaurants during fiscal 2005 (excluding relocations and rebuilds). Our actual and projected new openings by concept (excluding relocations and rebuilds) are shown below.

                                         Actual New          Projected New
                                    Restaurant Openings   Restaurant Openings
                                        Fiscal 2004           Fiscal 2005
                                        -----------           -----------
      Red Lobster..................           9                     2
      Olive Garden.................          23                 15-20
      Bahama Breeze................           4                     0
      Smokey Bones.................          30                 30-40
      Seasons 52...................           0                   2-3
                                           ----               -------
            Totals.................          66                 49-65

     Our objective is to continue to expand our current portfolio of restaurant concepts, and to develop or acquire additional concepts that can be expanded profitably. We have continued to test new ideas and concepts, and also to evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives. At present, we have not identified any specific acquisitions.

     In fiscal 2005, we will limit new restaurant expansion at Red Lobster while we continue to focus on improving operational returns for that concept. At Olive Garden, we will continue to focus on maintaining operational returns and expanding that concept to high potential sites that we believe can generate significant returns on our investments. Olive Garden's expansion will include its recently developed "Tuscan Farmhouse" design, an outgrowth of our collaboration with Rocca delle Macie, a family-owned winery in Tuscany, Italy. We have postponed any new restaurant openings at Bahama Breeze while we evaluate the new reduced-investment prototype restaurant opened in Pittsburgh, PA during the fourth quarter of fiscal 2004. We plan to continue to expand Smokey Bones in fiscal 2005 at a pace that we believe will enable each new restaurant to capture the concept's full potential. We plan to open two to three additional Seasons 52 restaurants in fiscal 2005 to further explore the concept's viability. The actual number of openings for each of our concepts will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.

     We consider location to be a critical factor in determining a restaurant's long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes 120 to 180 days after permits are obtained and the site is acquired.

     The following table illustrates the approximate average capital investment, size and dining capacity of the nine Red Lobster, 23 Olive Garden and 30 Smokey Bones restaurants that were opened during fiscal 2004 (excluding relocations, rebuilds and conversions of existing restaurants).

                                      Capital      Square    Dining    Dining
                                    Investment(1)  Feet(2)  Seats(3)  Tables(4)
                                    ------------   ------   -------   ---------
      Red Lobster (5)..............  $3,475,000    6,954      221        59
      Olive Garden (6).............  $3,963,000    7,445      214        60
      Smokey Bones.................  $3,490,000    7,025      205        47

(1)  Includes net present value of leases, but excludes working capital.
(2) Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.
(3)  Includes bar dining seats and patio seating,  but excludes bar stools.
(4)  Includes patio dining tables.
(5) Excludes one center city urban Red Lobster restaurant whose size is larger and cost is significantly higher than the average and therefore is not representative of the typical restaurant.
(6) Excludes one center city urban Olive Garden restaurant whose size is larger and cost is significantly higher than the average and therefore is not representative of the typical restaurant.

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

     During fiscal 2004, we permanently closed two and relocated ten Red Lobster restaurants. During the same period, we relocated one Olive Garden restaurant and permanently closed our one remaining Olive Garden Cafe. In addition, during the fourth quarter of fiscal 2004, we closed six Bahama Breeze restaurants and wrote down the carrying value of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant, which continued to operate. The decision to close or write down the carrying value of the restaurants was the result of our on-going analysis that examines restaurants not meeting our minimum return on investment thresholds and certain other operating performance criteria. The decision to close and write-down the carrying value of the Bahama Breeze restaurants also reflected an analysis of each restaurant's ability to successfully implement the changes effected over the past year to improve sales, financial performance, and overall long-term potential of the concept, including the addition of lunch and adoption of a new dinner menu. The write-down of the carrying value of the one Olive Garden restaurant and one Red Lobster restaurant was a result of less-than-optimal locations. We continue to evaluate our site locations in order to minimize the risk of future asset impairment charges.

Restaurant Operations

     We believe that high-quality restaurant management is critical to our long-term success. We also believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options, restricted stock or stock units, help attract and retain highly motivated restaurant managers.

     Our restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and three to five additional managers,  depending  on  the  operating  complexity  and  sales  volume  of the restaurant. Each restaurant also employs approximately 65 to 140 hourly employees, most of whom work part-time. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards. At our two largest concepts, Red Lobster and Olive Garden, restaurant general managers report to directors. Each director was responsible for five to 11 restaurants at the end of fiscal 2004, compared to our target range of seven to 12 restaurants for each director. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

     Each concept's vice president or director of training, together with senior operations executives, is responsible for developing and maintaining that concept's operations training programs. These efforts include a 12 to 15-week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant one week following the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant's operating staff.

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

     We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors, and usually source our product directly from producers (not brokers or middlemen). We operate a procurement office in Singapore, our only purchasing office outside of Orlando, to source products directly from Asia. While the supply of certain seafood species is volatile, we believe that we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to all restaurants through independent national distribution companies.

     Our supplier diversity program is an integral part of our purchasing efforts. Through it, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2004 we spent more than five percent and one percent, respectively, of our purchasing dollars with those firms.

Advertising and Marketing

     We believe that we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the casual dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising and supplement it with local television advertising. Bahama Breeze and Smokey Bones do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising and product promotions to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on radio and newspaper advertising, as well as newspaper and direct mail couponing programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

     At the end of fiscal 2004, we employed approximately 141,300 persons. Of these employees, approximately 1,300 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 5,820 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 60 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

     We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler for our strategic building blocks. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. In the past three years, we have implemented a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems. We also implemented a high-speed data network connecting all restaurants to all current and anticipated future applications.

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

     Our management believes that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. We are committed to maintaining an industry leadership position in information systems and computing technology. We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.

Competition

     The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, concept, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers' discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers "convenient meals" in the form of improved entrees and side dishes from the deli section. We expect intense competition to continue in all of these areas.

     Other factors pertaining to our competitive position in the industry are addressed under the sections entitled "Purchasing and Distribution,"
"Advertising and Marketing," "Information Technology" and "Forward-Looking Statements" elsewhere in this report.

Trademarks and Related Agreements

     We regard our  Darden  Restaurants(R),  Red  Lobster(R),  Olive  Garden(R),
Bahama Breeze(R), Smokey Bones Barbeque & GrillSM and Seasons 52SM service marks, and other variations of these service marks, as having significant value and as being important in marketing the restaurants. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks will continue indefinitely.

     Our only restaurant operations outside of North America historically have been conducted through an Area Development and Franchise Agreement with Red Lobster Japan Co., Ltd. ("Red Lobster Japan"), an unaffiliated Japanese corporation. Red Lobster Japan operated 38 Red Lobster restaurants in Japan as of May 30, 2004. We do not have an ownership interest in Red Lobster Japan, but receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

     Our sales volumes fluctuate seasonally. During fiscal years 2004, 2003 and 2002, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.

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

     Presently about 9.3 percent of our sales are attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. We also are subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person, who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

     We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2004 have not had a material effect on our operations.

     We currently are operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2004, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

Executive Officers of the Registrant

     Our executive officers as of August 12, 2004 are listed below. On August 11, 2004, we announced that after 37 years with our company, Joe R. Lee will retire as our Chief Executive Officer effective November 29, 2004. Mr. Lee will remain as Chairman of our Board, assuming his reelection as a director by our shareholders at the 2004 Annual Meeting of Shareholders and reelection as Chairman by our Board at that time. We also announced that, effective upon Mr. Lee's retirement, Clarence Otis, Jr., our Executive Vice President and President of Smokey Bones, will become Chief Executive Officer; Andrew H. (Drew) Madsen, our Senior Vice President and President of Olive Garden, will become President and Chief Operating Officer; and David Pickens, the Executive Vice President-Operations of Olive Garden, will become Senior Vice President and President of Olive Garden.

     Joe R. Lee, age 63, has been our Chief Executive Officer since December 1994 and Chairman of the Board since April 1995. Mr. Lee will retire as our Chief Executive Officer effective November 29, 2004, but is expected to remain as Chairman of our Board, assuming his reelection to the Board by our shareholders at the 2004 Annual Meeting of Shareholders and reelection as Chairman by our Board at that time. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. From 1970 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company, including Vice Chairman, with responsibility for various consumer foods businesses and corporate staff functions, Chief Financial Officer and Executive Vice President, Finance and International Restaurants.

     Clarence Otis, Jr., age 48, has been our Executive Vice President since March 2002 and President of Smokey Bones Barbeque & Grill since December 2002. He will become our Chief Executive Officer upon the retirement of our current Chief Executive Officer, Joe R. Lee, on November 29, 2004. Mr. Otis was our Senior Vice President from December 1999 until April 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations and Treasurer from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999.
Prior to joining us, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance since 1991.

     Andrew H. (Drew) Madsen, age 48, has been Senior Vice President and President of Olive Garden since April 2002. He will become President and Chief Operating Officer on November 29, 2004. Mr. Madsen joined us in December 1998 as Executive Vice President of Marketing for Olive Garden. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he worked at James River (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), where he held various positions, including Vice President and General Manager for the Dixie consumer products unit. From 1980 to 1992, he held progressively more responsible positions in consumer products marketing, including Vice President of Marketing, at General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company.

     Blaine Sweatt, III, age 56, has been our President, New Business Development since February 1996 and Executive Vice President since April 1995, and a Director since 1995. He led teams that developed the Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 concepts, among others. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1986 to 1989, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company.

     Laurie B. Burns, age 42, has been our Senior Vice President and President of Bahama Breeze since March 2003. She joined us in April 1999 as Vice President of Development for Red Lobster, and served as our Senior Vice resident, Development from September 2000 until March 2003. She was a private real estate consultant from

October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

     Linda J. Dimopoulos, age 53, has been our Senior Vice President and Chief Financial Officer since December 2002. She joined us in 1982, and served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, as our Senior Vice President, Corporate Controller and Business Information Systems from July 1998 to December 1999, and as our Senior Vice President, Chief Information Officer from December 1999 until assuming her current position in December 2002.

     Stephen E. Helsel, age 59, has been our Senior Vice President, Corporate Controller since December 1999. He joined us in 1973 as an accountant with Red Lobster, and was named Vice President, Controller of Red Lobster in 1989. He served as our Vice President, Controller, Accounting Services from 1991 to 1996, and as Senior Vice President, Information Services from 1996 until December 1999.

     Kim Lopdrup, age 46, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants ("ADQSR"), a distiller and operator and franchiser of quick service restaurants including Dunkin' Donuts, Baskin-Robbins and Togo's Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

     Daniel M. Lyons, age 51, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company.

     Barry Moullet, age 46, has been our Senior Vice President, Supply Chain & Development since August 2003. He served as our Senior Vice President Purchasing, Distribution and Food Safety from June 1999 until assuming his current position in August 2003. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, KFC Corporation and the Pillsbury Company.

     Paula J. Shives, age 53, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver's Restaurants, Inc.

     Richard J. Walsh, age 52, has been our Senior Vice President, Corporate Relations since 1994. He joined General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position in December 1994.

Forward-Looking Statements

     Certain information included in this report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our future performance, plans and objectives, long-term goals, forecasts of market trends and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the "Act"). These forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings; same-restaurant sales growth for Red Lobster and Olive Garden; diluted net earnings per share growth in fiscal 2005; and expectations regarding when Bahama Breeze and Smokey Bones will become accretive to earnings.

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

     Competition. The casual dining sector of the restaurant industry is intensely competitive in pricing, service, location, personnel, and type and quality of food. We compete with national, regional and local organizations primarily through the quality, variety and value perception of menu items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue in all of these areas.

     Economic, Market and Other Conditions. Certain risks are endemic to the restaurant and retail industry in general. A protracted economic slowdown or worsening economy, industry-wide cost pressures, or public safety conditions, including ongoing concerns about terrorism threats or the continuing armed conflict in Iraq, could affect consumer behavior and spending for restaurant dining occasions and lead to same-restaurant sales declines and lower profits. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions; the seasonality of our business; consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concepts; consumer spending patterns; demographic trends; weather; traffic patterns; and the type, number and location of competing restaurants. Our ability to undertake new restaurant development, as well as improvements and additions to existing restaurants, is affected by economic conditions, including interest rates, and government policies impacting land and construction costs and the cost and availability of borrowed funds.

     Price and Availability of Food, Labor, Utilities, Insurance and Media; Other Costs. Our profitability depends significantly on our ability to anticipate and react to changes in the price and availability of food; labor; utilities; insurance (including workers' compensation, general liability, health, and directors and officers' liability insurance); advertising, media and marketing; employee benefits; and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster, crab and other seafood, are subject to fluctuation and could increase or decrease more than we expect. Tariffs on imported shrimp or other commodities could increase our costs and possibly impact the supply of those goods. We are subject to the general risk of inflation and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Restaurant pre-opening expenses could be more than expected, and labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

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

     Government Regulation and Litigation. We are subject to various federal, state and local laws affecting our business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, liquor licenses, sanitation and safety standards, federal and state labor laws (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, working and safety conditions, and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. We cannot predict the effect on our operations of these laws and regulations, the future enactment of additional legislation regulating these and other areas, or actual or potential litigation in connection with current and future laws and regulations.

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

Item 2.  PROPERTIES

     As of May 30, 2004, we operated 1,325 restaurants (including 680 Red Lobster, 543 Olive Garden, 32 Bahama Breeze, 69 Smokey Bones and one Seasons 52 restaurants) in the following locations:

  Alabama (21)       Iowa (14)           Nevada (12)           South Dakota (3)
  Arizona (29)       Kansas (11)         New Hampshire (3)     Tennessee (31)
  Arkansas (10)      Kentucky (16)       New Jersey (27)       Texas (108)
  California (95)    Louisiana (9)       New Mexico (11)       Utah (13)
  Colorado (25)      Maine (3)           New York (50)         Vermont (1)
  Connecticut (9)    Maryland (22)       North Carolina (31)   Virginia (41)
  Delaware (4)       Massachusetts (9)   North Dakota (4)      Washington (25)
  Florida (138)      Michigan (52)       Ohio (80)             West Virginia (6)
  Georgia (58)       Minnesota (24)      Oklahoma (17)         Wisconsin (20)
  Hawaii (1)         Mississippi (7)     Oregon (12)           Wyoming (2)
  Idaho (6)          Missouri (29)       Pennsylvania (66)     Canada (37)
  Illinois (56)      Montana (2)         Rhode Island (2)
  Indiana (45)       Nebraska (8)        South Carolina (20)

     Of our 1,325 restaurants open on May 30, 2004, 816 were located on owned sites and 509 were located on leased sites. The 509 leases are classified as follows:

         Land-Only Leases (we own buildings and equipment)............   391
         Ground and Building Leases...................................    61
         Space/In-Line/Other Leases...................................    57
                                                                          --
                  Total...............................................   509
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

     We own or lease our executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, our restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current and foreseeable needs. See also Note 4 "Land, Buildings, and Equipment" and Note 11 "Leases" under Notes to Consolidated Financial Statements in our 2004 Annual Report to Shareholders, incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a $100 penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. We are prosecuting an appeal to cause the other case to be similarly removed to arbitration. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our
mandatory   arbitration   program;  the  plaintiffs
have filed a motion for reconsideration. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or liquidity.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal United States market on which our common shares are traded is the New York Stock Exchange. As of July 26, 2004, there were approximately 37,501 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares on the New York Stock Exchange for each full quarterly period during fiscal 2003 and 2004 contained in Note 18, "Quarterly Data (unaudited)" in our 2004 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last three years that were not registered under the Securities Act of 1933.

     The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter of fiscal 2004. Since commencing our repurchase program in December 1995, we have repurchased a total of 109,211,684 shares under authorizations from our Board of Directors to repurchase an aggregate of 115,400,000 shares.


-------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                     Total Number         Average        Part of Publicly      May Yet be Purchased
                                 of Shares Purchased    Price Paid      Announced Plans or    Under the Program (2)
             Period                      (1)             per Share          Programs.
-------------------------------------------------------------------------------------------------------------------
February 23, 2004 through
   March 28, 2004                        1,166,697          $24.83          1,166,697                9,410,327
-------------------------------------------------------------------------------------------------------------------
March 29, 2004 through
   April 25, 2004                        1,802,011          $23.76          1,802,011                7,608,316
-------------------------------------------------------------------------------------------------------------------
April 26, 2004 through
   May 30, 2004                          1,450,000          $21.91          1,450,000                6,158,316
-------------------------------------------------------------------------------------------------------------------
Total                                    4,418,708          $23.44          4,418,708                6,158,316
-------------------------------------------------------------------------------------------------------------------

(1) All of the shares purchased during the fourth quarter of fiscal 2004 were purchased as part of our repurchase program, the authority for which was most recently increased to an aggregate of 115.4 million shares by our Board of Directors on September 18, 2002, and announced publicly in a press release issued that same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares purchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.  SELECTED FINANCIAL DATA

     The information for fiscal 2000 through 2004 contained in the Five-Year Financial Summary in our 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A.   CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of May 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 30, 2004.

     During the fiscal quarter ended May 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Who Are This Year's Nominees?", "What Board Committees Do You Have?" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading "Executive Officers of the Registrant."

     All of our employees are subject to our Code of Business Conduct and Ethics. Appendix A to the Code provides a special Code of Ethics with additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the "Senior Financial Officers"). Appendix B to the Code provides a Code of Business Conduct and Ethics for members of our Board of Directors. These documents are posted on our internet website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes for directors, executive officers or Senior Financial Officers on our website.

     We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 5900 Lake Ellenor Drive, Orlando, FL 32809, Attention: Corporate Secretary.

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "How Are Directors Compensated?"; "Summary Compensation Table"; "Option Grants in Last Fiscal Year"; "Stock Option Exercises and Holdings"; "Long-Term Incentive Plans - Awards in Last Fiscal Year"; "Do Executive Officers Currently Participate in a Defined Benefit Retirement Plan?"; "Do Executive Officers Currently Participate in Any Non-Qualified Deferred Compensation Plan?"; "Do Executive Officers Have Any Change-in-Control Arrangements?"; "Do any of the Executive Officers Have Employment Agreements?"; and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, is incorporated herein by reference. The information appearing in the Proxy Statement under the heading "Compensation Committee Report" (except under the heading "Compensation Committee Interlocks and Insider Participation") is not incorporated herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in the sections entitled "Security Ownership of Principal Shareholders", "Equity Compensation Plan Information" and "Security Ownership of Management" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Do You Provide Loans for Executive Officers to Meet Their Share Ownership Guidelines?" and "Are There Any Other Relationships or Related Transactions Between Us and Our Management?" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained in the section entitled "Independent Registered Public Accounting Firm Fees and Services" in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Consolidated Balance Sheets at May 30, 2004 and May 25, 2003.

     Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Consolidated Statements of Cash Flows for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Notes to Consolidated Financial Statements.

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

         Exhibit Number                      Title

               3(a)      Articles  of  Incorporation   (incorporated  herein  by
                         reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

               3(b) Bylaws as amended July 21, 2003 (incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

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

               *10(c) Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26,
                         1996).

               *10(d) Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5,
                         1995).

               *10(e) Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5,
                         1995).

               *10(f) Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

               *10(g)    Darden  Restaurants,   Inc.  Compensation  Plan  for
                         Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

               *10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

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

               *10(l) Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

               *10(m) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

                10(n) Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

                10(o) First Amendment dated as of February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

               *10(p) Letter Agreement dated February 3, 2004, between Richard E. Rivera and Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

               12        Computation of Ratio of Consolidated  Earnings to Fixed
                         Charges.

               13        Portions of 2004 Annual Report to Shareholders.

               21        Subsidiaries of Darden Restaurants, Inc.

               23        Consent of  Independent  Registered  Public  Accounting
                         Firm.

               24        Powers of Attorney.

               31(a)     Certification  of Chief Executive  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

               31(b)     Certification  of Chief Financial  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

               32(a)     Certification  of Chief Executive  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

               32(b)     Certification  of Chief Financial  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.

     We will furnish copies of any exhibit listed above upon request upon the payment of a reasonable fee to cover our expenses in furnishing such exhibits.


(b)  Reports on Form 8-K.

     During the fourth quarter covered by this report, we filed or furnished the following current reports on Form 8-K:

     (i) Current report on Form 8-K dated February 25, 2004, reporting expected fiscal 2004 third quarter net earnings per diluted share.
     (ii) Current report on Form 8-K dated March 17, 2004, reporting fiscal 2004 third quarter net earnings per diluted share.
     (iii)Current report on Form 8-K dated May 11, 2004, announcing asset impairment and restructuring charges.
     (iv) Current report on Form 8-K dated May 20, 2004, announcing new Red Lobster leadership.

     In addition, we furnished the following reports on Form 8-K subsequent to the close of the fourth quarter of fiscal 2004:

     (i) Current report on Form 8-K dated June 22, 2004, reporting fiscal 2004 annual and fourth quarter net earnings per diluted share.
     (ii) Current report on Form 8-K dated August 11, 2004, reporting the retirement of Chief Executive Officer Joe R. Lee and other management changes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  August 12, 2004        DARDEN RESTAURANTS, INC.

                                        By:       /s/ Joe R. Lee
                                           ------------------------------------
                                           Joe R. Lee, Chairman of the Board
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                        Date

/s/ Joe R. Lee                     Director, Chairman of the     August 12, 2004
-------------------------------    Board and Chief Executive
    Joe R. Lee                     Officer (Principal
                                   executive officer)

/s/ Linda J. Dimopoulos            Senior Vice President         August 12, 2004
-------------------------------    and Chief Financial Officer
    Linda J. Dimopoulos            (Principal financial
                                   and accounting officer)

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

/s/ Maria A. Sastre*                    Director
-------------------------------
    Maria A. Sastre

/s/ Jack A. Smith*                      Director
-------------------------------
    Jack A. Smith

/s/ Blaine Sweatt, III*                 Director
-------------------------------
    Blaine Sweatt, III

/s/ Rita P. Wilson*                     Director
-------------------------------
    Rita P. Wilson

*By:   /s/ Paula J. Shives
   -----------------------------------
     Paula J. Shives, Attorney-In-Fact
     August 12, 2004

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

                                  EXHIBIT INDEX

        Exhibit
        Number                   Title

          3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

          3(b) Bylaws as amended July 21, 2003 (incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

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

          *10(f)   Darden  Restaurants,  Inc.  Stock Plan for  Directors,  as
                    amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

          *10(g)    Darden   Restaurants,   Inc.   Compensation   Plan   for
                    Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

          *10(h) Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

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

          *10(l)    Darden  Restaurants,   Inc.  Restaurant   Management  and
                    Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

          *10(m) Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

          10(n) Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

          10(o) First Amendment dated as of February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

          *10(p)    Letter  Agreement dated February 3, 2004,  between Richard
                    E. Rivera and Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

          12        Computation  of  Ratio  of  Consolidated  Earnings  to Fixed
                    Charges.

          13        Portions of 2004 Annual Report to Shareholders.

          21        Subsidiaries of Darden Restaurants, Inc.

          23        Consent of Independent Registered Public Accounting Firm.

          24        Powers of Attorney.

          31(a)     Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          31(b)     Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

          32(a)     Certification   of  Chief  Executive   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

          32(b)     Certification   of  Chief  Financial   Officer  pursuant  to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.