Form 10-Q
period 2004-08-29
DARDEN RESTAURANTS INC
filed 2004-10-07
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from .................... to ......................

                             -----------------------

                                     1-13666
                             Commission File Number

                             -----------------------

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

                         -------------------------------

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


                       ----------------------------------
     Number of shares  of  common  stock  outstanding  as of  October  1,  2004:
157,217,444 (excluding 109,111,360 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                         Page

Part I -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Earnings                     3

                   Consolidated Balance Sheets                             4

                   Consolidated Statements of Changes in
                   Stockholders' Equity and Accumulated
                   Other Comprehensive Income (Loss)                       5

                   Consolidated Statements of Cash Flows                   6

                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                       17

          Item 4.  Controls and Procedures                                 17

Part II - Other Information

          Item 1.  Legal Proceedings                                       18

          Item 2.  Unregistered Sales of Equity Securities
                   and Use of Proceeds                                     18

          Item 5.  Other Information                                       19

          Item 6.  Exhibits                                                19

Signatures                                                                 20

Index to Exhibits                                                          21

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                     August 29, 2004           August 24, 2003
 --------------------------------------------------------------------------------------------------------------------
 Sales........................................................         $  1,278,644            $  1,259,689
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              391,421                 396,713
      Restaurant labor........................................              405,816                 392,335
      Restaurant expenses.....................................              193,214                 190,822
                                                                       ------------            ------------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $49,219 and $48,082, respectively.         $    990,451            $    979,870
    Selling, general, and administrative......................              114,580                 113,641
    Depreciation and amortization.............................               52,760                  51,553
    Interest, net.............................................               10,964                  10,641
                                                                       ------------            ------------
        Total costs and expenses..............................           $1,168,755            $  1,155,705
                                                                       ------------            ------------

 Earnings before income taxes.................................              109,889                 103,984
 Income taxes.................................................              (37,764)                (35,390)
                                                                       ------------            ------------

 Net earnings.................................................         $     72,125            $     68,594
                                                                       ============            ============

 Net earnings per share:
    Basic.....................................................         $       0.46            $       0.42
                                                                       ============            ============
    Diluted...................................................         $       0.44            $       0.40
                                                                       ============            ============

 Average number of common shares outstanding:
    Basic.....................................................              157,600                 164,700
                                                                       ============            ============
    Diluted...................................................              163,200                 170,500
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                   August 29, 2004             May 30, 2004
 -------------------------------------------------------------------------------------------------------------------

 ASSETS
 Current assets:
    Cash and cash equivalents.................................        $    38,603              $     36,694
    Receivables...............................................             25,522                    30,258
    Inventories...............................................            217,989                   198,781
    Prepaid expenses and other current assets.................             27,803                    25,316
    Deferred income taxes.....................................             56,745                    55,258
                                                                     ------------               -----------
        Total current assets..................................        $   366,662              $    346,307
 Land, buildings, and equipment...............................          2,261,646                 2,250,616
 Other assets.................................................            181,123                   183,425
                                                                     ------------               -----------

        Total assets..........................................        $ 2,809,431              $  2,780,348
                                                                     ============               ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................        $   164,698              $    174,624
    Short-term debt ..........................................             17,800                    14,500
    Accrued payroll...........................................             89,427                   103,327
    Accrued income taxes......................................             78,088                    48,753
    Other accrued taxes.......................................             40,273                    38,440
    Unearned revenues.........................................             65,091                    75,513
    Other current liabilities.................................            233,401                   228,324
                                                                     ------------              ------------
        Total current liabilities.............................        $   688,778              $    683,481
 Long-term debt...............................................            652,672                   653,349
 Deferred income taxes........................................            173,528                   176,216
 Other liabilities............................................             22,077                    21,532
                                                                     ------------              ------------
        Total liabilities.....................................        $ 1,537,055              $  1,534,578
                                                                     ------------              ------------

 Stockholders' equity:
    Common stock and surplus..................................        $ 1,605,563              $  1,584,115
    Retained earnings.........................................          1,270,046                 1,197,921
    Treasury  stock...........................................         (1,544,882)               (1,483,768)
    Accumulated other comprehensive income (loss).............            (10,369)                   (9,959)
    Unearned compensation.....................................            (47,190)                  (41,401)
    Officer notes receivable..................................               (792)                   (1,138)
                                                                     ------------              ------------
        Total stockholders' equity............................        $ 1,272,376              $  1,245,770
                                                                     ------------              ------------

        Total liabilities and stockholders' equity............        $ 2,809,431              $  2,780,348
                                                                     ============              ============

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
           For the quarters ended August 29, 2004 and August 24, 2003
                                 (In thousands)
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                   Common                               Accumulated
                                    Stock                                  Other                         Officer       Total
                                     and       Retained       Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                   Surplus     Earnings        Stock     Income (Loss)   Compensation   Receivable     Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004..........$1,584,115    $1,197,921    $(1,483,768)    $(9,959)      $(41,401)     $(1,138)   $1,245,770
Comprehensive income:
   Net earnings..................        --        72,125             --          --             --           --        72,125
   Other comprehensive income
    (loss):
   Foreign currency adjustment...        --            --             --       1,085             --           --         1,085
   Change in fair value of
    derivatives, net of tax
    of $1,139....................        --            --             --      (1,495)            --           --        (1,495)
                                                                                                                    ----------
      Total comprehensive income.        --            --             --          --             --           --        71,715
Stock option exercises (964
  shares)                             7,923            --            439          --             --           --         8,362

Issuance of restricted stock
  (361 shares), net of forfeiture
  adjustments....................     8,227            --             --          --         (8,227)          --            --
Earned compensation..............        --            --             --          --          1,688           --         1,688
ESOP note receivable repayments..        --            --             --          --            750           --           750
Income tax benefits credited to
  equity.........................     4,527            --             --          --             --           --         4,527
Purchases of common stock for
  treasury (2,923 shares)........        --            --        (61,963)         --             --           --       (61,963)
Issuance of treasury stock under
  Employee Stock Purchase and
    other plans (71 shares)......       771            --            410          --             --           --         1,181
Repayment of officer notes.......        --            --             --          --             --          346           346
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 2004       $1,605,563    $1,270,046    $(1,544,882)   $(10,369)      $(47,190)        $(792)   $1,272,376
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                      Common                                Accumulated
                                       Stock                                   Other                     Officer       Total
                                        And        Retained     Treasury    Comprehensive    Unearned     Notes     Stockholders'
                                      Surplus      Earnings      Stock      Income (Loss)  Compensation  Receivable     Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003............  $1,525,957     $ 979,443   $(1,254,293)   $(10,489)      $(42,848)   $(1,579)   $1,196,191
Comprehensive income:
   Net earnings....................          --        68,594            --          --             --         --        68,594
   Other comprehensive income
    (loss):
    Foreign currency adjustment....          --            --            --        (604)            --         --          (604)
    Change in fair value of
     derivatives, net of tax of $44          --            --            --        (545)            --         --          (545)
                                                                                                                       ---------
       Total comprehensive income..          --            --            --          --             --         --        67,445
Stock option exercises (997 shares)       8,924            --           444          --             --         --         9,368
Issuance of restricted stock (392
  shares), net of forfeiture
  adjustments......................       7,559            --           169          --         (7,728)        --            --
Earned compensation................          --            --            --          --          1,010         --         1,010
ESOP note receivable repayments....          --            --            --          --          1,285         --         1,285
Income tax benefits credited to
  equity...........................       4,405            --            --          --             --         --         4,405
Purchases of common stock for
treasury (1,423 shares)............          --            --       (27,578)         --             --         --       (27,578)
Issuance of treasury stock under
  Employee Stock Purchase and
other plans (82 shares)............         737            --           491          --             --         --         1,228
Repayment of officer notes.........          --            --            --          --             --        303           303
---------------------------------------------------------------------------------------------------------------------------------
Balance at August 24, 2003           $1,547,582    $1,048,037   $(1,280,767)   $(11,638)      $(48,281)   $(1,276)   $1,253,657
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
 -------------------------------------------------------------------------------------------------------------------
                                                                       August 29, 2004         August 24, 2003
 -------------------------------------------------------------------------------------------------------------------

 Cash flows--operating activities
    Net earnings.................................................       $     72,125            $      68,594
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization..............................             52,760                   51,553
      Asset impairment (credit) charge, net......................                 (5)                     502
      Amortization of unearned compensation and loan costs.......              2,551                    1,844
      Non-cash compensation expense..............................                 28                       67
      Change in current assets and liabilities...................            (14,890)                  22,325
      Change in other liabilities ...............................                629                      428
      Contribution to defined benefit pension plans and
            postretirement plan..................................               (106)                     (56)
      Loss (gain) on disposal of land, buildings, and equipment..                154                   (1,559)
      Change in cash surrender value of trust owned life insurance               271                   (2,000)
      Deferred income taxes......................................             (3,036)                   3,307
      Income tax benefits credited to equity.....................              4,527                    4,405
      Other, net.................................................             (2,151)                    (303)
                                                                         -----------             ------------
        Net cash provided by operating activities................       $    112,857            $     149,107
                                                                         -----------             ------------

 Cash flows--investing activities
    Purchases of land, buildings, and equipment..................            (62,665)                 (86,673)
    Increase in other assets.....................................               (319)                    (391)
    Proceeds from disposal of land, buildings, and equipment ....              1,184                    2,898
                                                                         -----------             ------------
        Net cash used in investing activities....................       $    (61,800)           $     (84,166)
                                                                         -----------             ------------

 Cash flows--financing activities
    Proceeds from issuance of common stock.......................              9,515                   10,529
    Purchases of treasury stock..................................            (61,963)                 (27,578)
    Increase in short-term debt..................................              3,300                       --
    ESOP note receivable repayment...............................                750                    1,285
    Repayment of long-term debt..................................               (750)                  (1,285)
                                                                         -----------             ------------
        Net cash used in financing activities....................       $    (49,148)           $     (17,049)
                                                                         -----------             ------------

 Increase in cash and cash equivalents...........................              1,909                   47,892
 Cash and cash equivalents - beginning of period.................             36,694                   48,630
                                                                         -----------             ------------

 Cash and cash equivalents - end of period.......................       $     38,603            $      96,522
                                                                         ===========             ============

 Cash flow from changes in current assets and liabilities
    Receivables..................................................              4,736                  (12,714)
    Inventories..................................................            (19,208)                     (91)
    Prepaid expenses and other current assets....................             (2,487)                  (7,532)
    Accounts payable.............................................             (9,926)                  20,342
    Accrued payroll..............................................            (13,900)                  (4,853)
    Accrued income taxes.........................................             29,335                   13,677
    Other accrued taxes..........................................              1,833                    2,791
    Unearned revenues............................................            (10,422)                  (6,011)
    Other current liabilities....................................              5,149                   16,716
                                                                         -----------             ------------
        Change in current assets and liabilities.................       $    (14,890)           $      22,325
                                                                         ===========             ============

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we", "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & GrillSM, and Seasons 52SM. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 29, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

     These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

Note 2.  Consolidated Statements of Cash Flows

     During the quarter ended August 29, 2004, we paid $7,438 for interest (net of amounts capitalized) and $6,700 for income taxes. During the quarter ended August 24, 2003, we paid $7,193 for interest (net of amounts capitalized) and $14,133 for income taxes.

Note 3.  Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, we have elected to account for our stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. Had we determined compensation expense for our stock options based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            Quarter Ended
--------------------------------------------------------------------------------
                                                August 29, 2004  August 24, 2003
--------------------------------------------------------------------------------

Net earnings, as reported                            $ 72,125         $ 68,594
  Add:  Stock-based compensation expense included
        in reported net earnings, net of related        1,060              662
        tax effects
  Deduct:  Total stock-based compensation expense
        determined under fair value based method
        for all awards, net of related tax effects     (5,028)          (4,658)
                                                  ------------------------------
   Pro forma                                         $ 68,157         $ 64,598
                                                  ==============================
Basic net earnings per share
   As reported                                       $   0.46         $   0.42
   Pro forma                                         $   0.43         $   0.39
Diluted net earnings per share
   As reported                                       $   0.44         $   0.40
   Pro forma                                         $   0.42         $   0.38
================================================================================

Note 4.   Provision for Impaired Assets and Restaurant Closings

     During fiscal 2004, we recorded a restructuring charge of $1,112 primarily related to severance payments made to certain restaurant employees and exit costs associated with the closing of six Bahama Breeze restaurants in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Below is a summary of the restructuring liability for the quarter ended August 29, 2004:

                                         Balance at May                    Cash           Balance at
                                            30, 2004      Additions       Payments      August 29, 2004
--------------------------------------------------------------------------------------------------------
One-time termination benefits               $   49        $    --        $  (20)             $  29
Other exit costs                               311             --          (274)                37
--------------------------------------------------------------------------------------------------------
                                            $  360        $    --          (294)             $  66
========================================================================================================

     During the first quarter of fiscal 2005 and 2004, we recorded charges of $33 and $1,184, respectively, for long-lived asset impairments resulting from the decision to relocate and rebuild certain restaurants. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the first quarter of fiscal 2005 and 2004, we also recorded gains of $38 and $682, respectively, related to assets sold that were previously impaired. These amounts are included in selling, general, and administrative expense.

Note 5.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 6,330,991 and 3,952,422 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 29, 2004 and August 24, 2003, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 6.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 2,922,798 shares of our common stock for $61,963 during the quarter ended August 29, 2004, resulting in a cumulative repurchase of 112,164,482 shares as of August 29, 2004.

Note 7.  Derivative Instruments and Hedging Activities

     During the first quarter of fiscal 2005, we issued Darden stock units to certain key employees. The Darden stock units were granted at a value equal to the market price of our common stock at the date of grant and will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. At August 29, 2004, we had 464,320 Darden stock units outstanding. No Darden stock units were outstanding during fiscal 2004.

     During the first quarter of fiscal 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2005. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which have a $3,904 notional amount and can only be net settled in cash, will be used to hedge the variability in cash flows associated with the unvested unrecognized Darden stock units. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $344 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at August 29, 2004. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $14 was recognized in earnings as a component of restaurant labor during the quarter ended August 29, 2004.

     During the first quarter of fiscal 2005, we entered into an interest rate swap agreement ("swap") to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swap, which has a $25,000 notional principal amount of indebtedness, will be used to hedge a portion of the interest payments associated with a forecasted issuance of debt in fiscal 2006. As of August 29, 2004, we have swaps with a total notional principal amount of indebtedness of $100,000 designated to hedge the forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as accumulated other comprehensive income (loss). The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $1,332, net of tax, related to the swaps was recognized in accumulated other comprehensive income (loss) at August 29, 2004. No amounts were recognized in earnings during the quarter ended August 29, 2004.

Note 8.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
--------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                         Quarter Ended
                                                     August 29,      August 24,          August 29,      August 24,
                                                      2004             2003                2004            2003
--------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 1,217         $ 1,144            $   175        $   150
Interest cost                                            1,828           1,769                251            230
Expected return on plan assets                          (3,210)         (3,205)                --             --
Amortization of unrecognized prior service cost            (87)            (87)                --              7
Recognized net actuarial loss                            1,248             927                 87             84
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   996         $  548             $   513        $   471
====================================================================================================================

Note 9.  Commitments and Contingencies

     We make trade commitments in the course of our normal operations. As of August 29, 2004 and May 30, 2004, we were contingently liable for approximately $78 and $242, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of two months or less and are used to collateralize our obligations to third parties for the purchase of inventories.

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 29, 2004 and May 30, 2004, we had $72,677 and $72,480, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of August 29, 2004 and May 30, 2004, we also had $15,664 and $15,896, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually. As of August 29, 2004 and May 30, 2004, we had other commercial commitments of $2,125.

     As of  August  29,  2004  and May  30,  2004,  we had  $4,147  and  $4,346,
respectively, of guarantees associated with third party assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at August 29, 2004 and May 30, 2004 amounted to $3,023 and $3,131, respectively. We did not accrue for the guarantees, as we believed the likelihood of the third parties defaulting on the assignment agreements was improbable. In the event of default by a third party, the indemnity and/or default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2005 through fiscal 2012.

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. The other case remains pending in the California Superior Court of Orange County. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their motion for modification of the appellate decision is pending. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or liquidity.

     We are subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These matters
typically   involve  claims  from  guests,   employees  and  others  related  to
operational issues common to the restaurant industry. A number of these lawsuits, proceedings and claims may exist at any given time. We do not believe that the final disposition of the lawsuits and claims in which we are currently involved will have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations or liquidity.

Note 10.  Subsequent Events

     On September 28, 2004, the Board of Directors declared a four cents per share cash dividend to be paid on November 1, 2004 to all shareholders of record as of the close of business on October 8, 2004. On September 28, 2004, the Board also authorized us to repurchase an additional 22 million shares of our common stock after the previous authorizations to repurchase an aggregate of 115,400,000 shares of our common stock have been exhausted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 29, 2004 and August 24, 2003.

                                                                                    Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                       August 29, 2004          August 24, 2003
 --------------------------------------------------------------------------------------------------------------------

 Sales ..........................................................       100.0%                    100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage..........................................        30.6                      31.5
      Restaurant labor...........................................        31.7                      31.1
      Restaurant expenses........................................        15.1                      15.2
                                                                       ------                    ------
        Total cost of sales, excluding restaurant
          depreciation and amortization of 3.8%..................        77.4%                     77.8%

    Selling, general, and administrative.........................         9.0                       9.0
    Depreciation and amortization................................         4.1                       4.1
    Interest, net................................................         0.9                       0.9
                                                                       -------                   -------
          Total costs and expenses...............................        91.4%                     91.8%
                                                                       ------                    ------

 Earnings before income taxes....................................         8.6                       8.2
 Income taxes....................................................        (3.0)                     (2.8)
                                                                       ------                    ------

 Net earnings....................................................         5.6%                      5.4%
                                                                       ======                    ======
 --------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.28 billion for the first quarter of fiscal 2005 compared to $1.26 billion for the first quarter of fiscal 2004, a 1.5 percent increase. The increase was primarily driven by a net increase of 53 company-owned restaurants since the first quarter of fiscal 2004 and increased U.S.
same-restaurant sales at Olive Garden, partially offset by decreased U.S. same-restaurant sales at Red Lobster. For the first quarter of fiscal 2005, our net earnings were $72 million compared to $69 million for the first quarter of fiscal 2004, a 5.1 percent increase, and our diluted net earnings per share were $0.44 compared to $0.40 for the first quarter of fiscal 2004, a 10 percent increase.

     Olive Garden reported its 40th consecutive quarter of U.S. same-restaurant sales growth during the first quarter of fiscal 2005 with a 2.8 percent increase. Although Red Lobster's U.S. same-restaurant sales decreased for the fourth consecutive quarter, the decrease in the first quarter of fiscal 2005 was significantly impacted by a shift in our promotional strategy. During the first quarter of fiscal 2004, Red Lobster ran its Endless Crab promotion, which resulted in strong guest counts and high check average, but lower profit margins and low levels of guest satisfaction. During the first quarter of fiscal 2005, Red Lobster focused on improving in-restaurant operations and delivering high levels of guest satisfaction, which resulted in higher profit margins than the first quarter of fiscal 2004. During the first quarter of fiscal 2005, Red Lobster also launched its new LightHouse Selections menu, which highlights menu items that are low in fat, carbohydrates, and calories. While the new menu did not deliver the short-term guest counts that would be expected from a limited-time-only promotion, the repurchase intent scores on the LightHouse menu items were the highest Red Lobster has ever measured. Bahama Breeze continued to deliver strong sales improvement, driven by the addition of lunch in most of the restaurants and in spite of operating two fewer restaurants than in the first quarter of fiscal 2004. Smokey Bones operated 32 more restaurants than the prior year, including seven restaurants that were opened during the first quarter of fiscal 2005. During fiscal 2005, Smokey Bones expects to open 30 to 40 new restaurants.

SALES

     Sales were $1.28 billion and $1.26 billion for the quarters ended August 29, 2004 and August 24, 2003, respectively. The 1.5 percent increase in sales for the first quarter of fiscal 2005 was primarily due to a net increase of 53 company-owned restaurants since the first quarter of fiscal 2004 and increased U.S. same-restaurant sales at Olive Garden, partially offset by decreased U.S. same-restaurant sales at Red Lobster. Red Lobster sales of $595 million were 6.2 percent below last year's first quarter, which resulted primarily from a 7.6 percent decrease in U.S. same-restaurant sales, offset partially by revenue from five net additional restaurants in operation versus last year. The decline in U.S. same-restaurant sales resulted primarily from an
8.8 percent decrease in same-restaurant  guest counts offset only partially by a
1.2 percent increase in average check. Olive Garden's sales of $581 million were
6.0 percent above last year's first quarter, driven primarily by its 18 net new restaurants in operation versus last year and a 2.8 percent increase in U.S. same-restaurant sales. Olive Garden achieved its 40th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 2.1 percent increase in average check and a 0.7 percent increase in same-restaurant guest counts.

COSTS AND EXPENSES

     Total costs and expenses were $1.17 billion and $1.16 billion for the quarters ended August 29, 2004 and August 24, 2003, respectively. As a percent of sales, total costs and expenses decreased from 91.8 percent in the first quarter of fiscal 2004 to 91.4 percent in the first quarter of fiscal 2005.

     Food and beverage costs decreased $5 million, or 1.3 percent, from $397 million to $391 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, food and beverage costs decreased in the first quarter of fiscal 2005 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were partially offset by increased lobster, crab and dairy costs at Red Lobster and dairy costs at Olive Garden. During the first quarter of fiscal 2004, Red Lobster ran its Endless Crab promotion, which resulted in higher than expected food costs as a percentage of sales. Restaurant labor increased $13 million, or 3.4 percent, from $392 million to $406 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, restaurant labor increased primarily as a result of an increase in wage rates and reduced sales leverage at Red Lobster, which was partially offset by increased sales leverage at Olive Garden. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $2 million, or 1.3 percent, from $191 million to $193 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2005 primarily as a result of lower workers' compensation and general liability expenses, which were offset partially by higher utility expenses. The decrease in our workers' compensation and general liability expenses is a result of safety initiatives that we believe should continue to provide long-term reductions in both the number and severity of claims.

     Selling, general, and administrative expenses increased $1 million, or 0.8 percent, from $114 million to $115 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, selling, general, and administrative expenses for the first quarter of fiscal 2005 was comparable to the first quarter of fiscal 2004 primarily as a result of reduced sales leverage at Red Lobster and increased employee benefit costs, which were offset by decreased marketing expenses at Olive Garden.

     Depreciation and amortization expense increased $1 million, or 2.3 percent, from $52 million to $53 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, depreciation and amortization expense for the first quarter of fiscal 2005 was comparable to the first quarter of fiscal 2004 primarily as a result of new restaurant and remodel activity, which was offset by the favorable impact of higher sales volumes.

     Net interest expense in the first quarter of fiscal 2005 was comparable to the first quarter of fiscal 2004 reflecting lower capitalized interest in fiscal 2005 as a result of less new restaurant and remodel activity than in the first quarter of fiscal 2004, which was offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the first quarter of fiscal 2005 was 34.4 percent compared to an effective income tax rate of 34.0 percent in the first quarter of fiscal 2004. The rate increase in fiscal 2005 was primarily due to a reduction in the amount of tax credits that we expect to receive for fiscal 2005.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the first quarter of fiscal 2005, our net earnings were $72 million compared to $69 million for the first quarter of fiscal 2004, a 5.1 percent increase, and our diluted net earnings per share were $0.44 compared to $0.40 for the first quarter of fiscal 2004, a 10 percent increase. At Red Lobster, decreased sales and higher restaurant labor, selling, general, and administrative, and depreciation expenses as a percent of sales more than offset decreased food and beverage costs and restaurant expenses as a percentage of sales. As a result, Red Lobster's operating profit decreased versus the first quarter of 2004. At Olive Garden, increased sales and lower restaurant expenses and selling, general, and administrative expenses as a percent of sales more than offset increased labor costs as a percent of sales, resulting in record first quarter operating profit for Olive Garden in fiscal 2005 and a double-digit operating profit increase over the same period in fiscal 2004. The increase in both our net earnings and diluted net earnings per share for the first quarter of fiscal 2005 was primarily due to increased U.S. same-restaurant sales at Olive Garden and decreases in our consolidated food and beverage costs and restaurant expenses as a percent of sales more than offsetting increased restaurant labor as a percentage of sales. Earnings results were negatively impacted by an increase in the effective income tax rate, which was primarily a result of a reduction in the amount of tax credits that we expect to receive for fiscal 2005.

SEASONALITY

     Our sales volumes fluctuate seasonally. In fiscal 2004 and 2003, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may affect sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the first quarter of fiscal 2005, compared with the number open at the end of fiscal 2004 and the end of the first quarter of fiscal 2004.

 -------------------------------------------------------------------------------------------------------------------
                                         August 29, 2004             May 30, 2004             August 24, 2003
 -------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             650                       649                       645
 Red Lobster - Canada...............              31                        31                        31
                                              ------                    ------                    ------
      Total.........................             681                       680                       676
                                              ------                    ------                    ------

 Olive Garden - USA.................             539                       537                       521
 Olive Garden - Canada..............               6                         6                         6
                                              ------                    ------                    ------
      Total.........................             545                       543                       527
                                              ------                    ------                    ------

 Bahama Breeze......................              32                        32                        34
 Smokey Bones ......................              76                        69                        44
 Seasons 52.........................               1                         1                         1
                                              ------                    ------                    ------
      Total.........................           1,335                     1,325                     1,282
                                              ======                    ======                    ======
 -------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities provide us with a significant source of liquidity. Since substantially all of our sales are for cash and cash equivalents and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.

     Our commercial paper program serves as our primary source of short-term financing. As of August 29, 2004, $18 million was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions.

The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants is expected to limit our liquidity or capital resources. As of August 29, 2004, we were in compliance with all covenants under the Credit Agreement.

     At August 29, 2004, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (4) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (5) $100 million of unsecured 7.125 percent debentures due in February 2016, and (6) an unsecured, variable rate $29 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration statement on file with the SEC, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of August 29, 2004 is as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------
                             Payments Due by Period
----------------------------------------------------------------------------------------------------------------------
       Contractual                             Less than            1-3                3-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Short-term debt            $     17,800       $  17,800          $      --          $     --           $      --
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt (1)              653,653              --            450,000                --             203,653
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                383,576          62,990            111,388            82,915             126,283
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Purchase obligations (2)        598,010         533,057             63,378             1,575                --
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations               $1,653,039       $ 613,847          $ 624,766          $ 84,490           $ 329,936
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------


----------------------------------------------------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
----------------------------------------------------------------------------------------------------------------------
    Other Commercial       Total Amounts         Less than             1-3               3-5               Over 5
       Commitments           Committed            1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Trade letters of credit        $     78        $     78            $    --           $     --            $   --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (3)                      88,341          88,341                 --                 --                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (4)                    4,147             795              1,449              1,095               808
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Other                             2,125             625              1,000                500                --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments                 $ 94,691        $ 89,839            $ 2,449           $  1,595            $  808
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1)  Excludes issuance discount of $981.
(2) Includes commitments for food and beverage items and supplies, capital projects, and other miscellaneous commitments.
(3) Includes letters of credit for $72,677 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $7,335 associated with lease payments included in contractual operating lease obligation payments noted above.
(4) Consists solely of guarantees associated with properties that have been assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

     We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock, after giving effect to the additional 22.0 million shares that were authorized to be repurchased by our Board on September 28, 2004. Net cash flows used by financing activities included our repurchase of 2.9 million shares of our common stock for $62 million in the first quarter of fiscal 2005, compared to 1.4 million shares for $28 million in the first quarter of fiscal 2004. As of August 29, 2004, we have repurchased a total of 112.2 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $63 million in the first quarter of fiscal 2005, compared to $87 million in the first quarter of fiscal 2004. The decreased expenditures in the first quarter of fiscal 2005 resulted primarily from decreased spending associated with building new restaurants and remodels.

     We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration statement for unsecured debt securities and short-term commercial paper program will be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2005.

FINANCIAL CONDITION

     Our current assets totaled $367 million at August 29, 2004, compared to $346 million at May 30, 2004. The increase resulted primarily from the increase in inventory of $19 million that was due to seasonality and opportunistic product purchases.

     Our current liabilities totaled $689 million at August 29, 2004, up from $683 million at May 30, 2004. Accounts payable of $165 million at August 29, 2004, decreased from $175 million at May 30, 2004, principally due to the timing and terms of inventory purchases, capital expenditures, and related payments. Accrued payroll of $89 million at August 29, 2004, decreased from $103 million at May 30, 2004, principally due to the payout of the fiscal 2004 incentive compensation during the first quarter of fiscal 2005. Accrued income taxes of $78 million at August 29, 2004, increased from $49 million at May 30, 2004, principally due to the income taxes accrued for in the first quarter of fiscal 2005 and the timing of income tax payments. Unearned revenues of $65 million at August 29, 2004, decreased from $76 million at May 30, 2004, principally due to seasonal fluctuations in sales and redemptions of our gift cards.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1 to our Consolidated Financial Statements included in our fiscal 2004 Annual Report on Form 10-K). Actual results could differ from those estimates.

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

     Land, Buildings, and Equipment

     Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings, are amortized over the lesser of the lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to 10 years, also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings, and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

     Impairment of Long-Lived Assets

     Land, buildings, and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for disposal when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Those assets whose disposal is not probable within one year remain in land, buildings, and equipment until their disposal is probable within one year.

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. In the fourth quarter of fiscal 2004, we recognized asset impairment charges of $37 million ($22 million after-tax) for the closing of six Bahama Breeze restaurants and the write-down of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant based on an evaluation of expected cash flows.

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

     Income Taxes

     We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes, and the tax deductibility of certain other items.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings; the impact of litigation on our financial position; and the expected date of our Chairman's retirement. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (each of which is discussed in greater detail in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended May 30,
2004):

o the highly competitive nature of the restaurant industry, especially pricing, service, location, personnel, and type and quality of food;
o economic, market, and other conditions, including a protracted economic slowdown or worsening economy, industry-wide cost pressures, public safety conditions (including ongoing concerns about terrorism threats or the continuing conflict in Iraq), weak consumer demand, changes in consumer preferences, demographic trends, weather conditions, construction costs, and the cost and availability of borrowed funds;
o the price and availability of food, labor, utilities, insurance and media, and other costs, including seafood costs, employee benefits, workers'
     compensation insurance, litigation costs, and the general impact of inflation;
o unfavorable publicity relating to food safety or other concerns, including litigation alleging poor food quality, food-borne illness, or personal injury;
o    the availability of desirable restaurant locations;
o government regulations and litigation relating to federal and state labor laws, zoning, land use, environmental matters, and liquor licenses; and
o growth plans, including real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development, and the availability of funds to finance growth.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 29, 2004, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $5 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 7 to the Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $20 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2005 averaged $673 million, with a high of $677 million and a low of $666 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 29, 2004.

     During the fiscal quarter ended August 29, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings


     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. The other case remains pending in California Superior Court of Orange County. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs motion for reconsideration was not granted, and their motion for modification of the appellate decision is pending. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or liquidity.

     We are subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These matters
typically   involve  claims  from  guests,   employees  and  others  related  to
operational issues common to the restaurant industry. A number of these lawsuits, proceedings and claims may exist at any given time. We could be affected by adverse publicity resulting from the allegations comprising a claim, regardless of whether the allegations are valid or whether we are ultimately found liable. From time to time, we also are involved in lawsuits related to infringement of, or challenges to, our trademarks. We do not believe that the final disposition of the lawsuits and claims in which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the first quarter of fiscal 2005. Since commencing repurchases in December 1995, we have repurchased a total of 112,164,482 shares under authorizations from our Board of Directors to repurchase an aggregate of 137,400,000 shares, including an additional 22 million shares that were authorized by our Board of Directors to be repurchased on September 28, 2004.

-------------------------------- --------------------- -------------- ----------------------- -----------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                     Total Number         Average        Part of Publicly      May Yet be Purchased
                                 of Shares Purchased    Price Paid      Announced Plans or      Under the Plans or
             Period                      (1)             per Share           Programs              Programs (2)
-------------------------------- --------------------- -------------- ----------------------- -----------------------
May 31, 2004 through
   July 4,2004                             316,172          $20.63             316,172                5,842,144
-------------------------------- --------------------- -------------- ----------------------- -----------------------
July 5, 2004 through
   August 1, 2004                        1,906,537          $21.43           1,906,537                3,935,607
-------------------------------- --------------------- -------------- ----------------------- -----------------------
August 2, 2004 through
   August 29, 2004                         700,089          $20.82             700,089                3,235,518
-------------------------------- --------------------- -------------- ----------------------- -----------------------
Total                                    2,922,798          $21.20           2,922,798                3,235,518
-------------------------------- --------------------- -------------- ----------------------- -----------------------

(1) All of the shares purchased during the first quarter of fiscal 2005 were purchased as part of our repurchase program. The authority for our repurchase program was increased to an aggregate of 115.4 million shares by our Board on September 18, 2002, and announced publicly in a press release that same day, and was most recently increased by 22 million shares to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued that same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares purchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares. The figures in this column exclude the additional 22 million shares that were authorized to be repurchased by our Board on September 28, 2004.

Item 5.  Other Information

     On September 28, 2004, our Board of Directors declared a regular semi-annual cash dividend of four cents per share on our outstanding common stock. The dividend is payable on November 1, 2004, to shareholders of record as of the close of business on October 8, 2004. On September 28, 2004, the Board also authorized us to repurchase an additional 22 million shares of our common stock after the prior authorizations to repurchase an aggregate of 115,400,000 shares of our common stock have been exhausted.

     We entered into a letter agreement dated October 7, 2004, with Joe R. Lee, our Chairman and Chief Executive Officer, providing that from the expected date of his retirement as our Chairman on November 29, 2005 until November 28, 2007, he will be a consultant to us, performing such duties as we may request, including consultation on matters on which he worked during his employment with us, or other matters affecting us and the restaurant industry. He may also represent us in restaurant industry associations and at related events. For these services, Mr. Lee will be paid a fee of $300,000 per year, will be reimbursed for reasonable travel and related expenses, and will be provided office space and secretarial support. Mr. Lee will not be eligible for employee benefits beyond those available to him as a retiree. Under the letter agreement, Mr. Lee also has agreed to keep confidential any of our proprietary information, not to compete with us or become an employee, director or owner of any other casual dining restaurant company anywhere in the United States, and not to employ, solicit or offer to employ any of our directors, officers or employees during the term of his consulting arrangement.

Item 6.  Exhibits

     Exhibit 10(a) Letter  Agreement dated October 7, 2004,  between Joe Lee and
                   Darden Restaurants, Inc.

     Exhibit 10(b) Form of Stock  Option  Award  Agreement  under  the  Darden
                   Restaurants, Inc. 2002 Stock Incentive Plan.

     Exhibit 10(c) Form of  Restricted  Stock Award  Agreement  under the Darden
                   Restaurants, Inc. 2002 Stock Incentive Plan.

     Exhibit 10(d) Form of Restricted  Stock Unit Award  Agreement  (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

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


                               DARDEN RESTAURANTS, INC.


Dated:   October 7, 2004    By: /s/ Paula J. Shives
                               -------------------------
                                Paula J. Shives
                                Senior Vice President,
                                General Counsel and Secretary



Dated:   October 7, 2004     By: /s/ Linda J. Dimopoulos
                               -------------------------
                               Linda J. Dimopoulos
                               Senior Vice President and Chief Financial Officer (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number        Exhibit Title

10(a) Letter Agreement dated October 7, 2004, between Joe Lee and Darden Restaurants, Inc.

10(b) Form of Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

10(c) Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

10(d) Form of Restricted Stock Unit Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

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