Form 10-K/A
period 2004-05-30
DARDEN RESTAURANTS INC
filed 2005-01-07
CIK 940944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------
                                   FORM 10-K/A
                               (Amendment No. 1)
                             ---------------------

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
Yes  X    No
   ----      ----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders on September 29, 2004, to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2004, are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE

     As previously disclosed, following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, Darden Restaurants, Inc. ("we," "our" or the "Company") determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on December 15, 2004, our Board of Directors concluded that our previously-filed financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 should be restated (the "Restatement"). Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

     This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended May 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on August 12, 2004 (the "Original Filing"), is being filed to reflect restatements of (i) our consolidated balance sheets at May 30, 2004 and May 25, 2003 and (ii) our consolidated statements of earnings, changes in stockholders' equity and accumulated other comprehensive income (loss), and cash flows, for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying audited consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II and Exhibit 12 of Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31(a), 31(b), 32(a) and 32(b), respectively.

     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended August 29, 2004 and/or our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2004 which are being filed concurrently with the filing of this Form 10-K/A and any reports filed with the SEC subsequent to the date of this filing.

     We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to May 30, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                         Page
Part I

         Item 1.  Business                                                 2
         Item 2.  Properties                                               15
         Item 3.  Legal Proceedings                                        15
         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         16

Part II

         Item 5.  Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of
                  Equity Securities                                        17
         Item 6.  Selected Financial Data                                  17
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      19
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk                                              31
         Item 8.  Financial Statements and Supplementary Data

                  Report of Management Responsibilities                    31
                  Report of Independent Registered Public
                  Accounting Firm                                          32
                  Consolidated Statements of Earnings                      33
                  Consolidated Balance Sheets                              34
                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income (Loss)                        35
                  Consolidated Statements of Cash Flows                    36
                  Notes to Consolidated Financial Statements               37

         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   57
         Item 9A. Controls and Procedures                                  57

Part III

         Item 10. Directors and Executive Officers of the
                  Registrant                                               58
         Item 11. Executive Compensation                                   58
         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management and Related
                  Stockholder Matters                                      58
         Item 13. Certain Relationships and Related Transactions           58
         Item 14. Principal Accountant Fees and Services                   58

Part IV

         Item 15. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                  59

Signatures                                                                 62

Exhibit Index                                                              63

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

     Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI and our other subsidiaries own the operating assets of the restaurants. GMRI was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K/A. Unless the context indicates otherwise, all references to Darden, "we", "our" or "us" include Darden, GMRI and our respective subsidiaries.

     We have a 52/53 week fiscal year ending on the last Sunday in May. Our 2004 fiscal year ended on May 30, 2004 and had 53 weeks. Our 2003 fiscal year ended on May 25, 2003, and our 2002 fiscal year ended on May 26, 2002, and each had 52 weeks.

     The following description of our business should be read in conjunction with the information in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K/A and our consolidated financial statements included in Item 8 of this Form 10-K/A.

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

-----------------------------

1Source: Nation's Restaurant News, "Special Report: Top 100," June 28, 2004 (based on revenues from company-owned restaurants).

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

     While we are a leader in the casual dining segment, we know we cannot be successful without a clear sense of who we are. Our core purpose is "To nourish and delight everyone we serve." This core purpose is supported by our core values:

         o    Integrity and fairness;
         o    Respect and caring;
         o    Diversity;
         o    Always learning/always teaching;
         o    Being "of service";
         o    Teamwork;and
         o    Excellence.

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

                                             Actual New          Projected New
                                       Restaurant Openings   Restaurant Openings
                                             Fiscal 2004          Fiscal 2005
                                             -----------          -----------
    Red Lobster........................           9                     2
    Olive Garden.......................          23                 15-20
    Bahama Breeze......................           4                     0
    Smokey Bones.......................          30                 30-40
    Seasons 52.........................           0                   2-3
                                                ----               -------
          Totals.......................          66                 49-65

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

                                   Capital        Square     Dining     Dining
                                 Investment(1)    Feet(2)    Seats(3)  Tables(4)
      Red Lobster (5).......      $3,475,000       6,954       221         59
      Olive Garden (6)......      $3,963,000       7,445       214         60
      Smokey Bones..........      $3,490,000       7,025       205         47

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

     Unfavorable PublicityRelating to Food Safety or Other Concerns. Multi-unit restaurant businesses can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects including obesity, or other operational concerns. Negative publicity may also result from actual or alleged violations of dram shop laws that may impose liability on sellers of liquors when a third party is injured as a result of intoxication. Regardless of whether the allegations are valid, unfavorable publicity relating to just one or a limited number of restaurants could taint public perception of the entire brand. Such unfavorable publicity and overall consumer perceptions of food safety could have a material adverse effect on our business.

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

     Of our 1,325 restaurants open on May 30, 2004, 816 were located on owned sites and 509 were located on leased sites. The 509 leases are classified as follows:

         Land-Only Leases (we own buildings and equipment)......        391
         Ground and Building Leases.............................         61
         Space/In-Line/Other Leases.............................         57
                                                                         --
                  Total.........................................        509
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

     We own or lease our executive offices, culinary center and training facilities in Orlando, Florida. Except in limited instances, our restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current and foreseeable needs. See also Note 5, "Land, Buildings, and Equipment" and Note 12, "Leases" under Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal United States market on which our common shares are traded is the New York Stock Exchange. As of July 26, 2004, there were approximately 37,501 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares on the New York Stock Exchange for each full quarterly period during fiscal 2003 and 2004 contained in Note 19, "Quarterly Data (unaudited)" under Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A. We have not sold any securities during the last three years that were not registered under the Securities Act of 1933.

     The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter of fiscal 2004. Since commencing our repurchase program in December 1995, we have repurchased a total of 109,211,684 shares under authorizations from our Board of Directors to repurchase an aggregate of 115,400,000 shares.

---------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                     Total Number         Average        Part of Publicly           May Yet be
                                     of Shares           Price Paid      Announced Plans or     Purchased Under the
             Period                 Purchased (1)         per Share           Programs                Program (2)
---------------------------------------------------------------------------------------------------------------------
February 23, 2004 through
   March 28, 2004                        1,166,697          $24.83          1,166,697                   9,410,327
---------------------------------------------------------------------------------------------------------------------
March 29, 2004 through
   April 25, 2004                        1,802,011          $23.76          1,802,011                   7,608,316
---------------------------------------------------------------------------------------------------------------------
April 26, 2004 through
   May 30, 2004                          1,450,000          $21.91          1,450,000                   6,158,316
---------------------------------------------------------------------------------------------------------------------
Total                                    4,418,708          $23.44          4,418,708                   6,158,316
---------------------------------------------------------------------------------------------------------------------

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

Item 6.  SELECTED FINANCIAL DATA

     The following information has been restated to reflect adjustments to the Original Filing that are further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A. You should read the selected consolidated historical financial information set forth below along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our restated audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

Five-Year Financial Summary
(In thousands, except per share data)

                                                                 Fiscal Year Ended (as restated)
 -----------------------------------------------------------------------------------------------------------------------
                                                  May 30,        May 25,       May 26,       May 27,        May 28,
 Operating Results                                2004(1)          2003          2002          2001          2000
 -----------------------------------------------------------------------------------------------------------------------
 Sales                                            $5,003,355      $4,654,971   $4,366,911    $3,992,419    $3,675,461
 -----------------------------------------------------------------------------------------------------------------------
 Costs and expenses:
    Cost of sales:
      Food and beverage                            1,526,875       1,449,162    1,384,481     1,302,926     1,199,709
      Restaurant labor                             1,601,258       1,485,046    1,373,416     1,261,837     1,181,156
      Restaurant expenses (3)                        774,806         713,699      636,575       566,234       516,976
 -----------------------------------------------------------------------------------------------------------------------
 Total cost of sales, excluding restaurant
    depreciation and amortization (2), (3)        $3,902,939      $3,647,907  $3,394,472     $3,130,997    $2,897,841
 Selling, general, and administrative                472,109         431,722     417,158        389,240       363,041
 Depreciation and amortization                       210,004         191,218     165,829        146,864       130,464
 Interest, net                                        43,659          42,597      36,585         30,664        22,388
 Asset impairment and restructuring charges
    (credits), net                                    41,868           3,924      (2,568)            --        (5,931)
 -----------------------------------------------------------------------------------------------------------------------
 Total costs and expenses (3)                     $4,670,579      $4,317,368  $4,011,476     $3,697,765    $3,407,803
 -----------------------------------------------------------------------------------------------------------------------
 Earnings before income taxes (3)                    332,776         337,603     355,435        294,654       267,658
 Income taxes (3)                                    105,603         111,624     122,664        101,707        94,812
 -----------------------------------------------------------------------------------------------------------------------
 Net earnings (3)                                 $  227,173      $  225,979  $  232,771     $  192,947    $  172,846
 -----------------------------------------------------------------------------------------------------------------------
  Net earnings per share:
    Basic (3)                                     $     1.39      $    1.33   $     1.33     $     1.07    $     0.90
    Diluted (3)                                   $     1.34      $    1.27   $     1.27     $     1.04    $     0.87
 -----------------------------------------------------------------------------------------------------------------------
 Average number of common shares outstanding,
 net of shares held in Treasury:
      Basic                                          163,500         170,300     174,700        179,600       192,800
      Diluted                                        169,700         177,400     183,500        185,600       197,800
 =======================================================================================================================
 Financial Position
 Total assets                                     $2,780,348      $2,664,633  $2,529,736     $2,216,534    $1,969,555
 Land, buildings, and equipment                    2,250,616       2,157,132   1,926,947      1,779,515     1,578,541
 Working capital (deficit)                          (337,174)       (314,280)   (157,662)      (226,116)     (316,427)
 Long-term debt                                      653,349         658,086     662,506        520,574       306,586
 Stockholders' equity (3)                          1,175,288       1,130,055   1,069,606        978,954       908,199
 Stockholders' equity per outstanding shares            7.42            6.85        6.21           5.56          4.96
 =======================================================================================================================
 Other Statistics
 Cash flow from operations                       $   525,411     $   508,635  $  508,101     $  420,570    $  342,626
 Capital expenditures                                354,326         423,273     318,392        355,139       268,946
 Dividends paid                                       12,984          13,501       9,225          9,458        10,134
 Dividends paid per share                              0.080           0.080       0.053          0.053         0.053
 Advertising expense                                 210,989         200,020     184,163        177,998       165,590

 Stock price:
    High                                               25.60           27.83      29.767         19.660        15.375
    Low                                                17.80           16.46      15.400         10.292         8.292
    Close                                        $     22.50      $    18.35  $   25.030     $   19.267    $   12.583


 Number of employees                                 141,300         140,700     133,200        128,900       122,300

 Number of restaurants                                 1,325           1,271       1,211          1,168         1,139
 =======================================================================================================================

(1) Fiscal year 2004 consisted of 53 weeks while all other fiscal years consisted of 52 weeks.
(2) Total cost of sales, excluding restaurant depreciation and amortization of $195,486, $177,127, $155,837, $138,229, and $123,477, respectively.
(3)  Amounts have been adjusted as a result of the Restatement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis below for the Company should be read in conjunction with our consolidated financial statements and related notes found elsewhere in this report. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

For financial reporting, we operate on a 52/53 week fiscal year ending on the last Sunday in May. Our 2004 fiscal year, which ended on May 30, 2004, had 53 weeks. Our 2003 fiscal year, which ended on May 25, 2003, and our 2002 fiscal year, which ended on May 26, 2002, each had 52 weeks. We have included in this discussion certain financial information for fiscal 2004 on a 52-week basis in order to assist investors in making comparisons to our prior fiscal years.

RESTATEMENT

Following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets, if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws. The Restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-K/A and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

The cumulative effect of the Restatement through fiscal 2004 is an increase in deferred rent liability of $114 million and a decrease in deferred income tax liability of $44 million. As a result, retained earnings at the end of fiscal 2004 decreased by $70 million. Rent expense for fiscal years ended 2004, 2003 and 2002 increased by $7 million, $10 million, and $8 million, respectively. The Restatement decreased reported diluted net earnings per share by $0.02, $0.04 and $0.03 for the fiscal years ended 2004, 2003, and 2002, respectively. The Restatement did not have any impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

The impact of these adjustments on the consolidated statements of earnings for each of the three fiscal years from 2002 through 2004 is shown in the table below. Further information on the nature and impact of these adjustments is provided in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A.

               Net Earnings Adjustments Related to the Restatement
                      (in thousands, except per share data)

                                                                As Previously
Fiscal Year 2004                                                  Reported         Adjustments       As Restated
-------------------------------------------------------------------------------------------------------------------
    Restaurant expenses                                         $    767,584      $      7,222         $  774,806
    Total cost of sales                                            3,895,717             7,222          3,902,939
    Total costs and expenses                                       4,663,357             7,222          4,670,579
    Earnings before income taxes                                     339,998            (7,222)           332,776
    Income taxes                                                     108,536            (2,933)           105,603
    Net earnings                                                     231,462            (4,289)           227,173
    Basic net earnings per share                                        1.42             (0.03)              1.39
    Diluted net earnings per share                               $      1.36      $      (0.02)        $     1.34

                                                                As Previously
Fiscal Year 2003                                                  Reported         Adjustments       As Restated
-------------------------------------------------------------------------------------------------------------------
    Restaurant expenses                                         $    703,554      $     10,145        $   713,699
    Total cost of sales                                            3,637,762            10,145          3,647,907
    Total costs and expenses                                       4,307,223            10,145          4,317,368
    Earnings before income taxes                                     347,748           (10,145)           337,603
    Income taxes                                                     115,488            (3,864)           111,624
    Net earnings                                                     232,260            (6,281)           225,979
    Basic net earnings per share                                        1.36             (0.03)              1.33
    Diluted net earnings per share                              $       1.31      $      (0.04)       $      1.27

                                                                As Previously
Fiscal Year 2002                                                  Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
    Restaurant expenses                                         $    628,701       $     7,874       $    636,575
    Total cost of sales                                            3,386,598             7,874          3,394,472
    Total costs and expenses                                       4,003,602             7,874          4,011,476
    Earnings before income taxes                                     363,309            (7,874)           355,435
    Income taxes                                                     125,521            (2,857)           122,664
    Net earnings                                                     237,788            (5,017)           232,771
    Basic net earnings per share                                        1.36             (0.03)              1.33
    Diluted net earnings per share                              $       1.30       $     (0.03)      $       1.27



OVERVIEW OF OPERATIONS

Our business operates in the casual dining segment of the restaurant industry, primarily in the United States. At May 30, 2004, we operated 1,325 Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones Barbeque & Grill, and Seasons 52 restaurants in the United States and Canada and licensed 38 Red Lobster restaurants in Japan. We own and operate all of our restaurants in the United States and Canada, with no franchising.

Our sales were $5.00  billion in fiscal 2004 and $4.65 billion in fiscal 2003, a
7.5 percent increase. On a 52-week basis, after adjusting for the $90 million of sales contributed by the additional 53rd operating week in fiscal 2004, total sales would have been $4.91 billion for fiscal 2004, a 5.5 percent increase from fiscal 2003. Net earnings for fiscal 2004 were $227 million ($1.34 per diluted share) compared with net earnings for fiscal 2003 of $226 million ($1.27 per diluted share). Net earnings for fiscal 2004 increased 0.5 percent and diluted net earnings per share increased 5.5 percent compared to fiscal 2003. Although Red Lobster's string of 23 consecutive quarters of U.S. same-restaurant sales gains ended during fiscal 2004, Red Lobster has made progress in some important areas. Red Lobster improved its operating efficiency during fiscal 2004 through improvements in labor management and other cost controls, as well as implementing a less-disruptive promotional strategy in the second half of fiscal 2004, which resulted in higher operating profit than in fiscal 2003. Results from guest satisfaction surveys also improved as the fiscal year progressed. Red Lobster retained a new advertising agency in fiscal 2004 and is in the process of developing a marketing plan designed to achieve more sustainable benefits than have been obtained in prior years. Red Lobster also is developing new entree offerings in the $10-$15 price range to strengthen the value offered to its guests. Olive Garden's sales gains in fiscal 2004, combined with lower food
and  beverage   costs,   restaurant
expenses, and selling, general, and administrative expenses as a percent of sales, more than offset increased restaurant labor expenses as a percent of sales. This resulted in a double-digit increase in operating profit for Olive Garden during fiscal 2004 along with record annual operating profit and return on sales.

In fiscal 2005, we expect to increase our number of restaurants by approximately 50 to 60 restaurants. We expect combined same-restaurant sales growth in fiscal 2005 of between one percent and three percent for Red Lobster and Olive Garden. We believe we can achieve diluted net earnings per share growth in the range of 8 percent to 12 percent for fiscal 2005. In fiscal 2005, we also expect Bahama Breeze to be accretive to earnings, and Smokey Bones to remain dilutive to earnings. However, we expect Smokey Bones to be accretive to earnings in the second half of fiscal 2005. As with same-restaurant sales growth, there can always be some quarter-to-quarter variability in operating results, where specific factors put us above or below the expected range of diluted net earnings per share growth. We believe our strong balance sheet and cash flows will be important factors in helping us reach our goals.

Our mission is to be the best in casual dining, now and for generations. To achieve this goal, we focus on four strategic imperatives: leadership excellence, brand management excellence, service and hospitality excellence, and culinary and beverage excellence.

From a financial perspective, we seek to increase sales and profits. To evaluate our operations and assess our financial performance, we use the following two key factors:

     o Same-restaurant sales - a year-over-year comparison of each period's sales volumes for restaurants that are open more than 16 months; and
     o Operating margins - restaurant sales less restaurant-level cost of sales (food and beverage costs, restaurant labor, and other restaurant expenses).

Increasing same-restaurant sales can increase operating margins, since these incremental sales provide better leverage of our fixed costs. Same-restaurant sales increases can be generated by increases in guest traffic, increases in the average guest check, or a combination of the two. The average guest check can be impacted by menu price changes and by the mix of menu items sold. For each concept, we gather sales data daily and regularly analyze the guest traffic counts and the mix of menu items sold to assist in developing menu pricing, product offerings, and promotional strategies. We view guest traffic counts as an indication of the long-term health of a concept, while increases in average check and menu mix may contribute more significantly to near-term profitability. We continually focus on balancing our pricing and product offerings with other initiatives to generate sustainable growth in same-restaurant sales.

Incremental same-restaurant sales increases make a significant contribution to our profitability. Many restaurant-level expenses are relatively fixed in nature and do not vary with sales volumes. Therefore, same-restaurant sales increases can improve our profitability. We define same-restaurants as restaurants that have been open at least 16 months. New restaurants experience an adjustment period before sales levels and operating margins normalize, and sales at newly opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants, and the closing, relocation, and remodeling of existing restaurants. Pre-opening expenses each period reflect the costs associated with opening new restaurants in current and future periods.

There are significant risks and challenges that could impact our operations and ability to increase sales and earnings. The casual dining restaurant industry is highly competitive and sensitive to economic turns, trends in lifestyles and fluctuating costs. Operating margins for our concepts are susceptible to changes in the price of commodities, including seafood, beef, pork, chicken, cheese, produce, natural gas, and other energy supplies. Other risks and uncertainties include the price and availability of labor, insurance and media; possible unfavorable publicity relating to food safety or other concerns; government regulation and litigation; and factors that could impact our growth plans, including the availability of suitable restaurant locations, construction cost increases, construction delays, and other factors.

RESULTS OF OPERATIONS FOR FISCAL 2004, 2003 and 2002

The following table sets forth selected operating data as a percentage of sales for the 53-week period ended May 30, 2004 and the 52-week periods ended May 25, 2003 and May 26, 2002. All information is derived from the consolidated statements of earnings for the periods indicated.

                                                                                  Fiscal Years
 ------------------------------------------------------------------------------------------------------------------
                                                                     2004             2003             2002
 ------------------------------------------------------------------------------------------------------------------
                                                                 (as restated)    (as restated)    (as restated)
 Sales.........................................................      100.0%           100.0%           100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage........................................       30.5             31.1             31.7
      Restaurant labor.........................................       32.0             31.9             31.5
      Restaurant expenses......................................       15.5             15.3             14.6
                                                                    ------           ------           ------
        Total cost of sales, excluding restaurant depreciation
           and amortization of 3.9%, 3.8%, and 3.6%,                  78.0%            78.3%            77.8%
           respectively........................................
    Selling, general, and administrative.......................        9.4              9.3              9.5
    Depreciation and amortization..............................        4.2              4.1              3.8
    Interest, net..............................................        0.9              0.9              0.9
    Asset impairment and restructuring charges (credits), net..        0.9              0.1             (0.1)
                                                                    ------           ------           ------
              Total costs and expenses.........................       93.4%            92.7%            91.9%
                                                                    ------           ------           ------

 Earnings before income taxes..................................        6.6              7.3              8.1
 Income taxes..................................................        2.1              2.4              2.8
                                                                    ------           ------           ------

 Net earnings..................................................        4.5%             4.9%             5.3%
                                                                    ======           ======           ======
 ------------------------------------------------------------------------------------------------------------------


SALES

Sales were $5.00 billion in fiscal 2004, $4.65 billion in fiscal 2003, and $4.37 billion in fiscal 2002. The 7.5% increase in company-wide sales for fiscal 2004 was primarily due to a net increase of 54 company-owned restaurants since fiscal 2003, same-restaurant sales increases at Olive Garden, and the additional operating week in fiscal 2004. These sales increases were partially offset by decreased same-restaurant sales at Red Lobster. After adjusting for $90 million of sales contributed by the additional operating week, total sales would have been $4.91 billion for fiscal 2004 on a 52-week basis, a 5.5 percent increase from fiscal 2003.

Red Lobster sales of $2.44 billion were 0.1 percent above last year. U.S. same-restaurant sales for Red Lobster decreased 3.5 percent due to a 6.5 percent decrease in same-restaurant guest counts, offset partially by a 3.0 percent increase in average check. Average annual sales per restaurant for Red Lobster were $3.6 million in fiscal 2004 (on a 52-week basis).

Olive Garden sales of $2.21 billion were 11.1 percent above last year. U.S. same-restaurant sales for Olive Garden increased 4.6 percent due to a 3.0 percent increase in average check and a 1.6 percent increase in same-restaurant guest counts. Average annual sales per restaurant for Olive Garden were $4.1 million in fiscal 2004 (on a 52-week basis). Olive Garden has enjoyed 39 consecutive quarters of U.S. same-restaurant sales increases.

Bahama  Breeze  sales of $176 million  were 28 percent  above last year.  Bahama
Breeze  opened  four new  restaurants  during  fiscal  2004,  including  its new
prototype   restaurant  in  Pittsburgh,   PA.  Bahama  Breeze  also  closed  six
restaurants during the fourth quarter of fiscal 2004 as a result of a comprehensive analysis performed during the fourth quarter of fiscal 2004 that examined restaurants not meeting our minimum return-on-investment thresholds and certain other operating performance criteria. Average annual sales per restaurant (excluding the six closed restaurants) were $5.2 million (on a 52-week basis). Smokey Bones sales of $174 million were 87 percent above last year. Average annual sales per restaurant were $3.2 million (on a 52-week basis). Smokey Bones opened 30 new restaurants during fiscal 2004.

The 6.6 percent increase in company-wide sales for fiscal 2003 versus fiscal 2002 was primarily due to same-restaurant sales increases in the U.S. and a net increase of 60 company-owned restaurants since fiscal 2002. Red Lobster sales of $2.43 billion were 4.1 percent above fiscal 2002. U.S. same-restaurant sales for Red Lobster increased 2.7 percent due to a 3.1 percent increase in average check, partially offset by a 0.4 percent decrease in same-restaurant guest counts. Average annual sales per restaurant for Red Lobster were $3.7 million in fiscal 2003. Olive Garden sales of $1.99 billion were 6.8 percent above fiscal 2002. U.S. same-restaurant sales for Olive Garden increased 2.2 percent due to a
3.7 percent increase in average check and a 1.5 percent decrease in same-restaurant guest counts. Average annual sales per restaurant for Olive Garden were $3.9 million in fiscal 2003. Bahama Breeze opened five new restaurants during fiscal 2003 and generated sales that exceeded $137 million. Smokey Bones opened 20 new restaurants during fiscal 2003 and generated sales of $93 million.

COSTS AND EXPENSES

Total costs and expenses were $4.67 billion in fiscal 2004, $4.32 billion in fiscal 2003, and $4.01 billion in fiscal 2002. Total costs and expenses in fiscal 2004 were 93.4 percent of sales, an increase from 92.7 percent of sales in fiscal 2003. The following analysis of the components of total costs and expenses is presented as a percent of sales.

Food and beverage costs increased $78 million, or 5.4 percent, from $1.45 billion to $1.53 billion in fiscal 2004 compared to fiscal 2003. Food and beverage costs increased $65 million, or 4.7 percent, from $1.38 billion to $1.45 billion in fiscal 2003 compared to fiscal 2002. As a percent of sales, food and beverage costs decreased from the prior year in fiscal 2004 and fiscal 2003 primarily as a result of pricing changes, and favorable changes in promotional and menu mix of sales, which was partially offset by higher seafood costs and by crab usage and additional plate accompaniments at Red Lobster during its crab promotion in the first quarter of fiscal 2004. Other commodity costs, such as chicken and shrimp, decreased modestly.

Restaurant labor increased $116 million, or 7.8 percent, from $1.49 billion to $1.60 billion in fiscal 2004 compared to fiscal 2003. Restaurant labor increased $112 million, or 8.1 percent, from $1.37 billion to $1.49 billion in fiscal 2003 compared to fiscal 2002. As a percent of sales, restaurant labor increased in fiscal 2004 primarily as a result of a modest increase in wage rates at Red Lobster and Olive Garden, and higher manager bonuses at Olive Garden as a result of their increased operating performance in fiscal 2004. These factors were only partially offset by the favorable impact of higher sales volumes and lower health insurance costs as a result of fewer claims. As a percent of sales, restaurant labor increased in fiscal 2003 primarily as a result of a modest increase in wage rates, higher promotional staffing levels, and increased sales volatility, which made it more difficult to predict staffing needs. These factors were only partially offset by the favorable impact of higher sales volumes.

Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $61 million, or 8.6 percent, from $714 million to $775 million in fiscal 2004 compared to fiscal 2003. Restaurant expenses increased $77 million, or 12.1 percent, from $637 million to $714 million in fiscal 2003 compared to fiscal 2002. As a percent of sales, restaurant expenses increased in fiscal 2004 and fiscal 2003 primarily due to increased utility, workers' compensation, insurance and new restaurant pre-opening costs. These cost increases were only partially offset by the favorable impact of higher sales volumes.

Selling, general, and administrative expenses increased $40 million, or 9.4 percent, from $432 million to $472 million in fiscal 2004 compared to fiscal 2003. Selling, general, and administrative expenses increased $15 million, or
3.5 percent, from $417 million to $432 million in fiscal 2003 compared to fiscal 2002. As a percent of sales, selling, general, and administrative expenses increased in fiscal 2004 primarily due to increased employee benefit costs, an increase in the amount contributed to the Darden Restaurants, Inc. Foundation, and an increase in litigation related costs, which were only partially offset by the favorable impact of higher sales volumes. As a percent of sales, selling, general, and administrative expenses in fiscal 2003 were less than fiscal 2002 primarily as a result of decreased bonus costs and the favorable impact of higher sales volumes, which were partially offset by increased marketing expense incurred in response to the challenging economic and competitive environment.

Depreciation and amortization expense increased $19 million, or 9.8 percent, from $191 million to $210 million in fiscal 2004 compared to fiscal 2003. Depreciation and amortization expense increased $25 million, or 15.3 percent, from $166 million to $191 million in fiscal 2003 compared to fiscal 2002. As a percent of sales, depreciation and amortization increased in fiscal 2004 and 2003 primarily as a result of new restaurant and remodel activities, which were only partially offset by the favorable impact of higher sales volumes.

Net interest expense increased $1 million, or 2.5 percent, from $43 million to $44 million in fiscal 2004 compared to fiscal 2003. Net interest expense increased $6 million, or 16.4 percent, from $37 million to $43 million in fiscal 2003 compared to fiscal 2002. As a percent of sales, net interest expense in fiscal 2004 was comparable to fiscal 2003, reflecting lower interest income in fiscal 2004, offset by the favorable impact of higher sales volumes. As a percent of sales, net interest expense in fiscal 2003 was comparable to fiscal 2002 primarily because increased interest expense associated with higher average debt levels in fiscal 2003 was offset by the favorable impact of higher sales volumes.

After a comprehensive analysis performed during the fourth quarter of fiscal 2004 that examined restaurants not meeting our minimum return-on-investment thresholds and other operating performance criteria, we recorded a $36.5 million pre-tax ($22.4 million after-tax) charge for long-lived asset impairments associated with the closing of six Bahama Breeze restaurants and the write-down of the carrying value of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant, which continued to operate. We also recorded a $1.1 million pre-tax ($0.7 million after-tax) restructuring charge primarily related to severance payments made to certain restaurant employees and exit costs associated with the closing of the six Bahama Breeze restaurants. During fiscal 2004, certain changes were made at Bahama Breeze to improve its sales, financial performance, and overall long-term potential, including the addition of lunch at most restaurants and introduction of a new dinner menu. The decision to close certain Bahama Breeze restaurants and write down the carrying value of others was based on our on-going review of each individual restaurant's performance against our expectations and their ability to successfully implement these changes. Based on our review of the other 28 Bahama Breeze restaurants, we believe their locations and ability to execute these and future initiatives will minimize the likelihood that additional impairment charges will be required. The write-down of the carrying value of one Olive Garden restaurant and one Red Lobster restaurant was a result of less-than-optimal locations. We will continue to evaluate all of our locations to minimize the risk of future asset impairment charges. In addition to the fiscal 2004 fourth quarter action, we recognized asset impairment charges in the amount of $5.7 million and $4.9 million in fiscal 2004 and 2003, respectively, related to the relocation and rebuilding of certain restaurants. Asset impairment credits related to the sale of assets that were previously impaired amounted to $1.4 million and $0.6 million in fiscal 2004 and 2003, respectively. Pre-tax restructuring credits of $0.4 million and $2.6 million were recorded in fiscal 2003 and 2002, respectively. The credits resulted from lower than projected costs of lease terminations in connection with our fiscal 1997 restructuring. All fiscal 1997 restructuring actions were completed as of May 25, 2003.

INCOME TAXES

The effective income tax rates for fiscal 2004, 2003, and 2002 were 31.7 percent, 33.1 percent, and 34.5 percent, respectively. The rate decrease in fiscal 2004 and fiscal 2003 was primarily a result of favorable resolutions of prior year tax matters and an increase in FICA tax credits for employee-reported tips.

NET EARNINGS AND NET EARNINGS PER SHARE

Net earnings for fiscal 2004 were $227 million ($1.34 per diluted share) compared with net earnings for fiscal 2003 of $226 million ($1.27 per diluted share) and net earnings for fiscal 2002 of $233 million ($1.27 per diluted share).

Net earnings for fiscal 2004 increased 0.5 percent and diluted net earnings per share increased 5.5 percent compared to fiscal 2003. The increase in net earnings was primarily due to decreases in food and beverage costs as a percent of sales, which were only partially offset by increases in restaurant labor, restaurant expenses, selling, general, and administrative expenses, and depreciation and amortization expense as a percent of sales. Net earnings were also impacted by the $38 million pre-tax ($23 million after-tax) asset impairment and restructuring charges recognized during fiscal 2004 related to the closing of six Bahama Breeze restaurants and write down of another four Bahama Breeze restaurants, one Olive Garden restaurant and one Red Lobster restaurant. The increase in diluted net earnings per share is primarily due to a reduction in the average diluted shares outstanding from fiscal 2003 to fiscal 2004 because of our continuing repurchase of our common stock.

Net earnings for fiscal 2003 decreased 2.9 percent and diluted net earnings per share was comparable to fiscal 2002. The decrease in net earnings was primarily due to increases in restaurant labor, restaurant expenses, and depreciation and amortization expenses as a percent of sales, which were only partially offset by decreases in food and beverage costs and selling, general, and administrative costs as a percent of sales. Diluted net earnings per share for fiscal 2003 was comparable to fiscal 2002 due to a reduction in the average diluted shares outstanding from fiscal 2002 to fiscal 2003 because of our continuing repurchase of our common stock, which was offset by the decrease in net earnings in fiscal 2003.

SEASONALITY

Our sales volumes fluctuate seasonally. During fiscal 2004, 2003, and 2002, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather, and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

IMPACT OF INFLATION

We do not believe inflation had a significant overall effect on our operations during fiscal 2004, 2003, and 2002. We believe we have historically been able to pass on increased operating costs through menu price increases and other strategies.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Land, Buildings, and Equipment

Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings, are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to 10 years, also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.


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

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. In fiscal 2004, we recognized asset impairment charges of $37 million ($22 million after-tax) for the closing of six Bahama Breeze restaurants and the write-down of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant based on an evaluation of expected cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities provide us with a significant source of liquidity. Since substantially all our sales are for cash and cash equivalents, and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.

We manage our business and our financial ratios to maintain an investment grade bond rating, which allows flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries "Baa1" (Moody's Investors Service), "BBB+" (Standard & Poor's) and "BBB+" (Fitch) ratings. Our commercial paper has ratings of "P-2" (Moody's Investors Service), "A-2" (Standard & Poor's) and "F-2" (Fitch). These ratings are as of the date of this annual report and have been obtained with the understanding that Moody's Investors Service, Standard & Poor's, and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings may be changed, superseded, or withdrawn at any time.

Our commercial paper program serves as our primary source of short-term financing. At May 30, 2004, $15 million was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, as amended, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants are expected to impact our liquidity or capital resources. At May 30, 2004, we were in compliance with all covenants under the Credit Agreement.

At May 30, 2004, our long-term debt consisted principally of: (1) $150 million of unsecured 8.375 percent senior notes due in September 2005, (2) $150 million of unsecured 6.375 percent notes due in February 2006, (3) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (4) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (5) $100 million of unsecured 7.125 percent debentures due in February 2016, and (6) an unsecured, variable rate, $29 million commercial bank loan due in December 2018 that supports two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. Through a shelf registration on file with the Securities and Exchange Commission (SEC), we may issue up to an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates, and may have maturity dates of nine months or more after issuance.

A summary of our contractual obligations and commercial commitments at May 30, 2004, is as follows (in thousands):


---------------------------------------------------------------------------------------------------------------------
                                                             Payments Due by Period
---------------------------------------------------------------------------------------------------------------------
       Contractual                             Less than            1-3                3-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
---------------------------------------------------------------------------------------------------------------------
Short-term debt            $     14,500       $  14,500       $         --        $       --          $       --
---------------------------------------------------------------------------------------------------------------------
Long-term debt (1)              654,403              --            450,000                --             204,403
---------------------------------------------------------------------------------------------------------------------
Operating leases                373,699          62,070            108,218            80,009             123,402
---------------------------------------------------------------------------------------------------------------------
Purchase obligations(2)         670,019         575,836             94,183                --                  --
---------------------------------------------------------------------------------------------------------------------
Total contractual cash
      obligations          $  1,712,621       $ 652,406       $    652,401           $80,009          $  327,805
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                   Amount of Commitment Expiration per Period
---------------------------------------------------------------------------------------------------------------------
                               Total
    Other Commercial          Amounts        Less than             1-3               3-5              After 5
       Commitments           Committed        1 Year              Years             Years              Years
---------------------------------------------------------------------------------------------------------------------
Trade letters of credit        $    242        $    242          $      --          $      --           $    --
---------------------------------------------------------------------------------------------------------------------
Standby letters of
     credit (3)                  88,376          88,376                 --                 --                --
---------------------------------------------------------------------------------------------------------------------
Guarantees (4)                    4,346             796              1,488              1,147               915
---------------------------------------------------------------------------------------------------------------------
Other                             2,125             750              1,375                 --                --
---------------------------------------------------------------------------------------------------------------------
Total commercial
     commitments               $ 95,089        $ 90,164          $   2,863          $   1,147           $   915
---------------------------------------------------------------------------------------------------------------------

1)   Excludes issuance discount of $1,054.
2) Includes commitments for food and beverage items and supplies, capital projects, and other miscellaneous commitments.
3) Includes letters of credit for $72,480 of workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $7,635 of lease payments included in contractual operating lease obligation payments noted above.
4) Consists solely of guarantees associated with sub-leased properties. We are not aware of any non-performance under these sub-lease arrangements that would result in us having to perform in accordance with the terms of the guarantees.

As disclosed in Exhibit 12 to this Form 10-K/A, our fixed-charge coverage ratio, which measures the number of times each year that we earn enough to cover our fixed charges, amounted to 5.7 times and 5.8 times for the fiscal years ended May 30, 2004 and May 25, 2003, respectively. Our adjusted debt to adjusted total capital ratio (which includes 6.25 times the total annual restaurant minimum rent ($56.5 million and $48.1 million for the fiscal years ended May 30, 2004 and May 25, 2003, respectively) and 3.00 times the total annual restaurant equipment minimum rent ($.1 million and $5.7 million for the fiscal years ended May 30, 2004 and May 25, 2003, respectively) as components of adjusted debt and adjusted total capital) was 46 percent at May 30, 2004 and May 25, 2003. We use the lease-debt equivalent in our adjusted debt to adjusted total capital ratio as we believe its inclusion better represents the optimal capital structure that we target from period to period.

Based on these ratios, we believe our financial condition is strong. The composition of our capital structure is shown in the following table.


 (In millions, except ratios)                                               May 30, 2004          May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
                                                                           (as restated)         (as restated)
 CAPITAL STRUCTURE
 -------------------------------------------------------------------------------------------------------------------
 Short-term debt                                                                $     15              $     --
 Long-term debt                                                                      653                   658
 Stockholders' equity                                                              1,175                 1,130
 -------------------------------------------------------------------------------------------------------------------
 Total capital                                                                  $  1,843              $  1,788
 ===================================================================================================================
 ADJUSTMENTS TO CAPITAL
 -------------------------------------------------------------------------------------------------------------------
 Short-term debt                                                                $     15              $     --
 Long-term debt                                                                      653                   658
 Lease-debt equivalent                                                               353                   318
 -------------------------------------------------------------------------------------------------------------------
 Adjusted debt                                                                    $1,021              $    976
 Stockholders' equity                                                              1,175                 1,130
 -------------------------------------------------------------------------------------------------------------------
 Adjusted total capital                                                           $2,196              $  2,106
 ===================================================================================================================
 CAPITAL STRUCTURE RATIOS
 -------------------------------------------------------------------------------------------------------------------
 Debt to total capital ratio                                                          36%                   37%
 Adjusted debt to adjusted total capital ratio                                        46%                   46%
 ===================================================================================================================

Net cash flows used in financing activities included our repurchase of 10.7 million shares of our common stock for $235 million in fiscal 2004, compared to
10.7 million shares for $213 million in fiscal 2003, and 9.0 million shares for $209 million in fiscal 2002. Our Board of Directors has authorized us to repurchase up to 115.4 million shares of our common stock. At May 30, 2004, a total of 109.2 million shares have been repurchased under the authorization. The repurchased common stock is reflected as a reduction of stockholders' equity. Net cash flows used in financing activities also included dividends paid to stockholders of $13 million, $14 million, and $9 million in fiscal 2004, 2003, and 2002, respectively.

Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $354 million in fiscal 2004, compared to $423 million in fiscal 2003, and $318 million in fiscal 2002. The decreased expenditures in fiscal 2004 resulted primarily from decreased spending associated with building fewer new restaurants and fewer remodels. The increased expenditures in fiscal 2003 resulted primarily from increased spending associated with building more new restaurants and replacing equipment. We estimate that our fiscal 2005 capital expenditures will approximate $360 million.

Net cash flows provided by operating activities for fiscal 2003 included a $20 million contribution to our defined benefit pension plans, which enabled the plans to maintain a fully funded status as of the plans' February 28, 2003 annual valuation date. Less than $0.1 million was required to fund our defined benefit pension plans in fiscal 2004 and fiscal 2002. Our defined benefit and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". We use certain assumptions including, but not limited to, the selection of a discount rate, expected long-term rate of return on plan assets, and expected health care cost trend rates. We set the discount rate assumption annually for each plan at its valuation date to reflect the yield of high quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. At May 30, 2004, our discount rate was 6.0 percent. The expected long-term rate of return on plan assets and health care cost trend rates are based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of leading financial advisers and economists. Based on our analysis during fiscal 2003, we lowered our defined benefit plans' expected long-term rate of return on plan assets for fiscal 2004 from 10.4 percent to 9.0 percent. The change in our defined benefit plans' expected long-term rate of return on plan assets decreased earnings before income taxes by approximately $2 million in fiscal 2004. At May 30, 2004, our expected health care cost trend rates ranged from 11.0 percent to 12.0 percent for fiscal 2005, depending on the medical service category. The rates gradually decrease to 5.0 percent through fiscal 2010 and remain at that level thereafter.

The expected long-term rate of return on plan assets component of our net periodic benefit cost is calculated based on the market-related value of plan assets. Our target asset allocation is 35 percent U.S. equities, 30 percent high-quality, long-duration fixed-income securities, 15 percent international equities, 10 percent private equities, and 10 percent real assets. We monitor our actual asset allocation to ensure that it approximates our target allocation and believe that our long-term asset allocation will continue to approximate our target allocation. Our historical ten-year rate of return on plan assets, calculated using the geometric method average of returns, is approximately 10.5 percent as of May 30, 2004.

We have an unrecognized net actuarial loss for the defined benefit plans and postretirement benefit plan as of May 30, 2004, of $62 million and $6 million, respectively. The unrecognized net actuarial loss represents changes in the amount of the projected benefit obligation and plan assets resulting from differences in the assumptions used and actual experience. The amortization of the unrecognized net actuarial loss component of our fiscal 2005 net periodic benefit cost for the defined benefit plans and postretirement benefit plan is expected to be approximately $5 million and $0.3 million, respectively.

We believe our defined benefit and postretirement benefit plan assumptions are appropriate based upon the factors discussed above. However, other assumptions could also be reasonably applied that could differ from the assumptions used. A quarter percentage point change in the defined benefit plans' discount rate and the expected long-term rate of return on plan assets would increase or decrease earnings before income taxes by $0.8 million and $0.4 million, respectively. A quarter percentage point change in our postretirement benefit plan discount rate would increase or decrease earnings before income taxes by $0.1 million. A one percentage point increase in the health care cost trend rates would have increased the accumulated postretirement benefit obligation (APBO) by $4 million at May 30, 2004, and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $0.3 million for fiscal 2004. A one percentage point decrease in the health care cost trend rates would have decreased the APBO by $3 million at May 30, 2004, and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost by $0.3 million for fiscal 2004. These changes in assumptions would not significantly impact our funding requirements.

We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, borrowings available under our shelf registration for unsecured debt securities, and short-term commercial paper program should be sufficient to finance our capital expenditures, stock repurchase program, and other operating activities through fiscal 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

FINANCIAL CONDITION

Our current assets totaled $346 million at May 30, 2004, compared to $326 million at May 25, 2003. The increase resulted primarily from increases in inventories of $25 million that resulted from opportunistic product purchases made during fiscal 2004.

Our current liabilities were $683 million at May 30, 2004, compared to $640 million at May 25, 2003. At May 30, 2004, $15 million of short-term debt was outstanding under our commercial paper program, which was used to fund current operations and capital expenditures. Accrued payroll of $103 million at May 30, 2004, increased from $86 million at May 25, 2003, principally due to higher incentive compensation earned in fiscal 2004. Other current liabilities of $228 million at May 30, 2004, increased from $202 million at May 25, 2003, principally due to a $19 million increase in liabilities associated with our non-qualified deferred compensation plan and a $7 million increase in sales tax payable as a result of higher fourth quarter sales in fiscal 2004. Accrued income taxes of $49 million at May 30, 2004, decreased from $68 million at May 25, 2003, principally due to timing of income tax payments made and changes in temporary differences included in the deferred tax balances associated with current income tax deductions for certain land, buildings, and equipment. The $19 million decrease in accrued income taxes is offset by the related increase in net non-current deferred income tax liabilities at May 30, 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes (see Notes 1 and 8 of the Notes to Consolidated Financial Statements).

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 30, 2004, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $2 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 8 to the Notes to Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $22 million. The fair value of our long-term fixed rate debt during fiscal 2004 averaged $690 million, with a high of $714 million and a low of $669 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings; same-restaurant sales growth for Red Lobster and Olive Garden; diluted net earnings per share growth in fiscal 2005; and expectations regarding when Bahama Breeze and Smokey Bones will become accretive to earnings. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to:

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" is contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K/A.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT RESPONSIBILITIES

The management of Darden Restaurants, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, using management's best estimates and judgments where appropriate. The financial information throughout this report is consistent with our consolidated financial statements.

Management has established a system of internal controls that provides reasonable assurance that assets are adequately safeguarded, and transactions are recorded accurately, in all material respects, in accordance with management's authorization. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Our internal controls provide for appropriate segregation of duties and responsibilities, and there are documented policies regarding utilization of our assets and proper financial reporting. These formally stated and regularly communicated policies set high standards of ethical conduct for all employees.

The Audit Committee of the Board of Directors meets at least quarterly to determine that management, internal auditors, and the independent registered public accounting firm are properly discharging their duties regarding internal control and financial reporting. The independent registered public accounting firm, internal auditors, and employees have full and free access to the Audit Committee at any time.

KPMG LLP, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Their report follows.

/s/ Clarence Otis, Jr.
Clarence Otis, Jr.
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Darden Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries as of May 30, 2004, and May 25, 2003, and the related consolidated statements of earnings, changes in stockholders' equity and accumulated other comprehensive income (loss), and cash flows for each of the years in the three-year period ended May 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darden Restaurants, Inc. and subsidiaries as of May 30, 2004, and May 25, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 2004, in conformity with U.S. generally accepted accounting principles.

As  discussed  in  Note  2  of  the  consolidated   financial  statements,   the
consolidated financial statements for all periods presented have been restated.

/s/ KPMG LLP

Tampa, Florida
June 18, 2004, except as to
Note 2, which is as of
December 30, 2004

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                Fiscal Year Ended
 -------------------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)                           May 30, 2004     May 25, 2003      May 26, 2002
 -------------------------------------------------------------------------------------------------------------------
                                                                (as restated)     (as restated)    (as restated)
 Sales                                                             $5,003,355        $4,654,971       $4,366,911
 Costs and expenses:
    Cost of sales:
          Food and beverage                                         1,526,875         1,449,162        1,384,481
          Restaurant labor                                          1,601,258         1,485,046        1,373,416
          Restaurant expenses                                         774,806           713,699          636,575
 -------------------------------------------------------------------------------------------------------------------
          Total cost of sales, excluding restaurant
            depreciation and amortization of $195,486,
            $177,127, and $155,837, respectively                   $3,902,939        $3,647,907       $3,394,472
     Selling, general, and administrative                             472,109           431,722          417,158
     Depreciation and amortization                                    210,004           191,218          165,829
     Interest, net                                                     43,659            42,597           36,585
     Asset impairment and restructuring charges (credits), net         41,868             3,924           (2,568)
 -------------------------------------------------------------------------------------------------------------------
          Total costs and expenses                                 $4,670,579        $4,317,368       $4,011,476
 -------------------------------------------------------------------------------------------------------------------
 Earnings before income taxes                                         332,776           337,603          355,435
 Income taxes                                                         105,603           111,624          122,664
 -------------------------------------------------------------------------------------------------------------------
 Net earnings                                                      $  227,173        $  225,979      $   232,771
 ===================================================================================================================
 Net earnings per share:
    Basic                                                          $     1.39        $     1.33       $     1.33
    Diluted                                                        $     1.34              1.27             1.27
 ===================================================================================================================
 Average number of common shares outstanding:
    Basic                                                             163,500           170,300          174,700
    Diluted                                                           169,700           177,400          183,500
 ===================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                      May 30, 2004              May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
                            ASSETS                                  (as restated)              (as restated)
 Current assets:
    Cash and cash equivalents                                        $     36,694              $     48,630
    Receivables                                                            30,258                    29,023
    Inventories                                                           198,781                   173,644
    Prepaid expenses and other current assets                              25,316                    25,126
    Deferred income taxes                                                  55,258                    49,206
 -------------------------------------------------------------------------------------------------------------------
        Total current assets                                         $    346,307              $    325,629
 Land, buildings, and equipment                                         2,250,616                 2,157,132
 Other assets                                                             183,425                   181,872
 -------------------------------------------------------------------------------------------------------------------
        Total assets                                                 $  2,780,348              $  2,664,633
 ===================================================================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                 $    174,624              $    175,991
    Short-term debt                                                        14,500                        --
    Accrued payroll                                                       103,327                    85,975
    Accrued income taxes                                                   48,753                    67,975
    Other accrued taxes                                                    38,440                    35,069
    Unearned revenues                                                      75,513                    72,698
    Other current liabilities                                             228,324                   202,201
 -------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                    $    683,481              $    639,909
 Long-term debt                                                           653,349                   658,086
 Deferred income taxes                                                    132,690                   109,944
 Deferred rent                                                            122,879                   115,296
 Other liabilities                                                         12,661                    11,343
 -------------------------------------------------------------------------------------------------------------------
        Total liabilities                                            $  1,605,060              $  1,534,578
 -------------------------------------------------------------------------------------------------------------------
 Stockholders' equity:
    Common stock and surplus, no par value.  Authorized
      500,000 shares; issued 264,907 and 261,463 shares,
      respectively; outstanding 158,431 and 164,950 shares,
      respectively                                                   $  1,584,115              $  1,525,957
    Preferred stock, no par value.  Authorized 25,000 shares;
      none issued and outstanding                                              --                        --
    Retained earnings                                                   1,127,653                   913,464
    Treasury stock, 106,476 and 96,513 shares,
      at cost, respectively                                            (1,483,768)               (1,254,293)
    Accumulated other comprehensive income (loss)                         (10,173)                  (10,646)
    Unearned compensation                                                 (41,401)                  (42,848)
    Officer notes receivable                                               (1,138)                   (1,579)
 -------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                   $  1,175,288              $  1,130,055
 -------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                   $  2,780,348              $  2,664,633
 ===================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

------------------------------------------------------------------------------------------------------------------------------------
                                                Common                           Accumulated                             Total
                                                 Stock                              Other
                                                  and      Retained   Treasury  Comprehensive   Unearned     Notes    Stockholders'
(In thousands, except per share data)           Surplus    Earnings     Stock   Income (Loss) Compensation Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 27, 2001 (as previously
reported)                                     $1,405,799   $532,121   $ (840,254)  $(13,102)   $(49,322)    $(1,924)   $1,033,318
Restatement adjustments                               --    (54,681)          --        317          --          --       (54,364)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 27, 2001 (as restated)          1,405,799    477,440     (840,254)   (12,785)    (49,322)     (1,924)      978,954
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated)                        --     232,771           --         --          --          --       232,771
   Other comprehensive income (loss):
       Foreign currency adjustment (as restated)     --          --           --        279          --          --           279
       Change in fair value of derivatives,
           net of tax of  $234                       --          --           --        380          --          --           380
       Minimum pension liability adjustment,
               net of tax benefit of  $177           --          --           --       (288)         --          --          (288)
                                                                                                                         -----------
       Total comprehensive income (as restated)                                                                           233,142
Cash dividends declared ($0.053 per share)           --      (9,225)          --         --          --          --        (9,225)
Stock option exercises (4,310 shares)            34,742          --        1,364         --          --          --        36,106
Issuance of restricted stock (438 shares),
   net of forfeiture adjustments                  5,666          --          815         --      (6,493)         --           (12)
Earned compensation                                  --          --           --         --       4,392          --         4,392
ESOP note receivable repayments                      --          --           --         --       5,315          --         5,315
Income tax benefits credited to equity           24,989          --           --         --          --          --        24,989
Purchases of common stock for treasury
   (8,972 shares)                                    --          --     (208,578)        --          --          --      (208,578)
Issuance of treasury stock under Employee
   Stock Purchase Plan and other plans (290
   shares)                                        2,858          --        1,738         --          --          --         4,596
Issuance of officer notes, net                       --          --           --         --          --         (73)          (73)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 26, 2002 (as restated)        $1,474,054    $700,986  $(1,044,915)  $(12,414)   $(46,108)    $(1,997)   $1,069,606
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated)                        --     225,979           --         --          --          --       225,979
   Other comprehensive income (loss):
       Foreign currency adjustment (as
        restated)                                    --         --            --      1,995          --          --         1,995
       Change in fair value of derivatives,
           net of tax of  $0                         --         --            --          2          --          --             2
       Minimum pension liability adjustment,
        net of tax benefit of  $141                  --         --            --       (229)         --          --          (229)
                                                                                                                         -----------
       Total comprehensive income (as restated)                                                                           227,747
Cash dividends declared ($0.080 per share)           --    (13,501)           --         --          --          --       (13,501)
Stock option exercises (3,133 shares)            27,261         --         1,652         --          --          --        28,913
Issuance of restricted stock (148 shares),
   net of forfeiture adjustments                  4,429         --           600         --      (5,029)         --            --
Earned compensation                                  --         --            --         --       3,579          --         3,579
ESOP note receivable repayments                      --         --            --         --       4,710          --         4,710
Income tax benefits credited to equity           16,385         --            --         --          --          --        16,385
Purchases of common stock for treasury
   (10,746 shares)                                   --         --      (213,311)        --          --          --      (213,311)
Issuance of treasury stock under Employee
   Stock Purchase Plan and other plans (280
    shares)                                       3,828         --         1,681         --          --          --         5,509
Issuance of officer notes, net                      --          --            --         --          --         418           418
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 25, 2003 (as restated)        $1,525,957   $913,464   $(1,254,293)  $(10,646)   $(42,848)    $(1,579)   $1,130,055
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net earnings (as restated)                        --    227,173            --         --          --          --       227,173
   Other comprehensive income (loss):
       Foreign currency adjustment (as
        restated)                                    --         --            --        337          --          --           337
       Change in fair value of derivatives,
        net of tax of  $51                           --         --            --        205          --          --           205
       Minimum pension liability adjustment,
          net of tax benefit of  $45                 --         --            --        (69)         --          --           (69)
                                                                                                                          ----------
        Total comprehensive income (as restated)                                                                          227,646
Cash dividends declared ($0.080 per share)           --    (12,984)           --         --          --          --       (12,984)
Stock option exercises (3,464 shares)            30,972         --         3,685         --          --          --        34,657
Issuance of restricted stock (409 shares),
   net of forfeiture adjustments                  7,605         --           173         --      (7,778)         --            --
Earned compensation                                  --         --            --         --       4,198          --         4,198
ESOP note receivable repayments                      --         --            --         --       5,027          --         5,027
Income tax benefits credited to equity           15,650         --            --         --          --          --        15,650
Purchases of common stock for treasury
   (10,749 shares)                                   --         --      (235,462)        --          --          --      (235,462)
Issuance of treasury stock under Employee
   Stock Purchase Plan and other plans (357
   shares)                                        3,931         --         2,129         --          --          --         6,060
Issuance of officer notes, net                       --         --            --         --          --         441           441
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 2004 (as restated)        $1,584,115 $1,127,653   $(1,483,768)  $(10,173)   $(41,401)    $(1,138)   $1,175,288
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Fiscal Year Ended
 -------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                  May 30, 2004     May 25, 2003      May 26, 2002
 -------------------------------------------------------------------------------------------------------------------
                                                                (as restated)     (as restated)    (as restated)
 Cash flows - operating activities
    Net earnings                                                   $ 227,173         $ 225,979        $ 232,771
    Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization                                  210,004           191,218          165,829
      Asset impairment charges, net                                   40,756             4,282               --
      Restructuring charge (credit)                                    1,112              (358)          (2,568)
      Amortization of unearned compensation and loan costs             7,599             6,901            7,578
      Change in current assets and liabilities                         2,207            36,046           49,604
      Contribution to defined benefit pension plans and
       postretirement plan                                              (257)          (20,203)            (164)
      Loss on disposal of land, buildings, and equipment                 104             2,456            1,803
      Change in cash surrender value of trust-owned life
           insurance                                                  (6,106)            2,441              743
      Deferred income taxes                                           16,688            32,026           19,886
      Change in deferred rent                                          7,583            10,098            7,248
      Change in other liabilities                                      1,490             1,051               20
      Income tax benefits credited to equity                          15,650            16,385           24,989
      Non-cash compensation expense                                      861               758               --
      Other, net                                                         547              (445)             362
 -------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                $ 525,411         $ 508,635        $ 508,101
 -------------------------------------------------------------------------------------------------------------------
 Cash flows - investing activities
    Purchases of land, buildings, and equipment                     (354,326)         (423,273)        (318,392)
    Increase in other assets                                          (5,128)           (8,100)         (24,700)
    Purchase of trust-owned life insurance                                --            (6,000)         (31,500)
    Proceeds from disposal of land, buildings, and equipment          16,197             7,641           10,741
    Proceeds from maturities of (purchases of) short-term
      investments                                                         --            10,000           (9,904)
 -------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                    $(343,257)        $(419,732)       $(373,755)
 -------------------------------------------------------------------------------------------------------------------
 Cash flows - financing activities
    Proceeds from issuance of common stock                            39,856            33,664           40,520
    Dividends paid                                                   (12,984)          (13,501)          (9,225)
    Purchases of treasury stock                                     (235,462)         (213,311)        (208,578)
    ESOP note receivable repayments                                    5,027             4,710            5,315
    Increase (decrease) in short-term debt                            14,500                --          (12,000)
    Proceeds from issuance of long-term debt                              --                --          149,655
    Repayment of long-term debt                                       (5,027)           (4,710)          (7,962)
    Payment of loan costs                                                 --                --           (1,010)
 -------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                    $(194,090)        $(193,148)       $ (43,285)
 -------------------------------------------------------------------------------------------------------------------
 (Decrease) increase in cash and cash equivalents                    (11,936)         (104,245)          91,061
 Cash and cash equivalents - beginning of year                        48,630           152,875           61,814
 -------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents - end of year                           $  36,694         $  48,630        $ 152,875
 ===================================================================================================================
 Cash flows from changes in current assets and liabilities
    Receivables                                                         (279)               66            3,781
    Inventories                                                      (25,137)           (1,231)         (23,984)
    Prepaid expenses and other current assets                           (190)           (8,523)           1,987
    Accounts payable                                                  (1,027)           15,927            3,205
    Accrued payroll                                                   17,352            (1,961)           5,348
    Accrued income taxes                                             (19,222)             (529)          20,806
    Other accrued taxes                                                3,371             4,595            3,045
    Unearned revenues                                                  2,815            16,066           18,487
    Other current liabilities                                         24,524            11,636           16,929
 -------------------------------------------------------------------------------------------------------------------
               Change in current assets and liabilities            $   2,207         $  36,046        $  49,604
 ===================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Principles of Consolidation
The consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries. We own and operate various restaurant concepts located in the United States and Canada, with no franchising. We also license 38 restaurants in Japan. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
Our fiscal year ends on the last Sunday in May. Fiscal 2004 consisted of 53 weeks of operation. Fiscal 2003 and 2002 both consisted of 52 weeks of operation.

Cash Equivalents
Cash equivalents include highly liquid investments such as U.S. treasury bills, taxable municipal bonds, and money market funds that have a maturity of three months or less. Amounts receivable from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Inventories
Inventories are valued at the lower of weighted-average cost or market.

Land, Buildings, and Equipment
Land, buildings, and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are a component of buildings, are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to ten years also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes. Depreciation and amortization expense associated with land, buildings, and equipment amounted to $203,349, $184,963 and $162,784, in fiscal 2004, 2003, and 2002, respectively. In fiscal 2004, 2003, and 2002, we had losses on disposal of land, buildings, and equipment of $104, $2,456, and $1,803, respectively, which were included in selling, general, and administrative expenses.

Capitalized Software Costs
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from three to ten years. The cost of capitalized software at May 30, 2004, and May 25, 2003, amounted to $46,629 and $44,018, respectively. Accumulated amortization as of May 30, 2004, and May 25, 2003, amounted to $14,301 and $9,963, respectively. Amortization expense associated with capitalized software amounted to $6,655, $6,255, and $3,045, in fiscal 2004, 2003, and 2002, respectively.

Trust-Owned Life Insurance
In August 2001, we caused a trust that we previously had established to purchase life insurance policies covering certain of our officers and other key employees (trust-owned life insurance or TOLI). The trust is the owner and sole beneficiary of the TOLI policies. The policies were purchased to offset a portion of our obligations under our non-qualified deferred compensation plan. The cash surrender value of the policies is included in other assets while changes in cash surrender value are included in selling, general, and administrative expenses.

Liquor Licenses
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized. Annual liquor license renewal fees are expensed.

Impairment of Long-Lived Assets
Land, buildings, and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If such assets are determined to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for disposal when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Those assets whose disposal is not probable within one year remain in land, buildings, and equipment until their disposal is probable within one year.

Self-Insurance Accruals
We self-insure a significant portion of expected losses under our workers' compensation, employee medical, and general liability programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred claims, both reported and unreported.

Revenue Recognition
Revenue from restaurant sales is recognized when food and beverage products are sold. Unearned revenues represent our liability for gift cards and certificates that have been sold but not yet redeemed and are recorded at their expected redemption value. When the gift cards and certificates are redeemed, we recognize restaurant sales and reduce unearned revenues.

Food and Beverage Costs
Food and beverage costs include inventory, warehousing, and related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor's products are recognized as a reduction of the related food and beverage costs as earned. These allowances are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Vendor agreements are generally for a period of one year or less and payments received are recorded as a current liability until earned.

Income Taxes
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options and vesting of employee restricted stock awards.

Derivative Instruments and Hedging Activities
We account for derivative financial instruments and hedging activities in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at fair value. We use financial and commodities derivatives to manage interest rate and commodities pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to interest rate hedges and commodities futures contracts. These instruments are structured as hedges of forecasted transactions or the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedges). No derivative instruments are entered into for trading or speculative purposes. All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Where applicable, we discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item or the derivative is terminated. Any changes in the fair value of a derivative where hedge accounting has been discontinued or is ineffective are recognized immediately in earnings. Cash flows related to derivatives are included in operating activities.

Pre-Opening Expenses
Non-capital expenditures associated with opening new restaurants are expensed as incurred.

Advertising
Production costs of commercials are charged to operations in the fiscal period the advertising is first aired. The costs of programming and other advertising, promotion, and marketing programs are charged to operations in the fiscal period incurred. Advertising expense amounted to $210,989, $200,020, and $184,163, in fiscal 2004, 2003, and 2002, respectively.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, we have elected to account for our stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

Had we determined compensation expense for our stock options based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                   Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                          2004            2003           2002
 -------------------------------------------------------------------------------------------------------------------
                                                                      (as restated)  (as restated)   (as restated)
 Net earnings, as reported                                             $  227,173      $ 225,979       $ 232,771

    Add:  Stock-based compensation expense included in
        reported net earnings, net of related tax effects                   3,158          2,642           2,695
    Deduct:  Total stock-based compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                                (17,980)       (19,801)        (18,386)
                                                                     -----------------------------------------------
    Pro forma                                                           $ 212,351      $ 208,820       $ 217,080
                                                                     ===============================================
 Basic net earnings per share
    As reported                                                         $    1.39      $    1.33       $    1.33
    Pro forma                                                           $    1.30      $    1.23       $    1.24
 Diluted net earnings per share
    As reported                                                         $    1.34      $    1.27       $    1.27
    Pro forma                                                           $    1.25      $    1.18       $    1.18
 ===================================================================================================================

To determine pro forma net earnings, reported net earnings have been adjusted for compensation expense associated with stock options granted that are expected to eventually vest. The preceding pro forma results were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the current annualized dividend by the option exercise price for each grant. The expected volatility was determined considering stock prices for the fiscal year the grant occurred and prior fiscal years, as well as considering industry volatility data. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the expected life of each grant. The expected life of the option was estimated based on the exercise history from previous grants.

The weighted-average assumptions used in the Black Scholes model were as follows:

                                                                                  Stock Options
                                                                             Granted in Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                      2004             2003             2002
 -------------------------------------------------------------------------------------------------------------------
 Risk-free interest rate                                               2.62%             4.37%            4.50%
 Expected volatility of stock                                          30.0%             30.0%            30.0%
 Dividend yield                                                         0.2%              0.2%             0.1%
 Expected option life                                                6.0 years         6.0 years        6.0 years
 ===================================================================================================================

Restricted stock and restricted stock unit (RSU) awards are recognized as unearned compensation, a component of stockholders' equity, based on the fair market value of our common stock on the award date. These amounts are amortized to compensation expense, using the straight-line method, over the vesting period using assumed forfeiture rates for different types of awards. Compensation expense is adjusted in future periods if actual forfeiture rates differ from initial estimates.

Net Earnings Per Share
Basic net earnings per share are computed by dividing net earnings by the weighted-average number of common shares outstanding for the reporting period. Diluted net earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. Options do not impact the numerator of the diluted net earnings per share computation.

Options to purchase 4,643,389 shares, 3,952,618 shares, and 161,220 shares of common stock were excluded from the calculation of diluted net earnings per share for fiscal 2004, 2003, and 2002, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings and other comprehensive income
(loss) items that are excluded from net earnings under U.S. generally accepted accounting principles. Other comprehensive income (loss) items include foreign currency translation adjustments, the effective unrealized portion of changes in the fair value of cash flow hedges, and amounts associated with minimum pension liability adjustments.

Foreign Currency
The Canadian  dollar is the  functional  currency  for our  Canadian  restaurant operations. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity. Aggregate cumulative translation losses were $10,174 and $10,511 at May 30, 2004, and May 25, 2003, respectively. Gains (losses) from foreign currency transactions, which amounted to $(53), $(105), and $33, are included in the consolidated statements of earnings for fiscal 2004, 2003, and 2002, respectively.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting
As of May 30, 2004, we operated 1,325 Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones Barbeque & Grill and Seasons 52 restaurants in North America as part of a single operating segment. The restaurants operate principally in the U.S. within the casual dining industry, providing similar products to similar customers. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenues from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of revenue. We believe we meet the criteria for aggregating our operations into a single reporting segment.

Reclassifications
Certain reclassifications, including the reclassification of asset impairment charges and credits from selling, general, and administrative expenses, have been made to prior year amounts to conform to current year presentation.

Adoption of New Accounting Standards
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 in the first quarter of fiscal 2004. Adoption of SFAS No. 143 did not materially impact our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 implementation issues, which will continue to be applied in accordance with their respective dates. We adopted SFAS No. 149 in the first quarter of fiscal 2004. Adoption of SFAS No. 149 did not materially impact our consolidated financial statements.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period starting after June 15, 2003. We adopted SFAS No. 150 in the second quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132, as revised, establishes additional disclosures for defined benefit pension and other postretirement plans. It requires additional annual disclosures about the assets, obligations, cash flows, net periodic benefit cost and other quantitative and qualitative information regarding defined benefit pension and other postretirement plans. It also requires quarterly disclosures of the components of the net periodic benefit cost recognized for each period presented and significant changes in the estimated amount of annual contributions previously disclosed for defined benefit pension and other postretirement plans. The additional disclosure requirements of SFAS No. 132, as revised, are effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. We adopted the additional disclosure requirements of SFAS No. 132 in the fourth quarter of fiscal 2004. Adoption of the additional disclosure requirements of SFAS No. 132 did not materially impact our consolidated financial statements.


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

Following a December 2004 review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years 1996 through 2004. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets, if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments.

The cumulative effect of the Restatement through fiscal 2004 is an increase in the deferred rent liability of $114,008 and a decrease in deferred income tax liability of $43,526. As a result, retained earnings at the end of fiscal 2004 decreased by $70,268. Rent expense for fiscal years ended 2004, 2003 and 2002 increased by $7,222, $10,145, and $7,874, respectively. The Restatement decreased reported diluted net earnings per share by $0.02, $0.04 and $0.03 for the fiscal years ended 2004, 2003 and 2002, respectively. The cumulative effect of the Restatement for all years prior to fiscal year 2002 was $54,364, which was recorded as an adjustment to opening stockholders' equity at May 27, 2001. The Restatement did not have any impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

The following is a summary of the impact of the Restatement on (i) our consolidated balance sheets at May 30, 2004 and May 25, 2003 and (ii) our consolidated statements of earnings for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002. We have not presented a summary of the impact of the Restatement on our consolidated statements of cash flows for any of the above-referenced fiscal years because the net impact for each such fiscal year is zero.


                                                                As Previously
Fiscal Year 2004                                                  Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
  Consolidated Balance Sheet
    Deferred income taxes                                        $  176,216         $   (43,526)       $   132,690
    Deferred rent                                                        --             122,879            122,879
    Other liabilities                                                21,532              (8,871)            12,661
    Total liabilities                                             1,534,578              70,482          1,605,060
    Retained earnings                                             1,197,921             (70,268)         1,127,653
    Accumulated other comprehensive income (loss)                    (9,959)               (214)           (10,173)
    Total stockholders' equity                                    1,245,770             (70,482)         1,175,288

  Consolidated Statement of Earnings
    Restaurant expenses                                             767,584         $     7,222        $   774,806
    Total cost of sales                                           3,895,717               7,222          3,902,939
    Total costs and expenses                                      4,663,357               7,222          4,670,579
    Earnings before income taxes                                    339,998              (7,222)           332,776
    Income taxes                                                    108,536              (2,933)           105,603
    Net earnings                                                    231,462              (4,289)           227,173
    Basic net earnings per share                                       1.42               (0.03)              1.39
    Diluted net earnings per share                                     1.36               (0.02)              1.34

                                                                 As Previously
Fiscal Year 2003                                                   Reported      Adjustments          As Restated
--------------------------------------------------------------------------------------------------------------------
  Consolidated Balance Sheet
    Deferred income taxes                                        $  150,537         $   (40,593)       $   109,944
    Deferred rent                                                        --             115,296            115,296
    Other liabilities                                                19,910              (8,567)            11,343
    Total liabilities                                             1,468,442              66,136          1,534,578
    Retained earnings                                               979,443             (65,979)           913,464
    Accumulated other comprehensive income (loss)                  (10,489)                (157)           (10,646)
    Total stockholders' equity                                    1,196,191             (66,136)         1,130,055

  Consolidated Statement of Earnings
    Restaurant expenses                                             703,554              10,145            713,699
    Total cost of sales                                           3,637,762              10,145          3,647,907
    Total costs and expenses                                      4,307,223              10,145          4,317,368
    Earnings before income taxes                                    347,748             (10,145)           337,603
    Income taxes                                                    115,488              (3,864)           111,624
    Net earnings                                                    232,260              (6,281)           225,979
    Basic net earnings per share                                       1.36               (0.03)              1.33
    Diluted net earnings per share                                     1.31               (0.04)              1.27

                                                                 As Previously
Fiscal Year 2002                                                   Reported      Adjustments          As Restated
--------------------------------------------------------------------------------------------------------------------
  Consolidated Statement of Earnings
    Restaurant expenses                                          $  628,701         $     7,874        $   636,575
    Total cost of sales                                           3,386,598               7,874          3,394,472
    Total costs and expenses                                      4,003,602               7,874          4,011,476
    Earnings before income taxes                                    363,309              (7,874)           355,435
    Income taxes                                                    125,521              (2,857)           122,664
    Net earnings                                                    237,788              (5,017)           232,771
    Basic net earnings per share                                       1.36               (0.03)              1.33
    Diluted net earnings per share                                     1.30               (0.03)              1.27


Please refer to Note 19 for the impact of the Restatement on our fiscal 2004 and 2003 quarterly information. In addition, certain amounts in Notes 1, 11, 12, and 14 have been restated to reflect the Restatement adjustments described above.

NOTE 3 - ACCOUNTS RECEIVABLE

Our accounts receivable is primarily comprised of receivables from national storage and distribution companies with which we contract to provide services that are billed to us on a per-case basis. In connection with these services, certain of our inventory items are conveyed to these storage and distribution companies to transfer ownership and risk of loss prior to delivery of the inventory to our restaurants. We reacquire these items when the inventory is subsequently delivered to our restaurants. These transactions do not impact the consolidated statements of earnings. Receivables from national storage and distribution companies amounted to $20,276 and $19,628 at May 30, 2004, and May 25, 2003, respectively. The allowance for doubtful accounts associated with all of our receivables amounted to $350 and $330 at May 30, 2004, and May 25, 2003, respectively.

NOTE 4 - RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

During fiscal 2004, we recorded pre-tax asset impairment charges of $36,526 for long-lived asset impairments associated with the closing of six Bahama Breeze restaurants and the write-down of the carrying value of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant, which continued to operate. We also recorded a restructuring charge of $1,112 primarily related to severance payments made to certain restaurant employees and exit costs associated with the closing of the six Bahama Breeze restaurants in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Below is a summary of the restructuring costs and the remaining liability for fiscal 2004:

                                           Balance at                                                    Balance at
                                          May 25, 2003            Additions          Utilizations       May 30, 2004
---------------------------------------------------------------------------------------------------------------------------
One-time termination benefits                  $    --           $         433         $     (384)         $       49
Lease termination costs                             --                     113               (113)                 --
Other exit costs                                    --                     566               (255)                311
---------------------------------------------------------------------------------------------------------------------------
                                               $    --           $       1,112         $     (752)         $      360
===========================================================================================================================

Asset impairment charges related to the decision to relocate or rebuild certain restaurants amounted to $5,667 and $4,876 in fiscal 2004 and 2003, respectively. Asset impairment credits related to assets sold that were previously impaired amounted to $1,437 and $594 in fiscal 2004 and 2003, respectively. All impairment amounts are included in asset impairment and restructuring charges (credits) in the consolidated statements of earnings.

During fiscal 2003 and fiscal 2002, we recognized restructuring credits of $358 and $2,568, respectively, resulting from lease terminations completed on more favorable terms than previously anticipated from our fiscal 1997 restructuring action. All restaurant closings and other activities under this restructuring action were completed as of May 25, 2003.

NOTE 5 - LAND, BUILDINGS, AND EQUIPMENT

The components of land, buildings, and equipment are as follows:

                                                                            May 30, 2004          May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
 Land                                                                        $   545,191           $   505,444
 Buildings                                                                     2,138,376             1,898,716
 Equipment                                                                     1,008,133               922,592
 Construction in progress                                                         87,655               195,078
 -------------------------------------------------------------------------------------------------------------------
 Total land, buildings, and equipment                                          3,779,355             3,521,830
 Less accumulated depreciation                                                (1,528,739)           (1,364,698)
 -------------------------------------------------------------------------------------------------------------------
 Net land, buildings, and equipment                                          $ 2,250,616           $ 2,157,132
 ===================================================================================================================

NOTE 6 - OTHER ASSETS

The components of other assets are as follows:

                                                                            May 30, 2004          May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
 Prepaid pension costs                                                         $  67,077             $  68,873
 Trust-owned life insurance                                                       40,422                34,316
 Capitalized software costs, net                                                  32,328                34,055
 Liquor licenses                                                                  22,201                21,219
 Prepaid interest and loan costs                                                  12,396                14,863
 Miscellaneous                                                                     9,001                 8,546
 -------------------------------------------------------------------------------------------------------------------
 Total other assets                                                            $ 183,425             $ 181,872
 ===================================================================================================================

NOTE 7 - SHORT-TERM DEBT

Short-term debt at May 30, 2004, and May 25, 2003 consisted of $14,500 and $0, respectively, of unsecured commercial paper borrowings with original maturities of one month or less. The debt bore an interest rate of 1.09 percent at May 30, 2004.

NOTE 8 - LONG-TERM DEBT

The components of long-term debt are as follows:

                                                                            May 30, 2004          May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
 8.375% senior notes due September 2005                                       $  150,000            $  150,000
 6.375% notes due February 2006                                                  150,000               150,000
 5.75% medium-term notes due March 2007                                          150,000               150,000
 7.45% medium-term notes due April 2011                                           75,000                75,000
 7.125% debentures due February 2016                                             100,000               100,000
 ESOP loan with variable rate of interest (1.43% at May 30,
    2004) due December 2018                                                       29,403                34,430
 -------------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                            654,403               659,430
 Less issuance discount                                                           (1,054)               (1,344)
 -------------------------------------------------------------------------------------------------------------------
 Total long-term debt less issuance discount                                     653,349               658,086
 Less current portion                                                                 --                    --
 -------------------------------------------------------------------------------------------------------------------
 Long-term debt, excluding current portion                                    $  653,349            $  658,086
 ===================================================================================================================

In July 2000, we registered $500,000 of debt securities with the Securities and Exchange Commission (SEC) using a shelf registration process. Under this process, we may offer, from time to time, up to an aggregate of $500,000 of debt securities. In September 2000, we issued $150,000 of unsecured 8.375 percent senior notes due in September 2005. The senior notes rank equally with all of our other unsecured and unsubordinated debt and will be senior in right of payment to any future subordinated debt we may issue. In April 2001, we issued $75,000 of unsecured 7.45 percent medium-term notes due in April 2011. In March 2002, we issued $150,000 of unsecured 5.75 percent medium-term notes due in March 2007. At May 30, 2004, our shelf registration provides for the issuance of an additional $125,000 of unsecured debt securities.

In January 1996, we issued $150,000 of unsecured 6.375 percent notes due in February 2006 and $100,000 of unsecured 7.125 percent debentures due in February 2016. Concurrent with the issuance of the notes and debentures, we terminated, and settled for cash, interest-rate swap agreements with notional amounts totaling $200,000, which hedged the movement of interest rates prior to the issuance of the notes and debentures. The cash paid in terminating the interest-rate swap agreements is being amortized to interest expense over the life of the notes and debentures. The effective annual interest rate is 7.57 percent for the notes and 7.82 percent for the debentures, after consideration of loan costs, issuance discounts, and interest-rate swap termination costs.

We also maintain a credit facility that expires in October 2008, with a consortium of banks under which we can borrow up to $400,000. The credit facility allows us to borrow at interest rates that vary based on a spread over
(i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. The credit facility supports our commercial paper borrowing program. We are required to pay a facility fee of 12.5 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and the annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the credit facility are unsecured. At May 30, 2004, and May 25, 2003, no borrowings were outstanding and we were in compliance with the convenants under this credit facility.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to May 30, 2004, and thereafter are $0 in 2005, $300,000 in 2006, $150,000 in 2007, $0 in 2008 and 2009, and $204,403 thereafter.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We use interest rate related derivative instruments to manage our exposure on debt instruments, as well as commodities derivatives to manage our exposure to commodity price fluctuations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or commodity prices. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Futures Contracts and Commodity Swaps
During fiscal 2004 and 2003, we entered into futures contracts and commodity swaps to reduce the risk of natural gas and coffee price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings but are reported as other comprehensive income. These changes in fair value are subsequently reclassified into earnings when the natural gas and coffee are purchased and used by us in our operations. Net gains (losses) of $(439) and $941 related to these derivatives were recognized in earnings during fiscal 2004 and 2003, respectively. The fair value of these contracts was a net gain of $106 at May 30, 2004, and is expected to be reclassified from accumulated other comprehensive income (loss) into food and beverage costs or restaurant expenses during the next 12 months. To the extent these derivatives are not effective, changes in their fair value are immediately recognized in current earnings. Outstanding derivatives are included in other current assets or other current liabilities.

At May 30, 2004, the maximum length of time over which we are hedging our exposure to the variability in future natural gas cash flows is 12 months. At May 30, 2004, we are not hedging our exposure to the variability in future coffee cash flows. No gains or losses were reclassified into earnings during fiscal 2004 or 2003 as a result of the discontinuance of natural gas and coffee cash flow hedges.

Interest Rate Lock Agreement
During fiscal 2002, we entered into a treasury interest rate lock agreement (treasury lock) to hedge the risk that the cost of a future issuance of fixed-rate debt may be adversely affected by interest rate fluctuations. The treasury lock, which had a $75,000 notional principal amount of indebtedness, was used to hedge a portion of the interest payments associated with $150,000 of debt subsequently issued in March 2002. The treasury lock was settled at the time of the related debt issuance with a net gain of $267 being recognized in other comprehensive income. The net gain on the treasury lock is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are being recognized in earnings. Amortization of $53, $53, and $14 was recognized in earnings as an adjustment to interest expense during fiscal 2004, 2003, and 2002, respectively. It is expected that $53 of this gain will be recognized in earnings as an adjustment to interest expense during the next 12 months.

Interest Rate Swaps
During fiscal 2004, we entered into interest rate swap agreements (swaps) to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which have a $75,000 notional principal amount of indebtedness, will be used to hedge a portion of the interest payments associated with a forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as other comprehensive income. The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. The fair value of the swaps at May 30, 2004 was a gain of $698 and is included in accumulated other comprehensive income (loss) at May 30, 2004. No amounts were recognized in earnings during fiscal 2004.

We had interest rate swaps with a notional amount of $200,000, which we used to convert variable rates on our long-term debt to fixed rates effective May 30, 1995. We received the one-month commercial paper interest rate and paid fixed-rate interest ranging from 7.51 percent to 7.89 percent. The interest rate swaps were settled during January 1996 at a cost to us of $27,670. This cost is being recognized as an adjustment to interest expense over the term of our 10-year, 6.375 percent notes and 20-year, 7.125 percent debentures (see Note 8).

NOTE 10 - FINANCIAL INSTRUMENTS

The fair values of cash equivalents, accounts receivable, accounts payable, and short-term debt approximate their carrying amounts due to their short duration.

The carrying value and fair value of long-term debt at May 30, 2004, was $653,349 and $700,383, respectively. The carrying value and fair value of long-term debt at May 25, 2003, was $658,086 and $740,130, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

NOTE 11 - STOCKHOLDERS' EQUITY

Treasury Stock
Our Board of Directors has authorized us to repurchase up to 115.4 million shares of our common stock. In fiscal 2004, 2003, and 2002, we purchased treasury stock totaling $235,462, $213,311, and $208,578, respectively. At May 30, 2004, a total of 109.2 million shares have been repurchased under the authorization. The repurchased common stock is reflected as a reduction of stockholders' equity.

Stock Purchase/Loan Program
We have share ownership guidelines for our officers. To assist them in meeting these guidelines, we implemented the 1998 Stock Purchase/Option Award Loan Program (Loan Program) in conjunction with our Stock Option and Long-Term Incentive Plan of 1995. The Loan Program provided loans to our officers and awarded two options for every new share purchased, up to a maximum total share value equal to a designated percentage of the officer's base compensation. Loans are full recourse and interest bearing, with a maximum principal amount of 75 percent of the value of the stock purchased. The stock purchased is held on deposit with us until the loan is repaid. The interest rate for loans under the Loan Program is fixed and is equal to the applicable federal rate for mid-term loans with semi-annual compounding for the month in which the loan originates. Interest is payable on a weekly basis. Loan principal is payable in installments with 25 percent, 25 percent, and 50 percent of the total loan due at the end of the fifth, sixth, and seventh years of the loan. Effective July 30, 2002, and in compliance with the Sarbanes-Oxley Act of 2002, we no longer issue new loans to our executive-level officers under the Loan Program. We account for outstanding officer notes receivable as a reduction of stockholders' equity.

Stockholders' Rights Plan
Under our amended Rights Agreement, each share of our common stock has associated with it two-thirds of a right to purchase one-hundredth of a share of our Series A Participating Cumulative Preferred Stock at a purchase price of $62.50, subject to adjustment under certain circumstances to prevent dilution. The number of rights associated with each share of our common stock reflects an adjustment resulting from our three-for-two stock split in May 2002. The rights are exercisable when, and are not transferable apart from our common stock until, a person or group has acquired 20 percent or more, or makes a tender offer for 20 percent or more, of our common stock. If the specified percentage of our common stock is then acquired, each right will entitle the holder (other than the acquiring company) to receive, upon exercise, common stock of either us or the acquiring company having a value equal to two times the exercise price of the right. The rights are redeemable by our Board of Directors under certain circumstances and expire on May 24, 2005.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

                                                                               May 30, 2004       May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
                                                                              (as restated)       (as restated)
 Foreign currency translation adjustment                                           $(10,174)          $(10,511)
 Unrealized gains on derivatives                                                        587                382
 Minimum pension liability adjustment                                                  (586)              (517)
 -------------------------------------------------------------------------------------------------------------------
 Total accumulated other comprehensive income (loss)                               $(10,173)          $(10,646)
 ===================================================================================================================

Reclassification adjustments associated with pre-tax net derivative income (losses) realized in net earnings for fiscal 2004, 2003, and 2002 amounted to $(386), $994, and ($262), respectively.

NOTE 12 - LEASES

An analysis of rent expense incurred under operating leases is as follows:

                                                                                   Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                     2004             2003               2002
 -------------------------------------------------------------------------------------------------------------------
                                                                (as restated)     (as restated)    (as restated)
 Restaurant minimum rent                                           $ 56,462          $ 48,121         $ 43,113
 Restaurant percentage rent                                           3,820             3,682            3,550
 Restaurant equipment minimum rent                                       57             5,719            8,386
 Restaurant rent averaging expense                                    7,522             9,482            7,356
 Transportation equipment                                             2,514             2,665            2,481
 Office equipment                                                     1,302             1,138            1,526
 Office space                                                         1,286             1,713            1,387
 Warehouse space                                                        315               303              237
 -------------------------------------------------------------------------------------------------------------------
 Total rent expense                                                $ 73,278          $ 72,823         $ 68,036
 ===================================================================================================================

We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments. Percentage rent expense is generally based on sales levels. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option, and require payment of property taxes, insurance, and maintenance costs in addition to the rent payments. The annual non-cancelable future lease commitments for each of the five fiscal years subsequent to May 30, 2004, and thereafter are: $62,070 in 2005, $57,348 in 2006, $50,870 in 2007, $43,651 in 2008, $36,358 in 2009, and
$123,402 thereafter, for a cumulative total of $373,699.

NOTE 13 - INTEREST, NET

The components of interest, net, are as follows:

                                                                                   Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                     2004                2003           2002
 -------------------------------------------------------------------------------------------------------------------
 Interest expense                                                    $47,710           $47,566          $41,493
 Capitalized interest                                                 (3,500)           (3,470)          (3,653)
 Interest income                                                        (551)           (1,499)          (1,255)
 -------------------------------------------------------------------------------------------------------------------
 Interest, net                                                       $43,659           $42,597          $36,585
 ===================================================================================================================

Capitalized interest was computed using our average borrowing rate. We paid $39,661, $38,682, and $31,027, for interest (excluding amounts capitalized) in fiscal 2004, 2003, and 2002, respectively.

NOTE 14 - INCOME TAXES

The components of earnings before income taxes and the provision for income taxes thereon are as follows:

                                                                                   Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                     2004             2003              2002
 -------------------------------------------------------------------------------------------------------------------
                                                                (as restated)     (as restated)    (as restated)
 Earnings before income taxes:
        U.S.                                                      $  328,577        $  335,611        $ 352,290
        Canada                                                         4,199             1,992            3,145
 -------------------------------------------------------------------------------------------------------------------
 Earnings before income taxes                                     $  332,776        $  337,603        $ 355,435
 -------------------------------------------------------------------------------------------------------------------
 Income taxes:
    Current:
        Federal                                                   $   75,121        $   68,178        $  88,063
        State and local                                               13,663            11,396           14,582
        Canada                                                           131                24              133
 -------------------------------------------------------------------------------------------------------------------
      Total current                                               $   88,915        $   79,598        $ 102,778
 -------------------------------------------------------------------------------------------------------------------
    Deferred (principally U.S.)                                       16,688            32,026           19,886
 -------------------------------------------------------------------------------------------------------------------
 Total income taxes                                               $  105,603        $  111,624        $ 122,664
 ===================================================================================================================

During fiscal 2004, 2003, and 2002, we paid income taxes of $92,265, $65,398, and $56,839, respectively.

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate included in the accompanying consolidated statements of earnings:

                                                                                   Fiscal Year
 -------------------------------------------------------------------------------------------------------------------
                                                                     2004             2003              2002
 -------------------------------------------------------------------------------------------------------------------
                                                                (as restated)     (as restated)    (as restated)
 U.S. statutory rate                                                 35.0%             35.0%            35.0%
 State and local income taxes, net of federal tax benefits            3.2               3.0              3.1
 Benefit of federal income tax credits                               (5.2)             (4.5)            (3.9)
 Other, net                                                          (1.3)             (0.4)             0.3
 -------------------------------------------------------------------------------------------------------------------
 Effective income tax rate                                           31.7%             33.1%            34.5%
 ===================================================================================================================

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                            May 30, 2004          May 25, 2003
 -------------------------------------------------------------------------------------------------------------------
                                                                            (as restated)         (as restated)
 Accrued liabilities                                                        $    13,286            $   12,616
 Compensation and employee benefits                                              63,234                55,935
 Deferred rent and interest income                                               28,094                27,476
 Asset disposition and restructuring liabilities                                  2,651                 2,004
 Other                                                                            2,918                 2,638
 -------------------------------------------------------------------------------------------------------------------
    Gross deferred tax assets                                               $   110,183            $  100,669
 -------------------------------------------------------------------------------------------------------------------
 Buildings and equipment                                                       (143,910)             (116,148)
 Prepaid pension costs                                                          (25,452)              (25,987)
 Prepaid interest                                                                (1,333)               (1,454)
 Capitalized software and other assets                                          (15,976)              (16,115)
 Other                                                                             (944)               (1,703)
 -------------------------------------------------------------------------------------------------------------------
    Gross deferred tax liabilities                                          $  (187,615)           $ (161,407)
 -------------------------------------------------------------------------------------------------------------------
          Net deferred tax liabilities                                      $   (77,432)           $  (60,738)
 ===================================================================================================================

A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At May 30, 2004, and May 25, 2003, no valuation allowance has been recognized for deferred tax assets because we believe that sufficient projected future taxable income will be generated to fully utilize the benefits of these deductible amounts.

NOTE 15- RETIREMENT PLANS

Defined Benefit Plans and Postretirement Benefit Plan
Substantially all of our employees are eligible to participate in a retirement plan. We sponsor non-contributory defined benefit pension plans for our salaried employees, in which benefits are based on various formulas that include years of service and compensation factors, and for a group of hourly employees, in which a fixed level of benefits is provided. Pension plan assets are primarily invested in U.S., international, and private equities, long duration fixed income securities, and real assets. Our policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. We also sponsor a contributory postretirement benefit plan that provides health care benefits to our salaried retirees. During fiscal 2004, 2003, and 2002, we funded the defined benefit pension plans in the amount of $85, $20,063, and $41, respectively. We expect to contribute approximately $100 to our defined benefit pension plans during fiscal 2005. During fiscal 2004, 2003, and 2002, we funded the postretirement benefit plan in the amount of $172, $140, and $123, respectively. We expect to contribute approximately $260 to our postretirement benefit plan during fiscal 2005.

The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets, and the funded status of the plans as of February 28, 2004 and 2003:

                                                    Defined Benefit Plans            Postretirement Benefit Plan
----------------------------------------------------------------------------------------------------------------------
                                                      2004           2003                 2004              2003
----------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation:
Benefit obligation at beginning of period          $129,636       $111,155           $  14,809           $   9,356
  Service cost                                        4,516          3,732                 626                 388
  Interest cost                                       7,076          7,088                 919                 648
  Participant contributions                              --             --                 128                 112
  Benefits paid                                      (5,553)        (4,558)               (299)               (252)
  Actuarial loss                                      8,014         12,219                 702               4,557
----------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                $143,689       $129,636           $  16,885            $ 14,809
======================================================================================================================

Change in Plan Assets:
Fair value at beginning of period                  $115,962       $109,574           $      --           $      --
  Actual return on plan assets                       34,759         (9,117)                 --                  --
  Employer contributions                                 85         20,063                 172                 140
  Participant contributions                              --             --                 128                 112
  Benefits paid                                      (5,554)        (4,558)               (300)               (252)
----------------------------------------------------------------------------------------------------------------------
Fair value at end of period                        $145,252       $115,962           $      --           $      --
======================================================================================================================

Reconciliation of the Plan's Funded Status:
Funded status at end of period                     $  1,563       $(13,675)          $ (16,885)          $ (14,809)
  Unrecognized prior service cost                      (479)          (936)                 --                  29
  Unrecognized actuarial loss                        62,062         79,805               6,458               6,089
  Contributions for March to May                         22             19                  77                  35
----------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit costs                    $ 63,168       $ 65,213           $ (10,350)          $  (8,656)
======================================================================================================================

Components of the Consolidated Balance
Sheets:
Prepaid benefit costs                              $ 67,077       $ 68,873           $      --           $      --
Accrued benefit costs                                (4,859)        (4,496)            (10,350)             (8,656)
Accumulated other comprehensive loss                    950            836                  --                  --
----------------------------------------------------------------------------------------------------------------------
Net asset (liability) recognized                   $ 63,168       $ 65,213           $ (10,350)          $  (8,656)
======================================================================================================================

The accumulated benefit obligation for all pension plans was $135,950 and $119,070 at May 30, 2004, and May 25, 2003, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,881 and $0, respectively, at February 28, 2004, and $4,515 and $0, respectively, at February 28, 2003. The projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets approximated their accumulated benefit obligation at February 28, 2004 and February 28, 2003.

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

                                                           Defined Benefit Plans      Postretirement Benefit Plan
-------------------------------------------------------------------------------------------------------------------
                                                            2004           2003            2004          2003
-------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine
   benefit obligations at May 30 and May 25, (1)
    Discount rate                                            6.00%          6.25%          6.00%          6.25%
    Rate of future compensation increases                    3.75%          3.75%            N/A            N/A

Weighted-average assumptions used to determine
   net expense for fiscal years
   ended May 30 and May 25, (2)
    Discount rate                                            6.25%          7.00%          6.25%          7.00%
    Expected long-term rate of return on plan assets         9.00%         10.40%            N/A            N/A
    Rate of future compensation increases                    3.75%          3.75%            N/A            N/A

===================================================================================================================

(1)  Determined as of the end of fiscal year
(2)  Determined as of the beginning of fiscal year

We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. The expected long-term rate of return on plan assets and health care cost trend rates are based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of leading financial advisers and economists. Our target asset allocation is 35 percent U.S. equities, 30 percent high-quality, long-duration fixed-income securities, 15 percent international equities, 10 percent real assets, and 10 percent private equities. We monitor our actual asset allocation to ensure that it approximates our target allocation and believe that our long-term asset allocation will continue to approximate our target allocation. The defined benefit pension plans have the following asset allocations at their measurement dates of February 28, 2004, and 2003, respectively:

----------------------------------------------------------------------------------------------------------------
                                                                                 2004                  2003
----------------------------------------------------------------------------------------------------------------
U.S. equities                                                                    38%                    42%
High-quality, long-duration fixed-income securities                              26%                    23%
International equities                                                           18%                    17%
Real assets                                                                      12%                    11%
Private equities                                                                  6%                     7%
----------------------------------------------------------------------------------------------------------------
Total                                                                           100%                   100%
================================================================================================================

Based on an analysis performed in fiscal 2003, we lowered our defined benefit plans' expected long-term rate of return on plan assets for fiscal 2004 to 9.0 percent, a reduction from its previous level of 10.4 percent. Our historical ten-year rate of return on plan assets, calculated using the geometric method average of returns, is approximately 10.5 percent as of May 30, 2004.

The discount rate and expected return on plan assets assumptions have a significant effect on amounts reported for defined benefit pension plans. A quarter percentage point change in the defined benefit plans' discount rate and the expected long-term rate of return on plan assets would increase or decrease earnings before income taxes by $769 and $357, respectively.

The assumed health care cost trend rate increase in the per-capita charges for benefits ranged from 11.0 percent to 12.0 percent for fiscal 2005, depending on the medical service category. The rates gradually decrease to 5.0 percent through fiscal 2010 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on amounts reported for retiree health care plans. A one-percentage-point variance in the assumed health care cost trend rate would increase or decrease the total of the service and interest cost components of net periodic postretirement benefit cost by $341 and $267, respectively, and would increase or decrease the accumulated postretirement benefit obligation by $3,572 and $2,805, respectively.

Components of net periodic benefit cost (income) are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
----------------------------------------------------------------------------------------------------------------------
                                                     2004        2003      2002            2004       2003    2002
----------------------------------------------------------------------------------------------------------------------
Service cost                                       $ 4,516     $ 3,732   $  3,586       $   626    $   388   $  291
Interest cost                                        7,076       7,088      7,145           919        648      500
Expected return on plan assets                     (12,821)    (12,739)   (12,416)                      --       --
                                                                                             --
Amortization of unrecognized transition asset                                (642)                      --       --
                                                       --          --                        --
Amortization of unrecognized prior service cost                                              29         18       18
                                                      (348)       (348)      (456)
Recognized net actuarial loss                        3,710       1,924      1,104           334         46       --
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income)                 $ 2,133     $  (343)  $ (1,679)      $ 1,908    $ 1,100   $  809
======================================================================================================================

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We have elected to defer accounting for the effects of the Act until we are able to determine whether the benefits provided under our postretirement benefit plan is actuarially equivalent to Medicare Part D. Therefore, our postretirement benefit obligation has not been remeasured for the effects of the Act. We do not believe the impact of the Act will be material to our results of operations, financial position, or cash flows.

Defined Contribution Plan
We have a defined contribution plan covering most employees age 21 and older. We match contributions for participants with at least one year of service at up to six percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The plan had net assets of $390,461 at May 30, 2004, and $334,319 at May 25, 2003.
Expense recognized in fiscal 2004, 2003, and 2002 was $2,666, $1,732, and $1,593, respectively. Employees classified as "highly compensated" under the Internal Revenue Code are not eligible to participate in this plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation plan. This plan allows eligible employees to defer the payment of all or part of their annual salary and bonus, and provides for awards that approximate the matching contributions and other amounts that participants would have received had they been eligible to participate in our defined contribution and defined benefit plans. Amounts payable to highly compensated employees under the non-qualified deferred compensation plan totaled $88,569 and $69,653 at May 30, 2004, and May 25, 2003, respectively. These amounts are included in other current liabilities.

The defined contribution plan includes an Employee Stock Ownership Plan (ESOP). This ESOP originally borrowed $50,000 from third parties, with guarantees by us, and borrowed $25,000 from us at a variable interest rate. The $50,000 third party loan was refinanced in 1997 by a commercial bank's loan to us and a corresponding loan from us to the ESOP. Compensation expense is recognized as contributions are accrued. In addition to matching plan participant contributions, our contributions to the plan are also made to pay certain employee incentive bonuses. Fluctuations in our stock price impact the amount of expense to be recognized. Contributions to the plan, plus the dividends accumulated on allocated and unallocated shares held by the ESOP, are used to pay principal, interest, and expenses of the plan. As loan payments are made, common stock is allocated to ESOP participants. In fiscal 2004, 2003, and 2002, the ESOP incurred interest expense of $473, $697, and $1,258, respectively, and used dividends received of $454, $1,002, and $735, respectively, and contributions received from us of $4,093, $4,266, and $5,166, respectively, to pay principal and interest on our debt.

The ESOP shares we own are included in average common shares outstanding for purposes of calculating net earnings per share. At May 30, 2004, the ESOP's debt to us had a balance of $29,403 with a variable rate of interest of 1.43 percent; $12,503 of the principal balance is due to be repaid no later than December 2007, with the remaining $16,900 due to be repaid no later than December 2014. The number of our common shares within the ESOP at May 30, 2004, approximated 10,699,000 shares, representing 4,271,000 allocated shares, 6,000 committed-to-be-released shares, and 6,422,000 suspense shares.

NOTE 16 - STOCK PLANS

We maintain three active stock option and stock grant plans under which new awards may still be issued: the Stock Option and Long-Term Incentive Plan of 1995 (1995 Plan); the 2002 Stock Incentive Plan (2002 Plan); and the Stock Plan for Directors (Director Stock Plan). We also have two other stock option and stock grant plans under which we no longer can make new awards, although awards outstanding under the plans may still vest and be exercised in accordance with their terms: the Restaurant Management and Employee Stock Plan of 2000 (2000
Plan); and the Stock Option and Long-Term Incentive  Conversion Plan (Conversion
Plan). All of the plans are administered by the Compensation Committee of the Board of Directors. The 1995 Plan provides for the issuance of up to 33,300,000 common shares in connection with the granting of non-qualified stock options, restricted stock, or restricted stock units (RSUs) to key employees. Up to 2,250,000 shares may be granted under the plan as restricted stock and RSUs. No new awards may be made under the 1995 Plan after September 30, 2004. The 2002 Plan provides for the issuance of up to 8,550,000 common shares in connection with the granting of non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock, or RSUs to key employees and non-employee directors. Up to 1,700,000 shares may be granted under the plan as restricted stock and RSUs. The Director Stock Plan provides for the issuance of up to 375,000 common shares out of our treasury in connection with the granting of non-qualified stock options and restricted stock and RSUs to non-employee directors. The 2000 Plan provided for the issuance of up to 5,400,000 shares of common stock out of our treasury as non-qualified stock options, restricted stock, or RSUs. The Conversion Plan provided for the issuance of stock options and other awards to our officers and employees in connection with our spin-off from our former parent, General Mills, Inc., in 1995. As noted above, no new awards may be made under the 2000 Plan and Conversion Plan, although awards outstanding under those plans may still vest and be exercised in accordance with their terms. Under all of the plans, stock options are granted at a price equal to the fair value of the shares at the date of grant, for terms not exceeding ten years, and have various vesting periods at the discretion of the Compensation Committee. Outstanding options generally vest over one to four years. Restricted stock and RSUs granted under the 1995, 2000, and 2002 Plans generally vest over periods ranging from three to five years and no sooner than one year from the date of grant. The restricted period for certain grants may be accelerated based on performance goals established by the Compensation Committee.

We also maintain the Compensation Plan for Non-Employee Directors. This plan provides that non-employee directors may elect to receive their annual retainer and meeting fees in any combination of cash, deferred cash, or our common shares, and authorizes the issuance of up to 105,981 common shares out of our treasury for this purpose. The common shares issuable under the plan have an aggregate fair value equal to the value of the foregone retainer and meeting fees.

The per share weighted-average fair value of stock options granted during fiscal 2004, 2003, and 2002 was $6.83, $9.01, and $6.05, respectively.

Stock option activity during the periods indicated was as follows:


                                                      Weighted-Average                          Weighted-Average
                                     Options           Exercise Price           Options          Exercise Price
                                   Exercisable            Per Share           Outstanding           Per Share
 -------------------------------------------------------------------------------------------------------------------
 Balance at May 27, 2001               12,222,339             $  7.62          26,132,288             $  9.68
 -------------------------------------------------------------------------------------------------------------------
 Options granted                                                                5,776,350             $ 17.36
 Options exercised                                                             (4,310,327)            $  8.36
 Options cancelled                                                               (675,776)            $ 13.49
 -------------------------------------------------------------------------------------------------------------------
 Balance at May 26, 2002               12,152,538             $  8.31          26,922,535             $ 11.44
 -------------------------------------------------------------------------------------------------------------------
 Options granted                                                                4,200,086             $ 25.99
 Options exercised                                                             (3,132,894)            $  9.23
 Options cancelled                                                             (1,298,094)            $ 16.86
 -------------------------------------------------------------------------------------------------------------------
 Balance at May 25, 2003               13,481,166             $  9.59          26,691,633             $ 13.73
 -------------------------------------------------------------------------------------------------------------------
 Options granted                                                                3,336,655             $ 20.36
 Options exercised                                                             (3,463,615)            $ 10.01
 Options cancelled                                                               (911,036)            $ 18.98
 -------------------------------------------------------------------------------------------------------------------
 Balance at May 30, 2004               14,380,195             $ 11.00          25,653,637             $ 14.91
 -------------------------------------------------------------------------------------------------------------------

The following table provides information regarding exercisable and outstanding options at May 30, 2004:

                                                                                                     Weighted-
                                                Weighted-                           Weighted-         Average
          Range of                               Average                             Average         Remaining
          Exercise              Options          Exercise          Options          Exercise        Contractual
      Price Per Share         Exercisable    Price Per Share     Outstanding     Price Per Share    Life (Years)
 -------------------------------------------------------------------------------------------------------------------
      $ 4.00 - $10.00           5,150,315        $  6.87           5,150,315         $  6.87             1.9
      $10.01 - $15.00           7,613,735          12.20           9,075,619           11.96             5.3
      $15.01 - $20.00           1,268,145          17.00           6,744,078           17.77             7.8
        Over $20.00               348,000          24.01           4,683,625           25.34             8.4
 -------------------------------------------------------------------------------------------------------------------
                               14,380,195        $ 11.00          25,653,637         $ 14.91             5.8
 ===================================================================================================================

We granted restricted stock and RSUs during fiscal 2004, 2003, and 2002 totaling 513,305, 275,610, and 428,280 shares, respectively. The per share weighted-average fair value of the awards granted in fiscal 2004, 2003, and 2002 was $19.45, $26.53, and $17.10, respectively. After giving consideration to assumed forfeiture rates and subsequent forfeiture adjustments, compensation expense recognized in net earnings for awards granted in fiscal 2004, 2003, and 2002 amounted to $4,198, $3,579, and $4,392, respectively.

NOTE 17 - EMPLOYEE STOCK PURCHASE PLAN

We maintain the Darden Restaurants Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934) an opportunity to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 2,100,000 shares are available for purchase by employees at the lower of 85 percent of the fair market value of our common stock as of the first or last trading days of each quarterly participation period. During fiscal 2004, 2003, and 2002, employees purchased shares of common stock under the plan totaling 319,299, 261,409, and 284,576, respectively. At May 30, 2004, an additional 459,157 shares were available for issuance.

No compensation expense has been recognized for shares issued under the plan. The impact of recognizing compensation expense for purchases made under the plan in accordance with the fair value method specified in SFAS No. 123 is less than $900 and has no impact on reported basic or diluted net earnings per share.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

We make trade commitments in the course of our normal operations. At May 30, 2004, and May 25, 2003, we were contingently liable for approximately $242 and $8,301, respectively, under outstanding trade letters of credit issued in connection with purchase commitments. These letters of credit have terms of two months or less and are used to collateralize our obligations to third parties for the purchase of inventories.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 30, 2004, and May 25, 2003, we had $72,480 and $41,442, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. At May 30, 2004, and May 25, 2003, we had $15,896 and $7,503, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually. At May 30, 2004, and May 25, 2003, we had other commercial commitments of $2,125 and $2,250, respectively.

At May 30, 2004, and May 25, 2003, we had $4,346 and $4,254, respectively, of guarantees associated with third-party sublease or assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at May 30, 2004, and May 25, 2003 amounted to $3,131 and $2,935, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the sublease or assignment agreements was less than probable. In the event of default by a third party, the indemnity and/or default clauses in our sublease and assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these sublease or assignment agreements, except to the extent that the sublease or assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2005 through fiscal 2012.

In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits seek penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. Discovery is currently underway in these matters. One of the cases was removed to our mandatory arbitration program, although the Court retained the authority to permit a sample of class-wide discovery. We are prosecuting an appeal to cause the other case to be similarly removed to arbitration. In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing meal and rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs have filed a motion for reconsideration. We intend to vigorously defend our position in all of these cases. Although the outcome of the cases cannot be ascertained at this time, we do not believe that the disposition of these cases, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations, or liquidity.

We are subject to other private lawsuits, administrative proceedings, and claims that arise in the ordinary course of our business. These matters typically involve claims from guests, employees, and others related to operational issues common to the restaurant industry. A number of these lawsuits, proceedings, and claims may exist at any given time. We do not believe that the final disposition of the lawsuits and claims in which we are currently involved will have a material adverse effect on our financial position, results of operations, or liquidity.

NOTE 19 - QUARTERLY DATA (UNAUDITED)

The following table summarizes unaudited quarterly data for fiscal 2004 and 2003:

                                                           Fiscal 2004 - Quarters Ended (as restated)
 -------------------------------------------------------------------------------------------------------------------
                                                Aug. 24       Nov. 23       Feb. 22      May 30 (1)      Total
 -------------------------------------------------------------------------------------------------------------------
 Sales                                         $1,259,689    $1,142,543    $1,241,952    $1,359,171    $5,003,355
 Earnings before income taxes (2)                 101,977        44,688       111,404        74,707       332,776
 Net earnings (2)                                  67,351        30,053        77,088        52,681       227,173
 Net earnings per share:
    Basic (2)                                        0.41          0.18          0.47          0.33          1.39
    Diluted  (2)                                     0.40          0.18          0.45          0.32          1.34
 Dividends paid per share                              --          0.04            --          0.04          0.08
 Stock price:
     High                                           21.62         22.77         22.50         25.60         25.60
     Low                                            17.80         18.25         18.48         21.40         17.80
 ===================================================================================================================

                                                           Fiscal 2003 - Quarters Ended (as restated)
 -------------------------------------------------------------------------------------------------------------------
                                                Aug. 25       Nov. 24       Feb. 23        May 25        Total
 -------------------------------------------------------------------------------------------------------------------
 Sales                                         $1,174,565    $1,071,531    $1,181,383    $1,227,492    $4,654,971
 Earnings before income taxes (3)                 106,547        53,822        90,638        86,596       337,603
 Net earnings (3)                                  70,364        35,994        60,122        59,499       225,979
 Net earnings per share:
    Basic (3)                                        0.41          0.21          0.35          0.35          1.33
    Diluted (3)                                      0.39          0.20          0.34          0.34          1.27
 Dividends paid per share                              --          0.04           --           0.04          0.08
 Stock price:
     High                                           27.83         26.13         22.96         20.27         27.83
     Low                                            19.17         17.96         16.46         16.70         16.46
 ===================================================================================================================

(1) Earnings before income taxes includes asset impairment charges of $36,526 ($22,372 after-tax) for long-lived asset impairments associated with the closing of six Bahama Breeze restaurants and the write-down of the carrying value of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant, which continued to operate. Earnings before income taxes also includes charges of $1,112 ($681 after-tax) related to severance payments made to certain restaurant employees and exit costs associated with the closing of six Bahama Breeze restaurants.
(2) As described in Note 2, we have restated our consolidated statements of earnings related to the calculation of straight-line rent expense and related deferred rent liability. The effect of the Restatement on the quarterly earnings before income taxes is $(2,007), $(1,938), $(1,601), and $(1,676), for the quarters ended August 24, 2003, November 23, 2003, February 22, 2004, and May 30, 2004, respectively. The effect of the Restatement on the quarterly net earnings is $(1,243), $(1,200), $(811), and $(1,035), for the quarters ended August 24, 2003, November 23, 2003, February 22, 2004, and May 30, 2004, respectively. The effect on reported quarterly basic net earnings per share is $(0.01), $(0.01), $(0.00), and $(0.01), for the quarters ended August 24, 2003, November 23, 2003, February 22, 2004, and May 30, 2004, respectively. The effect on reported quarterly diluted net earnings per share is $(0.01) for the quarter ended February 22, 2004. The Restatement had no effect on reported quarterly diluted net earnings per share for the quarters ended August 24, 2003, November 23, 2003, and May 30, 2004, respectively.
(3) As described in Note 2, we have restated our consolidated statements of earnings related to the calculation of straight-line rent expense and related deferred rent liability. The effect of the Restatement on the quarterly earnings before income taxes is $(2,458), $(2,398), $(2,687), and $(2,602), for the quarters ended August 25, 2002, November 24, 2002, February 23, 2003, and May 25, 2003, respectively. The effect of the Restatement on the quarterly net earnings is $(1,522), $(1,484), $(1,664), and $(1,611), for the quarters ended August 25, 2002, November 24, 2002, February 23, 2003, and May 25, 2003, respectively. The effect on reported quarterly basic net earnings per share is $(0.01), $(0.01), $(0.01), and $(0.01), for the quarters ended August 25, 2002, November 24, 2002, February 23, 2003, and May 25, 2003, respectively. The effect on reported quarterly diluted net earnings per share is $(0.01), $(0.01), $(0.01), and $(0.01), for the quarters ended August 25, 2002, November 24, 2002, February 23, 2003, and May 25, 2003, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 30, 2004.

     Subsequent to the period covered by this report, and following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG, LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on December 15, 2004, our Board of Directors concluded that our previously-filed financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 should be restated. The Restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A, in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K/A and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A. In connection with the Restatement and with the filing of this Form 10-K/A, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 30, 2004, the end of the period covered by this Form 10-K/A. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 30, 2004.

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

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     Consolidated Statements of Earnings (Restated) for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Consolidated Balance Sheets (Restated) at May 30, 2004 and May 25, 2003.

     Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other Comprehensive Income (Restated) for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Consolidated Statements of Cash Flows (Restated) for the fiscal years ended May 30, 2004, May 25, 2003 and May 26, 2002.

     Notes to Consolidated Financial Statements (Restated).

     2.   Financial Statements Schedules:

     Not applicable.

     3.   Exhibits:

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed, and in lieu thereof, we agree to furnish copies thereof to the Securities and Exchange Commission upon request.

         Exhibit Number                       Title

            3(a)+ Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

            3(b)+ Bylaws as amended July 21, 2003 (incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

            4(a)+ Rights Agreement dated as of May 28, 1995 between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as amended May 23, 1996, assigned to Wachovia Bank, National Association (formerly known as First Union National Bank), as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to our Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

            4(b)+ Indenture dated as of January 1, 1996, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to our Current Report on Form 8-K filed February 9, 1996).

            *10(a)+ Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

            *10(b)+ Darden Restaurants, Inc. FlexComp Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(f) to our Quarterly Report on Form 10-Q for the quarter ended February 23,
                            2003).

            *10(c)+ Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

            * 10(d)+ Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5, 1995).

            * 10(e)+        Executive Health Plan of Darden  Restaurants,  Inc.
                            (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

            *10(f)+         Darden Restaurants, Inc. Stock Plan for
                            Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

            * 10(g)+ Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

            *10(h)+ Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

            *10(i)+         Benefits Trust Agreement dated as of October
                            3, 1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

            *10(j)+ Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

            *10(k)+ Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

            *10(l)+         Darden Restaurants, Inc. Restaurant
                            Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

            *10(m)+         Darden Restaurants, Inc. 2002 Stock Incentive
                            Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

            10(n)+ Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

            10(o)+ First Amendment dated as of February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

            *10(p)+ Letter Agreement dated February 3, 2004, between Richard E. Rivera and Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

            12ss.           Computation of Ratio of Consolidated Earnings to
                            Fixed Charges.

            13+             Portions of 2004 Annual Report to Shareholders.

            21+             Subsidiaries of Darden Restaurants, Inc.

            23ss.           Consent of Independent Registered Public Accounting
                            Firm.

            24+             Powers of Attorney.

            31(a)ss. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31(b)ss. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32(a)ss. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32(b)ss. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.
+ Previously filed with the original Form 10-K for the fiscal year ended May 30, 2004.
ss.  Filed herewith.

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

         Dated:  January 6, 2005             DARDEN RESTAURANTS, INC.

                                             By:    /s/Clarence Otis, Jr.
                                                -------------------------------
                                                   Clarence Otis, Jr.,
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                           Date

 /s/ Clarence Otis, Jr.                Director,                 January 6, 2005
----------------------------           Chief Executive Officer
     Clarence Otis, Jr.                (Principal executive officer)

 /s/ Linda J. Dimopoulos               Senior Vice President     January 6, 2005
----------------------------           and Chief Financial Officer
     Linda J. Dimopoulos               (Principal financial and
                                       accounting officer)

 /s/ Leonard L. Berry*                 Director
----------------------------
     Leonard L. Berry

 /s/ Odie C. Donald*                   Director
----------------------------
     Odie C. Donald

 /s/ David H. Hughes*                  Director
----------------------------
     David H. Hughes

 /s/ Joe R. Lee*                       Director,
----------------------------           Chairman of the Board
     Joe R. Lee

 /s/ Andrew H. Madsen                  Director                  January 6, 2005
----------------------------
     Andrew H. Madsen

 /s/ Cornelius McGillicuddy, III*  **  Director
------------------------------------
     Cornelius McGillicuddy, III

 /s/ Michael D. Rose*                  Director
-----------------------------
     Michael D. Rose

 /s/ Maria A. Sastre*                  Director
-------------------------------
     Maria A. Sastre

 /s/ Jack A. Smith*                    Director
-------------------------------
     Jack A. Smith

 /s/ Blaine Sweatt, III*               Director
-------------------------------
     Blaine Sweatt, III

 /s/ Rita P. Wilson*                   Director
-------------------------------
     Rita P. Wilson

*By:     /s/ Paula J. Shives
     -----------------------------------
         Paula J. Shives, Attorney-In-Fact
         January 6, 2005

** Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K/A, under his legal name of Cornelius McGillicuddy, III.

                                  EXHIBIT INDEX

        Exhibit
        Number                          Title

      3(a)+ Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Registration Statement on Form 10 effective May 5, 1995).

      3(b)+ Bylaws as amended July 21, 2003 (incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

      4(a)+ Rights Agreement dated as of May 28, 1995 between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as amended May 23, 1996, assigned to Wachovia Bank, National Association (formerly known as First Union National Bank), as Rights Agent, as of September 29, 1997 (incorporated by reference to Exhibit 4(a) to our Annual Report on Form 10-K for the fiscal year ended May 31, 1998).

      4(b)+ Indenture dated as of January 1, 1996, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as Trustee (incorporated herein by reference to our Current Report on Form 8-K filed February 9, 1996).

      *10(a)+ Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

      *10(b)+         Darden Restaurants, Inc. FlexComp Plan as amended
                      March 19, 2003 (incorporated herein by reference to Exhibit 10(f) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

      *10(c)+ Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

      * 10(d)+        Supplemental  Pension Plan of Darden Restaurants,  Inc.
                      (incorporated herein by reference to Exhibit 10(d) to our Registration Statement on Form 10 effective May 5, 1995).

      * 10(e)+        Executive Health Plan of Darden Restaurants, Inc.
                      (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

      *10(f)+ Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

      *10(g)+ Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

      *10(h)+         Darden Restaurants, Inc. Management and
                      Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                      2003).

      *10(i)+         Benefits Trust Agreement dated as of October 3,
                      1995, between us and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, N.A.), as

                      Trustee (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

      *10(j)+ Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

      *10(k)+ Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

      *10(l)+ Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                      2003).

      *10(m)+ Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

      10(n)+ Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2003).

      10(o)+ First Amendment dated as of February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

      *10(p)+         Letter Agreement dated February 3, 2004, between Richard
                      E. Rivera and Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22,
                      2004).

      12ss.           Computation of Ratio of Consolidated Earnings to Fixed
                      Charges.

      13+             Portions of 2004 Annual Report to Shareholders.

      21+             Subsidiaries of Darden Restaurants, Inc.

      23ss.           Consent of Independent Registered Public Accounting Firm.

      24+             Powers of Attorney.

      31(a)ss.        Certification of Chief Executive Officer pursuant to
                      Section 302 of the  Sarbanes-Oxley  Act of 2002.

      31(b)ss.        Certification of Chief Financial Officer pursuant to
                      Section 302 of the  Sarbanes-Oxley  Act of 2002.

      32(a)ss.        Certification of Chief Executive  Officer pursuant to
                      Section 906 of the  Sarbanes-Oxley  Act of 2002.

      32(b)ss.        Certification of Chief Financial  Officer pursuant to
                      Section 906 of the  Sarbanes-Oxley  Act of 2002.

-----------------

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.

+ Previously filed with the original Form 10-K for the fiscal year ended May 30, 2004.

ss.  Filed herewith.