Form 10-Q/A
period 2004-08-29
DARDEN RESTAURANTS INC
filed 2005-01-07
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ..............to ........................

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  [X] Yes  [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 [X] Yes  [ ] No
                              --------------------

     Number of shares  of  common  stock  outstanding  as of  October  1,  2004:
157,217,444 (excluding 109,111,360 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     As previously disclosed, following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, Darden Restaurants, Inc. ("we", "our" or the "Company") determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on December 15, 2004, our Board of Directors concluded that our previously-filed financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 should be restated (the "Restatement"). Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

     This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended August 29, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on October 7, 2004 (the "Original Filing"), is being filed to reflect restatements of (i) our consolidated balance sheets at August 29, 2004 and May 30, 2004 and (ii) our consolidated statements of earnings, changes in stockholders' equity and accumulated other comprehensive income (loss), and cash flows, for the quarters ended August 29, 2004 and August 24, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

     For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Exhibit 12 of Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31(a), 31(b), 32(a) and 32(b), respectively.

     Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2004 which is being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

     Concurrently with the filing of this Form 10-Q/A, we are filing (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended May 30, 2004 (the "2004 10-K") to provide restatements of the financial statements or financial data as of and for the periods included in the 2004 10-K and (ii) a Quarterly Report on Form 10-Q for the quarterly period ended November 28, 2004. We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K other than the 2004 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to May 30, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                         Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                     3

                  Consolidated Balance Sheets                             4

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income (Loss)                       5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       20

         Item 4.  Controls and Procedures                                 20

Part II - Other Information

         Item 1.  Legal Proceedings                                       21

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                     21

         Item 5.  Other Information                                       22

         Item 6.  Exhibits                                                22

Signatures                                                                23

Index to Exhibits                                                         24

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 --------------------------------------------------------------------------------------------------------------------
                                                                     August 29, 2004           August 24, 2003
 --------------------------------------------------------------------------------------------------------------------
                                                                      (as restated)           (as restated)
 Sales........................................................           $1,278,644              $1,259,689
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              391,421                 396,713
      Restaurant labor........................................              405,816                 392,335
      Restaurant expenses.....................................              195,017                 192,829
                                                                        -----------              ----------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $49,219 and $48,082, respectively.          $   992,254              $  981,877
    Selling, general, and administrative......................              114,580                 113,641
    Depreciation and amortization.............................               52,760                  51,553
    Interest, net.............................................               10,964                  10,641
                                                                        -----------              ----------
        Total costs and expenses..............................          $ 1,170,558              $1,157,712
                                                                        -----------              ----------

 Earnings before income taxes.................................              108,086                 101,977
 Income taxes.................................................              (37,074)                (34,626)
                                                                        -----------              ----------

 Net earnings.................................................          $    71,012              $   67,351
                                                                        ===========              ==========

 Net earnings per share:
    Basic.....................................................          $      0.45              $     0.41
                                                                        ===========              ==========
    Diluted...................................................          $      0.44              $     0.40
                                                                        ===========              ==========

 Average number of common shares outstanding:
    Basic.....................................................              157,600                 164,700
                                                                        ===========              ==========
    Diluted...................................................              163,200                 170,500
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                   August 29, 2004             May 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                    (as restated)              (as restated)

ASSETS
Current assets:
   Cash and cash equivalents.................................        $     38,603               $    36,694
   Receivables...............................................              25,522                    30,258
   Inventories...............................................             217,989                   198,781
   Prepaid expenses and other current assets.................              27,803                    25,316
   Deferred income taxes.....................................              56,745                    55,258
                                                                     ------------               -----------
       Total current assets..................................        $    366,662               $   346,307
Land, buildings, and equipment...............................           2,261,646                 2,250,616
Other assets.................................................             181,123                   183,425
                                                                     ------------               -----------

       Total assets..........................................        $  2,809,431               $ 2,780,348
                                                                     ============               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................        $    164,698               $   174,624
   Short-term debt ..........................................              17,800                    14,500
   Accrued payroll...........................................              89,427                   103,327
   Accrued income taxes......................................              78,088                    48,753
   Other accrued taxes.......................................              40,273                    38,440
   Unearned revenues.........................................              65,091                    75,513
   Other current liabilities.................................             233,401                   228,324
                                                                     ------------               -----------
       Total current liabilities.............................        $    688,778               $   683,481
Long-term debt...............................................             652,672                   653,349
Deferred income taxes........................................             129,312                   132,690
Deferred rent................................................             124,940                   122,879
Other liabilities............................................              13,129                    12,661
                                                                     ------------               -----------
       Total liabilities.....................................        $  1,608,831               $ 1,605,060
                                                                     ------------               ----------

Stockholders' equity:
   Common stock and surplus..................................        $  1,605,563               $ 1,584,115
   Retained earnings.........................................           1,198,665                 1,127,653
   Treasury stock............................................          (1,544,882)               (1,483,768)
   Accumulated other comprehensive income (loss).............             (10,764)                  (10,173)
   Unearned compensation.....................................             (47,190)                  (41,401)
   Officer notes receivable..................................                (792)                   (1,138)
                                                                     ------------               -----------
       Total stockholders' equity............................        $  1,200,600               $ 1,175,288
                                                                     ------------               -----------

       Total liabilities and stockholders' equity............        $  2,809,431               $ 2,780,348
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

------------------------------------------------------------------------------------------------------------------------------------
                                             Common                            Accumulated
                                             Stock                               Other                       Officer       Total
                                              and       Retained   Treasury   Comprehensive    Unearned       Notes    Stockholders'
                                            Surplus     Earnings    Stock     Income (Loss)  Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004 (as previously
  reported).............................. $1,584,115  $1,197,921   $(1,483,768)    $(9,959)   $(41,401)     $(1,138)   $1,245,770
Restatement adjustments..................         --     (70,268)           --        (214)         --           --       (70,482)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 2004 (as restated)....  1,584,115   1,127,653    (1,483,768)    (10,173)    (41,401)      (1,138)    1,175,288
Comprehensive income:
   Net earnings (as restated)............         --      71,012            --          --          --           --        71,012
   Other comprehensive income (loss):
       Foreign currency adjustment
         (as restated)...................         --          --            --         904          --           --           904
       Change in fair value of derivatives,
        net of tax of $1,139.............         --          --            --      (1,495)         --           --        (1,495)
                                                                                                                        ------------
             Total comprehensive income
             (as restated)...............                                                                                  70,421
Stock option exercises (964 shares)            7,923          --           439          --          --           --         8,362
Issuance of restricted stock (361 shares),
 net of forfeiture adjustments...........      8,227          --            --          --      (8,227)          --            --
Earned compensation......................         --          --            --          --       1,688           --         1,688
ESOP note receivable repayments..........         --          --            --          --         750           --           750
Income tax benefits credited to equity...      4,527          --            --          --          --           --         4,527
Purchases of common stock for treasury
   (2,923 shares)........................         --          --       (61,963)         --          --           --       (61,963)
Issuance of treasury stock under
   Employee Stock Purchase and other
   plans (71 shares).....................        771          --           410          --          --           --         1,181
Repayment of officer notes...............         --          --            --          --          --          346           346
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 2004 (as restated)  $1,605,563  $1,198,665   $(1,544,882)   $(10,764)   $(47,190)       $(792)   $1,200,600
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                             Common                            Accumulated
                                              Stock                               Other                      Officer       Total
                                               And     Retained    Treasury   Comprehensive    Unearned      Notes    Stockholders'
                                             Surplus   Earnings     Stock     Income (Loss)  Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003 (as
   previously reported)..........          $1,525,957   $ 979,443   $(1,254,293)   $(10,489)    $(42,848)    $(1,579)   $1,196,191
Restatement adjustments..................          --     (65,979)           --        (157)          --          --       (66,136)
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 25, 2003 (as restated)....   1,525,957     913,464    (1,254,293)    (10,646)     (42,848)     (1,579)    1,130,055
Comprehensive income:
   Net earnings (as restated)............          --      67,351            --          --           --          --        67,351
   Other comprehensive income (loss):
       Foreign currency adjustment
       (as restated).....................          --          --            --        (505)          --          --          (505)
       Change in fair value of derivatives,
        net of tax of $44................          --          --            --        (545)          --          --          (545)
                                                                                                                         -----------
       Total comprehensive income
       (as restated)....................                                                                                    66,301
Stock option exercises (997 shares)             8,924          --           444          --           --          --         9,368
Issuance of restricted stock (392 shares),
   net of forfeiture adjustments.........       7,559          --           169          --       (7,728)         --            --
Earned compensation......................          --          --            --          --        1,010          --         1,010
ESOP note receivable repayments..........          --          --            --          --        1,285          --         1,285
Income tax benefits credited to equity...       4,405          --            --          --           --          --         4,405
Purchases of common stock for treasury
   (1,423 shares)........................          --          --       (27,578)         --           --          --       (27,578)
Issuance of treasury stock under
  Employee Stock Purchase and other
  plans (82 shares)......................         737          --           491          --           --          --         1,228
Repayment of officer notes...............          --          --            --          --           --         303           303
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 24, 2003 (as restated)   $1,547,582    $980,815   $(1,280,767)   $(11,696)    $(48,281)    $(1,276)   $1,186,377
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                      August 29, 2004          August 24, 2003
--------------------------------------------------------------------------------------------------------------------
                                                                       (as restated)            (as restated)
Cash flows--operating activities
   Net earnings.................................................        $     71,012             $    67,351
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................              52,760                  51,553
     Asset impairment (credit) charge, net......................                  (5)                    502
     Amortization of unearned compensation and loan costs.......               2,551                   1,844
     Non-cash compensation expense..............................                  28                      67
     Change in current assets and liabilities...................             (14,890)                 22,325
       Contribution to defined benefit pension plans and
           postretirement plan..................................                (106)                    (56)
     Loss (gain) on disposal of land, buildings, and equipment..                 154                  (1,559)
     Change in cash surrender value of trust owned life insurance                271                  (2,000)
     Deferred income taxes......................................              (3,726)                  2,542
     Change in deferred rent ...................................               2,061                   1,917
     Change in other liabilities ...............................                 552                     420
     Income tax benefits credited to equity.....................               4,527                   4,405
     Other, net.................................................              (2,332)                   (204)
                                                                         ------------            ------------
       Net cash provided by operating activities................         $   112,857             $   149,107
                                                                         ------------            ------------

Cash flows--investing activities
   Purchases of land, buildings, and equipment..................             (62,665)                (86,673)
   Increase in other assets.....................................                (319)                   (391)
   Proceeds from disposal of land, buildings, and
     equipment .................................................               1,184                   2,898
                                                                        -------------            ------------
       Net cash used in investing activities....................        $    (61,800)            $   (84,166)
                                                                        -------------            ------------

Cash flows--financing activities
   Proceeds from issuance of common stock.......................               9,515                  10,529
   Purchases of treasury stock..................................             (61,963)                (27,578)
   Increase in short-term debt..................................               3,300                      --
   ESOP note receivable repayment...............................                 750                   1,285
   Repayment of long-term debt..................................                (750)                 (1,285)
                                                                        -------------            ------------
       Net cash used in financing activities....................        $    (49,148)            $   (17,049)
                                                                        -------------            ------------

Increase in cash and cash equivalents...........................               1,909                  47,892
Cash and cash equivalents - beginning of period.................              36,694                  48,630
                                                                        ------------             -----------

Cash and cash equivalents - end of period.......................        $     38,603                  96,522
                                                                        =============            ===========

Cash flow from changes in current assets and liabilities
   Receivables..................................................               4,736                 (12,714)
   Inventories..................................................             (19,208)                    (91)
   Prepaid expenses and other current assets....................              (2,487)                 (7,532)
   Accounts payable.............................................              (9,926)                 20,342
   Accrued payroll..............................................             (13,900)                 (4,853)
   Accrued income taxes.........................................              29,335                  13,677
   Other accrued taxes..........................................               1,833                   2,791
    Unearned revenues...........................................             (10,422)                 (6,011)
   Other current liabilities....................................               5,149                  16,716
                                                                        ------------             -----------
       Change in current assets and liabilities.................        $    (14,890)            $    22,325
                                                                        =============            ===========
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)


Note 1.  Background

     The Company owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & GrillSM, and Seasons 52SM. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 29, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

     These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K/A.

Note 2.  Restatement of Financial Statements

     This Note should be read in conjunction with Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004.

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

     The cumulative effect of the Restatement through fiscal 2004 is an increase in the deferred rent liability of $114,008 and a decrease in deferred income tax liability of $43,526. As a result, retained earnings at the end of fiscal 2004 decreased by $70,268. Rent expense for fiscal years ended 2004, 2003 and 2002 and for the quarterly periods ended August 29, 2004 and August 24, 2003 increased by $7,222, $10,145, $7,874, $1,803 and $2,007, respectively. The
Restatement decreased reported diluted net earnings per share by $0.02, $0.04, and $0.03 for the fiscal years ended 2004, 2003, and 2002, respectively, but had no effect on reported diluted net earnings per share for the quarters ended August 29, 2004 and August 24, 2003. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement has been set forth, for the periods presented, in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004 which we are filing concurrently with this Form 10-Q/A.

     The following is a summary of the impact of the Restatement on (i) our consolidated balance sheets at August 29, 2004 and August 24, 2003 and (ii) our consolidated statements of earnings for the quarters ended August 29, 2004 and August 24, 2003. The impact of the Restatement on our consolidated balance sheet as of May 30, 2004 is presented in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004. We have not presented a summary of the impact on our consolidated statements of cash flows for any of the above-referenced quarterly periods since the net impact for each such quarterly period is zero.

                                                                As Previously
August 29, 2004                                                   Reported         Adjustments       As Restated
-------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Deferred income taxes                                        $    173,528        $  (44,216)     $   129,312
    Deferred rent                                                          --           124,940          124,940
    Other liabilities                                                  22,077            (8,948)          13,129
    Total liabilities                                               1,537,055            71,776        1,608,831
    Retained earnings                                               1,270,046           (71,381)       1,198,665
    Accumulated other comprehensive income (loss)                     (10,369)             (395)         (10,764)
    Total stockholders' equity                                      1,272,376           (71,776)       1,200,600

                                                                As Previously
August 24, 2003                                                   Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Deferred income taxes                                        $    155,832        $  (41,358)     $   114,474
    Deferred rent                                                          --           117,213          117,213
    Other liabilities                                                  20,304            (8,575)          11,729
    Total liabilities                                               1,515,237            67,280        1,582,517
    Retained earnings                                               1,048,037           (67,222)         980,815
    Accumulated other comprehensive income (loss)                     (11,638)              (58)         (11,696)
    Total stockholders' equity                                      1,253,657           (67,280)       1,186,377

                                                                As Previously
Quarter ended August 29, 2004                                     Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings
    Restaurant expenses                                           $  193,214       $     1,803        $   195,017
    Total cost of sales                                              990,451             1,803            992,254
    Total costs and expenses                                       1,168,755             1,803          1,170,558
    Earnings before income taxes                                     109,889            (1,803)           108,086
    Income taxes                                                      37,764              (690)            37,074
    Net earnings                                                      72,125            (1,113)            71,012
    Basic net earnings per share                                        0.46             (0.01)              0.45
    Diluted net earnings per share                                      0.44                --               0.44

                                                                As Previously
Quarter ended August 24, 2003                                     Reported         Adjustments       As Restated
--------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings
    Restaurant expenses                                           $  190,822       $     2,007        $   192,829
    Total cost of sales                                              979,870             2,007            981,877
    Total costs and expenses                                       1,155,705             2,007          1,157,712
    Earnings before income taxes                                     103,984            (2,007)           101,977
    Income taxes                                                      35,390              (764)            34,626
    Net earnings                                                      68,594            (1,243)            67,351
    Basic net earnings per share                                        0.42             (0.01)              0.41
    Diluted net earnings per share                                      0.40                --               0.40

         In addition, certain amounts in Note 4 have been restated to reflect the Restatement adjustments described above.

Note 3.  Consolidated Statements of Cash Flows


     During the quarter ended August 29, 2004, we paid $7,438 for interest (net of amounts capitalized) and $6,700 for income taxes. During the quarter ended August 24, 2003, we paid $7,193 for interest (net of amounts capitalized) and $14,133 for income taxes.

Note 4.  Stock-Based Compensation

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

                                                                                   Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     August 29, 2004            August 24, 2003
--------------------------------------------------------------------------------------------------------------------
                                                                     (as restated)              (as restated)

Net earnings, as reported                                                 $ 71,012                   $ 67,351
   Add:  Stock-based compensation expense included
       in reported net earnings, net of related
       tax effects                                                           1,060                        662

   Deduct:  Total stock-based compensation expense
       determined under fair value based method
       for all awards, net of related tax effects                           (5,028)                    (4,658)
                                                                  --------------------------------------------------
   Pro forma                                                              $ 67,044                   $ 63,355
                                                                  ==================================================
Basic net earnings per share
   As reported                                                              $ 0.45                     $ 0.41
   Pro forma                                                                $ 0.43                     $ 0.38
Diluted net earnings per share
   As reported                                                              $ 0.44                     $ 0.40
   Pro forma                                                                $ 0.41                     $ 0.37
====================================================================================================================


Note 5.  Provision for Impaired Assets and Restaurant Closings

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

                                          Balance at                                   Cash           Balance at
                                         May 30, 2004           Additions            Payments        August 29, 2004
---------------------------------------------------------------------------------------------------------------------
One-time termination benefits               $       49        $   --                $    (20)             $     29
Other exit costs                                   311            --                    (274)                   37

---------------------------------------------------------------------------------------------------------------------
                                            $      360        $   --                $   (294)             $     66
=====================================================================================================================

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

Note 6.  Net Earnings per Share

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

Note 7.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 115,400,000 shares in accordance with applicable securities regulations, we repurchased 2,922,798 shares of our common stock for $61,963 during the quarter ended August 29, 2004, resulting in a cumulative repurchase of 112,164,482 shares as of August 29, 2004.

Note 8.  Derivative Instruments and Hedging Activities

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

Note 9.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
----------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                       Quarter Ended
                                                     August 29,      August 24,         August 29,      August 24,
                                                      2004             2003               2004            2003
----------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 1,217         $ 1,144            $   175        $   150
Interest cost                                            1,828           1,769                251            230
Expected return on plan assets                          (3,210)         (3,205)                --             --
Amortization of unrecognized prior service cost            (87)            (87)                --              7
Recognized net actuarial loss                            1,248             927                 87             84
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   996         $   548            $   513        $   471
======================================================================================================================

Note 10.  Commitments and Contingencies

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

Note 11.  Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below for the Company should be read in conjunction with (i) the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q/A and (ii) the financial statements and the notes to such financial statements included in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004. All applicable disclosures in the following discussion have been modified to reflect the Restatement as described below.

RESTATEMENT

     Following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws. The Restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A.

     The cumulative effect of the Restatement through fiscal 2004 is an increase in the deferred rent liability of $114 million and a decrease in deferred income tax liability of $44 million. As a result, retained earnings at the end of fiscal 2004 decreased by $70 million. Rent expense for fiscal years ended 2004, 2003 and 2002 and for the quarterly periods ended August 29, 2004 and August 24, 2003 increased by $7 million, $10 million, $8 million, $2 million, and $2 million, respectively. The Restatement decreased reported diluted net earnings per share by $0.02, $0.04, and $0.03 for the fiscal years ended 2004, 2003 and 2002, respectively, but had no effect on reported diluted net earnings per share for the quarters ended August 29, 2004 and August 24, 2003. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement has been set forth, for the periods presented therein, in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004 which we are filing concurrently with this Form 10-Q/A.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 29, 2004 and August 24, 2003.

                                                                                    Quarter Ended
---------------------------------------------------------------------------------------------------------------------
                                                                       August 29, 2004          August 24, 2003
---------------------------------------------------------------------------------------------------------------------
                                                                        (as restated)            (as restated)
Sales ..........................................................               100.0%                   100.0%
Costs and expenses:
   Cost of sales:
     Food and beverage..........................................                30.6                     31.5
     Restaurant labor...........................................                31.7                     31.1
     Restaurant expenses........................................                15.3                     15.3
                                                                              ------                   ------
       Total cost of sales, excluding restaurant
         depreciation and amortization of 3.8%..................                77.6%                    77.9%

   Selling, general, and administrative.........................                 9.0                      9.0
   Depreciation and amortization................................                 4.1                      4.1
   Interest, net................................................                 0.8                      0.9
                                                                              -------                  -------
         Total costs and expenses...............................                91.5%                    91.9%
                                                                              -------                  -------

Earnings before income taxes....................................                 8.5                      8.1
Income taxes....................................................                (2.9)                    (2.8)
                                                                              -------                  -------

Net earnings....................................................                 5.6%                     5.3%
                                                                              =======                  =======
---------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.28 billion for the first quarter of fiscal 2005 compared to $1.26 billion for the first quarter of fiscal 2004, a 1.5 percent increase. The increase was primarily driven by a net increase of 53 company-owned restaurants since the first quarter of fiscal 2004 and increased U.S.
same-restaurant sales at Olive Garden, partially offset by decreased U.S. same-restaurant sales at Red Lobster. For the first quarter of fiscal 2005, our net earnings were $71 million compared to $67 million for the first quarter of fiscal 2004, a 5.4 percent increase, and our diluted net earnings per share were $0.44 compared to $0.40 for the first quarter of fiscal 2004, a 10 percent increase.

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

COSTS AND EXPENSES

     Total costs and expenses were $1.17 billion and $1.16 billion for the quarters ended August 29, 2004 and August 24, 2003, respectively. As a percent of sales, total costs and expenses decreased from 91.9 percent in the first quarter of fiscal 2004 to 91.5 percent in the first quarter of fiscal 2005.

     Food and beverage costs decreased $5 million, or 1.3 percent, from $397 million to $391 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, food and beverage costs decreased in the first quarter of fiscal 2005 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were partially offset by increased lobster, crab and dairy costs at Red Lobster and dairy costs at Olive Garden. During the first quarter of fiscal 2004, Red Lobster ran its Endless Crab promotion, which resulted in higher than expected food costs as a percentage of sales. Restaurant labor increased $13 million, or 3.4 percent, from $392 million to $406 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, restaurant labor increased primarily as a result of an increase in wage rates and reduced sales leverage at Red Lobster, which was partially offset by increased sales leverage at Olive Garden. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $2 million, or 1.1 percent, from $193 million to $195 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. As a percent of sales, restaurant expenses in the first quarter of fiscal 2005 were comparable to the first quarter of fiscal 2004 primarily as a result of lower workers' compensation and general liability expenses, which were offset by higher utility expenses. The decrease in our workers' compensation and general liability expenses resulted primarily from safety initiatives that we believe should continue to provide long-term reductions in both the number and severity of claims.

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

INCOME TAXES

     The effective income tax rate for the first quarter of fiscal 2005 was 34.3 percent compared to an effective income tax rate of 34.0 percent in the first quarter of fiscal 2004. The rate increase in fiscal 2005 was primarily due to a reduction in the amount of tax credits that we expect to receive for fiscal 2005.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the first quarter of fiscal 2005, our net earnings were $71 million compared to $67 million for the first quarter of fiscal 2004, a 5.4 percent increase, and our diluted net earnings per share were $0.44 compared to $0.40 for the first quarter of fiscal 2004, a 10 percent increase. At Red Lobster, decreased sales and higher restaurant labor, selling, general, and administrative, and depreciation expenses as a percent of sales more than offset decreased food and beverage costs and restaurant expenses as a percentage of sales. As a result, Red Lobster's operating profit decreased versus the first quarter of 2004. At Olive Garden, increased sales and lower restaurant expenses and selling, general, and administrative expenses as a percent of sales more than offset increased labor costs as a percent of sales, resulting in record first quarter operating profit for Olive Garden in fiscal 2005 and a double-digit operating profit increase over the same period in fiscal 2004. The increase in both our net earnings and diluted net earnings per share for the first quarter of fiscal 2005 was primarily due to increased U.S. same-restaurant sales at Olive Garden and decreases in our consolidated food and beverage costs as a percent of sales more than offsetting increased restaurant labor as a percentage of sales. Earnings results were negatively impacted by an increase in the effective income tax rate, which was primarily a result of a reduction in the amount of tax credits that we expect to receive for fiscal 2005.

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

--------------------------------------------------------------------------------------------------------------------
                                         August 29, 2004             May 30, 2004             August 24, 2003
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              650                       649                       645
Red Lobster - Canada...............               31                        31                        31
                                              ------                    ------                    ------
     Total.........................              681                       680                       676
                                              ------                    ------                    ------

Olive Garden - USA.................              539                       537                       521
Olive Garden - Canada..............                6                         6                         6
                                              ------                   -------                    ------
     Total.........................              545                       543                       527
                                              ------                   -------                    ------

Bahama Breeze......................               32                        32                        34
Smokey Bones ......................               76                        69                        44
Seasons 52.........................                1                         1                         1
                                             -------                   -------                    ------
     Total.........................            1,335                     1,325                     1,282
                                             -------                   -------                    ------
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

     A summary of our contractual obligations and commercial commitments as of August 29, 2004 is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
---------------------------------------------------------------------------------------------------------------------
       Contractual                             Less than            1-3                3-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
---------------------------------------------------------------------------------------------------------------------
Short-term debt            $     17,800       $  17,800         $       --         $      --           $      --
---------------------------------------------------------------------------------------------------------------------
Long-term debt (1)              653,653              --            450,000                --             203,653
---------------------------------------------------------------------------------------------------------------------
Operating leases                383,576          62,990            111,388            82,915             126,283
---------------------------------------------------------------------------------------------------------------------
Purchase obligations (2)        598,010         533,057             63,378             1,575                  --
---------------------------------------------------------------------------------------------------------------------
Total contractual cash
   obligations             $  1,653,039       $ 613,847         $  624,766         $  84,490           $ 329,936
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
--------------------------------------------------------------------------------------------------------------------
    Other Commercial           Total Amounts      Less than             1-3               3-5               Over 5
       Commitments              Committed          1 Year              Years             Years              Years
--------------------------------------------------------------------------------------------------------------------
Trade letters of credit        $     78        $     78          $      --          $      --            $   --
--------------------------------------------------------------------------------------------------------------------
Standby letters of
 credit (3)                      88,341          88,341                 --                 --                --
--------------------------------------------------------------------------------------------------------------------
Guarantees (4)                    4,147             795              1,449              1,095               808
--------------------------------------------------------------------------------------------------------------------
Other                             2,125             625              1,000                500                --
--------------------------------------------------------------------------------------------------------------------
Total commercial
   commitments                 $ 94,691        $ 89,839          $   2,449          $   1,595             $ 808
--------------------------------------------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1, "Summary of Significant Accounting Policies" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004). Actual results could differ from those estimates.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings; the impact of litigation on our financial position; and the expected date of our Chairman's retirement. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (each of which is discussed in greater detail in Item 1, "Business" of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004):

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

     Subsequent to the period covered by this report, and following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG, LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on December 15, 2004, our Board of Directors concluded that our previously-filed financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 should be restated. The Restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A, in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A. In connection with the Restatement and with the filing of this Form 10-Q/A, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 29, 2004, the end of the period covered by this Form 10-Q/A. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 29, 2004.

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

---------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                     Total Number         Average        Part of Publicly      May Yet be Purchased
                                 of Shares Purchased    Price Paid      Announced Plans or      Under the Plans or
             Period                      (1)             per Share           Programs              Programs (2)
---------------------------------------------------------------------------------------------------------------------
May 31, 2004 through July 4,
   2004                                    316,172          $20.63             316,172                  5,842,144
---------------------------------------------------------------------------------------------------------------------
July 5, 2004 through
   August 1, 2004                        1,906,537          $21.43          1,906,537                   3,935,607
---------------------------------------------------------------------------------------------------------------------
August  2,   2004   through
   August 29, 2004                         700,089          $20.82            700,089                   3,235,518
---------------------------------------------------------------------------------------------------------------------
Total                                    2,922,798          $21.20          2,922,798                   3,235,518
---------------------------------------------------------------------------------------------------------------------

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

Item 6.  Exhibits

         Exhibit 10(a)+ Letter Agreement dated October 7, 2004, between Joe Lee and Darden Restaurants, Inc.

         Exhibit 10(b)+ Form of Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

         Exhibit 10(c)+ Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

         Exhibit 10(d)+ Form of Restricted Stock Unit Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

         Exhibit 12ss. Computation of Ratio of Consolidated Earnings to Fixed Charges.

         Exhibit 31(a)ss.  Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31(b)ss.  Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32(a)ss.  Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32(b)ss.  Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

+ Previously filed with original Form 10-Q for the quarterly period ended August 29, 2004.
ss. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DARDEN RESTAURANTS, INC.


Dated:   January 6, 2005         By: /s/ Paula J. Shives
                                 ------------------------------
                                 Paula J. Shives
                                 Senior Vice President,
                                 General Counsel and Secretary



Dated:   January 6, 2005         By: /s/ Linda J. Dimopoulos
                                 ------------------------------
                                 Linda J. Dimopoulos
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number          Exhibit Title

10(a)+ Letter Agreement dated October 7, 2004, between Joe Lee and Darden Restaurants, Inc.

10(b)+ Form of Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

10(c)+ Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

10(d)+ Form of Restricted Stock Unit Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

12ss.           Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)ss. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)ss. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)ss. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)ss. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



+ Previously filed with original Form 10-Q for the quarterly period ended August 29, 2004.

ss.    Filed herewith.