Form 10-Q
period 2004-11-28
DARDEN RESTAURANTS INC
filed 2005-01-07
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------

                                    FORM 10-Q

                             ---------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ................... to ..................

                            -----------------------

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

                              --------------------

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

                              --------------------

     Number of shares  of  common  stock  outstanding  as of  January  2,  2005:
158,868,403 (excluding 109,093,707 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS

                                                                        Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                     3

                  Consolidated Balance Sheets                             4

                  Consolidated Statements of Changes
                  in Stockholders' Equity and Accumulated
                  Other Comprehensive Income (Loss)                       5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           13

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       22

         Item 4.  Controls and Procedures                                 22

Part II - Other Information

         Item 1.  Legal Proceedings                                       23

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                     23

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        24

         Item 6.  Exhibits                                                25

Signatures                                                                26

Index to Exhibits                                                         27

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Quarter Ended                  Six Months Ended
-----------------------------------------------------------------------------------------------------------------

                                                      November 28,  November 23,      November 28, November 23,
                                                          2004          2003              2004         2003
-----------------------------------------------------------------------------------------------------------------
                                                                     (as restated)                  (as restated)
Sales...............................................     $1,229,373   $1,142,543         $2,508,017   $2,402,232
Costs and expenses:
   Cost of sales:
     Food and beverage..............................       368,036       346,200            759,457      742,913
     Restaurant labor...............................       400,714       375,614            806,530      767,949
     Restaurant expenses............................       202,287       192,948            397,304      385,777
                                                         ---------    ----------         ----------   ----------
       Total cost of sales, excluding restaurant
         depreciation and amortization of $49,486,
         $48,443, $98,705, and $96,525, respectively     $  971,037   $  914,762         $1,963,291   $1,896,639
   Selling, general, and administrative.............        130,785      120,320            245,365      233,961
   Depreciation and amortization....................         53,176       52,048            105,936      103,601
   Interest, net....................................         11,007       10,725             21,971       21,366
                                                         ----------   ----------         ----------   ----------
       Total costs and expenses.....................     $1,166,005   $1,097,855         $2,336,563   $2,255,567
                                                         ----------   ----------         ----------   ----------

Earnings before income taxes........................         63,368       44,688            171,454      146,665
Income taxes........................................        (20,393)     (14,635)           (57,467)     (49,261)
                                                         ----------   ----------         ----------   ----------

Net earnings........................................     $   42,975   $   30,053         $  113,987   $   97,404
                                                         ==========   ==========         ==========   ==========

Net earnings per share:
   Basic............................................     $     0.27   $     0.18         $     0.73   $     0.59
                                                         ==========   ==========         ==========   ==========
   Diluted..........................................     $     0.26   $     0.18         $     0.70   $     0.57
                                                         ==========   ==========         ==========   ==========

Average number of common shares outstanding:
   Basic............................................        156,800      164,900            157,200      164,800
                                                         ==========   ==========         ==========   ==========
    Diluted.........................................        163,400      171,000            163,400      170,700
                                                         ==========   ==========         ==========   ==========
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                  November 28, 2004            May 30, 2004
 -------------------------------------------------------------------------------------------------------------------
                                                                                               (as restated)
 ASSETS
 Current assets:
    Cash and cash equivalents.................................           $    60,431            $    36,694
    Receivables...............................................                30,905                 30,258
    Inventories...............................................               236,441                198,781
    Assets held for sale......................................                   889                     --
    Prepaid expenses and other current assets.................                22,670                 25,316
    Deferred income taxes.....................................                60,338                 55,258
                                                                        ------------           ------------
        Total current assets..................................           $   411,674            $   346,307
 Land, buildings, and equipment...............................             2,292,062              2,250,616
 Other assets.................................................               184,182                183,425
                                                                        ------------           ------------

        Total assets..........................................           $ 2,887,918            $ 2,780,348
                                                                        ============           ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................           $   162,142            $   174,624
    Short-term debt ..........................................                    --                 14,500
    Accrued payroll...........................................                92,600                103,327
    Accrued income taxes......................................                91,495                 48,753
    Other accrued taxes.......................................                36,083                 38,440
    Unearned revenues.........................................                71,154                 75,513
    Current portion of long-term debt.........................               149,931                     --
    Other current liabilities.................................               246,493                228,324
                                                                        ------------           ------------
        Total current liabilities.............................           $   849,898            $   683,481
 Long-term debt, less current portion ........................               502,574                653,349
 Deferred income taxes........................................               126,233                132,690
 Deferred rent................................................               127,401                122,879
 Other liabilities............................................                15,093                 12,661
                                                                        ------------           ------------
        Total liabilities.....................................           $ 1,621,199            $ 1,605,060
                                                                        ------------           ------------

 Stockholders' equity:
    Common stock and surplus..................................           $ 1,632,633            $ 1,584,115
    Retained earnings.........................................             1,235,389              1,127,653
    Treasury stock............................................            (1,547,759)            (1,483,768)
    Accumulated other comprehensive income (loss).............                (7,479)               (10,173)
    Unearned compensation.....................................               (45,281)               (41,401)
    Officer notes receivable..................................                  (784)                (1,138)
                                                                        ------------           ------------
        Total stockholders' equity............................           $ 1,266,719            $ 1,175,288
                                                                        ------------           ------------

        Total liabilities and stockholders' equity............           $ 2,887,918            $ 2,780,348
                                                                        ============           ============

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        For the six months ended November 28, 2004 and November 23, 2003
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                              Common                            Accumulated
                                               Stock                               Other                   Officer       Total
                                                and     Retained    Treasury   Comprehensive   Unearned     Notes    Stockholders'
                                              Surplus   Earnings     Stock     Income (Loss) Compensation Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004 (as restated)....  $1,584,115  $ 1,127,653  $(1,483,768)   $(10,173)    $(41,401)    $(1,138)   $1,175,288
Comprehensive income:
   Net earnings..........................          --      113,987           --          --           --          --       113,987
   Other comprehensive income(loss):
       Foreign currency adjustment.......          --           --           --       3,344           --          --         3,344
       Change in fair value of
        derivatives, net of tax of $1,308          --           --           --        (650)          --          --          (650)
                                                                                                                         -----------
       Total comprehensive income........                                                                                  116,681
       Cash dividends declared                     --       (6,251)          --          --           --          --        (6,251)
Stock option exercises (2,667 shares)          24,357           --        3,599          --           --          --        27,956
Issuance of restricted stock (360 shares),
  net of forfeiture adjustments..........       8,281           --           --          --       (8,281)         --            --
Earned compensation......................          --           --           --          --        3,411          --         3,411
ESOP note receivable repayments..........          --           --           --          --          990          --           990
Income tax benefits credited to equity...      13,704           --           --          --           --          --        13,704
Purchases of common stock for treasury
  (3,179 shares).........................          --           --      (68,743)         --           --          --       (68,743)
Issuance of treasury stock under
   Employee Stock Purchase and other
     plans (163 shares)..................       2,176           --        1,153          --           --          --         3,329
Repayment of officer notes, net..........          --           --           --          --           --         354           354
------------------------------------------------------------------------------------------------------------------------------------
Balance at November 28, 2004               $1,632,633   $1,235,389  $(1,547,759)    $(7,479)    $(45,281)      $(784)   $1,266,719
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
                                                And     Retained    Treasury   Comprehensive   Unearned     Notes    Stockholders'
                                              Surplus   Earnings     Stock     Income (Loss) Compensation Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003 (as restated)....  $1,525,957   $  913,464  $(1,254,293)   $(10,646)    $(42,848)    $(1,579)   $1,130,055
Comprehensive income:
   Net earnings (as restated)............          --       97,404          --           --           --          --        97,404
   Other comprehensive income (loss):
      Foreign currency adjustment
      (as restated) .....................          --           --          --        1,301           --          --         1,301
      Change in fair value of derivatives,
       net of tax of $460................          --           --          --         (621)          --          --          (621)
                                                                                                                        ------------
         Total comprehensive income
          (as restated)..................                                                                                   98,084
Cash dividends declared..................          --       (6,575)         --           --           --          --        (6,575)
Stock option exercises (1,856 shares)....      16,117           --       1,604           --           --          --        17,721
Issuance of restricted stock (394 shares),
 net of forfeiture adjustments...........       7,591           --         171           --       (7,762)         --            --
Earned compensation......................          --           --          --           --        2,027          --         2,027
ESOP note receivable repayments..........          --           --          --           --        3,165          --         3,165
Income tax benefits credited to equity...       8,066           --          --           --           --          --         8,066
Purchases of common stock for treasury
    (2,199 shares).......................          --           --     (43,733)          --           --          --       (43,733)
Issuance of treasury stock under
  Employee Stock Purchase and other
    plans (202 shares)...................       2,178           --       1,213           --           --          --         3,391
Repayment of officer notes, net..........          --           --          --           --           --         323           323
------------------------------------------------------------------------------------------------------------------------------------
 Balance at November 23, 2003
   (as restated)                           $1,559,909   $1,004,293 $(1,295,038)     $(9,966)    $(45,418)    $(1,256)   $1,212,524
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Quarter Ended                     Six Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                              November 28,    November 23,    November 28,    November 23,
                                                                  2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------
                                                                               (as restated)                  (as restated)
Cash flows--operating activities
   Net earnings.................................................  $  42,975         $  30,053          $113,987    $ 97,404
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................     53,176            52,048           105,936     103,601
     Asset impairment (credit) charge, net......................       (108)            2,945              (113)      3,447
     Amortization of unearned compensation and loan costs.......      2,648             1,509             5,199       3,353
     Non-cash compensation expense..............................        945               743               973         810
     Change in current assets and liabilities...................      9,931          (117,854)           (4,959)    (95,529)
         Contributions to defined benefit pension plans and
           postretirement plan..................................        (45)              (85)             (151)       (141)
     Loss (gain) on disposal of land, buildings, and equipment..        153             1,081               307        (478)
     Change in cash surrender value of trust owned life insurance    (3,485)           (1,744)           (3,214)     (3,744)
     Deferred income taxes......................................     (6,503)            2,094           (10,229)      4,636
     Change in deferred rent....................................      2,461             2,368             4,522       4,285
     Change in other liabilities ...............................      2,009               386             2,561         806
     Income tax benefits credited to equity.....................      9,177             3,661            13,704       8,066
     Other, net.................................................        556              (634)           (1,776)       (838)
                                                                  ---------         ---------          --------    --------
       Net cash provided by (used in) operating activities......  $ 113,890         $ (23,429)         $226,747    $125,678
                                                                  ---------         ----------         --------    --------

Cash flows--investing activities
   Purchases of land, buildings, and equipment..................    (84,117)         (103,520)         (146,782)   (190,193)
   Increase in other assets.....................................     (1,931)           (2,250)           (2,250)     (2,641)
   Proceeds from disposal of land, buildings, and
     equipment .................................................      4,020             2,540             5,204       5,438
                                                                  ---------         ---------          --------    --------
       Net cash used in investing activities....................  $ (82,028)        $(103,230)        $(143,828)  $(187,396)
                                                                  ---------         ---------          --------    --------

Cash flows--financing activities
   Proceeds from issuance of common stock.......................     20,797             9,773            30,312      20,302
   Dividends paid...............................................     (6,251)           (6,575)           (6,251)     (6,575)
   Purchases of treasury stock..................................     (6,780)          (16,155)          (68,743)    (43,733)
   (Decrease) increase in short-term debt.......................    (17,800)           70,900           (14,500)     70,900
   ESOP note receivable repayment...............................        240             1,880               990       3,165
   Repayment of long-term debt..................................       (240)           (1,880)             (990)     (3,165)
                                                                  ---------         ---------          --------    --------
       Net cash (used in) provided by financing activities......  $ (10,034)        $  57,943          $(59,182)   $ 40,894
                                                                  ---------         ---------          --------    --------

Increase (decrease) in cash and cash equivalents................     21,828           (68,716)           23,737     (20,824)
Cash and cash equivalents - beginning of period.................     38,603            96,522            36,694      48,630
                                                                  ---------         ---------          --------    --------

Cash and cash equivalents - end of period.......................  $  60,431         $  27,806           $60,431    $ 27,806
                                                                  =========         =========          ========    ========

Cash flow from changes in current assets and liabilities
   Receivables..................................................     (5,383)           16,065              (647)      3,351
   Inventories..................................................    (18,452)          (83,262)          (37,660)    (83,353)
   Prepaid expenses and other current assets....................      5,049             7,922             2,562         390
   Accounts payable.............................................     (2,899)          (28,449)          (12,825)     (8,107)
   Accrued payroll..............................................      3,173             2,033           (10,727)     (2,820)
   Accrued income taxes.........................................     13,407           (30,809)           42,742     (17,132)
   Other accrued taxes..........................................     (4,190)           (3,099)           (2,357)       (308)
    Unearned revenues...........................................      6,063            (1,793)           (4,359)     (7,804)
   Other current liabilities....................................     13,163             3,538            18,312      20,254
                                                                  ---------         ---------          --------    --------
       Change in current assets and liabilities.................   $  9,931         $(117,854)         $ (4,959)   $(95,529)
                                                                  =========         ==========         ========    ========
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we", "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & GrillSM, and Seasons 52SM. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 28, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

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

Note 2.  Restatement of Financial Statements

     This Note should be read in conjunction with Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004.

     Following a December 2004 review of our lease accounting and leasehold depreciation policies, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 (the "Restatement"). Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date when we become legally obligated for the rent payments.

     The initial estimated impact of the Restatement was reported in our Current Report on Form 8-K dated December 15, 2004, which indicated that the estimates were subject to change as our independent registered public accounting firm completed its review. The figures reported in this Form 10-Q reflect certain adjustments to the estimates reported in the Form 8-K, with the result that the impact of the Restatement is somewhat less than previously estimated. The cumulative effect of the Restatement through fiscal 2004 is an increase in deferred rent liability of $114,008 and a decrease in deferred income tax liability of $43,526. As a result, retained earnings at the end of fiscal 2004 decreased by $70,268. Rent expense for fiscal years ended 2004, 2003 and 2002, for the quarter ended November 23, 2003 and for the six months ended November 23, 2003 increased by $7,222, $10,145, $7,874, $1,938 and $3,945, respectively.
The Restatement decreased reported diluted net earnings per share by $0.02, $0.04, $0.03, $0.00 and $0.01 for the fiscal years ended 2004, 2003 and 2002, for the quarter ended November 23, 2003 and for the six months ended November 23, 2003, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The Restatement has been set forth, for the respective periods presented therein, in (i) Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004 and
(ii) Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended August 29, 2004 which we are filing concurrently with this Form 10-Q.

     The following is a summary of the impact of the Restatement on (i) our consolidated balance sheet at November 23, 2003 and (ii) our consolidated statements of earnings for the quarter and six months ended November 23, 2003. The impact of the Restatement on our consolidated balance sheet as of May 30, 2004 is presented in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004. We have not presented a summary of the impact of the Restatement on our consolidated statements of cash flows for any of the above-referenced quarterly periods since the net impact for each quarterly period is zero.

                                                                 As Previously                           As
November 23, 2003                                                 Reported         Adjustments        Restated
--------------------------------------------------------------------------------------------------------------------
   Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------------
     Deferred income taxes                                       $    160,980        $  (42,096)     $   118,884
     Deferred rent                                                         --           119,581          119,581
     Other liabilities                                                 20,693            (8,641)          12,052
     Total liabilities                                              1,531,282            68,844        1,600,126
     Retained earnings                                              1,072,715           (68,422)       1,004,293
     Accumulated other comprehensive income (loss)                     (9,544)             (422)          (9,966)
     Total stockholders' equity                                     1,281,368           (68,844)       1,212,524

                                                                 As Previously                           As
Quarter ended November 23, 2003                                   Reported         Adjustments        Restated
--------------------------------------------------------------------------------------------------------------------
   Consolidated Statement of Earnings
--------------------------------------------------------------------------------------------------------------------
     Restaurant expenses                                           $  191,010      $     1,938        $   192,948
     Total cost of sales                                              912,824            1,938            914,762
     Total costs and expenses                                       1,095,917            1,938          1,097,855
     Earnings before income taxes                                      46,626           (1,938)            44,688
     Income taxes                                                      15,373             (738)            14,635
     Net earnings                                                      31,253           (1,200)            30,053
     Basic net earnings per share                                        0.19            (0.01)              0.18
     Diluted net earnings per share                                      0.18               --               0.18


                                                                 As Previously                           As
Six months ended November 23, 2003                                Reported         Adjustments        Restated
--------------------------------------------------------------------------------------------------------------------
   Consolidated Statement of Earnings
--------------------------------------------------------------------------------------------------------------------
     Restaurant expenses                                           $  381,832      $     3,945        $   385,777
     Total cost of sales                                            1,892,694            3,945          1,896,639
     Total costs and expenses                                       2,251,622            3,945          2,255,567
     Earnings before income taxes                                     150,610           (3,945)           146,665
     Income taxes                                                      50,763           (1,502)            49,261
     Net earnings                                                      99,847           (2,443)            97,404
     Basic net earnings per share                                        0.61            (0.02)              0.59
     Diluted net earnings per share                                      0.58            (0.01)              0.57

     In addition, certain amounts in Note 4 have been restated to reflect the Restatement adjustments described above.

Note 3.  Consolidated Statements of Cash Flows

     During the quarter and six months ended November 28, 2004, we paid $12,584 and $20,022, respectively, for interest (net of amounts capitalized) and $3,657 and $10,357, respectively, for income taxes. During the quarter and six months ended November 23, 2003, we paid $12,240 and $19,433, respectively, for interest (net of amounts capitalized) and $39,174 and $53,307, respectively, for income taxes.

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

                                                          Quarter Ended                    Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                  November 28,    November 23,        November 28,   November 23,
                                                      2004            2003                2004           2003
--------------------------------------------------------------------------------------------------------------------
                                                                (as restated)                      (as restated)
Net earnings, as reported                             $42,975        $ 30,053           $ 113,987       $ 97,404
   Add:  Stock-based compensation expense
       included in reported net earnings, net
       of related tax effects                           1,569           1,130               2,629          1,792
   Deduct:  Total stock-based compensation
       expense determined under fair value based
       method for all awards, net of related tax
       effects                                         (5,584)         (5,438)            (10,612)       (10,096)
                                                 -------------------------------------------------------------------
   Pro forma                                          $38,960        $ 25,745           $ 106,004       $ 89,100
                                                  ===================================================================
Basic net earnings per share
   As reported                                        $  0.27        $   0.18           $    0.73       $   0.59
   Pro forma                                          $  0.25        $   0.16           $    0.67       $   0.54

Diluted net earnings per share
   As reported                                        $  0.26        $   0.18           $    0.70       $   0.57
   Pro forma                                          $  0.24        $   0.15           $    0.65       $   0.52

====================================================================================================================

Note 5.   Provision for Impaired Assets and Restaurant Closings

     During fiscal 2004, we recorded a restructuring charge of $1,112 related primarily to severance payments made to certain restaurant employees and other exit costs associated with the closing of six Bahama Breeze restaurants in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Below is a summary of the restructuring liability for the six months ended November 28, 2004:

                                        Balance at                               Cash               Balance at
                                       May 30, 2004         Additions          Payments          November 28, 2004
--------------------------------------------------------------------------------------------------------------------
One-time termination benefits             $   49             $    --        $    (49)         $   --

Other exit costs                             311                  --            (311)             --
--------------------------------------------------------------------------------------------------------------------
                                          $  360             $    --        $   (360)         $   --
====================================================================================================================

     During the quarter and six months ended November 28, 2004, we recorded charges of $550 and $583, respectively, for long-lived asset impairments resulting from the decision to close, relocate, and rebuild certain restaurants. During the quarter and six months ended November 23, 2003, we recorded charges of $3,004 and $4,188, respectively, for similar actions. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and six months ended November 28, 2004, we also recorded gains of $658 and $696, respectively, related to previously impaired assets that were sold. During the quarter and six months ended November 23, 2003, we recorded gains of $59 and $741, respectively, related to the sale of previously impaired assets. These amounts are included in selling, general, and administrative expenses.

Note 6.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 2,674,182 and 4,852,750 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 28, 2004 and November 23, 2003, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 3,539,251 and 4,859,420 shares of common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 28, 2004 and November 23, 2003, respectively, for the same reason.

Note 7.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 137,400,000 shares in accordance with applicable securities regulations, we repurchased 256,155 and 3,178,953 shares of our common stock for $6,780 and $68,743 during the quarter and six months ended November 28, 2004, respectively, resulting in a cumulative repurchase of 112,420,637 shares as of November 28, 2004.

Note 8.  Derivative Instruments and Hedging Activities

     During the first quarter of fiscal 2005, we issued Darden stock units to certain key employees. The Darden stock units were granted at a value equal to the market price of our common stock at the date of grant and will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. At November 28, 2004, we had 458,077 Darden stock units outstanding. No Darden stock units were outstanding during fiscal 2004.

     During the first quarter of fiscal 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2005. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which have a $3,904 notional amount and can only be net settled in cash, are used to hedge the variability in cash flows associated with the unvested unrecognized Darden stock units. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $1,462 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at November 28, 2004. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $102 and $116 was recognized in earnings as a component of restaurant labor during the quarter and six months ended November 28, 2004, respectively.

     During the first quarter of fiscal 2005, we entered into an interest rate swap agreement ("swap") to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swap, which has a $25,000 notional principal amount of indebtedness, will be used to hedge a portion of the interest payments associated with a forecasted issuance of debt in fiscal 2006. No swaps were entered into during the second quarter of fiscal 2005. As of November 28, 2004, we have swaps with a total notional principal amount of indebtedness of $100,000 designated to hedge the forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as accumulated other comprehensive income (loss). The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $1,697, net of tax, related to the swaps was recognized in accumulated other comprehensive income (loss) at November 28, 2004. No amounts were recognized in earnings during the quarter and six months ended November 28, 2004.

Note 9.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
-----------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                        Quarter Ended
                                                     November 28,     November 23,        November 28,    November 23,
                                                         2004           2003                2004             2003
-----------------------------------------------------------------------------------------------------------------------
Service cost                                            $ 1,217         $ 1,143            $    176          $   153
Interest cost                                             1,829           1,769                 251              230
Expected return on plan assets                           (3,210)         (3,205)                 --               --
Amortization of unrecognized prior service cost             (87)            (87)                 --                7
Recognized net actuarial loss                             1,248             928                  86               83
------------------------------------------------------------------------------------------------ ----------------------
Net periodic benefit cost                               $   997         $   548            $    513          $   473
=======================================================================================================================

                                                         Defined Benefit Plans           Postretirement Benefit Plan
-----------------------------------------------------------------------------------------------------------------------
                                                            Six Months Ended                    Six Months Ended
                                                      November 28,     November 23,        November 28,    November 23,
                                                         2004            2003                 2004             2003
-----------------------------------------------------------------------------------------------------------------------
Service cost                                            $ 2,434         $ 2,287            $    350          $   303
Interest cost                                             3,657           3,538                 502              459
Expected return on plan assets                           (6,420)         (6,410)                 --               --
Amortization of unrecognized prior service cost            (174)           (174)                 --               15
Recognized net actuarial loss                             2,496           1,855                 173              167
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                               $ 1,993         $ 1,096            $  1,025          $   944
=======================================================================================================================

Note 10.   Commitments and Contingencies

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of November 28, 2004 and May 30, 2004, we had $72,677 and $72,480, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of November 28, 2004 and May 30, 2004, we also had $13,780 and $15,896, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of  November  28,  2004 and May 30,  2004,  we had  $2,026  and  $4,346,
respectively, of guarantees associated with third party lease assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at November 28, 2004 and May 30, 2004 amounted to $1,535 and $3,131, respectively. We did not accrue for the guarantees, as we believed the likelihood of the third parties defaulting on the assignment agreements was improbable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2005 through fiscal 2012.

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits sought penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. During the second quarter of fiscal 2005, we attended mediations with the plaintiffs and agreed to settle both lawsuits for approximately $9,500; the full terms of the settlement are subject to judicial review. We recorded settlement expenses amounting to approximately $3,000 and $4,500 associated with these lawsuits during the quarter and six months ended November 28, 2004, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at November 28, 2004.

     In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their motion for modification of the appellate decision is pending. We intend to vigorously defend our position in this case. Although the outcome of the case cannot be ascertained at this time, we do not believe that the disposition of this case will have a material adverse effect on our financial position, results of operations or liquidity.

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

Note 11.   Future Application of Accounting Standards

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $4,015 and $7,983 for the quarter and six months ended November 28, 2004, respectively, and $4,308 and $8,304 for the quarter and six months ended November 23, 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below for the Company should be read in conjunction with the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

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

     The cumulative effect of the Restatement through fiscal 2004 is an increase in deferred rent liability of $114 million and a decrease in deferred income tax liability of $44 million. As a result, retained earnings at the end of fiscal 2004 decreased by $70 million. Rent expense for fiscal years ended 2004, 2003 and 2002, for the quarter ended November 23, 2003 and for the six months ended November 23, 2003 increased by $7 million, $10 million, $8 million, $2 million and $4 million, respectively. The Restatement decreased reported diluted net earnings per share by $0.02, $0.04, $0.03, $0.00 and $0.01 for the fiscal years ended 2004, 2003 and 2002, for the quarter ended November 23, 2003 and for the six months ended November 23, 2003, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The Restatement has been set forth, for the respective periods presented therein, in (i) Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004 and
(ii) Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended August 29, 2004 which we are filing concurrently with this Form 10-Q.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 28, 2004 and November 23, 2003.


                                                                 Quarter Ended                 Six Months Ended
 ---------------------------------------------------------------------------------------------------------------------
                                                         November 28,   November 23,   November 28,    November 23,
                                                             2004           2003           2004            2003
 ---------------------------------------------------------------------------------------------------------------------
                                                                       (as restated)                  (as restated)
 Sales ...................................................   100.0%          100.0%         100.0%         100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage...................................    29.9            30.3           30.3           30.9
      Restaurant labor....................................    32.6            32.9           32.2           32.0
      Restaurant expenses.................................    16.5            16.9           15.8           16.0
                                                            ------          ------         ------         ------
         Total  cost  of  sales,  excluding  restaurant
           depreciation   and   amortization  of  4.0%,
           4.2%, 3.9% and 4.0%, respectively..............    79.0%           80.1%          78.3%          78.9%
    Selling, general, and administrative..................    10.6            10.5            9.8            9.7
    Depreciation and amortization.........................     4.3             4.6            4.2            4.3
    Interest, net.........................................     0.9             0.9            0.9            0.9
                                                            ------          ------         ------         ------
          Total costs and expenses........................    94.8%           96.1%          93.2%          93.8%
                                                            ------          ------         ------         ------

 Earnings before income taxes.............................     5.2             3.9            6.8            6.2
 Income taxes.............................................    (1.7)           (1.3)          (2.3)          (2.1)
                                                            ------          ------         ------         ------

 Net earnings.............................................     3.5%            2.6%           4.5%           4.1%
                                                            ======          ======         ======         ======

 ---------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.23 billion and $2.51 billion for the second quarter and first six months of fiscal 2005, respectively, compared to $1.14 billion and $2.40 billion for the second quarter and first six months of fiscal 2004. The
7.6 percent and 4.4 percent increases in sales for the second quarter and first six months of fiscal 2005, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster, and by additional Company-owned restaurants opened since the second quarter of fiscal 2004. For the second quarter of fiscal 2005, our net earnings were $43 million compared to $30 million for the second quarter of fiscal 2004, a 43.0 percent increase, and our diluted net earnings per share were $0.26 for the second quarter of fiscal 2005 compared to $0.18 for the second quarter of fiscal 2004, a 44.4 percent increase. For the first six months of fiscal 2005, our net earnings were $114 million compared to $97 million for the first six months of fiscal 2004, a 17.0 percent increase, and our diluted net earnings per share were $0.70 for the first six months of fiscal 2005 compared to $0.57 for the first six months of fiscal 2004, a 22.8 percent increase.

     Olive Garden reported its 41st consecutive quarter of U.S. same-restaurant sales growth during the second quarter of fiscal 2005 with a 5.5 percent increase. Red Lobster reported U.S. same-restaurant sales growth of 3.4 percent during the second quarter of fiscal 2005, its first quarter of same-restaurant sales growth since the first quarter of fiscal 2004. Red Lobster's increase in U.S. same-restaurant sales was attributable primarily to improved in-restaurant operations, more effective advertising support, and a nationally advertised "Endless Shrimp" promotion. Red Lobster also achieved record guest satisfaction results during the second quarter of fiscal 2005. Bahama Breeze delivered improved financial performance. Operating five fewer restaurants than the prior year, Bahama Breeze achieved lower food and beverage and restaurant labor expenses as a percent of sales while strengthening the guest experience it provides. Smokey Bones operated 30 more restaurants than the prior year, including seven restaurants that were opened during the second quarter of fiscal 2005. During full fiscal 2005, Smokey Bones expects to open a total of 30 to 40 new restaurants. In an effort to determine the concept's sales potential with national advertising support, Smokey Bones began conducting a limited television advertising test in two markets. Smokey Bones is also focused on reducing the cost of new restaurants through design changes which include smaller prototypes.

SALES

     Sales were $1.23 billion and $1.14 billion for the quarters ended November 28, 2004 and November 23, 2003, respectively. The 7.6 percent increase in sales for the second quarter of fiscal 2005 was due primarily to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, and a net increase of 40 company-owned restaurants since the second quarter of fiscal 2004. Red Lobster sales of $569 million were 4.4 percent above last year's second quarter, which resulted primarily from a 3.4 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.2 percent increase in average check and a 1.2 percent increase in same-restaurant guest counts. Olive Garden's sales of $564 million were 8.8 percent above last year's second quarter, driven primarily by its 15 net new restaurants in operation versus last year and a 5.5 percent increase in U.S. same-restaurant sales. Olive Garden achieved its 41st consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 3.8 percent increase in same-restaurant guest counts and a 1.7 percent increase in average check.

     Sales were $2.51 billion and $2.40 billion for the six months ended November 28, 2004 and November 23, 2003, respectively. The 4.4 percent increase in sales for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 was due primarily to increased same-restaurant sales at Olive Garden and a net increase of 40 company-owned restaurants since the second quarter of fiscal 2004. Red Lobster sales of $1.16 billion were 1.3 percent below last year. U.S. same-restaurant sales for Red Lobster decreased 2.5 percent, primarily as a result of a 4.1 percent decrease in same-restaurant guest counts offset only partially by a 1.6 percent increase in average check. Olive Garden's sales of $1.14 billion were 7.4 percent above last year driven primarily by its 15 net new restaurants in operation versus last year and a 4.1 percent increase in U.S. same-restaurant sales. U.S. same-restaurant sales for Olive Garden increased 4.1 percent, primarily as a result of a 2.2 percent increase in same-restaurant guest counts and a 1.9 percent increase in average check.

COSTS AND EXPENSES

     Total costs and expenses were $1.17 billion and $1.10 billion for the quarters ended November 28, 2004 and November 23, 2003, respectively. As a percent of sales, total costs and expenses decreased from 96.1 percent in the second quarter of fiscal 2004 to 94.8 percent in the second quarter of fiscal 2005.

     Food and beverage costs increased $22 million, or 6.3 percent, from $346 million to $368 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. As a percent of sales, food and beverage costs decreased in the second quarter of fiscal 2005 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were partially offset by increased lobster, crab and dairy costs at Red Lobster and dairy costs at Olive Garden. Restaurant labor increased $25 million, or 6.7 percent, from $376 million to $401 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. As a percent of sales, restaurant labor decreased primarily as a result of increased sales leverage at Olive Garden and Red Lobster, which was partially offset by an increase in wage rates. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $9 million, or 4.8 percent, from $193 million to $202 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. As a percent of sales, restaurant expenses decreased in the second quarter of fiscal 2005 primarily as a result of lower new restaurant pre-opening expenses due to fewer new restaurant openings and lower workers' compensation and general liability expenses. The decrease in our workers' compensation and general liability expenses resulted primarily from safety initiatives that we believe should continue to provide long-term reductions in both the number and severity of claims.

     Selling, general, and administrative expenses increased $10 million, or 8.7 percent, from $120 million to $131 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. As a percent of sales, selling, general, and administrative expenses increased in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily as a result of increased employee benefit costs and the expected resolution of the meal and break period lawsuits in California, which were partially offset by decreased marketing expenses at Red Lobster.

     Depreciation and amortization expense increased $1 million, or 2.2 percent, from $52 million to $53 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. As a percent of sales, depreciation and amortization expense decreased in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily as a result of the favorable impact of higher sales volumes.

     Net interest expense in the second quarter of fiscal 2005 was comparable to the second quarter of fiscal 2004 reflecting lower capitalized interest in the second quarter of fiscal 2005 as a result of less new restaurant and remodel activity than in the second quarter of fiscal 2004, which was offset by the favorable impact of higher sales volumes.

     Food and beverage costs increased $17 million, or 2.2 percent, from $743 million to $759 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. As a percent of sales, food and beverage costs decreased in the first six months of fiscal 2005 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were partially offset by increased lobster, crab and dairy costs at Red Lobster and dairy costs at Olive Garden. Restaurant labor increased $39 million, or 5.0 percent, from $768 million to $807 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. As a percent of sales, restaurant labor increased primarily as a result of increased wage rates and reduced sales leverage at Red Lobster, which was partially offset by increased sales leverage at Olive Garden. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $12 million, or 3.0 percent, from $386 million to $397 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. As a percent of sales, restaurant expenses decreased in the first six months of fiscal 2005 primarily as a result of lower new restaurant pre-opening expenses as a result of fewer new restaurant openings and lower workers' compensation and general liability expenses, which was partially offset by higher utility costs.

     Selling, general, and administrative expenses increased $11 million, or 4.9 percent, from $234 million to $245 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. As a percent of sales, selling, general, and administrative expenses increased in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily as a result of increased employee benefit costs and the expected resolution of the meal and break period lawsuits in California, which were partially offset by decreased marketing expenses at Red Lobster and Olive Garden.

     Depreciation and amortization expense increased $2 million, or 2.3 percent, from $104 million to $106 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. As a percent of sales, depreciation and amortization expense decreased in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily as a result of the favorable impact of higher sales volumes.

     Net interest expense in the first six months of fiscal 2005 was comparable to the first six months of fiscal 2004 reflecting lower capitalized interest in the first six months of fiscal 2005 as a result of less new restaurant and remodel activity than in the first six months of fiscal 2004, which was offset by the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the second quarter and first six months of fiscal 2005 was 32.2 percent and 33.5 percent, respectively, compared to an effective income tax rate of 32.7 and 33.6 percent in the second quarter and first six months of fiscal 2004, respectively. The rate decreases in fiscal 2005 were primarily due to an increase in the amount of tax credits that we expect to receive for fiscal 2005 for providing work opportunities to individuals from certain target groups.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the second quarter of fiscal 2005, our net earnings were $43 million compared to $30 million for the second quarter of fiscal 2004, a 43.0 percent increase, and our diluted net earnings per share were $0.26 for the second quarter of fiscal 2005 compared to $0.18 for the second quarter of fiscal 2004, a 44.4 percent increase. At Red Lobster, increased sales and decreased food and beverage costs, restaurant labor, restaurant expenses, selling, general, and administrative, and depreciation expenses as a percent of sales, resulted in record operating profit for the second quarter of fiscal 2005. At Olive Garden, increased sales and lower restaurant expenses and depreciation expenses as a percent of sales, partially offset by increased labor costs and selling, general, and administrative expenses as a percent of sales, resulted in record second quarter operating profit for Olive Garden in fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the second quarter of fiscal 2005 was due primarily to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and decreased consolidated food and beverage costs, restaurant labor, restaurant expenses, and depreciation expenses as a percent of sales more than offsetting increased selling, general, and administrative expenses as a percentage of sales. Net earnings were favorably impacted by a decrease in the effective income tax rate, primarily resulting from an increase in the amount of tax credits that we expect to receive for fiscal 2005 for providing work opportunities to individuals from certain target groups.

     For the first six months of fiscal 2005, our net earnings were $114 million compared to $97 million for the first six months of fiscal 2004, a 17.0 percent increase, and our diluted net earnings per share were $0.70 for the first six months of fiscal 2005 compared to $0.57 for the first six months of fiscal 2004, a 22.8 percent increase. At Red Lobster, decreased food and beverage costs, restaurant expenses, and depreciation expenses as a percentage of sales more than offset decreased sales and higher restaurant labor and selling, general, and administrative expenses as a percent of sales. As a result, Red Lobster's operating profit increased versus the first six months of fiscal 2004. At Olive Garden, increased sales and lower restaurant expenses, selling, general, and administrative, and depreciation expenses as a percent of sales more than offset increased restaurant labor costs as a percent of sales. As a result, Olive Garden's operating profit increased versus the first six months of fiscal 2004. The increase in both our net earnings and diluted net earnings per share for the first six months of fiscal 2005 was due primarily to increased U.S. same-restaurant sales at Olive Garden and decreases in our consolidated food and beverage costs, restaurant expenses, and depreciation expenses as a percent of sales more than offsetting increased restaurant labor and selling, general, and administrative expenses as a percentage of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the second quarter of fiscal 2005, compared with the number open at the end of fiscal 2004 and the end of the second quarter of fiscal 2004.

 -------------------------------------------------------------------------------------------------------------------
                                        November 28, 2004            May 30, 2004            November 23, 2003
 -------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             649                       649                       649
 Red Lobster - Canada...............              31                        31                        31
                                              ------                    ------                    ------
      Total.........................             680                       680                       680
                                              ------                    ------                    ------

 Olive Garden - USA.................             541                       537                       526
 Olive Garden - Canada..............               6                         6                         6
                                              ------                    ------                    ------
      Total.........................             547                       543                       532
                                              ------                    ------                    ------

 Bahama Breeze......................              32                        32                        37
 Smokey Bones ......................              83                        69                        53
 Seasons 52.........................               1                         1                         1
                                              ------                    ------                    ------
      Total.........................           1,343                     1,325                     1,303
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

     Our commercial paper program serves as our primary source of short-term financing. As of November 28, 2004, no commercial paper was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants is expected to limit our liquidity or capital resources. As of November 28, 2004, we were in compliance with all covenants under the Credit Agreement.

     At November 28, 2004, our long-term debt consisted principally of: (1) $150 million of unsecured 6.375 percent notes due in February 2006, (2) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (3) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (4) $100 million of unsecured 7.125 percent debentures due in February 2016, and (5) an unsecured, variable rate $28 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. We also have $150 million of unsecured 8.375 percent senior notes due in September 2005 included in current liabilities, which we plan to repay through the issuance of unsecured debt securities in fiscal 2006. Through a shelf registration statement on file with the SEC, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of November 28, 2004 is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
---------------------------------------------------------------------------------------------------------------------
       Contractual                             Less than            1-3                3-5               After 5
       Obligations             Total            1 Year             Years              Years               Years
---------------------------------------------------------------------------------------------------------------------
Long-term debt (1)          $   653,413        $150,000           $300,000        $       --            $203,413
---------------------------------------------------------------------------------------------------------------------
Operating leases                401,856          65,296            115,587            85,504             135,469
---------------------------------------------------------------------------------------------------------------------
Purchase obligations (2)        592,878         570,267             20,472             2,139                  --
---------------------------------------------------------------------------------------------------------------------
Total contractual cash
   obligations              $ 1,648,147        $785,563           $436,059        $   87,643            $338,882
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
---------------------------------------------------------------------------------------------------------------------
                               Total
    Other Commercial          Amounts           Less than             1-3               3-5               Over 5
       Commitments           Committed           1 Year              Years             Years              Years
---------------------------------------------------------------------------------------------------------------------
Standby letters of
 credit (3)                $  86,457           $ 86,457         $     --            $     --          $     --
---------------------------------------------------------------------------------------------------------------------
Guarantees (4)                 2,026                498              810                 441               277
---------------------------------------------------------------------------------------------------------------------
Total commercial
   commitments             $  88,483           $ 86,955         $    810            $    441          $    277
---------------------------------------------------------------------------------------------------------------------

(1) Excludes issuance discount of $908.
(2) Includes commitments for food and beverage items and supplies, capital projects, and other miscellaneous commitments.
(3) Includes letters of credit for $72,677 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $5,108 associated with lease payments included in contractual operating lease obligation payments noted above.
(4) Consists solely of guarantees associated with leased properties that have been assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

     Except for operating leases noted in the contractual obligations table above and the derivative and hedging instruments disclosed in Note 8 "Derivative Instruments and Hedging Activities" under Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock, after giving effect to the additional 22.0 million shares that were authorized to be repurchased by our

Board on September 28, 2004. Net cash flows used by financing activities included our repurchase of 0.3 million shares of our common stock for $7 million in the second quarter of fiscal 2005, compared to 0.8 million shares for $16 million in the second quarter of fiscal 2004. For the first six months of fiscal 2005, net cash flows used by financing activities included our repurchase of 3.2 million shares of our common stock for $69 million, compared to 2.2 million shares for $44 million for the first six months of fiscal 2004. As of November 28, 2004, we have repurchased a total of 112.4 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $84 million and $147 million in the second quarter and first six months of fiscal 2005, compared to $104 million and $190 million in the second quarter and first six months of fiscal 2004. The decreased expenditures in the second quarter and first six months of fiscal 2005 resulted primarily from decreased spending associated with building new restaurants and remodels.

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

FINANCIAL CONDITION

     Our current assets totaled $412 million at November 28, 2004, compared to $346 million at May 30, 2004. The increase resulted primarily from an increase in inventory of $38 million due to seasonality and opportunistic product purchases and an increase in cash and cash equivalents of $24 million that was due to the increase in operating performance and reduced Company share buy-back during the second quarter of fiscal 2005.

     Our current liabilities totaled $850 million at November 28, 2004, up from $683 million at May 30, 2004. The increase in current liabilities is primarily due to the reclassification of the $150 million of unsecured 8.375 percent senior notes due in September 2005 from long-term debt to current liabilities. Accounts payable of $162 million at November 28, 2004, decreased from $175 million at May 30, 2004, principally due to the timing and terms of inventory purchases, capital expenditures, and related payments. Accrued payroll of $93 million at November 28, 2004, decreased from $103 million at May 30, 2004, principally due to the payout of the fiscal 2004 incentive compensation during the first quarter of fiscal 2005, which is partially offset by the amounts accrued for the current fiscal year's incentive compensation. Accrued income taxes of $91 million at November 28, 2004, increased from $49 million at May 30, 2004, principally due to the income taxes accrued for in the first six months of fiscal 2005 and the timing of income tax payments. Other current liabilities of $246 million at November 28, 2004, increased from $228 million at May 30, 2004, principally due to insurance, litigation, and employee benefit-related accruals.

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

     Impairment of Long-Lived Assets

     Land, buildings, and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Those assets whose disposal is not probable within one year remain in land, buildings, and equipment until their disposal is probable within one year.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed in Note 4, "Future Application of Accounting Standards" under Notes to Consolidated Financial Statements contained elsewhere in this Form 10-Q, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $4 million and $8 million for the quarter and six months ended November 28, 2004, respectively, and $4 million and $8 million for the quarter and six months ended November 23, 2003, respectively.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings and related capital expenditures; and the impact of litigation on our financial position. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (which are discussed in greater detail in Item 1, "Business" of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004):

o the highly competitive nature of the restaurant industry, especially pricing, service, location, personnel, and type and quality of food;
o economic, market, and other conditions, including a protracted economic slowdown or worsening economy, industry-wide cost pressures, public safety conditions (including ongoing concerns about terrorism threats or the continuing conflict in Iraq), weak consumer demand, changes in consumer preferences, demographic trends, weather conditions, construction costs, and the cost and availability of borrowed funds;
o the price and availability of food, labor, utilities, insurance and media, and other costs, including seafood costs, employee benefits, workers'
     compensation insurance, litigation costs, and the general impact of inflation;
o unfavorable publicity relating to food safety or other concerns, including litigation alleging poor food quality, food-borne illness, or personal injury;
o    the availability of desirable restaurant locations;
o government regulations and litigation relating to federal and state labor laws, zoning, land use, environmental matters, and liquor licenses;
o growth plans, including real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development, and the availability of funds to finance growth; and
o    the effectiveness of internal controls over financial reporting.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 28, 2004, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $5 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 8 to the Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $19 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the six months of fiscal 2005 averaged $673 million, with a high of $677 million and a low of $666 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 28, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 28, 2004.

     Subsequent to the period covered by this report, and following a December 2004 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG, LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on December 15, 2004, our Board of Directors concluded that our previously-filed financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 should be restated. The Restatement is further discussed in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q. In connection with the Restatement and with the filing of the Form 10-Q/A for the first quarter of fiscal 2005 and the Form 10-K/A for fiscal 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 28, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 28, 2004.

     During the fiscal quarter ended November 28, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings


     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits sought penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. During the second quarter of fiscal 2005, we attended mediations with the plaintiffs and agreed to settle both lawsuits for approximately $9.5 million; the full terms of the settlement are subject to judicial review. We recorded settlement expenses amounting to approximately $3.0 million and $4.5 million associated with these lawsuits during the quarter and six months ended November 28, 2004, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at November 28, 2004.


     In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their motion for modification of the appellate decision is pending. We intend to vigorously defend our position in this case. Although the outcome of the case cannot be ascertained at this time, we do not believe that the disposition of this case will have a material adverse effect on our financial position, results of operations or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 28, 2004. Since commencing repurchases in December 1995, we have repurchased a total of 112,420,637 shares under authorizations from our Board of Directors to repurchase an aggregate of
137.4 million shares, including an additional 22.0 million shares that were authorized by our Board of Directors to be repurchased on September 28, 2004.

----------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                      Total Number        Average        Part of Publicly      May Yet be Purchased
                                        of Shares       Price Paid      Announced Plans or      Under the Plans or
             Period                   Purchased (1)      per Share           Programs              Programs (2)
----------------------------------------------------------------------------------------------------------------------
August 30, 2004 through October
   3, 2004                                  19,164           $23.30                19,164              25,216,354
----------------------------------------------------------------------------------------------------------------------
October 4, 2004 through
   October 31, 2004                         36,991           $24.66                36,991              25,179,363
----------------------------------------------------------------------------------------------------------------------
November 1, 2004 through
   November 28, 2004                       200,000           $27.09               200,000              24,979,363
----------------------------------------------------------------------------------------------------------------------
Total                                      256,155           $26.47               256,155              24,979,363
----------------------------------------------------------------------------------------------------------------------

(1) All of the shares purchased during the second quarter ended November 28, 2004 were purchased as part of our repurchase program. The authority for our repurchase program was increased to an aggregate of 115.4 million shares by our Board on September 18, 2002, and announced publicly in a press release that same day, and was most recently increased by 22.0 million shares to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued that same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares. The figures in this column include the additional 22 million shares that were authorized to be repurchased by our Board on September 28, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Our Annual Meeting of Shareholders was held on September 29, 2004.

     (b) The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

     (c)  At the Annual Meeting, the shareholders took the following actions:

          (i)  Elected the following twelve directors:

                                             For               Withheld
                                         ---------            ----------
               Leonard L. Berry          138,727,115          1,782,299
               Odie C. Donald            138,777,557          1,731,857
               David H. Hughes           137,254,001          3,255,413
               Joe R. Lee                134,500,319          6,009,095
               Senator Connie Mack, III  136,498,934          4,010,480
               Andrew H. Madsen          138,590,962          1,918,452
               Clarence Otis, Jr.        138,662,582          1,846,832
               Michael D. Rose           137,758,378          2,751,036
               Maria A. Sastre           137,341,507          3,167,907
               Jack A. Smith             137,225,106          3,284,308
               BlaineSweatt, III         138,636,615          1,872,799
               Rita P. Wilson            138,822,671          1,686,743

          (ii) Approved our amended and restated Employee Stock Purchase Plan.

               For                       116,841,450
               Against                     2,805,649
               Abstain                     1,573,366
               Broker non-vote            19,288,949

          (iii)Approved the appointment of KPMG LLP as our independent auditors for the fiscal year ending May 29, 2005.

               For                       133,700,531
               Against                     5,521,494
               Abstain                     1,287,389

Item 6.  Exhibits

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


                                       DARDEN RESTAURANTS, INC.


Dated:   January 6, 2005               By: /s/ Paula J. Shives
                                       -----------------------------------------
                                       Paula J. Shives
                                       Senior Vice President,
                                       General Counsel and Secretary



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