Form 10-Q
period 2005-02-27
DARDEN RESTAURANTS INC
filed 2005-04-07
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 2005

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE    ACT    OF    1934

  For the transition period from ...................... to ..................

                           --------------------------

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

                                Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

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

     Number  of  shares  of  common  stock  outstanding  as of  April  1,  2005:
156,664,569 (excluding 113,854,068 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                         Page

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Earnings                      3

                  Consolidated Balance Sheets                              4

                  Consolidated Statements of Changes in
                  Stockholders' Equity and  Accumulated
                  Other Comprehensive Income (Loss)                        5

                  Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial
                  Statements                                               7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              13

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       22

         Item 4.  Controls and Procedures                                 23

Part II - Other Information

         Item 1.  Legal Proceedings                                       23

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                     24

         Item 6.  Exhibits                                                24

Signatures                                                                25

Index to Exhibits                                                         26

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Quarter Ended                    Nine Months Ended
-----------------------------------------------------------------------------------------------------------------

                                                      February 27,  February 22,      February 27, February 22,
                                                          2005          2004              2005         2004
-----------------------------------------------------------------------------------------------------------------
                                                                    (as restated)                   (as restated)
Sales................................................    $1,375,879   $1,241,952         $3,883,896   $3,644,184
Costs and expenses:
   Cost of sales:
     Food and beverage...............................       412,863      372,544          1,172,320    1,115,457
     Restaurant labor................................       435,660      391,019          1,242,190    1,158,968
     Restaurant expenses.............................       206,918      190,310            604,222      576,087
                                                         ----------   ----------         ----------   ----------
       Total cost of sales, excluding restaurant
         depreciation and amortization of $49,047,
         $48,690, $147,752, and $145,215, respectively   $1,055,441   $  953,873         $3,018,732   $2,850,512
   Selling, general, and administrative..............       126,488      113,552            371,853      347,513
   Depreciation and amortization.....................        52,721       52,179            158,657      155,780
   Interest, net.....................................        10,405       10,944             32,376       32,310
                                                         ----------   ----------         ----------   ----------
       Total costs and expenses......................    $1,245,055   $1,130,548         $3,581,618   $3,386,115
                                                         ----------   ----------         ----------   ----------

Earnings before income taxes.........................       130,824      111,404            302,278      258,069
Income taxes.........................................       (38,194)     (34,316)           (95,661)     (83,577)
                                                         ----------   ----------         ----------   ----------

Net earnings.........................................    $   92,630   $   77,088         $  206,617   $  174,492
                                                         ==========   ==========         ==========   ==========

Net earnings per share:
   Basic.............................................    $     0.59   $     0.47         $     1.31   $     1.06
                                                         ==========   ==========         ==========   ==========
   Diluted...........................................    $     0.56   $     0.45         $     1.26   $    $1.02
                                                         ==========   ==========         ==========   ==========

Average number of common shares outstanding:
   Basic.............................................       157,300      164,200            157,200      164,600
                                                         ==========   ==========         ==========   ==========
   Diluted...........................................       164,500      170,100            163,800      170,600
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

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

 -------------------------------------------------------------------------------------------------------------------
                                                                  February 27, 2005            May 30, 2004
 -------------------------------------------------------------------------------------------------------------------

                                                                                               (as restated)
 ASSETS
 Current assets:
    Cash and cash equivalents.................................           $    87,782            $    36,694
    Receivables...............................................                47,610                 30,258
    Inventories...............................................               271,088                198,781
    Assets held for sale......................................                   599                     --
    Prepaid expenses and other current assets.................                29,036                 25,316
    Deferred income taxes.....................................                60,693                 55,258
                                                                          ----------            -----------
        Total current assets..................................           $   496,808            $   346,307
 Land, buildings, and equipment, net..........................             2,318,359              2,250,616
 Other assets.................................................               180,672                183,425
                                                                          ----------            -----------

        Total assets..........................................           $ 2,995,839            $ 2,780,348
                                                                         ===========            ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................           $   186,482            $   174,624
    Short-term debt ..........................................                    --                 14,500
    Accrued payroll...........................................               112,273                103,327
    Accrued income taxes......................................                80,151                 48,753
    Other accrued taxes.......................................                41,211                 38,440
    Unearned revenues.........................................               103,440                 75,513
    Current portion of long-term debt.........................               299,887                     --
    Other current liabilities.................................               263,630                228,324
                                                                         -----------            -----------
        Total current liabilities.............................           $ 1,087,074            $   683,481
 Long-term debt, less current portion ........................               351,412                653,349
 Deferred income taxes........................................               120,125                132,690
 Deferred rent................................................               128,722                122,879
 Other liabilities............................................                20,785                 12,661
                                                                         -----------            -----------
        Total liabilities.....................................           $ 1,708,118            $ 1,605,060
                                                                         -----------            -----------

 Stockholders' equity:
    Common stock and surplus..................................           $ 1,661,683            $ 1,584,115
    Retained earnings.........................................             1,328,019              1,127,653
    Treasury stock............................................            (1,649,985)            (1,483,768)
    Accumulated other comprehensive income (loss).............                (8,204)               (10,173)
    Unearned compensation.....................................               (43,076)               (41,401)
    Officer notes receivable..................................                  (716)                (1,138)
                                                                         -----------            -----------
        Total stockholders' equity............................           $ 1,287,721            $ 1,175,288
                                                                         -----------            -----------

        Total liabilities and stockholders' equity............           $ 2,995,839            $ 2,780,348
                                                                         ===========            ===========

 -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        For the nine months ended February 27, 2005 and February 22, 2004
                                 (In thousands)
                                   (Unaudited)

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
                                        Surplus      Earnings       Stock     Income (Loss)  Compensation   Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004 (as
  restated).........................   $1,584,115   $1,127,653   $(1,483,768)    $ (10,173)    $(41,401)   $(1,138)    $1,175,288
Comprehensive income:
   Net earnings.....................           --      206,617            --            --           --         --        206,617
   Other comprehensive income (loss):
     Foreign currency adjustment....           --           --            --         2,112           --         --          2,112

     Change in fair value of
       derivatives, net of tax of $956         --           --            --          (143)          --         --           (143)
                                                                                                                        ---------
       Total comprehensive income...                                                                                      208,586
Cash dividends declared.............           --       (6,251)           --            --           --         --         (6,251)
Stock option exercises (4,294 shares)      40,084           --         5,196            --           --         --         45,280
Issuance of restricted stock (388
   shares), net of forfeiture
   adjustments......................        9,404           --            --            --       (9,404)        --             --
Earned compensation.................           --           --            --            --        5,461         --          5,461
ESOP note receivable repayments.....           --           --            --            --        2,268         --          2,268
Income tax benefits credited to
   equity...........................       24,763           --            --            --           --         --         24,763
Purchases of common stock for
   treasury (6,841 shares)..........           --           --      (173,050)           --           --         --       (173,050)
Issuance of treasury stock under
   Employee Stock Purchase and
   other plans (245 shares).........        3,317           --         1,637            --           --         --          4,954
Repayment of officer notes, net.....           --           --            --            --           --        422            422
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 27, 2005           $1,661,683   $1,328,019   $(1,649,985)    $  (8,204)    $(43,076)   $  (716)    $1,287,721
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
                                         Surplus     Earnings     Stock        Income (Loss)  Compensation  Receivable    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 25, 2003 (as
  restated).........................   $1,525,957   $  913,464   $(1,254,293)    $ (10,646)    $(42,848)   $(1,579)    $1,130,055
Comprehensive income:
   Net earnings (as restated).......           --      174,492            --            --           --         --        174,492
   Other comprehensive income (loss):
     Foreign currency adjustment
      (as restated) ................           --           --            --           804           --         --            804
     Change in fair value of derivatives,
       net of tax of $480...........           --           --            --          (653)          --         --           (653)
                                                                                                                        ---------
         Total comprehensive income
           (as restated)............                                                                                      174,643
Cash dividends declared.............           --       (6,575)           --            --           --         --         (6,575)
Stock option exercises (2,664 shares)      23,582           --         2,737            --           --         --         26,319
Issuance of restricted stock
  (436 shares), net of forfeiture
  adjustments.......................        8,459           --           171            --       (8,630)        --             --
Earned compensation.................           --           --            --            --        3,310         --          3,310
ESOP note receivable repayments.....           --           --            --            --        3,995         --          3,995
Income tax benefits credited to equity     11,278           --            --            --           --         --         11,278
Purchases of common stock for
  treasury (6,330 shares)...........           --           --      (131,902)           --           --         --       (131,902)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (277 shares).........         2,943           --         1,656            --           --         --          4,599
Repayment of officer notes, net....            --           --            --            --           --        395            395
------------------------------------------------------------------------------------------------------------------------------------
 Balance at February 22, 2004
   (as restated)                       $1,572,219   $1,081,381   $(1,381,631)    $ (10,495)    $(44,173)   $(1,184)    $1,216,117
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  Quarter Ended                Nine  Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                          February 27, 2005  February 22, 2004  February 27, 2005  February 22, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (as restated)                  (as restated)
Cash flows--operating activities
   Net earnings.................................................  $  92,630         $  77,088     $  206,617     $   174,492
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................     52,721            52,179        158,657         155,780
     Asset impairment charge, net...............................      2,611               597          2,498           4,044
     Amortization of unearned compensation and loan costs.......      2,944             2,496          8,143           5,849
     Non-cash compensation expense..............................         32                28          1,005             838
     Change in current assets and liabilities...................     29,989            90,729         25,030          (4,800)
       Contributions to defined benefit pension plans and
       postretirement plan......................................       (237)              (61)          (388)           (202)
     Loss (gain) on disposal of land, buildings, and
       equipment................................................        778            (1,404)         1,085          (1,882)
     Change in cash surrender value of trust owned life
       insurance................................................       (956)           (3,182)        (4,170)         (6,926)
     Deferred income taxes......................................     (6,815)            4,057        (17,044)          8,693
     Change in deferred rent....................................      1,321             1,597          5,843           5,882
     Change in other liabilities ...............................      5,885               812          8,446           1,618
     Income tax benefits credited to equity.....................     11,059             3,212         24,763          11,278
     Other, net.................................................        873                57           (903)           (781)
                                                                   --------           -------       --------         -------
        Net cash provided by operating activities...............  $ 192,835         $ 228,205     $  419,582     $   353,883
                                                                   --------           -------       --------         -------

Cash flows--investing activities
   Purchases of land, buildings, and equipment..................    (83,879)          (81,632)      (230,661)       (271,825)
   Increase (decrease) in other assets..........................      1,522            (1,261)          (728)         (3,902)
   Proceeds from disposal of land, buildings, and equipment.....      2,263             5,443          7,467           10,881
                                                                   --------           -------       --------         --------
       Net cash used in investing activities....................  $ (80,094)        $ (77,450)    $ (223,922)    $  (264,846)
                                                                   --------           -------       --------         --------

Cash flows--financing activities
   Proceeds from issuance of common stock.......................     18,917             9,778         49,229          30,080
   Dividends paid...............................................         --                --         (6,251)         (6,575)
   Purchases of treasury stock..................................   (104,307)          (88,169)      (173,050)       (131,902)
   (Decrease) increase in short-term debt.......................         --           (56,300)       (14,500)         14,600
   ESOP note receivable repayment...............................      1,278               830          2,268           3,995
   Repayment of long-term debt..................................     (1,278)             (830)        (2,268)         (3,995)
                                                                   --------           -------       --------        --------
       Net cash used in financing activities....................  $ (85,390)        $(134,691)    $ (144,572)    $   (93,797)
                                                                   --------           -------       --------        --------


Increase (decrease) in cash and cash equivalents................     27,351            16,064         51,088          (4,760)
Cash and cash equivalents - beginning of period.................     60,431            27,806         36,694          48,630
                                                                   --------           -------       --------        --------

Cash and cash equivalents - end of period.......................  $  87,782         $  43,870     $   87,782     $    43,870
                                                                   ========          ========       ========        ========

Cash flow from changes in current assets and liabilities
   Receivables..................................................    (16,705)           (8,552)       (17,352)         (5,201)
   Inventories..................................................    (34,647)           (5,764)       (72,307)        (89,117)
   Prepaid expenses and other current assets....................     (6,601)            2,786         (4,039)          3,176
   Accounts payable.............................................     24,683            20,588         11,858          12,481
   Accrued payroll..............................................     19,673             9,848          8,946           7,028
   Accrued income taxes.........................................    (11,344)           16,105         31,398          (1,027)
   Other accrued taxes..........................................      5,128             1,476          2,771           1,168
    Unearned revenues...........................................     32,286            26,785         27,927          18,981
   Other current liabilities....................................     17,516            27,457         35,828          47,711
                                                                   --------          --------       --------        --------
    Change in current assets and liabilities....................  $  29,989         $  90,729     $   25,030     $   (4,800)
                                                                   ========          ========       ========        ========
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we", "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & GrillSM, and Seasons 52SM. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 27, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2005.

     These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A for the fiscal year ended May 30, 2004 ("Form 10-K/A"). The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K/A.

Note 2.  Restatement of Financial Statements

     This Note should be read in conjunction with Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of our Form 10-K/A.

     Following a review of our lease accounting and leasehold depreciation policies in December 2004, we determined that it was appropriate to adjust certain of our prior financial statements. As a result, we restated our consolidated financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005 (the "Restatement"). Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we become legally obligated for the rent payments.

     The cumulative effect of the Restatement as of May 30, 2004 was an increase in deferred rent liability of $114,008 and a decrease in deferred income tax liability of $43,526. As a result, retained earnings at the end of fiscal 2004 decreased by $70,268. Rent expense for the quarter and nine months ended February 22, 2004 increased by $1,601 and $5,546, respectively, from amounts previously reported. The Restatement decreased reported diluted net earnings per share by $0.01 and $0.02 for the quarter and nine months ended February 22, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The following is a summary of the impact of the Restatement on (i) our consolidated balance sheet at February 22, 2004 and (ii) our consolidated statements of earnings for the quarter and nine months ended February 22, 2004. The impact of the Restatement on our consolidated balance sheet as of May 30, 2004 is presented in our Form 10-K/A. We have not presented a summary of the impact of the Restatement on our consolidated statements of cash flows for any of the above-referenced quarterly periods since the net impact for each quarterly period is zero.

                                                               As Previously                             As
February 22, 2004                                                 Reported         Adjustments        Restated
------------------------------------------------------------ ------------------- ---------------- ------------------
   Consolidated Balance Sheet
------------------------------------------------------------ ------------------- ---------------- ------------------
     Deferred income taxes                                       $    169,998        $  (42,885)     $   127,113
     Deferred rent                                                         --           121,178          121,178
     Other liabilities                                                 21,570            (8,746)          12,824
     Total liabilities                                              1,586,673            69,547        1,656,220
     Retained earnings                                              1,150,614           (69,233)       1,081,381
     Accumulated other comprehensive income (loss)                    (10,181)             (314)         (10,495)
     Total stockholders' equity                                     1,285,664           (69,547)       1,216,117


                                                               As Previously                             As
Quarter ended February 22, 2004                                   Reported         Adjustments        Restated
------------------------------------------------------------ ------------------- ---------------- ------------------
   Consolidated Statement of Earnings
------------------------------------------------------------ ------------------- ---------------- ------------------
     Restaurant expenses                                         $    188,709      $     1,601        $   190,310
     Total cost of sales                                              952,272            1,601            953,873
     Total costs and expenses                                       1,128,947            1,601          1,130,548
     Earnings before income taxes                                     113,005           (1,601)           111,404
     Income taxes                                                      35,106             (790)            34,316
     Net earnings                                                      77,899             (811)            77,088
     Basic net earnings per share                                        0.47               --               0.47
     Diluted net earnings per share                                      0.46           (0.01)               0.45


                                                               As Previously                             As
Nine months ended February 22, 2004                               Reported         Adjustments        Restated
------------------------------------------------------------ ------------------- ---------------- ------------------
   Consolidated Statement of Earnings
------------------------------------------------------------ ------------------- ---------------- ------------------
     Restaurant expenses                                         $    570,541      $     5,546        $   576,087
     Total cost of sales                                            2,844,966            5,546          2,850,512
     Total costs and expenses                                       3,380,569            5,546          3,386,115
     Earnings before income taxes                                     263,615           (5,546)           258,069
     Income taxes                                                      85,869           (2,292)            83,577
     Net earnings                                                     177,746           (3,254)           174,492
     Basic net earnings per share                                        1.08            (0.02)              1.06
     Diluted net earnings per share                                      1.04            (0.02)              1.02

     In addition, certain amounts in Note 4 have been restated to reflect the Restatement adjustments described above.

Note 3.  Consolidated Statements of Cash Flows

     During the quarter and nine months ended February 27, 2005, we paid $6,857 and $26,879, respectively, for interest (net of amounts capitalized) and $45,681 and $56,038, respectively, for income taxes. During the quarter and nine months ended February 22, 2004, we paid $7,388 and $26,821, respectively, for interest (net of amounts capitalized) and $11,075 and $64,382, respectively, for income taxes.

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

                                                          Quarter Ended                     Nine Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                    February 27,   February 22,         February 27,    February 22,
                                                        2005         2004                 2005            2004
---------------------------------------------------------------------------------------------------------------------
                                                                 (as restated)                       (as restated)

Net earnings, as reported                             $ 92,630     $ 77,088              $ 206,617      $ 174,492
   Add:  Stock-based compensation expense included
       in reported net earnings, net of related          1,284          803                  3,913          2,595
       tax effects
   Deduct:  Total stock-based compensation expense
       determined under fair value based method
       for all awards, net of related tax effects
                                                        (5,203)      (4,445)               (15,815)       (14,541)
                                                   ------------------------------------------------------------------
   Pro forma                                          $ 88,711     $ 73,446              $ 194,715      $ 162,546
                                                   ==================================================================
Basic net earnings per share
   As reported                                        $   0.59     $   0.47              $    1.31      $    1.06
   Pro forma                                          $   0.56     $   0.45              $    1.24      $    0.99

Diluted net earnings per share
   As reported                                        $   0.56     $   0.45              $    1.26      $    1.02
   Pro forma                                          $   0.54     $   0.43              $    1.19      $    0.95
=====================================================================================================================

Note 5.   Provision for Impaired Assets and Restaurant Closings

     During fiscal 2004, we recorded a restructuring charge of $1,112 related primarily to severance payments made to certain restaurant employees and other exit costs associated with the closing of six Bahama Breeze restaurants in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Below is a summary of the restructuring liability for the nine months ended February 27, 2005:

                                        Balance at                             Cash             Balance at
                                       May 30, 2004         Additions        Payments        February 27, 2005
----------------------------------- ----------------- ----------------- ----------------- ------------------------
One-time termination benefits             $  49                $ --         $    (49)            $  --

Other exit costs                            311                  --             (311)               --
 ---------------------------------- ----------------- ----------------- ----------------- ------------------------
                                          $ 360                $ --         $   (360)            $  --
=================================== ================= ================= ================= ========================

     During the quarter and nine months ended  February  27,  2005,  we recorded charges of $27 and $610, respectively, for long-lived asset impairments resulting from the decision to close, relocate, and rebuild certain restaurants. During the quarter and nine months ended February 22, 2004, we recorded charges of $672 and $4,860, respectively, for similar actions. During the quarter ended February 27, 2005, we also recorded charges of $3,260 for the write-down of carrying value of one Red Lobster and one Olive Garden restaurant, both of which continued to operate. These impairments were measured based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and nine months ended February 27, 2005, we also recorded gains of $676 and $1,372, respectively, related to previously impaired assets that were sold. During the quarter and nine months ended February 22, 2004, we recorded gains of $75 and $816, respectively, related to the sale of previously impaired assets. These amounts are included in selling, general, and administrative expenses.

Note 6.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 28,329 and 4,729,620 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 27, 2005 and February 22, 2004, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 2,768,460 and 4,734,630 shares of common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 27, 2005 and February 22, 2004, respectively, for the same reason.

Note 7.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 137,400,000 shares in accordance with applicable securities regulations, we repurchased 3,662,514 and 6,841,467 shares of our common stock for $104,307 and $173,050 during the quarter and nine months ended February 27, 2005, respectively, resulting in a cumulative repurchase of 116,083,151 shares as of February 27, 2005.

Note 8.  Derivative Instruments and Hedging Activities

     During the first quarter of fiscal 2005, we issued Darden stock units to certain key employees. The Darden stock units were granted at a value equal to the market price of our common stock at the date of grant and will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. At February 27, 2005, we had 448,515 Darden stock units outstanding. No Darden stock units were outstanding during fiscal 2004.

     During the first quarter of fiscal 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2005. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which have a $3,904 notional amount and can only be net settled in cash, are used to hedge the variability in cash flows associated with the unvested unrecognized Darden stock units. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $1,401 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at February 27, 2005. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $77 and $193 was recognized in earnings as a component of restaurant labor during the quarter and nine months ended February 27, 2005, respectively.

     During the first quarter of fiscal 2005, we entered into an interest rate swap agreement ("swap") to hedge the risk of changes in the benchmark interest rate of a future issuance of fixed-rate debt. The swap, which has a $25,000 notional principal amount of indebtedness, will be used to hedge the interest payments associated with a forecasted issuance of debt in fiscal 2006. No swaps were entered into during the third quarter of fiscal 2005. As of February 27, 2005, we have swaps with a total notional principal amount of indebtedness of $100,000 designated to hedge the forecasted issuance of debt in fiscal 2006. To the extent the swaps are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the swaps are not included in current earnings but are reported as accumulated other comprehensive income (loss). The accumulated gain or loss at the swap settlement date will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are recognized in earnings. A deferred loss of $1,450, net of tax, related to the swaps was recognized in accumulated other comprehensive income (loss) at February 27, 2005. No amounts were recognized in earnings during the quarter and nine months ended February 27, 2005.

Note 9.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
------------------------------------------------ --------------------------------- -- --------------------------------
                                                          Quarter Ended                        Quarter Ended
                                                  February 27,     February 22,        February 27,     February 22,
                                                      2005             2004                2005             2004
------------------------------------------------ ---------------- ---------------- -- ---------------- ---------------
Service cost                                           $  1,218         $ 1,152            $    175          $   153
Interest cost                                             1,829           1,769                 252              230
Expected return on plan assets                           (3,210)         (3,205)                 --               --
Amortization of unrecognized prior service cost             (87)            (87)                 --                7
Recognized net actuarial loss                             1,248             928                  86               83
------------------------------------------------ ---------------- ---------------- -- ---------------- ---------------
Net periodic benefit cost                              $    998         $   557            $    513          $   473
================================================ ================ ================ == ================ ===============


                                                         Defined Benefit Plans           Postretirement Benefit Plan
------------------------------------------------ --------------------------------- -- --------------------------------
                                                        Nine Months Ended                    Nine Months Ended
                                                  February 27,     February 22,        February 27,     February 22,
                                                      2005             2004                2005             2004
------------------------------------------------ ---------------- ---------------- -- ---------------- ---------------
Service cost                                            $ 3,652         $ 3,440            $    524          $   456
Interest cost                                             5,486           5,307                 754              689
Expected return on plan assets                           (9,630)         (9,615)                 --               --
Amortization of unrecognized prior service cost            (261)           (261)                 --               22
Recognized net actuarial loss                             3,744           2,783                 259              250
------------------------------------------------ ---------------- ---------------- -- ---------------- ---------------
Net periodic benefit cost                               $ 2,991         $ 1,654            $  1,537          $ 1,417
================================================ ================ ================ == ================ ===============

Note 10.   Commitments and Contingencies

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 27, 2005 and May 30, 2004, we had $72,677 and $72,480, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of February 27, 2005 and May 30, 2004, we also had $13,772 and $15,896, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of  February  27,  2005 and May 30,  2004,  we had  $1,892  and  $4,346,
respectively, of guarantees associated with third party lease assignment obligations. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at February 27, 2005 and May 30, 2004 amounted to $1,447 and $3,131, respectively. We did not accrue for the guarantees, as we believed the likelihood of the third parties defaulting on the assignment agreements was improbable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2007 through fiscal 2012.

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits sought penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. During the second quarter of fiscal 2005, we attended mediations with the plaintiffs and agreed to settle both lawsuits for approximately $9,500; the full terms of the settlement are subject to judicial review. We recorded settlement expenses amounting to approximately $0 and $4,500 associated with these lawsuits during the quarter and nine months ended February 27, 2005, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at February 27, 2005.

     In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their appeal of the denial of reconsideration was also not granted. We intend to vigorously defend our position in this case. Although the outcome of the case cannot be ascertained at this time, we do not believe that the disposition of this case will have a material adverse effect on our financial position, results of operations or liquidity.

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

Note 11.   Future Application of Accounting Standards

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets." SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3,919 and $11,902 for the quarter and nine months ended February 27, 2005, respectively, and $3,642 and $11,946 for the quarter and nine months ended February 22, 2004, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

Note 12.  Subsequent Event

     On March 23, 2005, the Board of Directors declared a four cents per share cash dividend to be paid on May 1, 2005 to all shareholders of record as of the close of business on April 8, 2005.

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

RESTATEMENT

     Following a review in December 2004 of accounting adjustments cited in several Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we restated our consolidated financial statements for the fiscal years 1996 through 2004 and for the first quarter of fiscal 2005. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we become legally obligated for the rent payments. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

     The cumulative effect of the Restatement as of May 30, 2004 was an increase in deferred rent liability of $114 million and a decrease in deferred income tax liability of $44 million. As a result, retained earnings at the end of fiscal 2004 decreased by $70 million. Rent expense for the quarter and nine months ended February 22, 2004 increased by $2 million and $6 million, respectively. The Restatement decreased reported diluted net earnings per share by $0.01 and $0.02 for the quarter and nine months ended February 22, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 27, 2005 and February 22, 2004.


                                                                 Quarter Ended                Nine Months Ended
 --------------------------------------------------------------------------------------------------------------------------
                                                              February 27,   February 22,   February 27,    February 22,
                                                                  2005           2004           2005            2004
 --------------------------------------------------------------------------------------------------------------------------
                                                                            (as restated)                  (as restated)

 Sales .......................................................    100.0%          100.0%         100.0%         100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................     30.0            30.0           30.2           30.6
      Restaurant labor........................................     31.7            31.5           32.0           31.8
      Restaurant expenses.....................................     15.0            15.3           15.5           15.8
                                                                   ----          ------         ------         ------
         Total  cost  of  sales,  excluding  restaurant
           depreciation   and   amortization  of  3.6%,
           3.9%, 3.8% and 4.0%, respectively..................     76.7%           76.8%          77.7%          78.2%
    Selling, general, and administrative......................      9.2             9.1            9.6            9.5
    Depreciation and amortization.............................      3.8             4.2            4.1            4.3
    Interest, net.............................................      0.8             0.9            0.8            0.9
                                                                   ----          ------         ------         ------
          Total costs and expenses............................     90.5%           91.0%          92.2%          92.9%
                                                                   ----          ------         ------         ------

 Earnings before income taxes.................................      9.5             9.0            7.8            7.1
 Income taxes.................................................     (2.8)           (2.8)          (2.5)          (2.3)
                                                                   ----          ------         ------         ------

 Net earnings.................................................      6.7%            6.2%           5.3%           4.8%
                                                                   ====          ======         ======         ======
---------------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.38 billion and $3.88 billion for the third quarter and first nine months of fiscal 2005, respectively, compared to $1.24 billion and $3.64 billion for the third quarter and first nine months of fiscal 2004. The
10.8 percent and 6.6 percent increases in sales for the third quarter and first nine months of fiscal 2005, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster, and by additional Company-owned restaurants opened since the third quarter of fiscal 2004. For the third quarter of fiscal 2005, our net earnings were $93 million compared to $77 million for the third quarter of fiscal 2004, a 20.2 percent increase, and our diluted net earnings per share were $0.56 for the third quarter of fiscal 2005 compared to $0.45 for the third quarter of fiscal 2004, a 24.4 percent increase. For the first nine months of fiscal 2005, our net earnings were $207 million compared to $174 million for the first nine months of fiscal 2004, an 18.4 percent increase, and our diluted net earnings per share were $1.26 for the first nine months of fiscal 2005 compared to $1.02 for the first nine months of fiscal 2004, a 23.5 percent increase. On March 23, 2005, we indicated that we expected diluted net earnings per share growth for fiscal 2005 to be in the range of 31 percent to 33 percent on a GAAP basis, which is a 19 percent to 21 percent increase excluding the asset impairment and restructuring charge ($23.1 million after tax, or $0.14 per diluted share) in the fourth quarter of fiscal 2004. We had previously estimated that diluted net earnings per share growth would be in the range of 10 percent to 15 percent in fiscal 2005 excluding the asset impairment and restructuring charge taken in the fourth quarter of fiscal 2004.

     Olive Garden reported its 42nd consecutive quarter of U.S. same-restaurant sales growth during the third quarter of fiscal 2005 with a 10.5 percent increase. Olive Garden's same restaurant sales growth resulted primarily from superior in-restaurant operations, effective marketing and strong guest satisfaction. Red Lobster reported U.S. same-restaurant sales growth of 5.1 percent during the third quarter of fiscal 2005, its second consecutive quarter of same-restaurant sales growth. Red Lobster's increase in U.S. same-restaurant sales was attributable primarily to improved in-restaurant operations and more effective advertising support. Red Lobster maintained best ever guest satisfaction results during the third quarter of fiscal 2005. Bahama Breeze delivered improved financial performance. Operating five fewer restaurants than the prior year, Bahama Breeze achieved lower food and beverage, restaurant labor, and restaurant expenses as a percent of sales while strengthening the guest experience it provides. Bahama Breeze has made improvements to its core menu, and is progressing in its efforts to become more accessible for every day occasions. Smokey Bones operated 39 more restaurants than the prior year, including 15 restaurants that were opened during the third quarter of fiscal 2005. During full fiscal 2005, Smokey Bones expects to open a total of 35 new restaurants. In an effort to determine the concept's sales potential with national advertising support, Smokey Bones continued a limited television advertising test in the third quarter of fiscal 2005 and expects to expand its advertising to several additional markets in the fourth quarter of fiscal 2005. The costs associated with the advertising tests, as well as the incremental new restaurant pre-opening expenses associated with the additional Smokey Bones restaurants opened, resulted in an increase in its operating loss in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. However, we expect Smokey Bones to be accretive to earnings in the fourth quarter of fiscal 2005.

SALES

     Sales were $1.38 billion and $1.24 billion for the quarters ended February 27, 2005 and February 22, 2004, respectively. The 10.8 percent increase in sales for the third quarter of fiscal 2005 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, and a net increase of 57 company-owned restaurants since the third quarter of fiscal 2004. Red Lobster sales of $636 million were 5.4 percent above last year's third quarter, which resulted primarily from a 5.1 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.9 percent increase in same-restaurant guest counts and a 2.2 percent increase in average check. Olive Garden's sales of $628 million were 13.9 percent above last year's third quarter, driven primarily by a 10.5 percent increase in U.S. same-restaurant sales and its 22 net new restaurants in operation versus last year. Olive Garden achieved its 42nd consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 9.0 percent increase in same-restaurant guest counts and a 1.5 percent increase in average check.

     Sales were $3.88 billion and $3.64 billion for the nine months ended February 27, 2005 and February 22, 2004, respectively. The 6.6 percent increase in sales for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was primarily due to increased same-restaurant sales at Olive Garden and a net increase of 57 company-owned restaurants since the third quarter of fiscal 2004. Red Lobster sales of $1.80 billion were 1.0 percent above last year. U.S. same-restaurant sales for Red Lobster increased 0.1 percent, primarily as a result of a 1.9 percent increase in average check substantially offset by a 1.8 percent decrease in same-restaurant guest counts. Olive Garden's sales of $1.77 billion were 9.6 percent above last year, driven primarily by a 6.3 percent increase in U.S. same-restaurant sales and its 22 net new restaurants in operation versus last year. U.S. same-restaurant sales for Olive Garden increased primarily as a result of a 4.5 percent increase in same-restaurant guest counts and a 1.8 percent increase in average check.

COSTS AND EXPENSES

     Total costs and expenses were $1.25 billion and $1.13 billion for the quarters ended February 27, 2005 and February 22, 2004, respectively. As a percent of sales, total costs and expenses decreased from 91.0 percent in the third quarter of fiscal 2004 to 90.5 percent in the third quarter of fiscal 2005.

     Food and beverage costs increased $40 million, or 10.8 percent, from $373 million to $413 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. As a percent of sales, food and beverage costs in the third quarter of fiscal 2005 was comparable to the third quarter of fiscal 2004 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were offset by increased lobster, produce and dairy costs at Red Lobster and dairy costs at Olive Garden. For the fourth quarter and fiscal 2005, we continue to expect food and beverage expenses as a percent of sales to be lower than fiscal 2004 because we have forward contracts in place on many of our products and, in some cases, we purchased inventory to lock in our positions. Restaurant labor increased $45 million, or 11.4 percent, from $391 million to $436 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. As a percent of sales, restaurant labor increased in the third quarter of fiscal 2005 primarily as a result of increased bonus expenses associated with stronger sales and earnings growth at Olive Garden and Red Lobster, which was partially offset by increased sales leverage. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $17 million, or 8.7 percent, from $190 million to $207 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. As a percent of sales, restaurant expenses decreased in the third quarter of fiscal 2005 primarily as a result of lower workers' compensation and general liability expenses and increased sales leverage, which were partially offset by higher utility costs, higher new restaurant pre-opening expenses due to an increase in new restaurant openings, and higher discretionary repairs at Red Lobster and Olive Garden. The decrease in our workers' compensation and general liability expenses resulted primarily from safety initiatives that we believe should continue to provide long-term reductions in both the number and severity of claims.

     Selling,  general,  and administrative  expenses increased $13 million,  or
11.4  percent,  from $114 million to $126 million in the third quarter of fiscal
2005 compared to the third quarter of fiscal 2004. As a percent of sales, selling, general, and administrative expenses increased in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily as a result of the write-down of carrying value of one Red Lobster and one Olive Garden restaurant, both of which continued to operate.

     Depreciation and amortization expense increased $1 million, or 1.0 percent, from $52 million to $53 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. As a percent of sales, depreciation and amortization expense decreased in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily as a result of the favorable impact of higher sales volumes.

     Net interest expense, as a percent of sales, was lower in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily as a result of increased interest income in the third quarter of fiscal 2005 as a result of higher cash balances than in the third quarter of fiscal 2004 and the favorable impact of higher sales volumes.

     Food and beverage costs increased $57 million, or 5.1 percent, from $1.12 billion to $1.17 billion in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. As a percent of sales, food and beverage costs decreased in the first nine months of fiscal 2005 primarily as a result of a more favorable promotional mix and reduced waste at Red Lobster and the implementation of cost savings initiatives, which were partially offset by increased lobster, crab and dairy costs at Red Lobster and dairy costs at Olive Garden. Restaurant labor increased $83 million, or 7.2 percent, from $1.16 billion to $1.24 billion in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. As a percent of sales, restaurant labor increased primarily as a result of increased bonus expenses associated with stronger sales and earnings growth and increased wage rates, which was partially offset by increased sales leverage. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening, and other restaurant-level operating expenses) increased $28 million, or 4.9 percent, from $576 million to $604 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. As a percent of sales, restaurant expenses decreased in the first nine months of fiscal 2005 primarily as a result of lower workers' compensation and general liability expenses, which was partially offset by higher utility costs.

     Selling, general, and administrative expenses increased $24 million, or 7.0 percent, from $348 million to $372 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. As a percent of sales, selling, general, and administrative expenses increased in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of increased employee benefit costs and the expected resolution of the meal and break period lawsuits in California, which were partially offset by the favorable impact of higher sales volumes.

     Depreciation and amortization expense increased $3 million, or 1.9 percent, from $156 million to $159 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. As a percent of sales, depreciation and amortization expense decreased in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of the favorable impact of higher sales volumes.

     Net interest expense, as a percent of sales, was lower in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily as a result of the favorable impact of higher sales volumes.

INCOME TAXES

     The effective income tax rate for the third quarter and first nine months of fiscal 2005 was 29.2 percent and 31.6 percent, respectively, compared to an effective income tax rate of 30.8 and 32.4 percent in the third quarter and first nine months of fiscal 2004, respectively. The rate decreases in fiscal 2005 were primarily due to the favorable resolution of prior year tax matters and an increase in certain FICA tax credits for employee reported tips.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the third quarter of fiscal 2005, our net earnings were $93 million compared to $77 million for the third quarter of fiscal 2004, a 20.2 percent increase, and our diluted net earnings per share were $0.56 for the third quarter of fiscal 2005 compared to $0.45 for the third quarter of fiscal 2004, a
24.4 percent increase. At Red Lobster, increased sales and decreased restaurant expenses, and depreciation expenses as a percent of sales, partially offset by higher food and beverage costs, restaurant labor, and selling, general, and administrative expenses as a percent of sales, resulted in near-record operating profit for the third quarter of fiscal 2005. At Olive Garden, increased sales and lower selling, general, and administrative expenses and depreciation expenses as a percent of sales, partially offset by increased restaurant labor costs and restaurant expenses as a percent of sales, resulted in record third quarter operating profit for Olive Garden in fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the third quarter of fiscal 2005 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and decreased consolidated restaurant expenses and depreciation expenses as a percent of sales more than offsetting increased restaurant labor costs and selling, general, and administrative expenses as a percentage of sales. Net earnings were favorably impacted by a decrease in the effective income tax rate, primarily resulting from the favorable resolution of prior year tax matters and an increase in certain FICA tax credits for employee reported tips.

     For the first nine months of fiscal 2005, our net earnings were $207 million compared to $174 million for the first nine months of fiscal 2004, an
18.4 percent increase, and our diluted net earnings per share were $1.26 for the first nine months of fiscal 2005 compared to $1.02 for the first nine months of fiscal 2004, a 23.5 percent increase. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses, and depreciation expenses as a percentage of sales more than offset higher restaurant labor costs and selling, general, and administrative expenses as a percent of sales. As a result, Red Lobster's operating profit increased versus the first nine months of fiscal 2004. At Olive Garden, increased sales and lower restaurant expenses, selling, general, and administrative, and depreciation expenses as a percent of sales more than offset increased restaurant labor costs as a percent of sales. As a result, Olive Garden's operating profit increased versus the first nine months of fiscal 2004. The increase in both our net earnings and diluted net earnings per share for the first nine months of fiscal 2005 was primarily due to increased U.S. same-restaurant sales at Olive Garden and decreases in our consolidated food and beverage costs, restaurant expenses, and depreciation expenses as a percent of sales more than offsetting increased restaurant labor costs and selling, general, and administrative expenses as a percentage of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the third quarter of fiscal 2005, compared with the number open at the end of fiscal 2004 and the end of the third quarter of fiscal 2004.

 -------------------------------------------------------------------------------------------------------------------
                                        February 27, 2005            May 30, 2004            February 22, 2004
 -------------------------------------------------------------------------------------------------------------------

 Red Lobster - USA..................             648                       649                       649
 Red Lobster - Canada...............              31                        31                        31
                                              ------                   -------                    ------
      Total.........................             679                       680                       680
                                              ------                   -------                    ------

 Olive Garden - USA.................             550                       537                       528
 Olive Garden - Canada..............               6                         6                         6
                                              ------                   -------                    ------
      Total.........................             556                       543                       534
                                              ------                   -------                    ------

 Bahama Breeze......................              32                        32                        37
 Smokey Bones ......................              98                        69                        59
 Seasons 52.........................               3                         1                         1
                                             -------                   -------                    ------
      Total.........................           1,368                     1,325                     1,311
                                             =======                   =======                    ======

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

     Our commercial paper program serves as our primary source of short-term financing. As of February 27, 2005, no commercial paper was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated October 17, 2003, with a consortium of banks, including Wachovia Bank, N.A., as administrative agent, under which we can borrow up to $400 million. The credit facility allows us to borrow at interest rates based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate, or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. The credit facility expires on October 17, 2008, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.55 to 1.00 and a limitation of $25 million on priority debt, subject to certain exceptions. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a material adverse change in and of itself. None of these covenants is expected to limit our liquidity or capital resources. As of February 27, 2005, we were in compliance with all covenants under the Credit Agreement.

     At February 27, 2005, our long-term debt consisted principally of: (1) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (2) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (3) $100 million of unsecured 7.125 percent debentures due in February 2016, and (4) an unsecured, variable rate $27 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. We also have $150 million of unsecured 8.375 percent senior notes due in September 2005 and $150 million of unsecured 6.375 percent notes due in February 2006 included in current liabilities, which we plan to repay through the issuance of unsecured debt securities in fiscal 2006. Through a shelf registration statement on file with the SEC, we have the ability to issue an additional $125 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and have maturity dates of nine months or more after issuance.

     A summary of our contractual obligations and commercial commitments as of February 27, 2005 is as follows (in thousands):

-------------------------- -------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------- -------------------------------------------------------------------------------------------
       Contractual                             Less than            1-3                3-5             More than 5
       Obligations             Total            1 Year             Years              Years               Years
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Long-term debt (1)          $   652,135        $300,000           $150,000         $      --          $   202,135
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Operating leases                412,007          66,726            117,576            86,123              141,582
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Purchase obligations (2)        457,385         449,836              6,547             1,002          $        --
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------
Total contractual cash
   obligations              $ 1,521,527        $816,562           $274,123         $  87,125          $   343,717
-------------------------- --------------- ------------------ ----------------- ------------------- ------------------

-------------------------- --------------- ---------------------------------------------------------------------------
                                                    Amount of Commitment Expiration per Period
-------------------------- --------------- ---------------------------------------------------------------------------
                           Total Amounts
    Other Commercial         Committed         Less than             1-3               3-5            More than 5
       Commitments                              1 Year              Years             Years              Years
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Standby letters of
 credit (3)                  $   86,449        $ 86,449         $       --         $       --        $       --
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Guarantees (4)                    1,892             498                767                391               236
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------
Total commercial
   commitments               $   88,341        $ 86,947         $      767         $      391        $      236
-------------------------- --------------- ------------------ ------------------ ----------------- -------------------

(1)  Excludes issuance discount of $836.
(2) Includes commitments for food and beverage items and supplies, capital projects, and other miscellaneous commitments.
(3) Includes letters of credit for $72,677 associated with workers' compensation and general liabilities accrued in our consolidated financial statements; also includes letters of credit for $5,108 associated with lease payments included in contractual operating lease obligation payments noted above.
(4) Consists solely of guarantees associated with leased properties that have been assigned. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

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

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock. Net cash flows used by financing activities included our repurchase of 3.7 million shares of our common stock for $104 million in the third quarter of fiscal 2005, compared to 4.1 million shares for $88 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, net cash flows used by financing activities included our repurchase of 6.8 million shares of our common stock for $173 million, compared to 6.3 million shares for $132 million for the first nine months of fiscal 2004. As of February 27, 2005, we have repurchased a total of 116.1 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment, and remodeling existing restaurants. Capital expenditures were $84 million and $231 million in the third quarter and first nine months of fiscal 2005, compared to $82 million and $272 million in the third quarter and first nine months of fiscal 2004. The increased expenditures in the third quarter of fiscal 2005 resulted primarily from the expansion of Smokey Bones and new restaurant growth at Olive Garden. The decreased expenditures in the first nine months of fiscal 2005 resulted primarily from decreased spending associated with building new restaurants and remodels.

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

FINANCIAL CONDITION

     Our current assets totaled $497 million at February 27, 2005, compared to $346 million at May 30, 2004. The increase resulted primarily from an increase in inventory of $72 million due to seasonality and opportunistic product purchases and an increase in cash and cash equivalents of $51 million that was primarily due to the increase in operating performance and seasonal sales of our gift cards. The $17 million increase in receivables resulted primarily from an increase in the amount of inventory conveyed to third party distribution companies prior to delivery to our restaurants.

     Our current liabilities totaled $1.09 billion at February 27, 2005, up from $683 million at May 30, 2004. The increase in current liabilities is primarily due to the classification of the $150 million of unsecured 8.375 percent senior notes due in September 2005 and the $150 million of unsecured 6.375 percent notes due in February 2006 as current liabilities at February 27, 2005. Accounts payable of $186 million at February 27, 2005, increased from $175 million at May 30, 2004, principally due to the timing and terms of inventory purchases, capital expenditures, and related payments. Accrued payroll of $112 million at February 27, 2005, increased from $103 million at May 30, 2004, principally due to increased incentive compensation associated with stronger sales and earnings growth. Accrued income taxes of $80 million at February 27, 2005, increased from $49 million at May 30, 2004, principally due to the income taxes accrued for in the first nine months of fiscal 2005 and the timing of income tax payments. Unearned revenues of $103 million at February 27, 2005, increased from $76 million at May 30, 2004, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities of $264 million at February 27, 2005, increased from $228 million at May 30, 2004, principally due to insurance, litigation, and employee benefit-related accruals.

CRITICAL ACCOUNTING POLICIES

     We prepare our  consolidated  financial  statements in conformity with U.S.
generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1, "Summary of Significant Accounting Policies" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of our Form 10-K/A). Actual results could differ from those estimates.

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

     Leases

     We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments. For each restaurant, the consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

     Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent, and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization, and rent expense than would be reported if different assumed lease terms were used.

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

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. In the fourth quarter of fiscal 2004, we recognized asset impairment charges of $37 million ($23 million after-tax) for the closing of six Bahama Breeze restaurants and the write-down of four other Bahama Breeze restaurants, one Olive Garden restaurant, and one Red Lobster restaurant based on an evaluation of expected cash flows. In the third quarter of fiscal 2005, we recognized asset impairment charges of $3 million ($2 million after-tax) for the write-down of one Olive Garden and one Red Lobster restaurant based on an evaluation of expected cash flows.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets." SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005. As disclosed in Note 4, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3,919 and $11,902 for the quarter and nine months ended February 27, 2005, respectively, and $3,642 and $11,946 for the quarter and nine months ended February 22, 2004 respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings and related capital expenditures; our expectations regarding lower food and beverage costs for fiscal 2005; expected earnings growth and the impact of litigation on our financial position. These forward-looking statements are based on assumptions concerning important factors, risks, and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks, and uncertainties include, but are not limited to the following factors (which are discussed in greater detail in Item 1, "Business" of our Form 10-K/A):

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

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 27, 2005, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, and floating rate debt interest rate exposures were approximately $7 million over a period of one year (including the impact of the interest rate swap agreements discussed in Note 8 to the Consolidated Financial Statements). The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $18 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2005 averaged $671 million, with a high of $677 million and a low of $664 million. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 27, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 27, 2005.

     During the fiscal quarter ended February 27, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 2003 and March 2002, three of our current and former hourly restaurant employees filed two purported class action lawsuits against us in California Superior Court of Orange County alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuits sought penalties under Department of Labor rules providing a one hundred dollar penalty per violation per employee, plus attorney's fees on behalf of the plaintiffs and other purported class members. During the second quarter of fiscal 2005, we attended mediations with the plaintiffs and agreed to settle both lawsuits for approximately $9.5 million; the full terms of the settlement are subject to judicial review. We recorded settlement expenses amounting to approximately $0 and $4.5 million associated with these lawsuits during the quarter and nine months ended February 27, 2005, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at February 27, 2005.

     In September 2003, three former employees in Washington State filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action, and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their appeal of the denial of reconsideration was also not granted. We intend to vigorously defend our position in this case. Although the outcome of the case cannot be ascertained at this time, we do not believe that the disposition of this case will have a material adverse effect on our financial position, results of operations or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 27, 2005. Since commencing repurchases in December 1995, we have repurchased a total of 116,083,151 shares under authorizations from our Board of Directors to repurchase an aggregate of
137.4 million shares, including an additional 22.0 million shares that were authorized by our Board of Directors to be repurchased on September 28, 2004.

----------------------------------- ------------------ -------------- ----------------------- -----------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                      Total Number        Average        Part of Publicly      May Yet be Purchased
                                        of Shares       Price Paid      Announced Plans or      Under the Plans or
             Period                   Purchased (1)      per Share           Programs              Programs (2)
----------------------------------- ------------------ -------------- ----------------------- -----------------------
November 29, 2004 through
   January 2, 2005                         155,528           $27.69               155,528              24,823,835
----------------------------------- ------------------ -------------- ----------------------- -----------------------
January 3, 2005 through
   January 30, 2005                      1,906,986           $28.58             1,906,986              22,916,849
----------------------------------- ------------------ -------------- ----------------------- -----------------------
January 31, 2005 through
   February 27, 2005                     1,600,000           $28.44             1,600,000              21,316,849
----------------------------------- ------------------ -------------- ----------------------- -----------------------
Total                                    3,662,514           $28.48             3,662,514              21,316,849
----------------------------------- ------------------ -------------- ----------------------- -----------------------

(1) All of the shares purchased during the third quarter ended February 27, 2005 were purchased as part of our repurchase program, the authority for which was most recently increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued that same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares. The figures in this column include the additional 22 million shares that were authorized to be repurchased by our Board on September 28, 2004.

Item 6.  Exhibits

         Exhibit 10       Darden  Restaurants,  Inc.  Performance  Criteria for
                          Annual  Cash Bonus under the Management  and
                          Professional Incentive Plan.

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


                                      DARDEN RESTAURANTS, INC.


Dated:   April 7, 2005                By: /s/ Paula J. Shives
                                          ------------------------------
                                          Paula J. Shives
                                          Senior Vice President,
                                          General Counsel and Secretary



Dated:   April 7, 2005                By: /s/ Linda J. Dimopoulos
                                          ------------------------------
                                          Linda J. Dimopoulos
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number           Exhibit Title

10 Darden Restaurants, Inc. Performance Criteria for Annual Cash Bonus under the Management and Professional Incentive Plan.

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