Form 10-K
period 2005-05-29
DARDEN RESTAURANTS INC
filed 2005-07-29
CIK 940944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 29, 2005

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

                                 (407) 245-4000
              (Registrant'stelephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered
        ---------------------                          -----------------------
    Common Stock, without par value                    New York Stock Exchange
  and Preferred Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $27.41 per share as reported on the New York Stock Exchange on November 28, 2004: $4,342,876,554.

     Number  of  shares  of  Common  Stock  outstanding  as  of  July  1,  2005:
154,403,570 (excluding 117,030,318 shares held in the Company's treasury).

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders on September 21, 2005, to be filed with the Securities and Exchange Commission no later than 120 days after May 29, 2005, are incorporated by reference into Part III, and portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 29, 2005 are incorporated by reference into Parts I and II of this Report.

                            DARDEN RESTAURANTS, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED MAY 29, 2005

                                TABLE OF CONTENTS

PART I                                                                      Page
------                                                                      ----

Item 1.      Business........................................................ 1

Item 2.      Properties...................................................... 15

Item 3.      Legal Proceedings............................................... 15

Item 4.      Submission of Matters to a Vote of Security Holders............. 16

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             MattersAnd Issuer Purchases of Equity Securities................ 16

Item 6.      Selected Financial Data......................................... 17

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 17

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...... 17

Item 8.      Financial Statements and Supplementary Data..................... 17

Item 9.      Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure........................................ 18

Item 9A.     Controls and Procedures......................................... 18

Item 9B.     Other Information............................................... 18

PART III

Item 10.     Directors and Executive Officers of the Registrant.............. 18

Item 11.     Executive Compensation.......................................... 19

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management andRelated Stockholder Matters....................... 19

Item 13.     Certain Relationships and Related Transactions.................. 20

Item 14.     Principal Accountant Fees and Services.......................... 20

PART IV

Item 15.     Exhibits and Financial Statement Schedules...................... 21

Signatures   ................................................................ 22

                                     PART I
Item 1.  BUSINESS

Introduction

     Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world,1 and served over 300 million meals during fiscal 2005. As of May 29, 2005, we operated 1,381 restaurants in the United States and Canada. In the United States, we operated 1,344 restaurants in 49 states (the exception being Alaska), including 648 Red Lobster(R), 557 Olive Garden(R), 32 Bahama Breeze(R), 104 Smokey Bones Barbeque & Grill (R) and three Seasons 52(R) restaurants. In Canada, we operated 37 restaurants, including 31 Red Lobster and six Olive Garden restaurants. We own and operate all of our restaurants in the United States and Canada, with no franchising. Of our 1,381 restaurants open on May 29, 2005, 838 were located on owned sites and 543 were located on leased sites. In Japan, as of May 29, 2005, we licensed 37 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

     Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and our other subsidiaries own the operating assets of the restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to "Darden," "we", "our" or "us" include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

     We have a 52/53 week fiscal year ending on the last Sunday in May. Our 2005 fiscal year, which ended on May 29, 2005, and our 2003 fiscal year, which ended on May 25, 2003, each had 52 weeks. Our 2004 fiscal year, which ended on May 30, 2004, had 53 weeks.

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

     The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2005 decreased by one and increased by 20, respectively, as compared to the end of fiscal 2004. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 679 restaurants in North America by the end of fiscal 2005. Olive Garden, an internally developed concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2005 had expanded to 563 restaurants in North America.

     Bahama Breeze is an internally developed concept with a Caribbean theme. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2005, there were 32 Bahama Breeze restaurants.

-----------------------------

1 Source: Nation's Restaurant News, "Special Report: Top 100," June 27, 2005 (based on U.S. revenues from company-owned restaurants).

     Smokey Bones is also an internally developed concept featuring barbeque and other grilled favorites served in an inviting mountain-lodge setting that features televised sports. The first restaurant was opened in fiscal 2000 in Orlando, Florida. At the end of fiscal 2005, there were 104 Smokey Bones restaurants.

     In February 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52. It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting, nutritionally balanced meals that are lower in calories than comparable restaurant meals. At the end of fiscal 2005, there were three Seasons 52 restaurants.

     The table below shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.

              Company-Operated Restaurants Open at Fiscal Year End

    Fiscal         Red         Olive       Bahama       Smokey     Seasons         Total         Total Company Sales
     Year        Lobster      Garden       Breeze       Bones         52      Restaurants (1)   ($ in Millions) (2)(3)
     ----        -------      -------      ------       -----         --      ---------------   ----------------------

     1970                6                                                               6                   3.5
     1971               24                                                              24                   9.1
     1972               47                                                              47                  27.1
     1973               70                                                              70                  48.0
     1974               97                                                              97                  72.6
     1975              137                                                             137                 108.5
     1976              174                                                             174                 174.1
     1977              210                                                             210                 229.2
     1978              236                                                             236                 291.4
     1979              244                                                             244                 337.5
     1980              260                                                             260                 397.6
     1981              291                                                             291                 528.4
     1982              328                                                             328                 614.3
     1983              360           1                                                 361                 718.5
     1984              368           2                                                 370                 782.3
     1985              372           4                                                 376                 842.2
     1986              401          14                                                 415                 917.3
     1987              433          52                                                 485               1,097.7
     1988              443          92                                                 535               1,300.8
     1989              490         145                                                 635               1,621.5
     1990              521         208                                                 729               1,927.7
     1991              568         272                                                 840               2,212.3
     1992              619         341                                                 960               2,542.0
     1993              638         400                                               1,038               2,737.0
     1994              675         458                                               1,133               2,963.0
     1995              715         477                                               1,192               3,163.3
     1996              729         487            1                                  1,217               3,191.8
     1997              703         477            2                                  1,182               3,171.8
     1998              682         466            3                                  1,151               3,261.6
     1999              669         464            6                                  1,139               3,432.4
     2000              654         469           14            2                     1,139               3,675.5
     2001              661         477           21            9                     1,168               3,992.4
     2002              667         496           29           19                     1,211               4,366.9
     2003              673         524           34           39         1           1,271               4,655.0
     2004              680         543           32           69         1           1,325               5,003.4
     2005              679         563           32          104         3           1,381               5,278.1



(1) Includes only Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 restaurants. Does not include other restaurant concepts operated by us in these years that are no longer owned or operated by us.
(2) Includes total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.
(3) Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives" requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2005. Sales incentives for fiscal years prior to 1998 have not been reclassified.

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

     Our mission is to be "The best in casual dining, now and for generations." We believe we can achieve this goal by continuing to build on our historical strength as a multi-brand casual dining company, which is grounded in our commitment to combining the following areas:

     o A strong culture that inspires and engages our people with firmly held values, a clear mission, and a core purpose to nourish and delight everyone we serve;
     o    Competitively superior leadership;
     o    Brand management excellence;
     o    Restaurant operating excellence; and
     o    Restaurant support excellence.

     Our strategic framework also includes two points that we believe separate us from our competition. We are committed to:

     o Being a multi-brand restaurant company that is bound together by common operating practices and a unifying culture which serves to make us stronger than the sum of our parts; and
     o Obtaining insights from our guests and employees to create powerful, broadly appealing brands and to develop successful people.

Restaurant Concepts

Red Lobster

     Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrees, appetizers and desserts.

     Most dinner entree prices range from $8.50 to $28.75, with certain lobster items available by the pound or at market price. Most lunch entree prices range from $5.99 to $11.75. The price of each entree includes salad, side items and our signature Cheddar Bay biscuits. During fiscal 2005, the average check per person was $17.00 to $18.00, with alcoholic beverages accounting for approximately 8.2 percent of Red Lobster's sales. Red Lobster maintains approximately 101 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children's menu.

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

     Most dinner entree prices range from $7.95 to $18.95, and most lunch entree prices range from $5.95 to $9.75. The price of each entree also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2005, the average check per person was $14.00 to $15.00, with alcoholic beverages accounting for approximately 8.7 percent of Olive Garden's sales. Olive Garden maintains approximately 35 different dinner menus and 25 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as two children's menus.

Bahama Breeze

     Bahama Breeze is a restaurant that brings guests the feeling of a Caribbean escape. It offers the food, drinks and atmosphere one might find in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. While the concept continued to be well received by guests, its financial performance did not meet our overall expectations. Bahama Breeze closed six restaurants and wrote down the carrying value of four others during the fourth quarter of fiscal 2004, reducing to 32 the total number of restaurants in operation. In addition to closing some underperforming restaurants in fiscal 2004, we made changes designed to improve the sales, financial performance and long-term potential of Bahama Breeze. These changes include implementing lunch operations, creating a new, more approachable dinner menu and reducing the size of a typical Bahama Breeze building and the related capital investment. We have postponed any new restaurant expansion at Bahama Breeze while we evaluate the new prototype, which opened during the fourth quarter of fiscal 2004, and the other business building enhancements.

     Most dinner entree prices at Bahama Breeze range from $9.00 to $20.00, and most lunch entree prices range from $7.00 to $11.00. During fiscal 2005, the average check per person was $22.00 to $23.00, with alcoholic beverages accounting for approximately 25 percent of Bahama Breeze's sales. Bahama Breeze maintains six different dinner lunch and dinner menus to reflect geographic differences in consumer preferences, prices and selections, as well as a children's menu.

Smokey Bones

     Smokey Bones features barbequed pork, beef and chicken, as well as other grilled favorites, all served in a lively yet comfortable mountain-lodge setting that features televised sports. We opened the first Smokey Bones in

September 1999, and began national expansion of the concept in fiscal 2002. Smokey Bones has been well received by consumers and continues to expand rapidly. We opened 35 new Smokey Bones restaurants during fiscal 2005, and had 104 restaurants in operation at the end of the fiscal year. We plan to open 25 to 30 new Smokey Bones restaurants in fiscal 2006. We believe that Smokey Bones has strong expansion potential and is capable of achieving future annual sales of $500 million or more.

     Most Smokey Bones dinner entree prices range from $9.29 to $14.99, and most lunch entree prices range from $6.49 to $8.49. During fiscal 2005, the average check per person was $14.00 to $15.00, with alcoholic beverages accounting for approximately 11.2 percent of Smokey Bones' sales. Smokey Bones maintains approximately 12 different dinner menus and 12 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a children's menu.

Recent and Planned Growth

     During fiscal 2005, we opened 55 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and closed three restaurants. In addition, we had four restaurants closed temporarily at the end of fiscal 2005 that we expect to reopen during fiscal 2006. This resulted in a net increase of 56 restaurants in fiscal 2005. We plan to open approximately 52-68 new Red Lobster, Olive Garden, Smokey Bones and Seasons 52 restaurants during fiscal 2006 (excluding relocations and rebuilds). Our actual and projected new openings by concept (excluding relocations and rebuilds) are shown below.

                                            Actual New          Projected New
                                      Restaurant Openings   Restaurant Openings
                                           Fiscal 2005           Fiscal 2006
                                           -----------           -----------
   Red Lobster...........................       1                   5-10
   Olive Garden..........................      17                  20-25
   Bahama Breeze.........................       0                      0
   Smokey Bones..........................      35                  25-30
   Seasons 52............................       2                    2-3
                                              ----                -------
       Totals............................      55                  52-68

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

     We consider location to be a critical factor in determining a restaurant's long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site's visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes approximately 180 days on average after permits are obtained and the site is acquired.

     The following table illustrates the approximate average capital investment, size and dining capacity of the one Red Lobster, 17 Olive Garden and 35 Smokey Bones restaurants that were opened during fiscal 2005 (excluding relocations, rebuilds and conversions of existing restaurants).

                                    Capital       Square     Dining     Dining
                                  Investment(1)   Feet(2)    Seats(3)  Tables(4)
                                  -------------   -------    --------  ---------
   Red Lobster.................    $3,348,000      5,656       165        46
   Olive Garden................    $3,673,000      7,665       213        59
   Smokey Bones................    $3,446,000      7,590       223        51

(1) Includes net present value of leases as well as working capital benefits, but excludes internal overhead.
(2) Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.
(3)  Includes bar dining seats and patio seating, but excludes bar stools.
(4)  Includes patio dining tables.

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

     During fiscal 2005, we permanently closed three and relocated two Red Lobster restaurants, and rebuilt two and relocated four Olive Garden restaurants. During fiscal 2005, we also wrote down the carrying value of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant. The Smokey Bones restaurant was closed subsequent to fiscal 2005 while the two Olive Garden restaurants and one Red Lobster restaurant continued to operate. These write-downs were a result of less-than-optimal locations. We continue to evaluate our site locations in order to minimize the risk of future asset impairment charges.

Restaurant Operations

     We believe that high-quality restaurant management is critical to our long-term success. We also believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options, restricted stock or stock units, help attract and retain highly motivated restaurant managers.

     Our restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-180 hourly employees, most of whom work part-time. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our formulated recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards. At our three largest concepts, Red Lobster, Olive Garden and Smokey Bones, restaurant general managers report to directors. At Red Lobster and Olive Garden, each director was responsible for six to 11 restaurants at the end of fiscal 2005, which is our target range for each director at established operating companies. At Smokey Bones, each director was responsible for four to seven restaurants at the end of fiscal 2005. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

     Each concept's vice president or director of training, together with senior operations executives, are responsible for developing and maintaining that concept's operations training programs. These efforts include a 12 to 15-week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant's operating staff.

Quality Assurance

     Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through "point source inspection" by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a "high risk" product is subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive HACCP food safety programs in place. Since 1976, we have required routine microbiological testing of seafood and other commodities for quality and microbiological safety. In addition, Darden Total Quality Managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The Total Quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.

Purchasing and Distribution

     Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant concepts depends upon procurement from reliable sources. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers in approximately 45 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

     We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors, and usually source our product directly from producers (not brokers or middlemen). We operate procurement offices in Singapore and Toronto, our only purchasing offices outside of Orlando, to source products directly from Asia and Canada. While the supply of certain seafood species is volatile, we believe we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to all restaurants through independent national distribution companies.

     Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2005 we spent approximately 6.6 percent and 2.2 percent, respectively, of our purchasing dollars with those firms.

Advertising and Marketing

     We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the casual dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising and supplement it with local television advertising. Bahama Breeze and Smokey Bones do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising and product promotions to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on radio and newspaper advertising, as well as newspaper and direct mail coupon programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

     At the end of fiscal 2005, we employed approximately 150,100 persons. Of these employees, approximately 1,300 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 6,030 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 60 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

     We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. Several years ago, we implemented a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems. We also implemented a high-speed data network connecting all restaurants to all current and anticipated future applications. In the past year, we have been developing and piloting a next generation technology platform for our restaurant point of sale system. We expect to deploy the new platform, including new hardware and software, to all restaurant concepts over the next three years.

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

Statements" elsewhere in this report.

Trademarks and Related Agreements

     We regard our Darden Restaurants(R), Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & Grill(R) and Seasons 52(R) service marks, and other variations of these service marks, as having significant value and as being important in marketing the restaurants. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks will continue indefinitely.

     Our only restaurant operations outside of North America historically have been conducted through an Area Development and Franchise Agreement with Red Lobster Japan Co., Ltd. ("Red Lobster Japan"), an unaffiliated Japanese corporation. Red Lobster Japan operated 37 Red Lobster restaurants in Japan as of May 29, 2005. We do not have an ownership interest in Red Lobster Japan, but receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

     Our sales volumes fluctuate seasonally. During fiscal 2005, our sales were highest in the spring and winter, followed by summer, and lowest in the fall. During fiscal 2004 and 2003, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.

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

     During fiscal 2005, approximately 9.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant's operations. We also are subject in certain states to "dram-shop" statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person, who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

     We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2005 have not had a material effect on our operations.

     We currently are operating under a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

     We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2005, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

Executive Officers of the Registrant

     Our executive officers as of July 29, 2005 are listed below.

     Joe R. Lee, age 64, has been our Chairman of the Board since April 1995. He served as our Chief Executive Officer from December 1994 until November 2004. Mr. Lee joined Red Lobster in 1967 as a member of its opening management team, and was named its President in 1975. From 1970 to 1995, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company, including Vice Chairman, with responsibility for various consumer foods businesses and corporate staff functions, Chief Financial Officer and Executive Vice President, Finance and International Restaurants.

     Clarence Otis, Jr., age 49, has been our Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until April 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor
Relations and Treasurer from July 1997 to July 1998, and as Senior Vice President, Finance and Treasurer from July 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

     Andrew H. (Drew) Madsen, age 49, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), including Vice President and General Manager for the Dixie consumer products unit.

     Blaine Sweatt, III, age 57, has been our President, New Business Development since February 1996 and Executive Vice President since April 1995, and a Director since 1995. He led teams that developed the Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 concepts, among others. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1986 to 1989, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company.

     James (J.J.) Buettgen, age 45, has been our Senior Vice President and President of Smokey Bones Barbeque & Grill since November 2004. From August 2004 until assuming his current position he was our Senior Vice President and President-designate of Smokey Bones. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a casual dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice Present of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney's California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994, and served first as director and then as Vice President of Marketing for Olive Garden from 1994 until 1998.

     Laurie B. Burns, age 43, has been our Senior Vice President and President of Bahama Breeze since March 2003. She joined us in April 1999 as Vice President of Development for Red Lobster, and served as our Senior Vice President, Development from September 2000 until March 2003. She was a private real estate consultant from

October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

     Linda J. Dimopoulos, age 54, has been our Senior Vice President and Chief Financial Officer since December 2002. She joined us in 1982, and served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, as our Senior Vice President, Corporate Controller and Business Information Systems from July 1998 to December 1999, and as our Senior Vice President, Chief Information Officer from December 1999 until assuming her current position in December 2002.

     Stephen E. Helsel, age 60, has been our Senior Vice President, Corporate Controller since December 1999, and will retire on July 29, 2005. He joined us in 1973 as an accountant with Red Lobster, and was named Vice President, Controller of Red Lobster in 1989. He served as our Vice President, Controller, Accounting Services from 1991 to 1996, and as Senior Vice President, Information Services from 1996 until December 1999.

     Kim Lopdrup, age 47, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants ("ADQSR"), a franchiser of quick service restaurants including Dunkin' Donuts, Baskin-Robbins and Togo's Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

     Daniel M. Lyons, age 52, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company, an international marketer of food and beverage products, holding increasingly more responsible positions including Vice President Human Resources for the North American Breakfast Food Division.

     Barry Moullet, age 47, has been our Senior Vice President, Supply Chain & Development since August 2003. He served as our Senior Vice President Purchasing, Distribution and Food Safety from June 1999 until August 2003. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, KFC Corporation and the Pillsbury Company.

     Dave Pickens, age 50, has been our Senior Vice President and President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee, and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

     C. Bradford Richmond, age 46, will become our Senior Vice President, Corporate Controller effective August 1, 2005, succeeding Stephen Helsel who is retiring. He currently is Senior Vice President Finance, Strategic Planning and Controller of Red Lobster, a position he has held since January 2003, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analyst positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

     Paula J. Shives, age 54, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver's Restaurants, Inc.

     Richard J. Walsh, age 53, has been our Senior Vice President, Corporate Affairs since 1994. He joined General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and

Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position in December 1994.

Cautionary Factors That Could Affect Our Results

     Described below are important  factors,  risks and uncertainties that could
cause  our  actual  results  to  differ   materially  from  those  projected  in
forward-looking statements made by us or on our behalf.

     Intense Competition.

     The casual dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers "convenient meals" in the form of improved entrees and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

     Economic and Business Factors.

     Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts, and consumer spending patterns. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather, traffic patterns and the type, number and location of competing restaurants.

     In addition, general economic conditions, such as recessionary economic cycles, a protracted economic slowdown, a worsening economy or industry-wide cost pressures, could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Furthermore, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

     Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

     Price and Availability of Food, Ingredients and Utilities.

     Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. In addition, possible shortages or interruptions in the supply of food items caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy. Our restaurants' operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

     Labor and Insurance Costs.

     Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages and increased employee turnover could also increase our labor costs. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers' compensation, general liability, health, and directors' and officers' liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers' compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs.

     Increased advertising and marketing costs.

     If our competitors increase their spending on advertising and promotion, if our advertising, media or marketing expenses increase, or if our advertising and promotion become less effective than that of our competitors, we could experience a material adverse effect on our results of operations.

     Higher-than-anticipated Costs to Open or Close Restaurants.

     Our revenues and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants, may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

     Litigation.

     Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

     Unfavorable Publicity.

     Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Negative publicity may also result from actual or alleged violations by our restaurants of "dram shop" laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety could have a material adverse effect on our business.

     Lack of Suitable Locations.

     The success of our restaurants depends in large part on their location. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations.

     Government Regulations.

     The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act and applicable minimum wage requirements, overtime, family leave, tip credits, working conditions, safety standards and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

     Failure to Achieve Growth Objectives.

     As part of our business strategy, we intend to continue to expand our current portfolio of restaurant concepts and to develop or acquire additional concepts that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. We may not be able to open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants. There are additional risks involved with expanding newer concepts (such as Bahama Breeze and Smokey Bones) that have not yet proven their long-term viability. Furthermore, we may not be able to develop or acquire additional concepts that are as profitable as our existing restaurants. Growth through acquisitions may involve additional risks. For example, we may pay too much for a concept relative to the actual economic return, be required to borrow funds to make our acquisition (which would increase our interest expense) or be unable to integrate an acquired concept into our operations.

     The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building materials costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

Cautionary Statement Regarding Forward-Looking Statements

     This  report may contain  forward-looking  statements  with  respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as "may," "will," "expect," "intend," "anticipate,"

"continue," "estimate," "project," "believe," "plan" or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this report, including under the heading "Cautionary Factors That Could Affect Our Results," and the documents incorporated by reference in this report. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

Item 2.  PROPERTIES

     As of May 29, 2005, we operated 1,381 restaurants (including 679 Red Lobster, 563 Olive Garden, 32 Bahama Breeze, 104 Smokey Bones and three Seasons 52 restaurants) in the following locations:

  Alabama (22)      Iowa (14)            Nevada (12)           South Dakota (3)
  Arizona (29)      Kansas (11)          New Hampshire (5)     Tennessee (34)
  Arkansas (11)     Kentucky (17)        New Jersey (29)       Texas (111)
  California (96)   Louisiana (12)       New Mexico (11)       Utah (13)
  Colorado (26)     Maine (4)            New York (51)         Vermont (1)
  Connecticut (9)   Maryland (24)        North Carolina (32)   Virginia (45)
  Delaware (4)      Massachusetts (11)   North Dakota (4)      Washington (25)
  Florida (146)     Michigan (52)        Ohio (84)             West Virginia (7)
  Georgia (59)      Minnesota (24)       Oklahoma (18)         Wisconsin (20)
  Hawaii (1)        Mississippi (8)      Oregon (12)           Wyoming (2)
  Idaho (6)         Missouri (31)        Pennsylvania (69)     Canada (37)
  Illinois (57)     Montana (2)          Rhode Island (3)
  Indiana (47)      Nebraska (8)         South Carolina (22)

     Of our 1,381 restaurants open on May 29, 2005, 838 were located on owned sites and 543 were located on leased sites. The 543 leases are classified as follows:

    Land-Only Leases (we own buildings and equipment)............       423
    Ground and Building Leases...................................        68
    Space/In-Line/Other Leases...................................        52
                                                                       ----
             Total...............................................       543
                                                                       ====

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

     Of the 15 buildings that make up our executive offices, culinary center and training facilities in Orlando, Florida, we own 11 and lease four. Except in limited instances, our restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current and foreseeable needs. See also Note 4 "Land, Buildings, and Equipment, Net" and Note 12 "Leases" under Notes to Consolidated Financial Statements in our 2005 Annual Report to Shareholders, incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS

     We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry, and can also involve infringement of, or challenges to, our trademarks. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.


     Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. The following is a brief description of the more significant of these matters. In view of the inherent uncertainties of litigation, the outcome of any unresolved matter described below cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

     In March 2002 and March 2003, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County, for approximately $9.5 million. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, but completion of the settlement may not occur for several months. We recorded settlement expenses associated with these lawsuits of approximately $4.5 million during fiscal 2005 and approximately $5.0 million during fiscal 2004, which are included in selling, general and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at May 29, 2005.

     In August 2003, three former employees in Washington filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program; the plaintiffs' motion for reconsideration was not granted, and their appeal of the denial of reconsideration was also not granted. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.


     Beginning in 2002, a total of five purported class action lawsuits have been filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs seek unpaid overtime wages and penalties. Two of the cases have been removed to arbitration under our mandatory arbitration program, and we are seeking to cause the remaining cases to be stayed pending resolution of the earliest-filed cases. We believe we properly classified these employees as exempt under California law and we intend to vigorously defend against all claims in these lawsuits.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of July 25, 2005, there were approximately 40,602 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2004 and 2005 contained in
Note 19, "Quarterly Data (Unaudited)" in our 2005 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933.

     The table below provides information concerning our repurchase of shares of our common stock during the fourth quarter of fiscal 2005. Since commencing our repurchase program in December 1995, we have repurchased a total of 120,584,871 shares under authorizations from our Board of Directors to repurchase an aggregate of 137,400,000 shares.


--------------------------- ---------------- ------------ ---------------------- --------------------
                                                            Total Number of        Maximum Number of
                                                           Shares Purchased as         Shares that
                              Total Number     Average      Part of Publicly           May Yet be
                               of Shares      Price Paid   Announced Plans or    Purchased Under the
             Period           Purchased(1)     per Share       Programs                Program (2)
--------------------------- ---------------- ------------ ---------------------- --------------------
February 28, 2005 through
   April 3, 2005               1,571,038       $30.27          1,571,038              19,745,811
--------------------------- ---------------- ------------ ---------------------- --------------------
April 4, 2005 through
   May 1, 2005                 1,450,725       $30.86          1,450,725              18,295,086
--------------------------- ---------------- ------------ ---------------------- --------------------
May 2, 2005 through
   May 29, 2005                1,479,957       $31.29          1,479,957              16,815,129
--------------------------- ---------------- ------------ ---------------------- --------------------
Total                          4,501,720       $30.80          4,501,720              16,815,129
--------------------------- ---------------- ------------ ---------------------- --------------------

(1) All of the shares purchased during the fourth quarter of fiscal 2005 were purchased as part of our repurchase program, the authority for which was increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued the same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares. The figures in this column include the additional 22 million shares that were authorized to be repurchased by our Board on September 28, 2004.

Item 6.  SELECTED FINANCIAL DATA

     The information for fiscal 2001 through 2005 contained in the Five-Year Financial Summary in our 2005 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The text under the heading "Quantitative and Qualitative Disclosures About Market Risk" contained within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and Accumulated Other

Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A.   CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of May 29, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 29, 2005.

     During the fiscal quarter ended May 29, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The annual report of our management on internal control over financial reporting, and the attestation report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting in our 2005 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.   OTHER INFORMATION.

Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections entitled "Who Are This Year's Nominees?", "What Board Committees Do You Have?" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading "Executive Officers of the Registrant."

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

Item 11.  EXECUTIVE COMPENSATION

     The information contained in the sections entitled "How Are Directors Compensated?"; "Summary Compensation Table"; "Option Grants In Last Fiscal Year"; "Stock Option Exercises And Holdings"; "Long-Term Incentive Plans - Awards In Last Fiscal Year"; "Do Executive Officers Currently Participate In A Defined Benefit Retirement Plan?"; "Do Executive Officers Currently Participate In Any Non-Qualified Deferred Compensation Plan?"; "Do Executive Officers Have Any Change-In-Control Arrangements?"; "Do Any Of The Executive Officers Have Employment Agreements?"; and "Compensation Committee Interlocks And Insider Participation" in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference. The information appearing in the Proxy Statement under the heading "Compensation Committee Report" (except under the heading "Compensation Committee Interlocks And Insider Participation") is not incorporated herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in the sections entitled "Security Ownership Of Principal Shareholders" and "Security Ownership Of Management" in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.


Equity Compensation Plan Information

     The following table gives information about our common shares that may be issued as of May 29, 2005 under our 2002 Stock Incentive Plan ("2002 Plan"), Stock Option and Long-Term Incentive Plan of 1995 ("1995 Plan"), Restaurant Management and Employee Stock Plan of 2000 ("2000 Plan"), Stock Plan for Directors ("Director Stock Plan"), Compensation Plan for Non-Employee Directors ("Director Compensation Plan") and Employee Stock Purchase Plan.


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights (1)      rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders
(2)                                              17,409,311                       $16.49                9,470,683 (3)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
(4)                                               3,205,053                       $18.89                   90,134 (5)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                            20,614,364                       $16.86                9,560,817
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Includes deferred compensation obligations that may be paid out in common stock.
(2)  Includes the 2002 Plan, 1995 Plan and Employee Stock Purchase Plan.
(3) In addition to grants of options, warrants or rights, includes up to 7,627,934 shares of common stock or other stock-based awards, including up to 1,018,510 shares of restricted stock, that may be issued under the 2002 Plan, and up to 1,842,749 shares of common stock that may be issued under the Employee Stock Purchase Plan. Does not include shares under the 1995 Plan, because no new awards may be made under that plan.
(4)  Includes the 2000 Plan, Director Stock Plan and Director Compensation Plan.
(5) In addition to grants of options, warrants or rights, includes up to 90,134 shares of common stock that may be issued under the Director Compensation Plan. Does not include shares under the 2000 Plan or Director Stock Plan because no new awards may be made under those plans.

The 2000 Plan

     The 2000 Plan provided for the issuance of up to 5,400,000 shares of common stock out of our treasury as non-qualified stock options, restricted stock or restricted stock units. No awards could be made under the 2000 Plan after January 1, 2004, but options and other awards granted prior to that time remain outstanding and will vest in accordance with their terms. Only our employees other than executive officers were eligible to receive awards under the 2000 Plan. The purpose of the 2000 Plan was to provide incentives and awards to employees who may be responsible for the management, growth and sound development of our restaurants, and to align the interests of employees with the interests of our shareholders. The 2000 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option granted under the 2000 Plan could not be less than the fair market value of the underlying stock on the date of grant, and no option could have a term of more than ten years. The options currently outstanding under the 2000 Plan generally vest one to four years after the date of grant and expire ten years from the date of grant. The 2000 Plan was approved by our Board of Directors.

The Director Stock Plan

     The Director Stock Plan provides for the issuance of up to 375,000 shares of common stock out of our treasury as non-qualified stock options, restricted stock, restricted stock units or stock awards. Our non-employee directors are the only persons eligible to receive awards under the Director Stock Plan. The purpose of the Director Stock Plan is to provide incentives and awards to non-employee directors to align their interests with those of our shareholders. The Director Stock Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option granted under the Director Stock Plan may not be less than the fair market value of the underlying stock on the date of grant, and no option may have a term of more than ten years. The options that are currently outstanding under the Director Stock Plan generally vest one to three years after the date of grant and expire ten years from the date of grant. The restrictions on restricted stock and restricted stock units granted under the plan generally lapse one year after the date of grant. The Director Stock Plan was approved by our Board of Directors. No awards may be made under the Director Stock Plan after September 30, 2005.

The Director Compensation Plan

     The Director Compensation Plan provides for the issuance of up to 105,981 shares of common stock out of our treasury. The plan allows us to award cash, deferred cash and common stock. Our non-employee directors are the only persons eligible to receive awards under the plan. The purpose of the plan is to provide incentives and awards to non-employee directors to align their interests with those of our shareholders. The plan is administered by the Compensation Committee of the Board of Directors and was approved by the Board. No awards may be made under the Director Compensation Plan after September 30, 2005.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the sections entitled "Do You Provide Loans For Executive Officers To Meet Their Share Ownership Guidelines?" and "Are There Any Other Relationships Or Related Transactions Between Us And Our Management?" in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained in the section entitled "Independent Registered Public Accounting Firm Fees And Services" in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       1.  Financial Statements:

          Consolidated Statements of Earnings for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003.

          Consolidated Balance Sheets at May 29, 2005 and May 30, 2004.

          Consolidated   Statements  of  Changes  in  Stockholders'  Equity  and
          Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003.

          Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2005, May 30, 2004 and May 25, 2003.

          Notes to Consolidated Financial Statements.

          2. Financial Statements Schedules:

          Not applicable.

          3. Exhibits:

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K and incorporated herein by reference. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed, and in lieu thereof, we agree to furnish copies thereof to the Securities and Exchange Commission upon request. The Exhibit Index specifically identifies with an asterisk each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K. We will furnish copies of any exhibit listed on the Exhibit Index upon request upon the payment of a reasonable fee to cover our expenses in furnishing such exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated:  July 29, 2005         DARDEN RESTAURANTS, INC.

                                     By:   /s/ Clarence Otis, Jr.
                                        ----------------------------------------
                                     Clarence Otis, Jr., Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                           Date

/s/ Joe R. Lee*                       Director,                    July 29, 2005
------------------------------------  Chairman of the Board
    Joe R. Lee

/s/ Clarence Otis, Jr.                Chief Executive Officer      July 29, 2005
------------------------------------  (Principal executive officer)
    Clarence Otis, Jr.                and Director

/s/ Linda J. Dimopoulos               Senior Vice President        July 29, 2005
------------------------------------  and Chief Financial Officer
    Linda J. Dimopoulos               (Principal financial and
                                      accounting officer)

/s/ Leonard L. Berry*                 Director
------------------------------------
    Leonard L. Berry

/s/ Odie C. Donald*                   Director
------------------------------------
    Odie C. Donald

/s/ David H. Hughes*                  Director
------------------------------------
    David H. Hughes

/s/ Charles A. Ledsinger, Jr. *       Director
------------------------------------
    Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr. *           Director
------------------------------------
    William M. Lewis, Jr.

/s/ Andrew H. Madsen*                 Director
------------------------------------
    Andrew H. Madsen

/s/ Cornelius McGillicuddy, III*  **  Director
------------------------------------
    Cornelius McGillicuddy, III

/s/ Michael D. Rose*                  Director
------------------------------------
    Michael D. Rose

/s/ Maria A. Sastre*                  Director
------------------------------------
    Maria A. Sastre

/s/ Jack A. Smith*                    Director
------------------------------------
    Jack A. Smith

/s/ Blaine Sweatt, III*               Director
------------------------------------
    Blaine Sweatt, III

/s/ Rita P. Wilson*                   Director
------------------------------------
    Rita P. Wilson

*By: /s/ Paula J. Shives
   ----------------------------------------
         Paula J. Shives, Attorney-In-Fact
         July 29, 2005

** Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

                                  EXHIBIT INDEX

        Exhibit
        Number                         Title
      ----------                      -------

          3(a)   Articles of Incorporation as amended May 26, 2005.

          3(b)   Bylaws as amended July 21, 2003 (incorporated  by  reference to
                 Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

          4(a) Rights Agreement dated as of May 16, 2005 between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

          4(b) Indenture dated as of January 1, 1996, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 9, 1996).

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

          *10(i) Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25,
                 1997).

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

          10(n) Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks named therein (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended November 23, 2003).

          10(o) First Amendment dated as of February 4, 2004, to Credit Agreement dated as of October 17, 2003, among Darden Restaurants, Inc. and the banks listed therein (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2004).

          *10(p) Form of  Non-Qualified  Stock Option Award  Agreement under the
                 Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to our Current Report on Form 8-K filed June 21, 2005).

          *10(q) Form of  Restricted  Stock  Award  Agreement  under the  Darden
                 Restaurants, Inc. 2002 Stock Incentive Plan.

          *10(r) Form of Restricted Stock Units Award Agreement (U.S.) under the
                 Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(c) to our Current Report on Form 8-K filed June 21, 2005).

          *10(s) Form of Restricted  Stock Units Award Agreement  (Canada) under
                 the  Darden   Restaurants,  Inc.  2002  Stock  Incentive   Plan
                 (incorporated herein by reference to Exhibit 10(d) to our Current Report on Form 8-K filed June 21, 2005).

          *10(t) Form of Darden  Stock Units Award  Agreement  (U.S.)  under the
                 Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to our Current Report on Form 8-K filed June 21, 2005).

          *10(u) Form of Darden Stock Units Award  Agreement  (Canada) under the
                 Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(f) to our Current Report on Form 8-K filed June 21, 2005).

          *10(v) Darden Restaurants,  Inc.  Performance Criteria for 2006 Annual
                 Cash Bonus under the Management and Professional Incentive Plan (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended February 27, 2005).

          *10(w) Letter  Agreement  dated  October 7, 2004,  between Joe Lee and
                 Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended August 29, 2004).

          12     Computation of Ratio of Consolidated Earnings to Fixed Charges.

          13     Portions of 2005 Annual Report to Shareholders.

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

          31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------
* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.