Form 10-Q
period 2005-08-28
DARDEN RESTAURANTS INC
filed 2005-10-05
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------

(MarkOne)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 28, 2005

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE    ACT    OF    1934    For    the    transition    period    from

     ............................. to ............................

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

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

   [X]  Yes   [ ]  No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   [ ] Yes   [X]  No

         Number of shares of common stock outstanding as of September 30, 2005:
150,522,158 (excluding 122,187,912 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                          Page

Part I - Financial Information

         Item 1.  Financial Statements (Unaudited)                            3

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income (Loss)                           5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              11

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          18

         Item 4.  Controls and Procedures                                    18

Part II -         Other Information

         Item 1.  Legal Proceedings                                          19

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                        20

         Item 6.  Exhibits                                                   20

Signatures                                                                   21

Index to Exhibits                                                            22

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Quarter Ended
 -----------------------------------------------------------------------------------------------------------------
                                                                     August 28, 2005         August 29, 2004
 -----------------------------------------------------------------------------------------------------------------

 Sales........................................................          $ 1,409,167             $ 1,278,644
 Costs and expenses:
    Cost of sales:
      Food and beverage.......................................              419,195                 391,421
      Restaurant labor........................................              449,159                 405,816
      Restaurant expenses.....................................              214,694                 195,017
                                                                       ------------            ------------
        Total cost of sales, excluding restaurant depreciation
        and amortization of $50,420 and $49,219, respectively.          $ 1,083,048             $   992,254
    Selling, general and administrative.......................              133,035                 114,580
    Depreciation and amortization.............................               54,138                  52,760
    Interest, net.............................................               10,948                  10,964
                                                                       ------------            ------------
        Total costs and expenses..............................          $ 1,281,169             $ 1,170,558
                                                                       ------------            ------------

 Earnings before income taxes.................................              127,998                 108,086
 Income taxes.................................................              (42,484)                (37,074)
                                                                       ------------            ------------

 Net earnings.................................................          $    85,514             $    71,012
                                                                       ============            ============

 Net earnings per share:
    Basic.....................................................          $      0.56             $      0.45
                                                                       ============            ============
    Diluted...................................................          $      0.53             $      0.44
                                                                       ============            ============

 Average number of common shares outstanding:
    Basic.....................................................              153,300                 157,600
                                                                       ============            ============
    Diluted...................................................              160,400                 163,200
                                                                       ============            ============

-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



--------------------------------------------------------------------------------------------------------------------
                                                                   August 28, 2005             May 29, 2005
--------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents.................................         $   244,721               $    42,801
   Short-term investments....................................             100,000                        --
   Receivables...............................................              40,069                    36,510
   Inventories...............................................             225,717                   235,444
   Prepaid expenses and other current assets.................              35,708                    28,927
   Deferred income taxes.....................................              65,153                    63,584
                                                                      -----------               -----------
       Total current assets..................................         $   711,368               $   407,266
Land, buildings and equipment, net...........................           2,380,936                 2,351,454
Other assets.................................................             183,576                   179,051
                                                                      -----------               -----------

       Total assets..........................................         $ 3,275,880               $ 2,937,771
                                                                      ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................         $   228,991               $   191,197
   Accrued payroll...........................................              99,305                   114,602
   Accrued income taxes......................................              90,772                    52,404
   Other accrued taxes.......................................              47,125                    43,825
   Unearned revenues.........................................              76,561                    88,472
   Current portion of long-term debt.........................             299,970                   299,929
   Other current liabilities.................................             257,659                   254,178
                                                                      -----------               -----------
       Total current liabilities.............................         $ 1,100,383               $ 1,044,607
Long-term debt, less current portion.........................             646,933                   350,318
Deferred income taxes........................................             109,072                   114,846
Deferred rent................................................             133,127                   130,872
Other liabilities............................................              24,991                    24,109
                                                                      -----------               -----------
       Total liabilities.....................................         $ 2,014,506               $ 1,664,752
                                                                      -----------               -----------

Stockholders' equity:
   Common stock and surplus..................................         $ 1,743,252               $ 1,703,336
   Retained earnings.........................................           1,491,268                 1,405,754
   Treasury stock............................................          (1,916,469)               (1,784,835)
   Accumulated other comprehensive income (loss).............              (3,759)                   (8,876)
   Unearned compensation.....................................             (52,346)                  (41,685)
   Officer notes receivable..................................                (572)                     (675)
                                                                      -----------               -----------
       Total stockholders' equity............................         $ 1,261,374               $ 1,273,019
                                                                      -----------               -----------

       Total liabilities and stockholders' equity............         $ 3,275,880               $ 2,937,771
                                                                      ===========               ===========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
           For the quarters ended August 28, 2005 and August 29, 2004
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                     Common                                 Accumulated
                                     Stock                                    Other                         Officer        Total
                                      and        Retained     Treasury     Comprehensive     Unearned       Notes      Stockholders'
                                     Surplus     Earnings       Stock       Income (Loss)   Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 29, 2005........... $1,703,336    $1,405,754    $(1,784,835)   $  (8,876)     $(41,685)     $   (675)   $1,273,019
Comprehensive income:
   Net earnings...................         --        85,514             --           --            --            --        85,514
   Other comprehensive income
     (loss):
    Foreign currency adjustment...         --            --             --        1,752            --            --         1,752
    Change in fair value of
      derivatives, net of tax of
      $2,437......................         --            --             --        3,365            --            --         3,365
                                                                                                                        -----------
      Total comprehensive income..                                                                                         90,631
Stock option exercises (1,173
   shares)........................     16,434            --          1,110           --            --            --        17,544
Issuance of restricted stock
   (391 shares), net of forfeiture
   adjustments....................     12,979            --             --           --       (12,979)           --            --
Earned compensation...............         --            --             --           --         1,330            --         1,330
ESOP note receivable repayments...         --            --             --           --           988            --           988
Income tax benefits credited to
   equity.........................      9,292            --             --           --            --            --         9,292

Purchases of common stock for
   treasury (4,054 shares)........         --            --       (133,138)          --            --            --      (133,138)
Issuance of treasury stock under
   Employee Stock Purchase and
    other plans (58 shares).......      1,211            --            394           --            --            --         1,605
Repayment of officer notes                                                                                      103           103
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 28, 2005         $1,743,252    $1,491,268    $(1,916,469)   $  (3,759)     $(52,346)     $   (572)   $1,261,374
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
                                      and        Retained       Treasury   Comprehensive     Unearned       Notes    Stockholders'
                                    Surplus      Earnings        Stock     Income (Loss)   Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004........... $1,584,115    $1,127,653    $(1,483,768)   $ (10,173)     $(41,401)     $(1,138)    $1,175,288
Comprehensive income:
   Net earnings...................         --        71,012             --           --            --           --         71,012
   Other comprehensive income
     (loss):
     Foreign currency adjustment..         --            --             --          904            --           --            904
     Change in fair value of
       derivatives, net of tax of
       $1,139.....................         --            --             --       (1,495)           --           --         (1,495)
                                                                                                                       ------------
       Total comprehensive income.                                                                                         70,421
Stock option exercises (964 shares)     7,923            --            439           --            --            --         8,362
Issuance of restricted stock
   (361 shares), net of forfeiture
   adjustments....................      8,227            --             --           --        (8,227)           --            --
Earned compensation...............         --            --             --           --         1,688            --         1,688
ESOP note receivable repayments...         --            --             --           --           750            --           750
Income tax benefits credited to
   equity.........................      4,527            --             --           --            --            --         4,527
Purchases of common stock for
   treasury (2,923 shares)........         --            --        (61,963)          --            --            --       (61,963)
Issuance of treasury stock under
   Employee Stock Purchase and
    other plans (71 shares).......        771            --            410           --            --            --         1,181
Repayment of officer notes........         --            --             --           --            --           346           346
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 29, 2004         $1,605,563    $1,198,665    $(1,544,882)   $ (10,764)     $(47,190)     $   (792)   $1,200,600
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                      August 28, 2005          August 29, 2004
--------------------------------------------------------------------------------------------------------------------

Cash flows-operating activities
   Net earnings.................................................       $      85,514             $    71,012
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................              54,138                  52,760
     Asset impairment charge (credit), net......................                  64                      (5)
     Amortization of unearned compensation and loan costs.......               2,222                   2,551
     Non-cash compensation expense..............................                 134                      28
     Change in current assets and liabilities...................              54,954                 (14,890)
     Contribution to defined benefit pension plans and
        postretirement plan.....................................                (124)                   (106)
     Loss on disposal of land, buildings and equipment..........                 622                     154
     Change in cash surrender value of trust owned life insurance             (1,176)                    271
     Deferred income taxes......................................              (9,780)                 (3,726)
     Change in deferred rent ...................................               2,255                   2,061
     Change in other liabilities ...............................                 969                     552
     Income tax benefits credited to equity.....................               9,292                   4,527
     Other, net.................................................               5,967                  (2,332)
                                                                       -------------             -----------
       Net cash provided by operating activities................       $     205,051             $   112,857
                                                                       -------------             -----------

Cash flows-investing activities
   Purchases of land, buildings and equipment...................             (81,101)                (62,665)
   Increase in other assets.....................................              (2,576)                   (319)
   Proceeds from disposal of land, buildings and equipment .....                  --                   1,184
   Purchases of short term investments..........................            (100,000)                     --
                                                                       -------------             ------------
       Net cash used in investing activities....................       $    (183,677)            $   (61,800)
                                                                       -------------             ------------

Cash flows-financing activities
   Proceeds from issuance of common stock.......................              19,015                   9,515
   Purchases of treasury stock..................................            (133,138)                (61,963)
   Increase in short-term debt..................................                  --                   3,300
   Proceeds from issuance of long-term debt.....................             294,669                      --
   ESOP note receivable repayment...............................                 988                     750
   Repayment of long-term debt..................................                (988)                   (750)
                                                                       -------------             -----------
       Net cash provided by (used in) financing activities......       $     180,546             $   (49,148)
                                                                       -------------             -----------

Increase in cash and cash equivalents...........................             201,920                   1,909
Cash and cash equivalents - beginning of period.................              42,801                  36,694
                                                                       -------------             -----------

Cash and cash equivalents - end of period.......................       $     244,721             $    38,603
                                                                       =============             ===========

Cash flow from changes in current assets and liabilities
   Receivables..................................................              (3,559)                  4,736
   Inventories..................................................               9,727                 (19,208)
   Prepaid expenses and other current assets....................              (7,070)                 (2,487)
   Accounts payable.............................................              37,794                  (9,926)
   Accrued payroll..............................................             (15,297)                (13,900)
   Accrued income taxes.........................................              38,368                  29,335
   Other accrued taxes..........................................               3,300                   1,833
   Unearned revenues............................................             (11,911)                (10,422)
   Other current liabilities....................................               3,602                   5,149
                                                                      --------------             -----------
       Change in current assets and liabilities.................      $       54,954              $  (14,890)
                                                                      ==============             ===========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)


Note 1.  Background

     Darden Restaurants, Inc. ("we, "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & Grill(R) and Seasons 52(R). We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

     These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

Note 2.  Consolidated Statements of Cash Flows

     During the quarter ended August 28, 2005, we paid $7,617 for interest (net of amounts capitalized) and $4,069 for income taxes. During the quarter ended August 29, 2004, we paid $7,438 for interest (net of amounts capitalized) and $6,700 for income taxes.

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

                                                                                   Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                     August 28, 2005             August 29, 2004
--------------------------------------------------------------------------------------------------------------------

Net earnings, as reported                                                $ 85,514                    $ 71,012
   Add:  Stock-based compensation expense included
       in reported net earnings, net of related                               876                       1,060
       tax effects
   Deduct:  Total stock-based compensation expense
       determined under fair value based method
       for all awards, net of related tax effects                          (5,406)                     (5,028)
                                                                  --------------------------------------------------
   Pro forma                                                             $ 80,984                    $ 67,044
                                                                  ==================================================
Basic net earnings per share
   As reported                                                           $   0.56                    $   0.45
   Pro forma                                                             $   0.53                    $   0.43
Diluted net earnings per share
   As reported                                                           $   0.53                    $   0.44
   Pro forma                                                             $   0.50                    $   0.41
====================================================================================================================

Note 4.  Short-Term Investments

     Short-term investments consist of investment grade auction rate securities, which have been classified as available-for-sale and reported at fair value. Interest rates for our investments in auction rate securities are reset through an auction process at predetermined periods ranging from 28 to 35 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and failed auctions rarely occur. Due to the reset feature and their carrying value equaling their fair value, there are no gross realized and unrealized gains or losses from these short-term investments. As of August 28, 2005 and May 29, 2005, we held approximately $100,000 and $0, respectively, in short-term investments.

Note 5.  Long-Term Debt

     On July 29, 2005, we filed a registration statement with the SEC to register an additional $475,000 of debt securities using a shelf registration process as well as to carry forward the $125,000 of debt securities available under our prior registration statement. Under this registration statement, which became effective on August 5, 2005, we may offer, from time to time, up to $600,000 of our debt securities. On August 12, 2005, we issued $150,000 of unsecured 4.875 percent senior notes due in August 2010 and $150,000 of unsecured 6.000 percent senior notes due in August 2035 under the registration statement. Discount and issuance costs, which were $2,430 and $2,901, respectively, are being amortized over the terms of the senior notes using the effective interest rate method. A portion of the proceeds from these issuances were used to repay at maturity our outstanding $150,000 of 8.375 percent senior notes on September 15, 2005. We intend to use the remaining proceeds from the issuance to repay at maturity or redeem prior to maturity our outstanding $150,000 of 6.375 percent notes due February 1, 2006.

     We also maintain a credit facility, dated August 16, 2005, with a consortium of banks under which we can borrow up to $500,000. As part of this credit facility, we may request issuance of up to $100,000 in letters of credit. The credit facility allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of 10.0 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the credit facility are unsecured. As of August 28, 2005 and May 29, 2005, no borrowings were outstanding.

Note 6.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 2,200 and 6,330,991 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 28, 2005 and August 29, 2004, respectively, because their exercise prices exceeded the average market price of common shares for the period.

Note 7.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 137,400,000 shares in accordance with applicable securities regulations, we repurchased 4,054,074 shares of our common stock for $133,138 during the quarter ended August 28, 2005, resulting in a cumulative repurchase of 124,638,945 shares as of August 28, 2005.

Note 8.  Derivative Instruments and Hedging Activities

     During the first quarter of fiscal 2006 and fiscal 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2006 and fiscal 2005. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which are indexed to 330,000 shares of our common stock, have a $8,264 notional amount and can only be net settled in cash. The equity forward contracts are used to hedge the variability in cash flows associated with the unvested unrecognized Darden stock units. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income
(loss). A deferred gain of $1,599 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at August 28, 2005. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $91 and $14 was recognized in earnings as a component of restaurant labor during the quarters ended August 28, 2005 and August 29, 2004, respectively.

     During fiscal 2005 and fiscal 2004, we entered into interest rate swap agreements ("swaps") to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $100,000 notional principal amount of indebtedness, were used to hedge a portion of the interest payments associated with $150,000 of unsecured 4.875 percent senior notes due in August 2010, which were issued in August 2005. The interest rate swaps were settled at the time of the related debt issuance with a net loss of $1,177 being recognized in accumulated other comprehensive income (loss). The net loss on the interest rate swaps is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are being recognized in earnings. It is expected that approximately $200 of this loss will be recognized in earnings as an adjustment to interest expense in fiscal 2006.

Note 9.  Retirement Plans

         Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans       Postretirement Benefit Plan
------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                    Quarter Ended
                                                       August 28,      August 29,        August 28,   August 29,
                                                        2005             2004              2005            2004
------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 1,300          $ 1,217           $   181        $   175
Interest cost                                            2,016            1,828               233            251
Expected return on plan assets                          (3,270)          (3,210)               --             --
Amortization of unrecognized prior service cost             21              (87)               --             --
Recognized net actuarial loss                            1,374            1,248                49             87
------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 1,441          $   996           $   463        $   513
==================================================================================================================

Note 10.  Commitments and Contingencies

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 28, 2005 and May 29, 2005, we had $64,556 and $72,677, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of August 28, 2005 and May 29, 2005, we also had $13,881 and $13,829, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of  August  28,  2005  and May  29,  2005,  we had  $1,643  and  $1,768,
respectively, of guarantees associated with properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at August 28, 2005 and May 29, 2005 amounted to $1,305 and $1,395, respectively. We have not accrued for the guarantees, as we believe the likelihood of the third parties defaulting on the assignment agreements is improbable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2007 through fiscal 2012.

     We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry and can also involve infringement of, or challenges to, our trademarks. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9,500. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. The settlement amounts of these lawsuits are included in other current liabilities at August 28, 2005.

     In August 2003, three former employees in Washington filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. The plaintiffs' motion for reconsideration was not granted; their appeal of the denial of reconsideration was also not granted, and plaintiffs subsequently filed a demand for arbitration. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

     Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs seek unpaid overtime wages and penalties. Two of the cases have been removed to arbitration under our mandatory arbitration program, one has been stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. We believe we properly classified these employees as exempt under California law, and we intend to vigorously defend against all claims in these lawsuits.

Note 11.  Future Application of Accounting Standards

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

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

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $4,632 and $3,968 for quarters ended August 28, 2005 and August 29, 2004, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

Note 12.  Subsequent Events

     On September 22, 2005, the Board of Directors declared an increase in the cash dividend to twenty cents per share to be paid on November 1, 2005 to all shareholders of record as of the close of business on October 10, 2005. Based on this twenty cent semi-annual dividend declaration, our indicated annual dividend is forty cents per share. Previously, we had paid a semi-annual dividend of four cents per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below for the Company should be read in conjunction with the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 28, 2005 and August 29, 2004.

                                                                                   Quarter Ended
--------------------------------------------------------------------------------------------------------------------
                                                                       August 28, 2005          August 29, 2004
--------------------------------------------------------------------------------------------------------------------

Sales ..........................................................             100.0%                       100.0%
Costs and expenses:
   Cost of sales:
     Food and beverage..........................................              29.8                         30.6
     Restaurant labor...........................................              31.9                         31.7
     Restaurant expenses........................................              15.2                         15.3
                                                                            ------                       ------
       Total cost of sales, excluding restaurant depreciation
         and amortization of 3.6% and 3.8%, respectively........              76.9%                        77.6%
   Selling, general and administrative..........................               9.4                          9.0
   Depreciation and amortization................................               3.8                          4.1
   Interest, net................................................               0.8                          0.8
                                                                            ------                       ------
         Total costs and expenses...............................              90.9%                        91.5%
                                                                            ------                       ------

Earnings before income taxes....................................               9.1                          8.5
Income taxes....................................................              (3.0)                        (2.9)
                                                                            ------                       ------

Net earnings....................................................               6.1%                         5.6%
                                                                            ======                       ======

--------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.41 billion for the first quarter of fiscal 2006 compared to $1.28 billion for the first quarter of fiscal 2005, a 10.2 percent increase. The increase was primarily driven by increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 57 company-owned restaurants since the first quarter of fiscal 2005. For the first quarter of fiscal 2006, our net earnings were $86 million compared to $71 million for the first quarter of fiscal 2005, a 20.4 percent increase, and our diluted net earnings per share were $0.53 compared to $0.44 for the first quarter of fiscal 2005, a 20.5 percent increase.

     Olive Garden reported its 44th consecutive quarter of U.S. same-restaurant sales growth during the first quarter of fiscal 2006 with a 7.4 percent increase. Olive Garden continues to focus on maintaining its current level of operating performance while establishing a foundation for accelerated new restaurant growth. Red Lobster's U.S. same-restaurant sales for the first quarter of fiscal 2006 increased for the fourth consecutive quarter with a 5.7 percent increase. During the first quarter of fiscal 2006, Red Lobster continued to focus on its "fresh, clean and friendly" initiatives as well as its "Simply Great" operating discipline, which has helped eliminate unnecessary costs and complexity from its operations. As a result, Red Lobster has improved its guest satisfaction results to record levels and increased same-restaurant sales. While Bahama Breeze's same-restaurant sales decreased 0.4 percent in the first quarter of fiscal 2006, its operating profit improved as it focused on reducing unnecessary expenses and improving the guest experience. Smokey Bones same-restaurant sales decreased 0.1 percent in the first quarter of fiscal 2006, but its operating results improved significantly compared to the first quarter of fiscal 2005. Smokey Bones operated 34 more restaurants than the prior year's first quarter, including seven that were opened during the first quarter of fiscal 2006. Smokey Bones continues to focus on broadening its appeal through menu enhancements and increasing guest frequency while lowering its cost of sales. During fiscal 2006, Smokey Bones expects to open 25 to 30 new restaurants.

     We estimate that Hurricanes Katrina and Rita, which occurred in fiscal September, the first month of our fiscal 2006 second quarter, will have a minimal direct effect on our fiscal 2006 sales and net earnings. There are currently three restaurants (one Olive Garden and two Red Lobsters) that are closed indefinitely as a result of

Hurricane Katrina, and three restaurants (two Olive Gardens and one Red Lobster) that are closed temporarily as a result of Hurricane Rita. Decisions regarding rebuilding and reopening are pending clean-up and recovery efforts in Louisiana, Mississippi and Texas.

SALES

     Sales were $1.41 billion and $1.28 billion for the quarters ended August 28, 2005 and August 29, 2004, respectively. The 10.2 percent increase in sales for the first quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 57 company-owned restaurants since the first quarter of fiscal 2005. Red Lobster sales of $634 million were 6.6 percent above last year's first quarter, which resulted primarily from a 5.7 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 3.0 percent increase in same-restaurant guest counts and a 2.7 percent increase in average check. Olive Garden's sales of $644 million were 10.8 percent above last year's first quarter, driven primarily by a 7.4 percent increase in U.S. same-restaurant sales and its 21 net new restaurants in operation compared to last year's first quarter. Olive Garden achieved its 44th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 5.0 percent increase in same-restaurant guest counts and a 2.4 percent increase in average check. Bahama Breeze sales of $45 million were 0.7% below last year's first quarter, primarily as a result of a changing sales mix. Same-restaurant sales decreased 0.4 percent in the first quarter of fiscal 2006 compared to last year's first quarter. Smokey Bones sales of $82 million were 46% above last year's first quarter primarily as a result of its 34 net new restaurants in operation since the first quarter of 2005. Same restaurant sales decreased 0.1% compared to last year's first quarter.

COSTS AND EXPENSES

     Total costs and expenses were $1.28 billion and $1.17 billion for the quarters ended August 28, 2005 and August 29, 2004, respectively. As a percent of sales, total costs and expenses decreased from 91.5 percent in the first quarter of fiscal 2005 to 90.9 percent in the first quarter of fiscal 2006.

     Food and beverage costs increased $28 million, or 7.1 percent, from $391 million to $419 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percent of sales, food and beverage costs decreased in the first quarter of fiscal 2006 primarily as a result of cost savings initiatives and lower dairy costs. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $43 million, or 10.7 percent, from $406 million to $449 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percent of sales, restaurant labor increased in the first quarter of fiscal 2006 primarily as a result of an increase in wage rates and higher restaurant-level bonuses, which was partially offset by increased sales leverage at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased $20 million, or 10.1 percent, from $195 million to $215 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2006 primarily as a result of lower workers' compensation expenses and increased sales leverage at Olive Garden and Red Lobster, which were partially offset by higher utility and maintenance expenses. The decrease in our workers' compensation expense resulted primarily from safety initiatives which have continued to provide reductions in the frequency rate of claims.

     Selling, general and administrative expenses increased $18 million, or 16.1 percent, from $115 million to $133 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percent of sales, selling, general and administrative expenses increased in the first quarter of fiscal 2006 primarily as a result of increased marketing expenses at Olive Garden and Red Lobster, which were partially offset by increased sales leverage at Olive Garden and Red Lobster. The increased marketing expenses, as a percent of sales, are due to an additional week of advertising for Olive Garden in the first quarter of fiscal 2006. Also, Red Lobster and Olive Garden increased their media spending in the first quarter of fiscal 2006 to more normalized levels following unusually low spending during the first quarter of fiscal 2005, primarily during the Summer Olympic Games.

     Depreciation and amortization expense increased $1 million, or 2.6 percent, from $53 million to $54 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. As a percent of sales, depreciation and amortization expense decreased in the first quarter of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster, which was partially offset by new restaurant activity.

     Net interest expense in the first quarter of fiscal 2006 was comparable to the first quarter of fiscal 2005. Although interest expense increased as a result of the issuance of additional long-term debt in August 2005, this increase was offset by the interest income associated with the investment of proceeds from the issuance of the long-term debt.

INCOME TAXES

     The effective income tax rate for the first quarter of fiscal 2006 was 33.2 percent compared to an effective income tax rate of 34.3 percent in the first quarter of fiscal 2005. The rate decrease in fiscal 2006 was primarily due to an increase in the amount of tax credits that we expect to receive for fiscal 2006.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the first quarter of fiscal 2006, our net earnings were $86 million compared to $71 million in the first quarter of fiscal 2005, a 20.4 percent increase, and our diluted net earnings per share were $0.53 compared to $0.44 in the first quarter of fiscal 2005, a 20.5 percent increase. At Red Lobster, increased sales and lower food and beverage costs and depreciation expenses as a percent of sales more than offset higher restaurant labor, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, Red Lobster had a strong double-digit operating profit increase in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. At Olive Garden, increased sales and lower food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales more than offset increased restaurant labor costs and selling, general and administrative expenses as a percent of sales, resulting in record first quarter operating profit for Olive Garden in fiscal 2006 and a double-digit operating profit increase over the same period in fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the first quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth and decreases in our consolidated food and beverage costs and depreciation expenses as a percent of sales more than offsetting increased restaurant labor and selling, general and administrative expenses as a percent of sales.

SEASONALITY

     Our sales volumes fluctuate seasonally. During fiscal 2005, our sales were highest in the spring and winter, followed by the summer, and lowest in the fall. During fiscal 2004 and 2003, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the first quarter of fiscal 2006, compared with the number open at the end of fiscal 2005 and the end of the first quarter of fiscal 2005.

--------------------------------------------------------------------------------------------------------------------
                                         August 28, 2005             May 29, 2005             August 29, 2004
--------------------------------------------------------------------------------------------------------------------
Red Lobster - USA..................              650                       648                       650
Red Lobster - Canada...............               31                        31                        31
                                              ------                    ------                    ------
     Total.........................              681                       679                       681
                                              ------                    ------                    ------

Olive Garden - USA.................              560                       557                       539
Olive Garden - Canada..............                6                         6                         6
                                              ------                    ------                    ------
     Total.........................              566                       563                       545
                                              ------                    ------                    ------

Bahama Breeze......................               32                        32                        32
Smokey Bones ......................              110                       104                        76
Seasons 52.........................                3                         3                         1
                                              ------                    ------                    ------
     Total.........................            1,392                     1,381                     1,335
                                              ======                    ======                    ======

--------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities provide us with a significant source of liquidity, which we use to finance the purchases of land, buildings and equipment, pay dividends and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.

     Our commercial paper program serves as our primary source of short-term financing. As of August 28, 2005, no commercial paper was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500 million. As part of this credit facility, we may request issuance of up to $100 million in letters of credit. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limitation on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10% of our consolidated tangible net worth. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of August 28, 2005, we were in compliance with all covenants under the Credit Agreement.

     At August 28, 2005, our long-term debt consisted principally of: (1) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (2) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (3) $100 million of unsecured 7.125 percent debentures due in February 2016, (4) $150 million of unsecured 4.875 percent senior notes due in August 2010, (5) $150 million of unsecured 6.000 percent senior notes due in August 2035 and (6) an unsecured, variable rate $25 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. We also have $150 million of unsecured 8.375 percent senior notes due in September 2005 and $150 million of unsecured 6.375 percent notes due in February 2006 included in current liabilities at August 28, 2005. In September 2005, we used the proceeds from our issuance of the 4.875 percent and 6.000 percent senior notes, which were issued in August 2005, to repay the $150 million of unsecured 8.375 percent senior notes at maturity. We intend to use the remaining proceeds from the issuance of the senior notes to repay at maturity or redeem prior to maturity the $150 million of unsecured
6.375 percent notes due February 1, 2006. The proceeds from the issuance of the senior notes in August 2005 are included in net cash flows provided by (used in) financing activities for the quarter ended August 28, 2005. Through a shelf registration on file with the SEC, we may issue up to an additional $300 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and may have maturity dates of nine months or more after issuance.

     A table of our contractual obligations and other commercial commitments as of May 29, 2005 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. There were no significant changes to our contractual obligations and other commercial commitments during the quarter ended August 28, 2005, except that the issuance of our senior notes in August 2005 increased the amount of payments due in respect of long-term debt due in the less than one year period to $349.6 million, in the 1-3 year period to $218.1 million, in the 3-5 year period to $209.1 million, and in the more than 5 year period to $620.5 million.

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock. Net cash flows provided by (used in) financing activities included our repurchase of 4.1 million shares of our common stock for $133 million in the first quarter of fiscal 2006, compared to
2.9 million shares for $62 million in the first quarter of fiscal 2005. As of August 28, 2005, we have repurchased a total of 124.6 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment and remodeling existing restaurants. Capital expenditures were $81 million in the first quarter of fiscal 2006, compared to $63 million in the first quarter of fiscal 2005. The increased expenditures in the first quarter of fiscal 2006 resulted primarily from increased spending associated with building new restaurants.

     On September 22, 2005, the Board of Directors declared an increase in the cash dividend to twenty cents per share to be paid on November 1, 2005 to all shareholders of record as of the close of business on October 10, 2005. Based on this twenty cent semi-annual dividend declaration, our indicated annual dividend is forty cents per share. Previously, we had paid a semi-annual dividend of four cents per share.

     We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration statement for unsecured debt securities and short-term commercial paper program will be sufficient to finance our capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2006.

FINANCIAL CONDITION

     Our current assets totaled $711 million at August 28, 2005, compared to $407 million at May 29, 2005. The increase resulted primarily from the proceeds received from the issuance of $300 million of senior notes in August 2005, which were included in cash and cash equivalents and short-term investments at August 28, 2005.

     Our current liabilities totaled $1.10 billion at August 28, 2005, compared to $1.04 billion at May 29, 2005. Accounts payable of $229 million at August 28, 2005, increased from $191 million at May 29, 2005, principally due to the timing of payments associated with our share repurchase program and the timing and terms of inventory purchases, capital expenditures and related payments. Accrued payroll of $99 million at August 28, 2005, decreased from $115 million at May 29, 2005, principally due to the payout of the fiscal 2005 incentive compensation during the first quarter of fiscal 2006. Accrued income taxes of $91 million at August 28, 2005, increased from $52 million at May 29, 2005, principally due to the income taxes accrued for in the first quarter of fiscal 2006 and the timing of income tax payments. Unearned revenues of $77 million at August 28, 2005, decreased from $88 million at May 29, 2005, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Long-term debt of $647 million at August 28, 2005, increased from $350 million at May 29, 2005, primarily from the issuance of $300 million of senior notes in August 2005.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1, "Summary of Significant Accounting Policies" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended May 29, 2005). Actual results could differ from those estimates.

     Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

     Land, Buildings and Equipment

     Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings, are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to 10 years, also using the straight-line method. Accelerated depreciation methods are generally used for income tax purposes.

     Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes expected lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

     Leases

     We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the option. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

     Our judgments related to the probable operating term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

     Impairment of Long-Lived Assets

     Land, buildings and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in land, buildings and equipment until their disposal is probable within one year.

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. In the fourth quarter of fiscal 2004, we recognized asset impairment charges of $37 million ($23 million after-tax) for the closing of six Bahama Breeze restaurants and the write-down of four other Bahama Breeze restaurants, one Olive Garden restaurant and one Red Lobster restaurant based on an evaluation of expected cash flows. During fiscal 2005, we recognized asset impairment charges of $6 million ($4 million after-tax) for the write-down of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant based on an evaluation of expected cash flows. The two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant were closed in fiscal 2006.

     Insurance Accruals

     Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers' compensation, employee medical and general liability programs. However, we carry insurance for individual claims that generally exceed $0.25 million for workers' compensation and general liability claims. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.

     Our accounting policies regarding these insurance programs include our judgments and independent actuarial assumptions regarding economic conditions, the frequency or severity of claims and claim development patterns and claim reserve, management and settlement practices. Unanticipated changes in these factors may produce materially different amounts of reported expense under these programs.

     Income Taxes

     We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the tax deductibility of certain other items.

     Our estimates are based on the best available information at the time that we prepare the provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3 to the Consolidated Financial Statements, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $4,632 and $3,968 for quarters ended August 28, 2005 and August 29, 2004, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings and related capital expenditures; same-restaurant sales growth; expected diluted net earnings per share growth; expected trends that might impact capital requirements and liquidity; expected contributions to our defined benefit pension plans; and the impact of litigation on our financial position; and the impact of Hurricanes Katrina and Rita on our fiscal 2006 sales and net earnings. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to:

o intense competition, especially with respect to pricing, service, location, personnel and type and quality of food; o economic and business factors, both specific to the restaurant industry and general economic factors, including changes in consumer preferences, demographic trends, severe weather, a protracted economic slowdown or worsening economy, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;
o the price and availability of food, ingredients and utilities, including the general risk of inflation;
o labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;
o    increased advertising and marketing costs;
o    higher-than-anticipated   costs  to  open,   close,   relocate  or  remodel
     restaurants;
o litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;
o    unfavorable publicity relating to food safety or other concerns;
o a lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants; o government regulations, including federal, state and local laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses; and
o a failure to achieve growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our expansion of newer concepts that have not yet proven their long-term viability, our ability to develop new concepts, risks associated with growth through acquisitions and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits, the availability of funds to finance growth and our ability to hire and train qualified personnel.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange and commodity instruments for other than trading purposes.

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 28, 2005, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $52 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2006 averaged $726 million, with a high of $961 million and a low of $651 million. The increase in the fair value of our long-term fixed rate debt is primarily due to the issuance of $300 million of senior notes in August 2005. A portion of the proceeds from this issuance was used to repay at maturity our outstanding $150 million of 8.375 percent senior notes on September 15, 2005. We intend to use the remaining proceeds from the issuance to repay at maturity or redeem prior to maturity our outstanding $150 million of 6.375 percent notes due February 1, 2006.

     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 28, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 28, 2005.

     During the fiscal quarter ended August 28, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9.5 million. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. The settlement amounts of these lawsuits are included in other current liabilities at August 28, 2005.

     In August 2003, three former employees in Washington filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. The plaintiffs' motion for reconsideration was not granted; their appeal of the denial of reconsideration was also not granted, and the plaintiffs subsequently filed a demand for arbitration. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

     Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs seek unpaid overtime wages and penalties. Two of the cases have been removed to arbitration under our mandatory arbitration program, one has been stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. We believe we properly classified these employees as exempt under California law, and we intend to vigorously defend against all claims in these lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the first quarter of fiscal 2006. Since commencing repurchases in December 1995, we have repurchased a total of 124.6 million shares under authorizations from our Board of Directors to repurchase an aggregate of 137.4 million shares.

-------------------------------- --------------------- -------------- ----------------------- -----------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                     Total Number         Average        Part of Publicly      May Yet be Purchased
                                 of Shares Purchased    Price Paid      Announced Plans or      Under the Plans or
             Period                      (1)             per Share           Programs              Programs (2)
-------------------------------- --------------------- -------------- ----------------------- -----------------------
May 30, 2005 through July 3,
   2005                                    478,513          $33.06             478,513                 16,336,616
-------------------------------- --------------------- -------------- ----------------------- -----------------------
July 4, 2005 through July
   31, 2005                                850,372          $34.19             850,372                 15,486,244
-------------------------------- --------------------- -------------- ----------------------- -----------------------
August  1,   2005   through
   August 28, 2005                       2,725,189          $32.38           2,725,189                 12,761,055
-------------------------------- --------------------- -------------- ----------------------- -----------------------
Total                                    4,054,074          $32.84           4,054,074                 12,761,055
-------------------------------- --------------------- -------------- ----------------------- -----------------------

(1) All of the shares purchased during the first quarter of fiscal 2006 were purchased as part of our repurchase program, the authority for which was increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued the same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.
(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.


Item 6.  Exhibits

         Exhibit10        Credit Agreement dated as of August 16, 2005 with
                          the certain banks listed therein, Bank of America, N.A. as syndication agent, SunTrust Bank as syndication agent, Wells Fargo Bank, National
                          Association as documentation agent, and Wachovia
                          Bank, National Association as administrative agent
                          (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed August 18, 2005).

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


                                          DARDEN RESTAURANTS, INC.


Dated:   October 5, 2005                 By: /s/ Paula J. Shives
                                            ------------------------------
                                                 Paula J. Shives
                                                 Senior Vice President,
                                                 General Counsel and Secretary



Dated:   October 5, 2005                 By: /s/ Linda J. Dimopoulos
                                             ------------------------------
                                                 Linda J. Dimopoulos
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title

10 Credit Agreement dated as of August 16, 2005 with the certain banks listed therein, Bank of America, N.A. as syndication agent, SunTrust Bank as syndication agent, Wells Fargo Bank, National Association as documentation agent, and Wachovia Bank, National Association as administrative agent (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed August 18, 2005).

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