Form 10-Q
period 2005-11-27
DARDEN RESTAURANTS INC
filed 2006-01-05
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 27, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............... to ..................

                                     1-13666
                             Commission File Number

                        ---------------------------------

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

     Number of shares of common  stock  outstanding  as of  December  27,  2005:
151,168,712 (excluding 122,336,429 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                           Page

Part I - Financial Information

         Item 1.  Financial Statements (Unaudited)                            3

                  Consolidated Statements of Earnings                         3

                  Consolidated Balance Sheets                                 4

                  Consolidated Statements of Changes in Stockholders'
                  Equity and Accumulated Other Comprehensive Income
                  (Loss)                                                      5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                22

         Item 4.  Controls and Procedures                                    22

Part II -         Other Information

         Item 1.  Legal Proceedings                                          23

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                            24

         Item 4.  Submission of Matters to a Vote of Security Holders        25

         Item 5.  Other Information                                          25

         Item 6.  Exhibits                                                   25

Signatures                                                                   26

Index to Exhibits                                                            27

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Quarter Ended                    Six Months Ended
----------------------------------------------------------------------------------------------------------------------
                                                       November 27,  November 28,        November 27,  November 28,
                                                           2005          2004                2005          2004
----------------------------------------------------------------------------------------------------------------------

Sales..................................................  $1,325,093    $1,229,373          $2,734,260    $2,508,017
Costs and expenses:
   Cost of sales:
     Food and beverage.................................     389,575       368,036             808,770       759,457
     Restaurant labor..................................     440,956       400,714             890,115       806,530
     Restaurant expenses...............................     215,081       202,287             429,775       397,304
                                                         ----------    ----------          ----------     ---------
       Total cost of sales, excluding restaurant
         depreciation and amortization of $50,600,
         $49,486, $101,020 and $98,705, respectively...  $1,045,612   $   971,037          $2,128,660    $1,963,291
   Selling, general and administrative.................     132,181       130,785             265,216       245,365
   Depreciation and amortization.......................      54,761        53,176             108,899       105,936
   Interest, net.......................................      11,670        11,007              22,618        21,971
                                                         ----------   -----------          ----------    ----------
       Total costs and expenses........................  $1,244,224    $1,166,005          $2,525,393    $2,336,563
                                                         ----------   -----------          ----------    ----------

Earnings before income taxes...........................      80,869        63,368             208,867       171,454
Income taxes...........................................     (25,812)      (20,393)            (68,296)      (57,467)
                                                         ----------   -----------          ----------    ----------

Net earnings...........................................  $   55,057   $    42,975          $  140,571    $  113,987
                                                         ==========   ===========          ==========    ==========

Net earnings per share:
   Basic..............................................   $     0.37   $      0.27          $     0.93    $     0.73
                                                         ==========   ===========          ==========    ==========
   Diluted............................................   $     0.35   $      0.26          $     0.89    $     0.70
                                                         ==========   ===========          ===========   ==========

Average number of common shares outstanding:
   Basic..............................................      149,600       156,800             151,400       157,200
                                                         ==========   ===========          ==========   ===========
   Diluted............................................      156,200       163,400             158,300       163,400
                                                         ==========   ===========          ==========   ===========


----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



--------------------------------------------------------------------------------------------------------------------
                                                                  November 27, 2005            May 29, 2005
--------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents.................................        $     72,536              $     42,801
   Short-term investments....................................              10,000                        --
   Receivables...............................................              38,066                    36,510
   Inventories...............................................             247,353                   235,444
   Prepaid expenses and other current assets.................              31,723                    28,927
   Deferred income taxes.....................................              63,613                    63,584
                                                                     ------------              ------------
       Total current assets..................................        $    463,291              $    407,266
Land, buildings and equipment, net...........................           2,404,948                 2,351,454
Other assets.................................................             187,270                   179,051
                                                                     ------------              ------------

       Total assets..........................................        $  3,055,509              $  2,937,771
                                                                     ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................        $    209,767              $    191,197
   Accrued payroll...........................................             102,637                   114,602
   Accrued income taxes......................................              43,993                    52,404
   Other accrued taxes.......................................              41,558                    43,825
   Unearned revenues.........................................              81,086                    88,472
   Current portion of long-term debt.........................             149,988                   299,929
   Other current liabilities.................................             259,522                   254,178
                                                                     ------------              ------------
       Total current liabilities.............................        $    888,551              $  1,044,607
Long-term debt, less current portion.........................             645,830                   350,318
Deferred income taxes........................................             103,821                   114,846
Deferred rent................................................             134,841                   130,872
Other liabilities............................................              27,676                    24,109
                                                                     ------------              ------------
       Total liabilities.....................................        $  1,800,719              $  1,664,752
                                                                     ------------              ------------

Stockholders' equity:
   Common stock and surplus..................................        $  1,758,851              $  1,703,336
   Retained earnings.........................................           1,516,471                 1,405,754
   Treasury stock............................................          (1,968,849)               (1,784,835)
   Accumulated other comprehensive income (loss).............              (1,911)                   (8,876)
   Unearned compensation.....................................             (49,283)                  (41,685)
   Officer notes receivable..................................                (489)                     (675)
                                                                     ------------              ------------
       Total stockholders' equity............................        $  1,254,790              $  1,273,019
                                                                     ------------              ------------

       Total liabilities and stockholders' equity............        $  3,055,509              $  2,937,771
                                                                     ============              ============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        For the six months ended November 27, 2005 and November 28, 2004
                                 (In thousands)
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                      Common                               Accumulated
                                       Stock                                  Other                       Officer       Total
                                        and      Retained     Treasury    Comprehensive     Unearned       Notes    Stockholders'
                                      Surplus    Earnings      Stock      Income (Loss)   Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at May 29, 2005..........   $1,703,336   $1,405,754  $(1,784,835)  $  (8,876)      $(41,685)     $   (675)     $1,273,019
Comprehensive income:
   Net earnings..................           --      140,571           --          --             --            --         140,571
   Other comprehensive income
  (loss):
     Foreign currency
      adjustment.................           --           --           --       2,163             --            --           2,163
     Change in fair value of
      derivatives, net of tax
      of $2,646..................           --           --           --       4,802             --            --           4,802
                                                                                                                       ------------
         Total comprehensive
          income.................                                                                                         147,536
Cash dividends declared..........           --      (29,854)          --          --             --            --         (29,854)
Stock option exercises (1,888
  shares)........................       25,644           --        3,472          --             --            --          29,116

Issuance of restricted stock
  (403 shares), net of forfeiture
  adjustments....................       12,735           --           --          --        (12,735)           --              --
Earned compensation..............           --           --           --          --          2,962            --           2,962
ESOP note receivable repayments..           --           --           --          --          2,175            --           2,175
Income tax benefits credited to
  equity.........................       13,788           --           --          --             --            --          13,788
Purchases of common stock for
treasury(5,839 shares)...........           --           --     (188,270)         --             --            --        (188,270)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (122 shares).......        3,348           --          784          --             --            --           4,132
Repayment of officer notes.......           --           --           --          --             --           186             186
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 27, 2005        $1,758,851   $1,516,471  $(1,968,849)  $  (1,911)      $(49,283)     $   (489)     $1,254,790
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                      Common                               Accumulated
                                       Stock                                  Other                        Officer       Total
                                        and      Retained     Treasury    Comprehensive     Unearned       Notes    Stockholders'
                                      Surplus    Earnings      Stock      Income (Loss)   Compensation   Receivable     Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004..........   $1,584,115   $1,127,653  $(1,483,768)  $ (10,173)      $(41,401)     $ (1,138)     $1,175,288
Comprehensive income:
   Net earnings..................           --      113,987           --          --             --            --         113,987
   Other comprehensive income
   (loss):
      Foreign currency
       adjustment................           --           --           --       3,344             --            --           3,344
      Change in fair value of
       derivatives, net of
       tax of $1,308.............           --           --           --        (650)            --            --            (650)
                                                                                                                        -----------
         Total comprehensive
           income................                                                                                         116,681
Cash dividends declared..........           --       (6,251)          --          --             --            --          (6,251)
Stock option exercises (2,667
  shares)........................       24,357           --        3,599          --             --            --          27,956
Issuance of restricted stock
  (360 shares), net of forfeiture
  adjustments....................        8,281           --           --          --         (8,281)           --              --
Earned compensation..............           --           --           --          --          3,411            --           3,411
ESOP note receivable repayments..           --           --           --          --            990            --             990
Income tax benefits credited to
  equity.........................       13,704           --           --          --             --            --          13,704
Purchases of common stock for
  treasury(3,179 shares).........           --           --      (68,743)         --             --            --         (68,743)
Issuance of treasury stock under
  Employee Stock Purchase and
  other plans (163 shares).......        2,176           --        1,153          --             --            --           3,329
Repayment of officer notes, net..           --           --           --          --             --           354             354
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 28, 2004        $1,632,633   $1,235,389  $(1,547,759)  $  (7,479)      $(45,281)     $   (784)     $1,266,719
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Quarter Ended                 Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                  November 27,    November 28,    November 27,   November 28,
                                                                     2005            2004            2005           2004
-----------------------------------------------------------------------------------------------------------------------------

Cash flows--operating activities
   Net earnings.................................................   $  55,057      $  42,975        $ 140,571      $ 113,987
   Adjustments to reconcile net earnings to cash flows:
     Depreciation and amortization..............................      54,761         53,176          108,899        105,936
     Asset impairment charge (credit), net......................       1,305           (108)           1,369           (113)
     Amortization of unearned compensation and loan costs.......       2,524          2,648            4,746          5,199
     Non-cash compensation expense..............................       1,086            945            1,220            973
     Change in current assets and liabilities...................     (78,125)         9,931          (23,171)        (4,959)
     Contributions to defined benefit pension plans and
       postretirement plan......................................         (68)           (45)            (194)          (151)
     Loss on disposal of land, buildings and equipment..........         939            153            1,561            307
     Change in cash surrender value of trust owned life
       insurance................................................      (2,234)        (3,485)          (3,410)        (3,214)
     Deferred income taxes......................................      (3,920)        (6,503)         (13,700)       (10,229)
     Change in deferred rent....................................       1,714          2,461            3,969          4,522
     Change in other liabilities ...............................       2,790          2,009            3,761          2,561
     Income tax benefits credited to equity.....................       4,496          9,177           13,788         13,704
     Other, net.................................................       1,726            556            7,693         (1,776)
                                                                   ----------     ----------       ----------     ----------
       Net cash provided by operating activities................   $  42,051      $ 113,890        $ 247,102      $ 226,747
                                                                   ----------     ----------       ----------     ----------

Cash flows--investing activities
   Sales (purchases) of short term investments..................      90,000             --          (10,000)            --
   Purchases of land, buildings and equipment...................     (85,071)       (84,117)        (166,172)      (146,782)
   Proceeds from disposal of land, buildings and equipment .....       6,254          4,020            6,254          5,204
   Increase in other assets.....................................      (3,446)        (1,931)          (6,022)        (2,250)
                                                                   ----------     ----------       ----------     ----------
       Net cash provided by (used in) investing activities......   $   7,737      $ (82,028)       $(175,940)     $(143,828)
                                                                   ----------     ----------       ----------     ----------
Cash flows--financing activities
   Proceeds from issuance of common stock.......................      13,013         20,797           32,028        30,312
   Dividends paid...............................................     (29,854)        (6,251)         (29,854)       (6,251)
   Purchases of treasury stock..................................     (55,132)        (6,780)        (188,270)      (68,743)
   Decrease in short-term debt..................................          --        (17,800)              --       (14,500)
   Proceeds from issuance of long-term debt.....................          --             --          294,669            --
   ESOP note receivable repayment...............................       1,187            240            2,175           990
   Repayment of long-term debt..................................    (151,187)          (240)        (152,175)         (990)
                                                                   ----------     ----------       ----------     ----------
       Net cash used in financing activities....................   $(221,973)     $ (10,034)       $ (41,427)     $(59,182)
                                                                   ----------     ----------       ----------     ----------

(Decrease) increase in cash and cash equivalents................    (172,185)        21,828           29,735        23,737
Cash and cash equivalents - beginning of period.................     244,721         38,603           42,801        36,694
                                                                   ----------     ----------       ----------     ----------

Cash and cash equivalents - end of period.......................   $  72,536      $  60,431        $  72,536      $ 60,431
                                                                   ==========     ==========       ==========     ==========

Cash flow from changes in current assets and liabilities
   Receivables..................................................       2,003         (5,383)          (1,556)         (647)
   Inventories..................................................     (21,636)       (18,452)         (11,909)      (37,660)
   Prepaid expenses and other current assets....................       3,283          5,049           (3,787)        2,562
   Accounts payable.............................................     (19,224)        (2,899)          18,570       (12,825)
   Accrued payroll..............................................       3,332          3,173          (11,965)      (10,727)
   Accrued income taxes.........................................     (46,779)        13,407           (8,411)       42,742
   Other accrued taxes..........................................      (5,567)        (4,190)          (2,267)       (2,357)
   Unearned revenues............................................       4,525          6,063           (7,386)       (4,359)
   Other current liabilities....................................       1,938         13,163            5,540        18,312
                                                                   ----------     ----------       -----------    ----------
       Change in current assets and liabilities.................   $ (78,125)      $  9,931        $ (23,171)     $ (4,959)
                                                                   ==========     ==========       ===========    ==========
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we, "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & Grill(R) and Seasons 52(R). We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

     These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2.  Consolidated Statements of Cash Flows

     During the quarter and six months ended November 27, 2005, we paid $10,798 and $18,415, respectively, for interest (net of amounts capitalized) and $71,888 and $75,957, respectively, for income taxes. Interest income of $1,332 and $2,484 associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and six months ended November 27, 2005. During the quarter and six months ended November 28, 2004, we paid $12,584 and $20,022, respectively, for interest (net of amounts capitalized) and $3,657 and $10,357, respectively, for income taxes. Interest income of $328 and $537 associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter and six months ended November 28, 2004.

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


                                                          Quarter Ended                    Six Months Ended
-----------------------------------------------------------------------------------------------------------------
                                                  November 27,    November 28,      November 27,    November 28,
                                                      2005            2004                2005         2004
-----------------------------------------------------------------------------------------------------------------
Net earnings, as reported                            $ 55,057        $ 42,975          $ 140,571     $  113,987
   Add:  Stock-based compensation expense
       included in reported net earnings, net
       of related tax effects                           1,676           1,569              2,552          2,629
   Deduct:  Total stock-based compensation
       expense determined under fair value based
       method for all awards, net of related tax
       effects                                         (5,018)         (5,584)           (10,424)       (10,612)
                                                 ----------------------------------------------------------------
                                                     $ 51,715        $ 38,960          $ 132,699     $  106,004
                                                 ================================================================
Basic net earnings per share
   As reported                                       $   0.37        $   0.27          $    0.93     $     0.73
   Pro forma                                         $   0.35        $   0.25          $    0.88     $     0.67
Diluted net earnings per share
   As reported                                       $   0.35        $   0.26          $    0.89     $     0.70
   Pro forma                                         $   0.33        $   0.24          $    0.84     $     0.65
=================================================================================================================

Note 4.  Short-Term Investments

     Short-term investments consist of investment grade auction rate securities, which have been classified as available-for-sale and reported at fair value. Interest rates for our investments in auction rate securities are reset through an auction process at predetermined periods ranging from 28 to 35 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and failed auctions rarely occur. Due to the reset feature and their carrying value equaling their fair value, there are no gross realized and unrealized gains or losses from these short-term investments. As of November 27, 2005 and May 29, 2005, we held approximately $10,000 and $0, respectively, in short-term investments.

Note 5.  Long-Term Debt

     On July 29, 2005, we filed a registration statement with the SEC to register an additional $475,000 of debt securities using a shelf registration process as well as to carry forward the $125,000 of debt securities available under our prior registration statement. Under this registration statement, which became effective on August 5, 2005, we may offer, from time to time, up to $600,000 of our debt securities. On August 12, 2005, we issued $150,000 of unsecured 4.875 percent senior notes due in August 2010 and $150,000 of unsecured 6.000 percent senior notes due in August 2035 under the registration statement. Discount and issuance costs, which were $2,430 and $2,901, respectively, are being amortized over the terms of the senior notes using the effective interest rate method. A portion of the proceeds from these issuances was used to repay at maturity our outstanding $150,000 of 8.375 percent senior notes on September 15, 2005. We intend to use the remaining proceeds from the issuance to repay at maturity our outstanding $150,000 of 6.375 percent notes due February 1, 2006.

     We also maintain a credit facility, dated August 16, 2005, with a consortium of banks under which we can borrow up to $500,000. As part of this credit facility, we may request issuance of up to $100,000 in letters of credit. The credit facility allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of 10.0 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the credit facility are unsecured. As of November 27, 2005 and May 29, 2005, no borrowings were outstanding.

Note 6.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 1,953,883 and 2,674,182 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 27, 2005 and November 28, 2004, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 1,941,383 and 3,539,251 shares of common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 27, 2005 and November 28, 2004, respectively, for the same reason.

Note 7.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 137,400,000 shares in accordance with applicable securities regulations, we repurchased 1,785,181 and 5,839,255 shares of our common stock for $55,132 and $188,270 during the quarter and six months ended November 27, 2005, respectively, resulting in a cumulative repurchase of 126,424,126 shares as of November 27, 2005.

Note 8.  Food and Beverage Costs

     Food and beverage costs include inventory, warehousing and related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor's products are recognized as a reduction of the related food and beverage costs as earned. Advance payments are made by the vendors based on estimates of volume to be purchased from the vendors and the terms of the agreement. As we make purchases from the vendors each period, we recognize the pro rata portion of allowances earned as a reduction of food and beverage costs for that period. Differences between estimated and actual purchases are settled in accordance with the terms of the agreements. Vendor agreements are generally for a period of one year or more and payments received are initially recorded as long-term liabilities. Amounts which are expected to be earned within one year are recorded as a current liability.

Note 9.  Derivative Instruments and Hedging Activities

     During the first quarter of fiscal 2006 and fiscal 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2006 and fiscal 2005. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which are indexed to 330,000 shares of our common stock, have an $8,264 notional amount and can only be net settled in cash. The equity forward contracts are used to hedge the variability in cash flows associated with the unvested unrecognized Darden stock units. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $2,693 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at November 27, 2005. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $420 and $102 was recognized in earnings as a component of restaurant labor during the quarters ended November 27, 2005 and November 28, 2004, respectively. A gain of $511 and $116 was recognized in earnings as a component of restaurant labor during the six months ended November 27, 2005 and November 28, 2004, respectively.

     During fiscal 2005 and fiscal 2004, we entered into interest rate swap agreements ("swaps") to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $100,000 notional principal amount of indebtedness, were used to hedge a portion of the interest payments associated with $150,000 of unsecured 4.875 percent senior notes due in August 2010, which were issued in August 2005. The interest rate swaps were settled at the time of the related debt issuance with a net loss of $1,177 being recognized in accumulated other comprehensive income (loss). The net loss on the interest rate swaps is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are being recognized in earnings. A loss of $59 was recognized in earnings during the quarter ended November 27, 2005 as an adjustment to interest expense.

Note 10.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
-----------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                         Quarter Ended
                                                     November       November 28,         November 27,     November 28,
                                                    27, 2005           2004                 2005             2004
-----------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 1,321           $ 1,217            $   159          $    176
Interest cost                                            2,016             1,829                233               251
Expected return on plan assets                          (3,264)           (3,210)                --                --
Amortization of unrecognized prior service cost             21               (87)                --                --
Recognized net actuarial loss                            1,374             1,248                 49                86
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 1,468           $   997            $   441          $    513
=======================================================================================================================

                                                         Defined Benefit Plans           Postretirement Benefit Plan
-----------------------------------------------------------------------------------------------------------------------
                                                         Six Months Ended                     Six Months Ended
                                                     November       November 28,        November 27,      November 28,
                                                    27, 2005           2004                 2005             2004
-----------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 2,621           $ 2,434            $   340          $    350
Interest cost                                            4,032             3,657                466               502
Expected return on plan assets                          (6,534)           (6,420)                --                --
Amortization of unrecognized prior service cost             42              (174)                --                --
Recognized net actuarial loss                            2,748             2,496                 98               173
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 2,909           $ 1,993            $   904          $  1,025
=======================================================================================================================

Note 11.  Commitments and Contingencies

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of November 27, 2005, and May 29, 2005, we had $64,556 and $72,677, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of November 27, 2005 and May 29, 2005, we also had $14,377 and $13,829, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of  November  27,  2005 and May 29,  2005,  we had  $1,519  and  $1,768,
respectively, of guarantees associated with properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at November 27, 2005 and May 29, 2005 amounted to $1,212 and $1,395, respectively. We have not accrued for the guarantees, as we believe the likelihood of the third parties defaulting on the assignment agreements is improbable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2007 through fiscal 2012.

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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9,500. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. During the quarter ended November 27, 2005, we paid $3,720 towards the settlement of these claims. The remaining $5,780 was paid in December 2005 and is included in other current liabilities at November 27, 2005.

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

Note 12.  Future Application of Accounting Standards

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets." SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3,342 and $7,872 for the quarter and six months ended November 27, 2005, respectively, and $4,015 and $7,983 for the quarter and six months ended November 28, 2004, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

     In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial statements.

     In October 2005, the Financial Accounting Standards Board issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Adoption of FSP No. 13-1 will not have a material impact on our financial statements as our existing accounting policies are in compliance with FSP No. 13-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below for the Company should be read in conjunction with the financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 27, 2005 and November 28, 2004.

                                                                 Quarter Ended                 Six Months Ended
 ----------------------------------------------------------------------------------------------------------------------
                                                         November 27,   November 28,     November 27,   November 28,
                                                             2005           2004             2005           2004
 ----------------------------------------------------------------------------------------------------------------------

 Sales ....................................................  100.0%          100.0%          100.0%          100.0%
 Costs and expenses:
    Cost of sales:
      Food and beverage....................................   29.4            29.9            29.6            30.3
      Restaurant labor.....................................   33.3            32.6            32.6            32.2
      Restaurant expenses..................................   16.2            16.5            15.7            15.8
                                                             -----          ------          ------           -----
         Total  cost  of  sales,  excluding  restaurant
           depreciation   and   amortization  of  3.8%,
           4.0%, 3.7% and 3.9%, respectively...............   78.9%           79.0%           77.9%           78.3%
    Selling, general and administrative....................   10.0            10.6             9.7             9.8
    Depreciation and amortization..........................    4.1             4.3             4.0             4.2
    Interest, net..........................................    0.9             0.9             0.8             0.9
                                                             -----          ------          ------           -----
          Total costs and expenses.........................   93.9%           94.8%           92.4%           93.2%
                                                             -----          ------          ------           -----

 Earnings before income taxes..............................    6.1             5.2             7.6             6.8
 Income taxes..............................................   (1.9)           (1.7)           (2.5)           (2.3)
                                                             -----          ------          ------           -----

 Net earnings..............................................    4.2%            3.5%            5.1%            4.5%
                                                             =====          ======          ======           =====

 ----------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.33 billion and $2.73 billion for the second quarter and first six months of fiscal 2006 compared to $1.23 billion and $2.51 billion for the second quarter and first six months of fiscal 2005. The 7.8 percent and 9.0 percent increases in sales for the second quarter and first six months of fiscal 2006, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 55 company-owned restaurants since the second quarter of fiscal 2005. For the second quarter of fiscal 2006, our net earnings were $55 million compared to $43 million for the second quarter of fiscal 2005, a 28.1 percent increase, and our diluted net earnings per share were $0.35 for the second quarter of fiscal 2006 compared to $0.26 for the second quarter of fiscal 2005, a 34.6 percent increase. For the first six months of fiscal 2006, our net earnings were $141 million compared to $114 million for the first six months of fiscal 2005, a 23.3 percent increase, and our diluted net earnings per share were $0.89 for the first six months of fiscal 2006 compared to $0.70 for the first six months of fiscal 2005, a 27.1 percent increase.

     Olive Garden reported its 45th consecutive quarter of U.S. same-restaurant sales growth during the second quarter of fiscal 2006 with a 6.4 percent increase. Olive Garden continues to focus on providing an excellent guest experience, and laying the foundation for accelerated new restaurant growth. Red Lobster's U.S. same-restaurant sales for the second quarter of fiscal 2006 increased for the fifth consecutive quarter with a 2.7 percent increase. During the second quarter of fiscal 2006, Red Lobster continued to focus on its "Simply Great" operating discipline, which has helped improve its consistency of execution while also reducing unnecessary costs. As a result, Red Lobster has improved its guest satisfaction results to record levels and increased same-restaurant sales. Bahama Breeze's same-restaurant sales increased 1.9 percent in the second quarter of fiscal 2006 while it continues to focus on improving the guest experience and introducing several new approachable but distinctive dishes. Smokey Bones same-restaurant sales decreased 8.5 percent in the second quarter of fiscal 2006. Smokey Bones operated 34 more restaurants than the prior year's second quarter, including seven that were opened during the second quarter of fiscal 2006. Smokey Bones continues to focus on broadening its appeal through menu enhancements and increasing guest frequency while lowering its cost of sales. In addition, recent softening of sales at Smokey Bones has lead us to reevaluate our new restaurant opening strategy. We expect to focus future openings in the geographic areas where Smokey Bones has demonstrated business strength in order to ensure an appropriate return on capital. We also expect to slow the pace of new restaurant openings for Smokey Bones from 25 to 30 in fiscal 2006 to approximately 10 to 15 new restaurants in fiscal 2007.

     Hurricanes Katrina and Rita, which occurred in the second quarter of fiscal 2006, had a minimal direct effect on our fiscal second quarter 2006 sales and net earnings. There are currently two restaurants (one Olive Garden and one Red Lobster) that are closed indefinitely, and one Red Lobster that is closed temporarily, as a result of Hurricane Katrina. Decisions regarding rebuilding and reopening are pending clean-up and recovery efforts in Louisiana and Mississippi.

SALES

     Sales were $1.33 billion and $1.23 billion for the quarters ended November 27, 2005 and November 28, 2004, respectively. The 7.8 percent increase in sales for the second quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 55 company-owned restaurants since the second quarter of fiscal 2005. Red Lobster sales of $589 million were 3.4 percent above last year's second quarter, which resulted primarily from a 2.7 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 1.4 percent increase in same-restaurant guest counts and a 1.3 percent increase in average check. Olive Garden's sales of $618 million were 9.6 percent above last year's second quarter, driven primarily by a 6.4 percent increase in U.S. same-restaurant sales and its 21 net new restaurants in operation since the second quarter of last year. Olive Garden achieved its 45th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 4.7 percent increase in same-restaurant guest counts and a 1.7 percent increase in average check. Bahama Breeze sales of $36 million were 1.9 percent above last year's second quarter, primarily as a result of higher same-restaurant guest counts. Smokey Bones sales of $77 million were 31 percent above last year's second quarter primarily as a result of its 34 net new restaurants in operation since the second quarter of last year. Same restaurant sales decreased 8.5 percent compared the second quarter of last year.

     Sales were $2.73 billion and $2.51 billion for the six months ended November 27, 2005 and November 28, 2004, respectively. The 9.0 percent increase in sales for the first six months of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 55 company-owned restaurants since the second quarter of fiscal 2005. Red Lobster sales of $1.22 billion were 5.1 percent above last year, which resulted primarily from a 4.2 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.2 percent increase in same-restaurant guest counts and a 2.0 percent increase in average check. Olive Garden's sales of $1.26 billion were 10.2 percent above last year, driven primarily by a 7.0 percent increase in U.S. same-restaurant sales and its 21 net new restaurants in operation since the second quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 4.9 percent increase in same-restaurant guest counts and a 2.1 percent increase in average check. Bahama Breeze sales of $82 million were 0.4 percent above last year. Smokey Bones sales of $159 million were 38.5 percent above last year primarily as a result of its 34 net new restaurants in operation since the second quarter of last year.

COSTS AND EXPENSES

     Total costs and expenses were $1.24 billion and $1.17 billion for the quarters ended November 27, 2005 and November 28, 2004, respectively. As a percent of sales, total costs and expenses decreased from 94.8 percent in the second quarter of fiscal 2005 to 93.9 percent in the second quarter of fiscal 2006.

     Food and beverage costs increased $22 million, or 5.9 percent, from $368 million to $390 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. As a percent of sales, food and beverage costs decreased in the second quarter of fiscal 2006 primarily as a result of lower seafood costs and cost savings initiatives. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $40 million, or 10 percent, from $401 million to $441 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. As a percent of sales, restaurant labor increased in the second quarter of fiscal 2006 primarily as a result of an increase in wage rates and benefit costs and higher restaurant-level bonuses, which were partially offset by increased sales leverage at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased $13 million, or 6.3 percent, from $202 million to $215 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. As a percent of sales, restaurant expenses decreased in the second quarter of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster and lower workers' compensation and general liability expenses, which were partially offset by higher utility and pre-opening expenses at Olive Garden and Red Lobster. The decrease in our workers' compensation and general liability expenses resulted primarily from safety initiatives which have continued to provide reductions in the frequency rate of claims.

     Selling, general and administrative expenses increased $1 million, or 1.1 percent, from $131 million to $132 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. As a percent of sales, selling, general and administrative expenses decreased in the second quarter of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster.

     Depreciation and amortization expense increased $2 million, or 3.0 percent, from $53 million to $55 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. As a percent of sales, depreciation and amortization expense decreased in the second quarter of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster, which was partially offset by new restaurant activity.

     Net interest expense in the second quarter of fiscal 2006 was comparable to the second quarter of fiscal 2005. Although interest expense increased as a result of the issuance of additional long-term debt in August 2005, this increase was offset by the interest income associated with the investment of proceeds from the issuance of the long-term debt.

         Total costs and expenses were $2.53 billion and $2.34 billion for the six months ended November 27, 2005 and November 28, 2004, respectively. As a percent of sales, total costs and expenses decreased from 93.2 percent for the first six months of fiscal 2005 to 92.4 percent for the first six months of fiscal 2006.

     Food and beverage costs increased $49 million, or 6.5 percent, from $759 million to $809 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, food and beverage costs decreased in the first six months of fiscal 2006 primarily as a result of cost savings initiatives. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $84 million, or 10.4 percent, from $807 million to $890 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, restaurant labor increased in the first six months of fiscal 2006 primarily as a result of an increase in wage rates and higher restaurant-level bonuses, which was partially offset by increased sales leverage at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses increased $32 million, or 8.2 percent, from $397 million to $430 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, restaurant expenses decreased in the first six months of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster and lower workers' compensation and general liability expenses, which were partially offset by higher utility and pre-opening expenses at Olive Garden and Red Lobster.

     Selling, general and administrative expenses increased $20 million, or 8.1 percent, from $245 million to $265 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, selling, general and administrative expenses decreased in the first six months of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster.

     Depreciation and amortization expense increased $3 million, or 2.8 percent, from $106 million to $109 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, depreciation and amortization expense decreased in the first six months of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster, which was partially offset by new restaurant activity.

     Net interest expense increased $1 million, or 2.9 percent, from $22 million to $23 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. As a percent of sales, net interest expense decreased in the first six months of fiscal 2006 primarily as a result increased sales leverage at Olive Garden and Red Lobster.

INCOME TAXES

     The effective income tax rate for the second quarter and first six months of fiscal 2006 was 31.9 percent and 32.7 percent, respectively, compared to an effective income tax rate of 32.2 percent and 33.5 in the second quarter and first six months of fiscal 2005, respectively. The rate decrease in fiscal 2006 was primarily due to an increase in FICA tax credits for employee reported tips that we expect to receive for fiscal 2006.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the second quarter of fiscal 2006, our net earnings were $55 million compared to $43 million in the second quarter of fiscal 2005, a 28.1 percent increase, and our diluted net earnings per share were $0.35 compared to $0.26 in the second quarter of fiscal 2005, a 34.6 percent increase. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor costs as a percent of sales. As a result, Red Lobster had a strong double-digit operating profit increase in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. At Olive Garden, increased sales and lower food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset increased restaurant labor costs and restaurant expenses as a percent of sales, resulting in record second quarter operating profit for Olive Garden in fiscal 2006 and a double-digit operating profit increase over the same period in fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the second quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth and decreases in our consolidated food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales, which more than offset increased restaurant labor expenses as a percent of sales.

     For the first six months of fiscal 2006, our net earnings were $141 million compared to $114 million for the first six months of fiscal 2005, a 23.3 percent increase, and our diluted net earnings per share were $0.89 compared to $0.70 in the first six months of fiscal 2005, a 27.1 percent increase. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor expenses as a percent of sales. As a result, Red Lobster had a strong double-digit operating profit increase in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. At Olive Garden, increased sales and lower food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales more than offset increased restaurant labor costs, and selling, general and administrative expenses as a percent of sales, resulting in a double-digit operating profit increase over the first six months of fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the first six months of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth and decreases in our consolidated food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales, which more than offset increased restaurant labor expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the second quarter of fiscal 2006, compared with the number open at the end of fiscal 2005 and the end of the second quarter of fiscal 2005.

--------------------------------------------------------------------------------------------------------------------
                                        November 27, 2005            May 29, 2005            November 28, 2004
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              647                       648                       649
Red Lobster - Canada...............               31                        31                        31
                                              ------                    ------                    ------
     Total.........................              678                       679                       680
                                              ------                    ------                    ------

Olive Garden - USA.................              562                       557                       541
Olive Garden - Canada..............                6                         6                         6
                                             -------                    ------                    ------
     Total.........................              568                       563                       547
                                             -------                    ------                    ------

Bahama Breeze......................               32                        32                        32
Smokey Bones ......................              117                       104                        83
Seasons 52.........................                3                         3                         1
                                             -------                    ------                    ------
     Total.........................            1,398                     1,381                     1,343
                                             =======                    ======                    ======

--------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated from operating activities provide us with a significant source of liquidity, which we use to finance the purchases of land, buildings and equipment, to pay dividends and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents and accounts payable are generally due in five to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.

     Our commercial paper program serves as our primary source of short-term financing. As of November 27, 2005, no commercial paper was outstanding under the program. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500 million. As part of this credit facility, we may request issuance of up to $100 million in letters of credit. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limitation on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10 percent of our consolidated tangible net worth. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of November 27, 2005, we were in compliance with all covenants under the Credit Agreement.

     At November 27, 2005, our long-term debt consisted principally of: (1) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (2) $75 million of unsecured 7.45 percent medium-term notes due in April 2011, (3) $100 million of unsecured 7.125 percent debentures due in February 2016, (4) $150 million of unsecured 4.875 percent senior notes due in August 2010, (5) $150 million of unsecured 6.000 percent senior notes due in August 2035 and (6) an unsecured, variable rate $24 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. We also have $150 million of unsecured 6.375 percent notes due in February 2006 included in current liabilities at November 27, 2005. In September 2005, we used a portion of the proceeds from our issuance of the 4.875 percent and 6.000 percent senior notes, which were issued in August 2005, to repay $150 million of unsecured 8.375 percent senior notes at maturity. We intend to use the remaining proceeds from the senior notes issued in August 2005 to repay at maturity the $150 million of unsecured 6.375 percent notes due February 1, 2006. The proceeds from the issuance of the senior notes in August 2005 and the repayment of the $150 million of senior notes in September 2005 are included in net cash flows used in financing activities for the quarter and six months ended November 27, 2005. Through a shelf registration on file with the SEC, we may issue up to an additional $300 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and will have such other terms as determined at the time of any issuance.

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 1.8 million shares of our common stock for $55 million in the second quarter of fiscal 2006, compared to 0.3 million shares for $7 million in the second quarter of fiscal 2005. For the first six months of fiscal 2006, net cash flows used by financing activities included our repurchase of 5.8 million shares of our common stock for $188 million compared to 3.2 million shares for $69 million for the first six months of 2005. As of November 27, 2005, we have repurchased a total of 126.4 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

         Net cash flows provided by (used in) investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment and remodeling existing restaurants. Capital expenditures were $85 million and $166 million in the second quarter and first six months of fiscal 2006, respectively, compared to $84 million and $147 million in the second quarter and first six months of fiscal 2005, respectively. The increased expenditures in the second quarter and first six months of fiscal 2006 resulted primarily from increased spending associated with building new restaurants.

     Net cash flows used in financing activities included $30 million in dividends paid in the second quarter and first six months of fiscal 2006, compared to $6 million for the same periods in fiscal 2005. On September 22, 2005, the Board of Directors declared an increase in the cash dividend to twenty cents per share to be paid on November 1, 2005 to all shareholders of record as of the close of business on October 10, 2005. Based on this twenty cent semi-annual dividend declaration, our indicated annual dividend is forty cents per share. Previously, we had paid a semi-annual dividend of four cents per share.

     Net cash flows provided by operating activities included $72 million and $76 million in income taxes paid in the second quarter and first six months of fiscal 2006, compared to $4 million and $10 million for the same periods in fiscal 2005. The increase in tax payments in fiscal 2006 resulted primarily from accelerated deductions allowable for depreciation of certain capital expenditures during the first six months of fiscal 2005, which lowered our income tax payments in those periods. These accelerated deductions were not available for fiscal 2006 expenditures. The increase in tax payments in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 is also due to the tax payment extension provided by the Internal Revenue Service ("IRS") in the second quarter of fiscal 2005. This extension was provided to all Florida taxpayers in the disaster area counties struck by tropical storm Bonnie and hurricanes Charley and Frances in August and September 2005. Tax payments due in the second quarter of fiscal 2005 were remitted to the IRS in the third quarter of fiscal 2005.

     A table of our contractual obligations and other commercial commitments as of May 29, 2005 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. During the quarter ended August 28, 2005, the issuance of our unsecured senior notes in August 2005 increased the amount of payments due in respect of long-term debt. During the quarter ended November 27, 2005, the repayment of unsecured senior notes at maturity in September 2005 decreased the amount of payments due in respect of long-term debt. At November 27, 2005, the amount of payments due in respect of long-term debt in the less than one year period was $195.7 million, in the 1-3 year period was $221.1 million, in the 3-5 year period was $216.7 million, and in the more than 5 year period was $632.4 million. There were no other significant changes to our contractual obligations and other commercial commitments during the six months ended November 27, 2005.

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

FINANCIAL CONDITION

     Our current assets totaled $463 million at November 27, 2005, compared to $407 million at May 29, 2005. The increase resulted primarily from an increase of $30 million in cash and cash equivalents and $10 million in short-term investments. These increases are primarily due to the portion of the proceeds remaining from the issuance of $300 million of senior notes in August 2005. Inventories of $247 million at November 27, 2005, increased from $235 million at May 29, 2005, principally due to seasonality.

     Our current liabilities totaled $889 million at November 27, 2005, compared to $1.04 billion at May 29, 2005. Accounts payable of $210 million at November 27, 2005, increased from $191 million at May 29, 2005, principally due to the timing and terms of inventory purchases, capital expenditures and related payments. Accrued payroll of $103 million at November 27, 2005, decreased from $115 million at May 29, 2005, principally due to the payout of the fiscal 2005 incentive compensation during the first quarter of fiscal 2006, which is partially offset by the amounts accrued for fiscal 2006 incentive compensation. Current portion of long-term debt decreased from $300 million to $150 million due to the repayment of $150 million of unsecured 8.375 percent senior notes at maturity in September 2005. Long-term debt of $646 million at November 27, 2005, increased from $350 million at May 29, 2005, primarily from the issuance of $300 million of senior notes in August 2005.

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

     Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes expected lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates could produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. During fiscal 2005, we recognized asset impairment charges of $6 million ($4 million after-tax) for the write-down of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant based on an evaluation of expected cash flows. These restaurants were closed in fiscal 2006.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3 to the Consolidated Financial Statements, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3 million and $8 million for quarter and six months ended November 27, 2005, respectively, and $4 million and $8 million for the quarter and six months ended November 28, 2004, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings and related capital expenditures; same-restaurant sales growth; expected diluted net earnings per share growth; expected trends that might impact capital requirements and liquidity; expected contributions to our defined benefit pension plans; and the impact of litigation on our financial position; and the impact of Hurricanes Katrina and Rita on our fiscal 2006 sales and net earnings. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to:

o intense competition, especially with respect to pricing, service, location, personnel and type and quality of food;
o economic and business factors, both specific to the restaurant industry and general economic factors, including changes in consumer preferences, demographic trends, severe weather, a protracted economic slowdown or worsening economy, industry-wide cost pressures, public safety conditions, including actual or threatened armed conflicts or terrorist attacks, and public health conditions, including an actual or potential avian flu pandemic;
o the price and availability of food, ingredients and utilities, including the general risk of inflation;
o labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;
o    increased advertising and marketing costs;
o    higher-than-anticipated   costs  to  open,   close,   relocate  or  remodel
     restaurants;

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

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 27, 2005, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $51 million. The fair value of our long-term fixed rate debt during the first six months of fiscal 2006 averaged $775 million, with a high of $967 million and a low of $651 million. The increase in the fair value of our long-term fixed rate debt is primarily due to the issuance of $300 million of senior notes in August 2005. A portion of the proceeds from this issuance was used to repay at maturity our outstanding $150 million of 8.375 percent senior notes on September 15, 2005. We intend to use the remaining proceeds from the issuance to repay at maturity our outstanding $150 million of 6.375 percent notes due February 1, 2006.

     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 27, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 27, 2005.

     During the fiscal quarter ended November 27, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9.5 million. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. During the quarter ended November 27, 2005, we paid $3.7 million towards the settlement of these claims. The remaining $5.8 million was paid in December 2005 and is included in other current liabilities at November 27, 2005.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 27, 2005. Since commencing repurchases in December 1995, we have repurchased a total of 126.4 million shares under authorizations from our Board of Directors to repurchase an aggregate of 137.4 million shares.

---------------------------------- ------------------- -------------- ----------------------- -----------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                      Total Number        Average        Part of Publicly      May Yet be Purchased
                                       of Shares        Price Paid      Announced Plans or      Under the Plans or
             Period                  Purchased (1)       per Share           Programs              Programs (2)
---------------------------------- ------------------- -------------- ----------------------- -----------------------
August 29, 2005 through October
   2, 2005                               1,785,051          $30.88            1,785,051                10,976,004
---------------------------------- ------------------- -------------- ----------------------- -----------------------
October 3, 2005 through
   October 30, 2005                             --              --                   --                10,976,004
---------------------------------- ------------------- -------------- ----------------------- -----------------------
October 31, 2005 through
   November 27, 2005                           130          $33.28                  130                10,975,874
---------------------------------- ------------------- -------------- ----------------------- -----------------------
Total                                    1,785,181          $30.88            1,785,181                10,975,874
---------------------------------- ------------------- -------------- ----------------------- -----------------------

(1) All of the shares purchased during the quarter ended November 27, 2005 were purchased as part of our repurchase program, the authority for which was increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued the same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.
(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  Our Annual  Meeting of  Shareholders  was held on  September  21,
               2005.

          (b)  The name of each  director  elected at the meeting is provided in
               Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

          (c) At the Annual Meeting, the shareholders took the following actions:

               (i)  Elected the following fourteen directors:

                                                      For        Withheld
                                                  -----------  -------------
                    Leonard L. Berry              129,416,206    4,272,746
                    Odie C. Donald                128,403,759    5,285,193
                    David H. Hughes               128,336,833    5,352,119
                    Charles A. Ledsinger, Jr.     131,116,719    2,572,233
                    Joe R. Lee*                   122,737,587   10,951,365
                    William M. Lewis, Jr.         132,342,827    1,346,125
                    Senator Connie Mack,III       127,979,614    5,709,338
                    Andrew H. Madsen              129,436,253    4,252,699
                    Clarence Otis, Jr.            129,417,682    4,271,270
                    Michael D. Rose               126,043,862    7,645,091
                    Maria A. Sastre               128,285,308    5,403,644
                    Jack A. Smith                 128,223,447    5,465,505
                    Blaine Sweatt, III            129,387,049    4,301,903
                    Rita P. Wilson                129,442,175    4,246,777

                    * Mr. Lee retired as Chairman of the Company's Board of Directors, and was succeeded as Chairman by Clarence Otis, Jr., effective November 29, 2005.

               (ii) Ratified  the  appointment  of KPMG  LLP as our  independent registered public accounting firm for the fiscal year ending May 28, 2006.

                    For                 123,306,660
                    Against               9,002,075
                    Abstain               1,380,217

Item 5. Other Information

     In accordance with expectations disclosed in our Current Report on Form 8-K filed August 11, 2004, our Quarterly Report on Form 10-Q for the quarter ended August 29, 2004, and our Proxy Statement dated August 9, 2005, Joe R. Lee retired as Chairman of our Board of Directors effective November 29, 2005, and Clarence Otis, Jr., our Chief Executive Office, became Chairman at that time. Mr. Lee is no longer an officer or director of the Company, and Mr. Otis is our Chairman and Chief Executive Officer.


Item 6.   Exhibits

          Exhibit 10 Darden Restaurants, Inc. Director Compensation Program, effective as of October 1, 2005 (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed December 15, 2005).

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


                                           DARDEN RESTAURANTS, INC.


Dated:   January 5, 2006                   By: /s/Paula J. Shives
                                               ------------------------------
                                                  Paula J. Shives
                                                  Senior Vice President,
                                                  General Counsel and Secretary



Dated:   January 5, 2006                  By: /s/Linda J. Dimopoulos
                                             ------------------------------
                                                 Linda J. Dimopoulos
                                                 Senior Vice President and Chief
                                                 Financial Officer (Principal
                                                 financial officer)

                                INDEX TO EXHIBITS


Exhibit
Number            Exhibit Title

10 Darden Restaurants, Inc. Director Compensation Program, effective as of October 1, 2005 (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed December 15, 2005).

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