Form 10-Q
period 2006-02-26
DARDEN RESTAURANTS INC
filed 2006-04-06
CIK 940944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 26, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ................ to ....................

                                     1-13666
                             Commission File Number

                         -----------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
[X] Large accelerated filer  [ ] Accelerated filer  [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      [ ]  Yes  [X]   No

Number of shares of common stock outstanding as of March 20, 2006: 148,211,901 (excluding 126,253,566 shares held in our treasury).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DARDEN RESTAURANTS, INC.


                                TABLE OF CONTENTS



                                                                           Page

Part I - Financial Information

         Item 1.  Financial Statements (Unaudited)                           3

                  Consolidated Statements of Earnings                        3

                  Consolidated Balance Sheets                                4

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Accumulated
                  Other Comprehensive Income (Loss)                          5

                  Consolidated Statements of Cash Flows                      6

                  Notes to Consolidated Financial Statements                 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          23

         Item 4.  Controls and Procedures                                    23

Part II -         Other Information

         Item 1.  Legal Proceedings                                          23

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                        24

         Item 6.  Exhibits                                                   25

Signatures                                                                   26

Index to Exhibits                                                            27

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                            Quarter Ended                    Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                       February 26,  February 27,       February 26,  February 27,
                                                           2006          2005               2006          2005
--------------------------------------------------------------------------------------------------------------------

Sales....................................................$1,474,181    $1,375,879          $4,208,441   $3,883,896
Costs and expenses:
   Cost of sales:
     Food and beverage...................................   431,074       412,863           1,239,844    1,172,320
     Restaurant labor....................................   472,659       435,660           1,362,775    1,242,190
     Restaurant expenses.................................   225,931       206,918             655,705      604,222
                                                         ----------    ----------          ----------   ----------
       Total cost of sales, excluding restaurant
         depreciation and amortization of $51,926,
         $49,047, $152,946 and $147,752,  respectively...$1,129,664    $1,055,441          $3,258,324   $3,018,732
   Selling, general and administrative...................   138,984       126,488             404,201      371,853
   Depreciation and amortization.........................    56,085        52,721             164,984      158,657
   Interest, net.........................................    10,312        10,405              32,930       32,376
                                                          ---------    ----------          ----------   ----------
       Total costs and expenses..........................$1,335,045    $1,245,055          $3,860,439   $3,581,618
                                                         ----------    ----------          ----------   ----------

Earnings before income taxes.............................   139,136       130,824             348,002      302,278
Income taxes.............................................   (33,818)      (38,194)           (102,114)     (95,661)
                                                         ----------    ----------          ----------   ----------

Net earnings.............................................$  105,318    $   92,630          $  245,888   $  206,617
                                                         ==========    ==========          ==========   ==========

Net earnings per share:
   Basic.................................................$     0.70    $     0.59          $     1.63   $     1.31
                                                         ==========    ==========          ==========   ==========
   Diluted...............................................$     0.67    $     0.56          $     1.56   $     1.26
                                                         ==========    ==========          ==========   ==========

Average number of common shares outstanding:
   Basic.................................................   149,400       157,300             150,800      157,200
                                                         ==========    ==========          ==========   ==========
   Diluted...............................................   156,900       164,500             157,900      163,800
                                                         ==========    ==========          ==========   ==========

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



--------------------------------------------------------------------------------------------------------------------
                                                                  February 26, 2006            May 29, 2005
--------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents.................................        $     53,122              $     42,801
   Receivables...............................................              39,235                    36,510
   Inventories...............................................             245,254                   235,444
   Prepaid expenses and other current assets.................              30,246                    28,927
   Deferred income taxes.....................................              66,339                    63,584
                                                                     ------------              -------------
       Total current assets..................................        $    434,196              $    407,266
Land, buildings and equipment, net...........................           2,408,896                 2,351,454
Other assets.................................................             187,309                   179,051
                                                                     ------------              ------------

       Total assets..........................................          $3,030,401              $  2,937,771
                                                                     ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................        $    222,544              $    191,197
   Short-term debt...........................................              44,000                        --
   Accrued payroll...........................................             115,663                   114,602
   Accrued income taxes......................................              50,414                    52,404
   Other accrued taxes.......................................              47,098                    43,825
   Unearned revenues.........................................             120,464                    88,472
   Current portion of long-term debt.........................                  --                   299,929
   Other current liabilities.................................             268,459                   254,178
                                                                     ------------              ------------
       Total current liabilities.............................        $    868,642              $  1,044,607
Long-term debt, less current portion.........................             645,125                   350,318
Deferred income taxes........................................              99,053                   114,846
Deferred rent................................................             136,245                   130,872
Other liabilities............................................              31,449                    24,109
                                                                     ------------              ------------
       Total liabilities.....................................        $  1,780,514              $  1,664,752
                                                                     ------------              ------------

Stockholders' equity:
   Common stock and surplus..................................        $  1,796,108              $  1,703,336
   Retained earnings.........................................           1,621,788                 1,405,754
   Treasury stock............................................          (2,117,041)               (1,784,835)
   Accumulated other comprehensive income (loss).............              (3,950)                   (8,876)
   Unearned compensation.....................................             (46,579)                  (41,685)
   Officer notes receivable..................................                (439)                     (675)
                                                                     ------------              ------------
       Total stockholders' equity............................        $  1,249,887              $  1,273,019
                                                                     ------------              ------------

       Total liabilities and stockholders' equity............        $  3,030,401              $  2,937,771
                                                                     ============              ============

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        For the nine months ended February 26, 2006 and February 27, 2005
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                     Common                                 Accumulated
                                      Stock                                   Other                         Officer       Total
                                       and        Retained      Treasury    Comprehensive     Unearned       Notes    Stockholders'
                                     Surplus      Earnings       Stock      Income (Loss)   Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 29, 2005............. $1,703,336    $1,405,754   $(1,784,835)  $  (8,876)      $(41,685)     $   (675)   $1,273,019
Comprehensive income:
   Net earnings.....................         --       245,888            --          --             --            --       245,888
   Other comprehensive income
     (loss):
     Foreign currency adjustment....         --            --            --       2,722             --            --         2,722
     Change in fair value of
      derivatives, net of tax of
      ($282)........................         --            --            --       2,204             --            --         2,204
                                                                                                                         -----------
        Total comprehensive income..                                                                                       250,814
Cash dividends declared.............         --       (29,854)           --          --             --            --       (29,854)
Stock option exercises (3,522
  shares)...........................     44,408            --         5,522          --             --            --        49,930

Issuance of restricted stock (399
  shares), net of forfeiture
  adjustments.......................     13,054            --            --          --        (13,054)           --            --
Earned compensation.................         --            --            --          --          5,195            --         5,195
ESOP note receivable repayments.....         --            --            --          --          2,965            --         2,965
Income tax benefits credited to
  equity............................     30,569            --            --          --             --            --        30,569
Purchases of common stock for
  treasury(9,569 shares)............         --            --      (338,917)         --             --            --      (338,917)
Issuance of treasury stock under
  Employee Stock Purchase and other
  plans (191 shares)................      4,741            --         1,189          --             --            --         5,930
Repayment of officer notes..........         --            --            --          --             --           236           236
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 26, 2006         $1,796,108    $1,621,788   $(2,117,041)  $  (3,950)      $(46,579)     $   (439)   $1,249,887
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
                                           And     Retained    Treasury     Comprehensive     Unearned       Notes    Stockholders'
                                         Surplus   Earnings     Stock       Income (Loss)   Compensation   Receivable     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at May 30, 2004............. $1,584,115    $1,127,653   $(1,483,768)  $ (10,173)      $(41,401)     $ (1,138)   $1,175,288
Comprehensive income:
   Net earnings.....................         --       206,617            --          --             --            --       206,617
   Other comprehensive income (loss):
     Foreign currency adjustment....         --            --            --       2,112             --            --         2,112
     Change in fair value of
       derivatives, net of tax of
       $956.........................         --            --            --        (143)            --            --          (143)
                                                                                                                         -----------
       Total comprehensive income...                                                                                       208,586
Cash dividends declared.............         --        (6,251)           --          --             --            --        (6,251)
Stock option exercises (4,294
  shares)...........................     40,084            --         5,196          --             --            --        45,280
Issuance of restricted stock (388
  shares), net of forfeiture
  adjustments.......................      9,404            --            --          --         (9,404)           --            --
Earned compensation.................         --            --            --          --          5,461            --         5,461
ESOP note receivable repayments.....         --            --            --          --          2,268            --         2,268
Income tax benefits credited to
  equity............................     24,763            --            --          --             --            --        24,763
Purchases of common stock for
  treasury (6,841 shares)...........         --            --      (173,050)         --             --            --      (173,050)
Issuance of treasury stock under
  Employee Stock Purchase and other
  plans (245 shares)................      3,317            --         1,637          --             --            --         4,954
Repayment of officer notes, net.....         --            --            --          --             --           422           422
------------------------------------------------------------------------------------------------------------------------------------
Balance at February 27, 2005         $1,661,683    $1,328,019   $(1,649,985)  $  (8,204)      $(43,076)     $   (716)   $1,287,721
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

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Quarter Ended                 Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                 February 26,    February 27,     February 26,   February 27,
                                                                    2006            2005             2006           2005
------------------------------------------------------------------------------------------------------------------------------

Cash flows--operating activities
   Net earnings.................................................     $ 105,318    $  92,630       $ 245,888       $ 206,617
   Adjustments to reconcile net earnings to cash flows from
operations:
     Depreciation and amortization..............................        56,085       52,721          164,984        158,657
     Asset impairment charge, net ..............................         8,350        2,611            9,719          2,498
     Amortization of unearned compensation and loan costs.......         2,982        2,944            7,728          8,143
     Non-cash compensation expense..............................            45           32            1,265          1,005
     Change in current assets and liabilities...................        88,206       29,989           65,035         25,030
     Contributions to defined benefit pension plans and
       postretirement plan......................................          (135)        (237)            (329)          (388)
     (Gain) loss on disposal of land, buildings and equipment...          (996)         778              565          1,085
     Change in cash surrender value of trust owned life
       insurance................................................        (2,251)        (956)          (5,661)        (4,170)
     Deferred income taxes......................................        (5,130)      (6,815)         (18,830)       (17,044)
     Change in deferred rent....................................         1,404        1,321            5,373          5,843
     Change in other liabilities ...............................         3,908        5,885            7,669          8,446
     Income tax benefits credited to equity.....................        16,781       11,059           30,569         24,763
     Other, net.................................................        (4,885)         873            2,809           (903)
                                                                      ---------    --------        ---------       --------
       Net cash provided by operating activities................     $ 269,682    $ 192,835       $  516,784      $ 419,582
                                                                      --------     --------        ---------       --------
Cash flows--investing activities
   Sales of short term investments, net.........................        10,000           --               --             --
   Purchases of land, buildings and equipment...................       (72,900)     (83,879)        (239,072)      (230,661)
   Proceeds from disposal of land, buildings and equipment......         7,789        2,263           14,043          7,467
   Increase (decrease) in other assets..........................            95        1,522           (5,927)          (728)
                                                                      --------     --------        ---------       --------
       Net cash used in investing activities....................     $ (55,016)   $ (80,094)      $ (230,956)     $(223,922)
                                                                      ---------    --------        ---------       --------

Cash flows--financing activities
   Proceeds from issuance of common stock.......................        22,567       18,917           54,595         49,229
   Dividends paid...............................................            --           --          (29,854)        (6,251)
   Purchases of treasury stock..................................      (150,647)    (104,307)        (338,917)      (173,050)
   Increase in short-term debt..................................        44,000           --           44,000        (14,500)
   Proceeds from issuance of long-term debt.....................            --           --          294,669             --
   ESOP note receivable repayment...............................           790        1,278            2,965          2,268
   Repayment of long-term debt..................................      (150,790)      (1,278)        (302,965)        (2,268)
                                                                      --------     --------        ---------       --------
       Net cash used in financing activities....................     $(234,080)   $ (85,390)      $ (275,507)     $(144,572)
                                                                      --------     ---------       ---------       --------

(Decrease) increase in cash and cash equivalents................       (19,414)      27,351           10,321         51,088
Cash and cash equivalents - beginning of period.................        72,536       60,431           42,801         36,694
                                                                      --------     --------        ---------       --------

Cash and cash equivalents - end of period.......................     $  53,122    $  87,782       $   53,122      $  87,782
                                                                      ========     ========        =========       ========

Cash flow from changes in current assets and liabilities
   Receivables..................................................        (1,169)     (16,705)          (2,725)       (17,352)
   Inventories..................................................         2,099      (34,647)          (9,810)       (72,307)
   Prepaid expenses and other current assets....................         1,157       (6,601)          (2,630)        (4,039)
   Accounts payable.............................................        12,777       24,683           31,347         11,858
   Accrued payroll..............................................        13,026       19,673            1,061          8,946
   Accrued income taxes.........................................         6,421      (11,344)          (1,990)        31,398
   Other accrued taxes..........................................         5,540        5,128            3,273          2,771
    Unearned revenues...........................................        39,378       32,286           31,992         27,927
   Other current liabilities....................................         8,977       17,516           14,517         35,828
                                                                      --------     --------        ---------       --------
       Change in current assets and liabilities.................     $  88,206    $  29,989       $   65,035      $  25,030
                                                                      ========     ========        =========       ========

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

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              (Dollar amounts in thousands, except per share data)

Note 1.  Background

     Darden Restaurants, Inc. ("we, "our" or the "Company") owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & Grill(R) and Seasons 52(R). We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2006.

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

Note 2.  Consolidated Statements of Cash Flows

     During the quarter and nine months ended February 26, 2006, we paid $14,788 and $33,203, respectively, for interest (net of amounts capitalized) and $15,598 and $91,555, respectively, for income taxes. Interest income of $1,302 and $3,786 associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 26, 2006, respectively. During the quarter and nine months ended February 27, 2005, we paid $6,857 and $26,879, respectively, for interest (net of amounts capitalized) and $45,681 and $56,038, respectively, for income taxes. Interest income of $721 and $1,257 associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 27, 2005, respectively.

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



                                                          Quarter Ended                    Nine Months Ended
-----------------------------------------------------------------------------------------------------------------
                                                  February 26,    February 27,        February 26, February 27,
                                                      2006            2005                2006         2005
-----------------------------------------------------------------------------------------------------------------


Net earnings, as reported                           $ 105,318        $ 92,630          $ 245,888     $ 206,617
   Add:  Stock-based compensation expense
       included in reported net earnings, net of        1,464           1,284              4,016         3,913
       related tax effects
   Deduct:  Total stock-based compensation
       expense determined under fair value based       (4,474)         (5,203)           (14,899)      (15,815)
       method for all awards, net of related tax
       effects
                                                 ---------------------------------------------------------------
Pro forma net earnings                              $ 102,308        $ 88,711          $ 235,005     $ 194,715
                                                 ================================================================
Basic net earnings per share
   As reported                                      $    0.70        $   0.59          $    1.63     $    1.31
   Pro forma                                        $    0.68        $   0.56          $    1.56     $    1.24
Diluted net earnings per share
   As reported                                      $    0.67        $   0.56          $    1.56     $    1.26
   Pro forma                                        $    0.65        $   0.54          $    1.48     $    1.19
=================================================================================================================

Note 4.   Provision for Impaired Assets

     During the quarter and nine months ended  February  26,  2006,  we recorded charges of $4,569 and $5,954, respectively, for long-lived asset impairments resulting from the decision to close, relocate and/or rebuild certain restaurants. During the quarter and nine months ended February 27, 2005, we recorded charges of $27 and $610, respectively, for similar actions. During the quarter and nine months ended February 26, 2006, we also recorded charges of $4,312 for the write-down of carrying value of two Smokey Bones restaurants, which we continue to operate. During the quarter and nine months ended February 27, 2005, we also recorded charges of $3,260 for the write-down of carrying value of one Red Lobster and one Olive Garden, both of which continued to operate through fiscal 2005, but were subsequently closed in fiscal 2006. These impairments were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and nine months ended February 26, 2006, we also recorded gains of $531 and $547, respectively, related to the sale of previously impaired assets. During the quarter and nine months ended February 27, 2005, we recorded gains of $676 and $1,372, respectively, related to the sale of previously impaired assets. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of earnings.

Note 5.  Income Taxes

     The effective income tax rate for the quarter and nine months ended February 26, 2006 was 24.3 percent and 29.3 percent, respectively, compared to an effective income tax rate of 29.2 percent and 31.6 percent for the quarter and nine months ended February 27, 2005, respectively. The decrease in the tax rate in fiscal 2006 is primarily attributable to an increase in certain FICA tax credits for reported tips and the favorable resolution of prior year tax matters.

Note 6.  Short-Term Investments

     We periodically invest in short-term investments consisting of investment grade auction rate securities, which have been classified as available-for-sale and reported at fair value. Interest rates for our investments in auction rate securities are reset through an auction process at predetermined periods ranging from 28 to 35 days. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and failed auctions rarely occur. Due to the reset feature and their carrying value equaling their fair value, there are no gross realized or unrealized gains or losses from these short-term investments. As of February 26, 2006 and May 29, 2005, we did not hold any short-term investments.

Note 7.  Long-Term Debt

     On July 29, 2005, we filed a registration statement with the SEC to register an additional $475,000 of debt securities using a shelf registration process as well as to carry forward the $125,000 of debt securities available under our prior registration statement. Under this registration statement, which became effective on August 5, 2005, we may offer, from time to time, up to $600,000 of our debt securities. On August 12, 2005, we issued $150,000 of unsecured 4.875 percent senior notes due in August 2010 and $150,000 of unsecured 6.000 percent senior notes due in August 2035 under the registration statement. Discount and issuance costs, which were $2,430 and $2,901, respectively, are being amortized over the terms of the senior notes using the effective interest rate method. A portion of the proceeds from these issuances was used to repay at maturity our outstanding $150,000 of 8.375 percent senior notes on September 15, 2005 and our outstanding $150,000 of 6.375 percent notes on February 1, 2006.

     We also maintain a credit facility under a Credit Agreement dated August 16, 2005 with a consortium of banks under which we can borrow up to $500,000. As part of this credit facility, we may request issuance of up to $100,000 in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of
10.0 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the credit facility are unsecured. As of February 26, 2006 and May 29, 2005, no borrowings were outstanding. However, as of February 26, 2006, there was $44,000 of commercial paper and $15,000 of letters of credit outstanding, which are backed by this facility. As of May 29, 2005, there were no commercial paper notes or letters of credit outstanding under this facility. As of February 26, 2006, we were in compliance with all covenants under the credit facility.

Note 8.  Net Earnings per Share

     Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation.

     Options to purchase 28,942 and 28,329 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 26, 2006 and February 27, 2005, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 36,412 and 2,768,460 shares of common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 26, 2006 and February 27, 2005, respectively, for the same reason.

Note 9.  Stockholders' Equity

     Pursuant to the authorization of our Board of Directors to repurchase up to 137,400,000 shares in accordance with applicable securities regulations, we repurchased 3,729,808 and 9,569,063 shares of our common stock for $150,647 and $338,917 during the quarter and nine months ended February 26, 2006, respectively, resulting in a cumulative repurchase of 130,153,934 shares as of February 26, 2006.

Note 10.  Food and Beverage Costs

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

Note 11.  Derivative Instruments and Hedging Activities

     During the first quarters of fiscal 2006 and 2005, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during those periods. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. In total, the equity forward contracts, are indexed to 330,000 shares of our common stock, have an $8,264 notional amount and can only be net settled in cash. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $3,945 related to the equity forward contracts was recognized in accumulated other comprehensive income (loss) at February 26, 2006. As the Darden stock units vest, we will effectively de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. A gain of $771 and $77 was recognized in earnings as a component of restaurant labor during the quarters ended February 26, 2006 and February 27, 2005, respectively. A gain of $1,282 and $193 was recognized in earnings as a component of restaurant labor during the nine months ended February 26, 2006 and February 27, 2005, respectively.

     During fiscal 2005 and fiscal 2004, we entered into interest rate swap agreements ("swaps") to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $100,000 notional principal amount of indebtedness, were used to hedge a portion of the interest payments associated with $150,000 of unsecured 4.875 percent senior notes due in August 2010, which were issued in August 2005. The interest rate swaps were settled at the time of the related debt issuance with a net loss of $1,177 being recognized in accumulated other comprehensive income (loss). The net loss on the interest rate swaps is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuance are being recognized in earnings. A loss of $59 was recognized in earnings during the quarter ended February 26, 2006 as an adjustment to interest expense.

Note 12.  Retirement Plans

Components of net periodic benefit cost are as follows:

                                                         Defined Benefit Plans           Postretirement Benefit Plan
------------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                         Quarter Ended
                                                  February 26,     February 27,          February 26,    February 27,
                                                      2006             2005                 2006             2005
------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 1,278          $ 1,218             $   169          $    175
Interest cost                                            2,012            1,829                 233               252
Expected return on plan assets                          (3,357)          (3,210)                 --                --
Amortization of unrecognized prior service cost             21              (87)                 --                --
Recognized net actuarial loss                            1,245            1,248                  58                86
------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 1,199          $   998             $   460          $    513
========================================================================================================================

                                                         Defined Benefit Plans           Postretirement Benefit Plan
------------------------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended                     Nine Months Ended
                                                     February      February 27,         February 26,     February 27,
                                                    26, 2006           2005                 2006             2005
------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 3,899          $ 3,652             $   509          $    524
Interest cost                                            6,044            5,486                 699               754
Expected return on plan assets                          (9,891)          (9,630)                 --                --
Amortization of unrecognized prior service cost             63             (261)                 --                --
Recognized net actuarial loss                            3,993            3,744                 156               259
------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 4,108          $ 2,991             $ 1,364          $  1,537
========================================================================================================================

Note 13.  Commitments and Contingencies

     As collateral for performance on other contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 26,

2006 and May 29, 2005, we had $64,556 and $72,677, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of February 26, 2006 and May 29, 2005, we also had $14,532 and $13,829, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

     As of  February  26,  2006 and May 29,  2005,  we had  $1,394  and  $1,768,
respectively, of guarantees associated with properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at February 26, 2006 and May 29, 2005 amounted to $1,119 and $1,395, respectively. We have not accrued for the guarantees, as we believe the likelihood of the third parties defaulting on the assignment agreements is improbable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2007 through fiscal 2012.

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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9,500. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. As of the end of the third quarter of fiscal 2006, all settlement proceeds were paid.

     In August 2003, three former employees in Washington filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. Pre-arbitration motions and briefs are currently pending. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

     Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs seek unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we continue to believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed to discuss possible resolution and the cases were stayed in December 2005. Following a mediation in February 2006, a tentative settlement was reached. Without admitting any liability, we agreed to pay up to a maximum total of $11,000 to settle all five cases. We recorded settlement expenses amounting to approximately $9,000 associated with these lawsuits during the quarter and nine months ended February 26, 2006, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at February 26, 2006. The tentative settlement will be documented in a full settlement agreement and must have court approval.

We cannot predict when the settlement will be final, but estimate preliminary court approval will occur in the fourth quarter of fiscal 2006, with final court approval and payment of the settlement proceeds no earlier than the first quarter of fiscal 2007.

Note 14.  Adoption of Accounting Standards

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-Monetary Assets." SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 in the second quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.

     In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We adopted EITF 05-6 in the second quarter of fiscal 2006. The adoption of EITF 05-6 did not have a material impact on our consolidated financial statements.

Note 15.  Future Application of Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3,010 and $10,883 for the quarter and nine months ended February 26, 2006, respectively, and $3,919 and $11,902 for the quarter and nine months ended February 27, 2005, respectively. We have not yet concluded as to the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

     In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Adoption of FSP No. 13-1 will not have a material impact on our financial statements as our existing accounting policies are in compliance with FSP No. 13-1.

Note 16.  Subsequent Event

     On March 17, 2006, the Board of Directors declared a cash dividend of twenty cents per share to be paid May 1, 2006 to all shareholders of record as of the close of business on April 10, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q and our audited financial statements and notes thereto included in our Form 10-K for our fiscal year ended May 29, 2005, as filed with the SEC. The discussion below contains forward-looking statements, which should be read in conjunction with
"Forward-Looking Statements" below. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 26, 2006 and February 27, 2005.

                                                                 Quarter Ended                Nine Months Ended
 ----------------------------------------------------------------------------------------------------------------------
                                                         February 26,   February 27,     February 26,   February 27,
                                                             2006           2005             2006           2005
 ----------------------------------------------------------------------------------------------------------------------


 Sales ...................................................     100%            100%            100%            100%
 Costs and expenses:
    Cost of sales:
      Food and beverage...................................    29.2            30.0            29.5            30.2
      Restaurant labor....................................    32.1            31.7            32.4            32.0
      Restaurant expenses.................................    15.3            15.0            15.6            15.5
                                                              ----          ------          ------          ------
         Total  cost  of  sales,  excluding  restaurant
           depreciation   and   amortization  of  3.5%,
           3.6%, 3.6% and 3.8%, respectively..............    76.6%           76.7%           77.5%           77.7%
    Selling, general and administrative...................     9.5             9.2             9.6             9.6
    Depreciation and amortization.........................     3.8             3.8             3.9             4.1
    Interest, net.........................................     0.7             0.8             0.8             0.8
                                                              ----          ------          ------          ------
          Total costs and expenses........................    90.6%           90.5%           91.8%           92.2%
                                                              ----          ------          ------          ------

 Earnings before income taxes.............................     9.4             9.5             8.2             7.8
 Income taxes.............................................    (2.3)           (2.8)           (2.4)           (2.5)
                                                              ----          ------          ------          ------

 Net earnings.............................................     7.1%            6.7%            5.8%            5.3%
                                                              ====          ======          ======          ======

 ----------------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

     Our sales were $1.47 billion and $4.21 billion for the third quarter and first nine months of fiscal 2006, respectively, compared to $1.38 billion and $3.88 billion for the third quarter and first nine months of fiscal 2005, respectively. The 7.1 percent and 8.4 percent increases in sales for the third quarter and first nine months of fiscal 2006, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 48 Company-owned restaurants since the third quarter of fiscal 2005. For the third quarter of fiscal 2006, our net earnings were $105 million compared to $93 million for the third quarter of fiscal 2005, a 13.7 percent increase, and our diluted net earnings per share were $0.67 for the third quarter of fiscal 2006 compared to $0.56 for the third quarter of fiscal 2005, a 19.6 percent increase. For the first nine months of fiscal 2006, our net earnings were $246 million compared to $207 million for the first nine months of fiscal 2005, a 19.0 percent increase, and our diluted net earnings per share were $1.56 for the first nine months of fiscal 2006 compared to $1.26 for the first nine months of fiscal 2005, a 23.8 percent increase.

     Olive Garden reported its 46th consecutive quarter of U.S. same-restaurant sales growth during the third quarter of fiscal 2006 with a 5.7 percent increase. Olive Garden continues to focus on providing an excellent guest experience and developing new advertising and promotions that have been successfully tested. Olive Garden is also in the process of accelerating new restaurant growth through the introduction of two new prototypes, which are expected to deliver the same guest experience while reducing the required capital investment and improving operating efficiencies. Each of the new prototypes is under construction and is expected to be opened in the fourth quarter of fiscal 2006. Olive Garden expects to open 30 to 35 new restaurants in fiscal 2007, which is an increase of

10 new restaurants versus fiscal 2006. Red Lobster's U.S. same-restaurant sales for the third quarter of fiscal 2006 increased for the sixth consecutive quarter with a 1.6 percent increase. Red Lobster continued to improve its guest satisfaction results and had record restaurant profit margins during the third quarter of 2006 as a result of their "Simply Great" operating discipline and initiatives designed to ensure their restaurants are "Fresh, Clean, Friendly and Full." Red Lobster is now working to broaden its appeal by developing new advertising and menus, which are being finalized and will be market-tested for an estimated 6 to 12 months. Bahama Breeze's same-restaurant sales increased 1.7 percent in the third quarter of fiscal 2006, driven by compelling new menu offerings and an improved guest experience. Smokey Bones' restaurant level operating profit increased 34 percent in the third quarter of fiscal 2006 as a result of the increased number of restaurants in operation combined with lower food and beverage costs and restaurant expenses as a percent of sales, offset partially by increased restaurant labor costs as a percent of sales and a 5.0 percent decrease in same restaurant sales. Smokey Bones continues to focus on becoming more relevant for a broader variety of occasions. Smokey Bones operated 27 more restaurants than in the prior year's third quarter, including nine that were opened during the third quarter of fiscal 2006. In addition, the recent softening of sales at Smokey Bones has led us to reevaluate our new restaurant opening strategy. We expect to focus future openings in the geographic areas where Smokey Bones has demonstrated sales strength in order to achieve an appropriate return on capital. We also expect to slow the pace of new restaurant openings for Smokey Bones from 25 to 30 in fiscal 2006 to approximately 10 to 15 new restaurants in fiscal 2007. During the third quarter of fiscal 2006, we recorded an impairment charge for five Smokey Bones restaurants, three of which have been permanently closed.

     Hurricanes Katrina and Rita, which occurred in the second quarter of fiscal 2006, had a minimal direct effect on our sales and net earnings for the nine months ended February 26, 2006. There are currently two restaurants (one Olive Garden and one Red Lobster) that are closed indefinitely as a result of Hurricane Katrina. Decisions regarding rebuilding and reopening are pending clean-up and recovery efforts in Louisiana and Mississippi. One Red Lobster that was closed temporarily through the third quarter was reopened in March 2006.

SALES

     Sales were $1.47 billion and $1.38 billion for the quarters ended February 26, 2006 and February 27, 2005, respectively. The 7.1 percent increase in sales for the third quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 48 Company-owned restaurants since the third quarter of fiscal 2005. Olive Garden's sales of $689 million were 9.8 percent above last year's third quarter, driven primarily by a 5.7 percent increase in U.S. same-restaurant sales and its 19 net new restaurants in operation since the third quarter of last year. Olive Garden achieved its 46th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 3.4 percent increase in same-restaurant guest counts and a 2.3 percent increase in average check. Red Lobster sales of $652 million were 2.5 percent above last year's third quarter, which resulted primarily from a 1.6 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 2.1 percent increase in average check, partially offset by a 0.5 percent decrease in same-restaurant guest counts. Red Lobster's U.S. same restaurant sales results for the third quarter of fiscal 2006 were negatively impacted by an estimated two percentage points as a result of a three week shift in the start of the company's signature Lobsterfest promotion, which commenced in the third quarter last year versus the fourth quarter this year. Bahama Breeze sales of $38 million were 1.8 percent above last year's third quarter, primarily as a result of higher same-restaurant guest counts. Smokey Bones sales of $89 million were 23.1 percent above last year's third quarter primarily as a result of its 27 net new restaurants in operation since the third quarter of last year. Smokey Bones' same- restaurant sales decreased 5.0 percent compared to the third quarter of last year.

     Sales were $4.21 billion and $3.88 billion for the nine months ended February 26, 2006 and February 27, 2005, respectively. The 8.4 percent increase in sales for the first nine months of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 48 Company-owned restaurants since the third quarter of fiscal 2005. Olive Garden's sales of $1.95 billion were 10.1 percent above last year, driven primarily by a 6.5 percent increase in U.S. same-restaurant sales and its 19 net new restaurants in operation since the third quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 4.4 percent increase in same-restaurant guest counts and a 2.1 percent increase in average check. Red Lobster sales of $1.87 billion were 4.1 percent above last year, which resulted primarily from a 3.8 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.2 percent increase in average check and a 1.6 percent increase in same-restaurant guest counts. Bahama Breeze sales of $120 million were 0.9 percent above last year, primarily as a result of higher same-restaurant guest counts. Smokey Bones sales of $248 million were 32.6 percent above last year primarily as a result of its 27 net new restaurants in operation since the third quarter of last year.

COSTS AND EXPENSES

     Total costs and expenses were $1.34 billion and $1.25 billion for the quarters ended February 26, 2006 and February 27, 2005, respectively. As a percent of sales, total costs and expenses increased from 90.5 percent in the third quarter of fiscal 2005 to 90.6 percent in the third quarter of fiscal 2006.

     Food and beverage costs increased $18 million, or 4.4 percent, from $413 million to $431 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. As a percent of sales, food and beverage costs decreased in the third quarter of fiscal 2006 primarily as a result of product cost saving and improved waste management. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $37 million, or 8.5 percent, from $436 million to $473 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. As a percent of sales, restaurant labor increased in the third quarter of fiscal 2006 primarily as a result of an increase in wage rates and benefit costs and an increase in FICA taxes on higher reported tips, which was partially offset by increased sales leverage at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results.
Restaurant expenses (which include lease, property tax, credit card, utility, workers' compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased $19 million, or 9.2 percent, from $207 million to $226 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. As a percent of sales, restaurant expenses increased in the third quarter of fiscal 2006 primarily as a result of increased utilities and credit card fees, which were partially offset by lower pre-opening and general liability costs, in addition to sales leverage at Olive Garden and Red Lobster. The decrease in our general liability expenses resulted primarily from safety initiatives which have continued to provide reductions in the frequency rate of claims.

     Selling, general and administrative expenses increased $13 million, or 9.9 percent, from $126 million to $139 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. As a percent of sales, selling, general and administrative expenses increased in the third quarter of fiscal 2006 primarily as a result of $9 million incurred to settle legal disputes in California related to the exempt classification of certain restaurant management employees and $8 million for the write down of the carrying value of five Smokey Bones restaurants, two of which continue to operate. These costs were partially offset by reduced Red Lobster marketing expenses associated with the shift of the start of the company's Lobsterfest promotion into this year's fiscal fourth quarter and by increased sales leverage at Olive Garden and Red Lobster.

     Depreciation and amortization expense increased $3 million, or 6.4 percent, from $53 million to $56 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. As a percent of sales, depreciation and amortization expense remained flat in the third quarter of fiscal 2006 as increased sales leverage at Olive Garden and Red Lobster was offset by new restaurant activity.

     Net interest expense, as a percent of sales, decreased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Although interest expense increased as a result of the issuance of additional long-term debt in August 2005, this increase was offset by the interest income associated with the investment of proceeds from the issuance of the long-term debt.

     Total costs and expenses were $3.86 billion and $3.58 billion for the nine months ended February 26, 2006 and February 27, 2005, respectively. As a percent of sales, total costs and expenses decreased from 92.2 percent for the first nine months of fiscal 2005 to 91.7 percent for the first nine months of fiscal 2006.

     Food and beverage costs increased $68 million, or 5.8 percent, from $1.17 billion to $1.24 billion in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, food and beverage costs decreased in the first nine months of fiscal 2006 primarily as a result of cost savings initiatives. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $121 million, or 9.7 percent, from $1.24 billion to $1.36 billion in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, restaurant labor increased in the first nine months of fiscal 2006 primarily as a result of an increase in wage rates, including insurance and other benefits and an increase in FICA taxes on higher reported tips, which was partially offset by increased sales leverage at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses increased $52 million, or 8.5 percent, from $604 million to $656 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, restaurant expenses increased in the first nine months of fiscal 2006 primarily as a result of higher utilities and credit card fees, which were partially offset by increased sales leverage at Olive Garden and Red Lobster and lower workers' compensation and general liability expenses.

     Selling, general and administrative expenses increased $32 million, or 8.7 percent, from $372 million to $404 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, selling, general and administrative expenses remained flat in the first nine months of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster and reduced marketing expenses at Red Lobster associated with the shift of the start of the company's Lobsterfest promotion into this year's fiscal fourth quarter, which offset the $9 million incurred to settle legal disputes in California related to the exempt classification of certain restaurant management employees and the $8 million write down of the carrying value of five Smokey Bones restaurants, two of which continue to operate.

     Depreciation and amortization expense increased $6 million, or 4.0 percent, from $159 million to $165 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, depreciation and amortization expense decreased in the first nine months of fiscal 2006 primarily as a result of increased sales leverage at Olive Garden and Red Lobster, which was partially offset by new restaurant activity.

     Net interest expense increased $1.0 million, or 1.7 percent, from $32 million to $33 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. As a percent of sales, net interest expense in the first nine months of fiscal 2006 was comparable to the first nine months of fiscal 2005 primarily as a result increased sales leverage at Olive Garden and Red Lobster.

INCOME TAXES

     The effective income tax rate for the third quarter and first nine months of fiscal 2006 was 24.3 percent and 29.3 percent, respectively, compared to an effective income tax rate of 29.2 percent and 31.6 percent in the third quarter and first nine months of fiscal 2005, respectively. The rate decreases in fiscal 2006 were primarily due to an increase in FICA tax credits for reported tips and the favorable resolution of prior year tax matters.

NET EARNINGS AND NET EARNINGS PER SHARE

     For the third quarter of fiscal 2006, our net earnings were $105 million compared to $93 million in the third quarter of fiscal 2005, a 13.7 percent increase, and our diluted net earnings per share were $0.67 compared to $0.56 in the third quarter of fiscal 2005, a 19.6 percent increase. At Olive Garden, increased sales and lower food and beverage costs, restaurant labor costs and selling, general and administrative expenses as a percent of sales more than offset increased restaurant and depreciation expenses as a percent of sales, resulting in record quarterly operating profit for Olive Garden in fiscal 2006 and a double-digit operating profit increase over the same period in fiscal 2005. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor costs and restaurant expenses as a percent of sales, resulting in record quarterly operating profit for Red Lobster. The increase in both our net earnings and diluted net earnings per share for the third quarter of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth, decreases in our consolidated food and beverage costs and interest expense as a percent of sales, and a decrease in our effective income tax rate, which were partially offset by increased restaurant labor costs, restaurant expenses and selling, general and administrative expenses as a percent of sales.

     For the first nine months of fiscal 2006, our net earnings were $246 million compared to $207 million for the first nine months of fiscal 2005, a
19.0 percent increase, and our diluted net earnings per share were $1.56 compared to $1.26 in the first nine months of fiscal 2005, a 23.8 percent increase. At Olive Garden, increased sales and lower food and beverage costs, selling, general and administrative expenses and depreciation expense as a percent of sales more than offset increased restaurant labor costs as a percent of sales, resulting in a double-digit operating profit increase over the first nine months of fiscal 2005. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor expenses as a percent of sales. As a result, Red Lobster had a strong double-digit operating profit increase in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. The increase in both our net earnings and diluted net earnings per share for the first nine months of fiscal 2006 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth, decreases in our consolidated food and beverage costs and depreciation expense as a percent of sales and a decrease in our effective income tax rate which more than offset increased restaurant labor costs and restaurant expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

     The following table details the number of restaurants open at the end of the third quarter of fiscal 2006, compared with the number open at the end of fiscal 2005 and the end of the third quarter of fiscal 2005.

--------------------------------------------------------------------------------------------------------------------
                                        February 26, 2006           May 29, 2005         February 27, 2005
--------------------------------------------------------------------------------------------------------------------

Red Lobster - USA..................              649                       648                       648
Red Lobster - Canada...............               31                        31                        31
                                              ------                    ------                    ------
     Total.........................              680                       679                       679
                                              ------                    ------                    ------

Olive Garden - USA.................              569                       557                       550
Olive Garden - Canada..............                6                         6                         6
                                              ------                    ------                    ------
     Total.........................              575                       563                       556
                                              ------                    ------                    ------

Bahama Breeze......................               32                        32                        32
Smokey Bones  (1)..................              125                       104                        98
Seasons 52.........................                4                         3                         3
                                              ------                    ------                    ------
     Total.........................            1,416                     1,381                     1,368
                                              ======                    ======                    ======

--------------------------------------------------------------------------------------------------------------------
(1) We closed two Smokey Bones restaurants in March 2006.

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

     Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500 million. As part of this credit facility, we may request issuance of up to $100 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limitation on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10 percent of our consolidated tangible net worth. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of February 26, 2006, there were no borrowings outstanding under the Credit Agreement. However, as of February 26, 2006, there was $44,000 of commercial paper and $15,000 of letters of credit outstanding, which are backed by this facility. As of February 26, 2006, we were in compliance with all covenants under the Credit Agreement.

     At February 26, 2006, our long-term debt consisted principally of: (1) $150 million of unsecured 5.75 percent medium-term notes due in March 2007, (2) $150 million of unsecured 4.875 percent senior notes due in August 2010, (3) $150 million of unsecured 6.000 percent senior notes due in August 2035, (4) $100 million of unsecured 7.125 percent debentures due in February 2016, (5) $75 million of unsecured 7.45 percent medium-term notes due in April 2011 and (6) an unsecured, variable rate $23 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan. In September 2005, we used a portion of the proceeds from our issuance of the 4.875 percent and 6.000 percent senior notes, which were issued in August 2005, to repay $150 million of unsecured 8.375 percent senior notes at maturity. In February 2006, we used the remaining proceeds from the senior notes issued in August 2005 to repay $150 million of unsecured 6.375 percent notes at maturity. The proceeds from the issuance of the senior notes in August 2005 and the repayment of the notes in September 2005 and February 2006 are included in net cash flows used in financing activities for the nine months ended February 26, 2006. Through a shelf registration on file with the SEC, we may issue up to an additional $300 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and will have such other terms as determined at the time of any issuance.

     Our Board of Directors has authorized us to repurchase up to an aggregate of 137.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 3.7 million shares of our common stock for $151 million in the third quarter of fiscal 2006, compared to 3.7 million shares for $104 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, net cash flows used by financing activities included our repurchase of 9.6 million shares of our common stock for $339 million compared to 6.8 million shares for $173 million for the first nine months of 2005. As of February 26, 2006, we have repurchased a total of 130.2 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

     Net cash flows provided by operating activities included $16 million and $92 million in income taxes paid in the third quarter and first nine months of fiscal 2006, respectively, compared to $46 million and $56 million for the same periods in fiscal 2005, respectively. The decrease in tax payments in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 is due to the tax payment extension provided by the Internal Revenue Service ("IRS") in the second quarter of fiscal 2005. This extension was provided to all Florida taxpayers in the disaster area counties struck by tropical storm Bonnie and hurricanes Charley and Frances in August and September 2005. Tax payments due in the second quarter of fiscal 2005 were remitted to the IRS in the third quarter of fiscal 2005. The increase in tax payments in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 resulted primarily from accelerated deductions allowable for depreciation of certain capital expenditures during most of fiscal 2005, which lowered our income tax payments in those periods. These accelerated deductions were not available for fiscal 2006 expenditures.

     Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment and remodeling existing restaurants. Capital expenditures were $73 million and $239 million in the third quarter and first nine months of fiscal 2006, respectively, compared to $84 million and $231 million in the third quarter and first nine months of fiscal 2005, respectively. The decreased expenditures in the third quarter of fiscal 2006 resulted primarily from decreased spending associated with building new restaurants. The increased expenditures in the first nine months of fiscal 2006 resulted primarily from the expansion of Smokey Bones and new restaurant growth at Olive Garden.

     Net cash flows used in financing activities for the first nine months of fiscal 2006 included $30 million in dividends paid in the second quarter of fiscal 2006, compared to $6 million in the same period in fiscal 2005. On March 17, 2006, the Board of Directors declared a cash dividend of twenty cents per share to be paid on May 1,

2006 to all shareholders of record as of the close of business on April 10, 2006. Based on this twenty cent semi-annual dividend declaration, our indicated annual dividend is forty cents per share. Most recently, we had paid an annual dividend of eight cents per share.

     A table of our contractual obligations and other commercial commitments as of May 29, 2005 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended May 29, 2005. During the quarter ended August 28, 2005, the issuance of our unsecured senior notes in August 2005 increased the amount of payments due in respect of long-term debt. During the quarter ended November 27, 2005, the repayment of unsecured senior notes at maturity in September 2005 decreased the amount of payments due in respect of long-term debt. During the quarter ended February 26, 2006, the repayment of unsecured notes at maturity decreased the amount of payments due in respect of long term debt. At February 26, 2006, the amount of payments due in respect of long-term debt in the less than one year period was $0 million, in the 1-3 year period was $150 million, in the 3-5 year period was $150 million, and in the more than 5 year period was $348 million. There were no other significant changes to our contractual obligations and other commercial commitments during the nine months ended February 26, 2006.

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

FINANCIAL CONDITION

     Our current assets totaled $434 million at February 26, 2006, compared to $407 million at May 29, 2005. The increase resulted primarily from increases of $10 million in cash and cash equivalents and $10 million in inventories. The increase in cash and cash equivalents is primarily due to the increase in operating performance and seasonal sales of our gift cards. The increase in inventories is principally due to seasonality of product purchases.

     Our current liabilities totaled $869 million at February 26, 2006, compared to $1.04 billion at May 29, 2005. Accounts payable of $223 million at February 26, 2006, increased from $191 million at May 29, 2005, principally due to the timing and terms of inventory purchases, capital expenditures and related payments. Short-term debt of $44 million at February 26, 2006 increased from $0 at May 29, 2005, to fund our current operations and capital expenditures. Unearned revenues of $120 million at February 26, 2006 increased from $88 million at May 29, 2005, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Current portion of long-term debt decreased from $300 million to $0 due to the repayment of $150 million of unsecured 8.375 percent senior notes at maturity in September 2005 and $150 million of unsecured
6.375 percent notes at maturity in February 2006. Other current liabilities of $268 million at February 26, 2006 increased from $254 million at May 29, 2005, principally due to employee benefit-related accruals. Long-term debt of $645 million at February 26, 2006, increased from $350 million at May 29, 2005, primarily from the issuance of $300 million of senior notes in August 2005.

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

     Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes expected lease term and the determination as to what constitutes enhancing the value of, or increasing the life of, existing assets. These judgments and estimates could produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

     The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. During fiscal 2005, we recognized asset impairment charges of $6 million ($4 million after-tax) for the write-down of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant that we continued to operate through fiscal 2005 based on an evaluation of expected cash flows. These restaurants were closed in fiscal 2006. In the first nine months of fiscal 2006, we recognized asset impairment charges of $4 million ($3 million after tax) for the write down of two Smokey Bones restaurants that we continued to operate based on an evaluation of expected cash flows.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments to be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 3 to the Consolidated Financial Statements (unaudited), based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $3 million and $11 million for quarter and nine months ended February 26, 2006, respectively, and $4 million and $12 million for the quarter and nine months ended February 27, 2005, respectively. We have not yet concluded as to the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

     In October 2005, the FASB issued Staff Position No. 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP No. 13-1"). FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. Adoption of FSP No. 13-1 will not have a material impact on our financial statements as our existing accounting policies are in compliance with FSP No. 13-1.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate," "project" and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. Examples of forward-looking statements include, but are not limited to, projections regarding: our growth plans and the number and type of expected new restaurant openings and related capital expenditures; same-restaurant sales growth;
expected diluted net earnings per share growth; expected trends that might impact capital requirements and liquidity; expected contributions to our defined benefit pension plans; the impact of litigation on our financial position and the settlement timeline of litigation matters; and the impact of Hurricanes
Katrina and Rita on our fiscal 2006 sales and net earnings. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to:

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

     We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 26, 2006, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $50 million. The fair value of our long-term fixed rate debt during the first nine months of fiscal 2006 averaged $762 million, with a high of $967 million and a low of $640 million. The increase in the fair value of our long-term fixed rate debt is primarily due to the issuance of $300 million of senior notes in August 2005. The proceeds from this issuance were used to repay at maturity our outstanding $150 million of 8.375 percent senior notes in September 2005 and our outstanding $150 million of 6.375 percent notes in February 2006.

     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 26, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2006.

     During the fiscal quarter ended February 26, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     In March 2003 and March 2002, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County for approximately $9.5 million. Terms of the settlement, which do not include any admission of liability by us, have received preliminary judicial approval, and claims administration is underway. During the nine months ended February 26, 2006, we paid $9.5 million to settle these claims.

     In August 2003, three former employees in Washington filed a similar purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. Pre-arbitration motions and briefs are currently pending. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

     Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs seek unpaid overtime wages and penalties. Two of the cases have been removed to arbitration under our mandatory arbitration program, one has been stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we continue to believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed to discuss possible resolution and the cases were stayed in December 2005. Following a mediation in February 2006, a tentative settlement was reached. Without admitting any liability, we agreed to pay up to a maximum total of $11.0 million to settle all five cases. We recorded settlement expenses amounting to approximately $9.0 million associated with these lawsuits during the quarter and nine months ended February 26, 2006, which are included in selling, general, and administrative expenses. The settlement amounts of these lawsuits are included in other current liabilities at February 26, 2006. The tentative settlement will be documented in a full settlement agreement and must have court approval. We cannot predict when the settlement will be final, but estimate preliminary court approval will occur in the fourth quarter of fiscal 2006, with final court approval and payment of the settlement proceeds no earlier than the first quarter of fiscal 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 26, 2006. Since commencing repurchases in December 1995, we have repurchased a total of 130.2 million shares under authorizations from our Board of Directors to repurchase an aggregate of 137.4 million shares.

---------------------------------- ------------------- -------------- ----------------------- -----------------------
                                                                         Total Number of        Maximum Number of
                                                                       Shares Purchased as         Shares that
                                      Total Number        Average        Part of Publicly      May Yet be Purchased
                                       of Shares        Price Paid      Announced Plans or      Under the Plans or
             Period                  Purchased (1)       per Share           Programs              Programs (2)
---------------------------------- ------------------- -------------- ----------------------- -----------------------
November 28, 2005 through
   January 1, 2006                         699,513          $38.33                    699,513          10,276,361
---------------------------------- ------------------- -------------- ----------------------- -----------------------
January 2, 2006 through
   January 29, 2006                                          39.88                  1,406,000           8,870,361
                                         1,406,000
---------------------------------- ------------------- -------------- ----------------------- -----------------------
January 30, 2006, through
   February 26, 2006                     1,624,295          $41.72                  1,624,295           7,246,066
---------------------------------- ------------------- -------------- ----------------------- -----------------------
             Total                       3,729,808          $40.39                  3,729,808           7,246,066
---------------------------------- ------------------- -------------- ----------------------- -----------------------

(1) All of the shares purchased during the quarter ended February 26, 2006 were purchased as part of our repurchase program, the authority for which was increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004, and announced publicly in a press release issued the same day. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.



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

          Exhibit 12 Computation of Ratio of Consolidated Earnings to Fixed Charges.

          Exhibit 31(a)   Certification of Chief Executive  Officer  pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31(b)   Certification of Chief Financial  Officer pursuant  to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32(a)   Certification of Chief Executive  Officer  pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32(b)   Certification of Chief Financial   Officer pursuan  to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DARDEN RESTAURANTS, INC.


Dated:   April 6, 2006              By: /s/ Paula J. Shives
                                    ------------------------------
                                        Paula J. Shives
                                        Senior Vice President,
                                        General Counsel and Secretary



Dated:   April 6, 2006              By: /s/ Linda J. Dimopoulos
                                    ------------------------------
                                        Linda J. Dimopoulos
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal financial officer)

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