Form 10-K
period 2006-05-28
DARDEN RESTAURANTS INC
filed 2006-07-28
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 28, 2006

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 1-13666

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5900 Lake Ellenor Drive, Orlando, Florida (Address of principal executive offices)	32809 (Zip Code)

Registrant’s telephone number, including area code: (407) 245-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, without par value and Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No ___

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X .

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer ____	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes___ No	X .

Aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $36.09 per share as reported on the New York Stock Exchange on November 27, 2005: $5,450,113,413.

Number of shares of Common Stock outstanding as of July 6, 2006: 146,101,752 (excluding 129,201,101 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 15, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after May 28, 2006, are incorporated by reference into Part III, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 28, 2006 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 28, 2006

PART I

Item 1. BUSINESS

Introduction

Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world,1 and served over 300 million meals during fiscal 2006. As of May 28, 2006, we operated 1,427 restaurants in the United States and Canada. In the United States, we operated 1,390 restaurants in 49 states (the exception being Alaska), including 651 Red Lobster®, 576 Olive Garden®, 32 Bahama Breeze®, 126 Smokey Bones Barbeque & Grill ® and five Seasons 52® restaurants. In Canada, we operated 37 restaurants, including 31 Red Lobster and six Olive Garden restaurants. We own and operate all of our restaurants in the United States and Canada, with no franchising. Of our 1,427 restaurants open on May 28, 2006, 850 were located on owned sites and 577 were located on leased sites. In Japan, as of May 28, 2006, we licensed 42 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and our other subsidiaries own the operating assets of the restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we”, “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

We have a 52/53 week fiscal year ending on the last Sunday in May. Our 2006 fiscal year, which ended on May 28, 2006, and our 2005 fiscal year, which ended on May 29, 2005, each had 52 weeks. Our 2004 fiscal year, which ended on May 30, 2004, had 53 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Background

We opened our first restaurant, a Red Lobster, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. We were acquired by General Mills, Inc. in 1970. In May 1995, we became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills’ stockholders.

The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2006 increased by three and 19, respectively, as compared to the end of fiscal 2005. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 682 restaurants in North America by the end of fiscal 2006. Olive Garden, an internally developed concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2006 had expanded to 582 restaurants in North America.

Bahama Breeze is an internally developed concept that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2006, there were 32 Bahama Breeze restaurants.

_____________________________

1Source: Nation’s Restaurant News, “Special Report: Top 100,” June 26, 2006 (based on U.S. revenues from company-owned restaurants).

                Smokey Bones is also an internally developed concept featuring barbeque and other grilled favorites served in an inviting mountain-lodge setting that features televised sports. The first restaurant was opened in fiscal 2000 in Orlando, Florida. At the end of fiscal 2006, there were 126 Smokey Bones restaurants.

In February 2003, we opened a new test restaurant in Orlando, Florida called Seasons 52. It is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. At the end of fiscal 2006, there were five Seasons 52 restaurants.

The table below shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.

Company-Operated Restaurants Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	Bahama Breeze	Smokey Bones	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)

1970	6					6	3.5
1971	24					24	9.1
1972	47					47	27.1
1973	70					70	48.0
1974	97					97	72.6
1975	137					137	108.5
1976	174					174	174.1
1977	210					210	229.2
1978	236					236	291.4
1979	244					244	337.5
1980	260					260	397.6
1981	291					291	528.4
1982	328					328	614.3
1983	360	1				361	718.5
1984	368	2				370	782.3
1985	372	4				376	842.2
1986	401	14				415	917.3
1987	433	52				485	1,097.7
1988	443	92				535	1,300.8
1989	490	145				635	1,621.5
1990	521	208				729	1,927.7
1991	568	272				840	2,212.3
1992	619	341				960	2,542.0
1993	638	400				1,038	2,737.0
1994	675	458				1,133	2,963.0
1995	715	477				1,192	3,163.3
1996	729	487	1			1,217	3,191.8
1997	703	477	2			1,182	3,171.8
1998	682	466	3			1,151	3,261.6
1999	669	464	6			1,139	3,432.4
2000	654	469	14	2		1,139	3,675.5
2001	661	477	21	9		1,168	3,992.4
2002	667	496	29	19		1,211	4,366.9
2003	673	524	34	39	1	1,271	4,655.0
2004	680	543	32	69	1	1,325	5,003.4
2005	679	563	32	104	3	1,381	5,278.1
2006	682	582	32	126	5	1,427	5,720.6

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

(3)

Emerging Issues Task Force Issue 00-14 “Accounting for Certain Sales Incentives” requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2006. Sales incentives for fiscal years prior to 1998 have not been reclassified.

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

While we are a leader in the casual dining segment, we know we cannot be successful without a clear sense of who we are. Our core purpose is “To nourish and delight everyone we serve.” This core purpose is supported by our core values:

•	Integrity and fairness;
•	Respect and caring;
•	Diversity;
•	Always learning/always teaching;
•	Being “of service”
•	Teamwork; and
•	Excellence.

Our mission is to be “The best in casual dining, now and for generations.” We believe we can achieve this goal by continuing to build on our historical strength as a multi-brand casual dining company, which is grounded in our commitment to combining the following areas:

•	A strong culture that inspires and engages our people with firmly held values, a clear mission, and a core purpose to nourish and delight everyone we serve;
•	Competitively superior leadership;
•	Brand management excellence;
•	Restaurant operating excellence; and
•	Restaurant support excellence.

Our strategic framework also includes two points that we believe separate us from our competition. We are committed to:

•	Being a multi-brand restaurant company that is bound together by common operating practices and a unifying culture which serves to make us stronger than the sum of our parts; and
•	Obtaining insights from our guests and employees to create powerful, broadly appealing brands and to develop successful people.

Restaurant Concepts

Red Lobster

Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner entrée prices range from $8.75 to $28.99, with certain lobster items available by the pound. Most lunch entrée prices range from $5.99 to $11.99. The price of each entrée includes salad, side items and our signature Cheddar Bay biscuits. During fiscal 2006, the average check per person was $17.00 to $18.00, with alcoholic beverages accounting for approximately 8.1 percent of Red Lobster’s sales. Red Lobster maintains approximately 108 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Olive Garden

Olive Garden is the market share leader among casual dining Italian restaurants in the United States. Olive Garden’s menu includes a variety of authentic Italian foods featuring fresh ingredients and an expanded wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino. Olive Garden is in the process of accelerating new restaurant growth through the introduction of two new prototypes in the fourth quarter of fiscal 2006, which are expected to deliver the same guest experience while reducing capital investment and improving operating efficiencies.

Most dinner entrée prices range from $7.95 to $19.50, and most lunch entrée prices range from $5.95 to $10.25. The price of each entrée also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2006, the average check per person was $14.00 to $15.00, with alcoholic beverages accounting for approximately 8.3 percent of Olive Garden’s sales. Olive Garden maintains approximately 42 different dinner menus and 36 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as 13 children’s menus.

Bahama Breeze

Bahama Breeze is a restaurant that brings guests the feeling of a Caribbean escape. It offers the food, drinks and atmosphere you would find in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. While the concept continued to be well received by guests, its financial performance did not meet our overall expectations. Bahama Breeze closed six restaurants and wrote down the carrying value of four others during the fourth quarter of fiscal 2004, reducing to 32 the total number of restaurants in operation, and postponed any new restaurant expansion.

Since fiscal 2004, Bahama Breeze has implemented a number of changes to become a more relevant brand for its guests, evolving its menu to make it more approachable yet still distinctive and improving the guest experience. Bahama Breeze will seek to deliver its strong potential by continuing to elevate the guest experience to be competitively superior and by improving restaurant-level returns through structural changes to its operations that remove costs and complexity that do not add value for its guests. Bahama Breeze’s focus now is to accelerate progress in these areas before returning to new restaurant growth.

Most dinner entrée prices at Bahama Breeze range from $9.00 to $22.00, and most lunch entrée prices range from $7.00 to $11.00. During fiscal 2006, the average check per person was $22.00 to $23.00, with alcoholic beverages accounting for approximately 24.3 percent of Bahama Breeze’s sales. Bahama Breeze maintains 11 different lunch and dinner menus to reflect geographic differences in consumer preferences, prices and selections, as well as a children’s menu.

Smokey Bones

Smokey Bones features barbequed pork, beef and chicken, as well as other grilled favorites, all served in a lively yet comfortable mountain-lodge setting that features televised sports. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. We opened 26 new Smokey Bones restaurants during fiscal 2006, and had 126 restaurants in operation at the end of the fiscal year. Softening of sales at Smokey Bones during fiscal 2006, however, led us to reevaluate our new restaurant opening strategy. During the third quarter of fiscal 2006, we recorded an impairment charge for five Smokey Bones restaurants, three of which were permanently closed. We have identified a new direction for Smokey Bones that eliminates the barbeque-centric parts of the brand that we believe are a barrier to greater occasion breadth and increased frequency. During fiscal 2007, we plan to focus on the new direction for the Smokey Bones brand to increase breadth of appeal and to test the new direction in several remodeled restaurants starting in the second quarter of fiscal 2007, while limiting its new restaurant openings to the five locations under construction at the end of fiscal 2006. Depending on test results, we may invest further in a significant repositioning of the Smokey Bones brand, which may include a change of the concept’s name.

Most Smokey Bones dinner entrée prices range from $9.29 to $15.99, and most lunch entrée prices range from $6.49 to $8.99. During fiscal 2006, the average check per person was $14.00 to $15.00, with alcoholic beverages accounting for approximately 10.3 percent of Smokey Bones’ sales. Smokey Bones maintains approximately 14 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a children’s menu.

Recent and Planned Growth

During fiscal 2006, we opened 60 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and closed 11 restaurants. In addition, we had three restaurants closed temporarily at the end of fiscal 2006, two of which we expect to reopen during fiscal 2007, and one we expect to reopen during fiscal 2008. This resulted in a net increase of 46 restaurants in fiscal 2006. We plan to open approximately 39-45 new Red Lobster, Olive Garden, Smokey Bones and Seasons 52 restaurants during fiscal 2007 (excluding relocations and rebuilds). Our actual and projected new openings by concept (excluding relocations and rebuilds) are shown below.

	Actual New Restaurant Openings Fiscal 2006	Projected New Restaurant Openings Fiscal 2007
Red Lobster	8	2-3
Olive Garden	24	30-35
Bahama Breeze	0	0
Smokey Bones	26	5
Seasons 52	2	2
Totals	60	39-45

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

We consider location to be a critical factor in determining a restaurant’s long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site’s visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition.

Constructing and opening a new restaurant typically takes approximately 180 days on average after permits are obtained and the site is acquired.

The following table illustrates the approximate average capital investment, size and dining capacity of the 11 Red Lobster, 24 Olive Garden and 26 Smokey Bones restaurants that were opened during fiscal 2006 (including relocations but excluding rebuilds, in-line spaces, and conversions of existing restaurants).

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,052,000	7,253	213	60
Olive Garden	$3,981,000	7,570	216	59
Smokey Bones	$3,663,000	6,893	210	49

(1) Estimated final cost includes net present value of leases and working capital credit, but excludes internal overhead.

(2) Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.

(3) Includes bar dining seats and patio seating, but excludes bar stools.

(4) Includes patio dining tables.

We systematically review the performance of our restaurants to ensure that each one meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve that restaurant’s performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing or conversion to one of our other concepts.

During fiscal 2006, we permanently closed four and relocated three Red Lobster restaurants, permanently closed three and relocated one Olive Garden restaurant, and permanently closed four Smokey Bones restaurants. During fiscal 2006, we also wrote down the carrying value of two Smokey Bones restaurants, which continued to operate. We continue to evaluate our site locations in order to minimize the risk of future asset impairment charges.

Restaurant Operations

We believe that high-quality restaurant management is critical to our long-term success. We also believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock options, restricted stock or stock units, help attract and retain highly motivated restaurant managers.

Our restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-180 hourly employees, most of whom work part-time. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards. At our three largest concepts, Red Lobster, Olive Garden and Smokey Bones, restaurant general managers report to directors. At Red Lobster and Olive Garden, each director was responsible for six to 11 restaurants at the end of fiscal 2006, which is our target range for each director at established concepts. At Smokey Bones, each director was responsible for four to seven restaurants at the end of fiscal 2006. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

Each concept’s vice president or director of training, together with senior operations executives, are responsible for developing and maintaining that concept’s operations training programs. These efforts include a 12 to 15-week training program for management trainees, and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

Quality Assurance

Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through “point source inspection” by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a “high risk” product is subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive HACCP food safety programs in place. Since 1976, we have required routine microbiological testing of seafood and other commodities for quality and microbiological safety. In addition, Darden Total Quality Managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The Total Quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.

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

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2006 we spent approximately 8 percent and 2.5 percent, respectively, of our purchasing dollars with those firms.

We continue to invest in new technologies to improve our purchasing and restaurant operations. We are in the process of implementing “iKitchen,” a web-based software system, at all of our restaurants. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories.

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

Employees

At the end of fiscal 2006, we employed approximately 157,300 persons. Of these employees, approximately 1,300 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 6,300 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 60 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 13 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. Several years ago, we implemented a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems. We also implemented a high-speed data network connecting all restaurants to all current and anticipated future applications. In the past year, we began the implementation of “DASH,” a next generation technology platform for our restaurant point of sale system. We expect to deploy the new platform, including new hardware and software, to all restaurant concepts over the next two years. We are also in the process of implementing “iKitchen,” a web-based software system designed to more efficiently handle restaurant product orders and other related matters, as discussed above under “Purchasing and Distribution.”

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

Competition

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, concept, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We expect intense competition to continue in all of these areas.

Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing,” “Information Technology” and “Risk Factors” elsewhere in this report.

Trademarks and Related Agreements

We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, Bahama Breeze®, Smokey Bones Barbeque & Grill® and Seasons 52® service marks, and other service marks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks will continue indefinitely.

Our only restaurant operations outside of North America are conducted through an Area Development and Franchise Agreement with Reins International, Inc. (“Reins”), an unaffiliated Japanese corporation. Reins operated 42 Red Lobster restaurants in Japan as of May 28, 2006. We do not have an ownership interest in Reins, but we receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2006 and 2005, our sales were highest in the spring and winter, followed by summer, and lowest in the fall. During fiscal 2004, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.

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

During fiscal 2006, approximately 8.9 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person, who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2006 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

                We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2006, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this report, including under the heading “Risk Factors,” and the documents incorporated by reference in this report. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

Executive Officers of the Registrant

Our executive officers as of July 29, 2006 are listed below.

Clarence Otis, Jr., age 50, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until April 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations and Treasurer from July 1997 to July 1998, and as Senior Vice President, Finance and Treasurer from July 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 50, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), including Vice President and General Manager for the Dixie consumer products unit.

Blaine Sweatt, III, age 58, has been our President, New Business Development since February 1996, Executive Vice President since April 1995, and a Director since 1995. He led teams that developed the Olive Garden, Bahama Breeze, Smokey Bones and Seasons 52 concepts, among others. He joined Red Lobster in 1976 and was named Director of New Restaurant Concept Development in 1981. From 1986 to 1989, he held various positions with General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company.

James (J.J.) Buettgen, age 46, has been our Senior Vice President and President of Smokey Bones Barbeque & Grill since November 2004. From August 2004 until assuming his current position he was our Senior Vice President and President-designate of Smokey Bones. From July 2003 until August 2004, he was President of Big

Bowl Asian Kitchen, a casual dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994, and served first as a director and then as Vice President of Marketing for Olive Garden from 1994 until 1998.

Laurie B. Burns, age 44, has been our Senior Vice President and President of Bahama Breeze since March 2003. She joined us in April 1999 as Vice President of Development for Red Lobster, and served as our Senior Vice President, Development from September 2000 until March 2003. She was a private real estate consultant from October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

Linda J. Dimopoulos, age 55, has been our Senior Vice President and Chief Financial Officer since December 2002. She joined us in 1982, and served as Senior Vice President, Financial Operations of Red Lobster from 1993 to July 1998, as our Senior Vice President, Corporate Controller and Business Information Systems from July 1998 to December 1999, and as our Senior Vice President, Chief Information Officer from December 1999 until assuming her current position in December 2002.

Kim A. Lopdrup, age 48, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Daniel M. Lyons, age 53, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company, an international marketer of food and beverage products, holding increasingly more responsible positions including Vice President Human Resources for the North American Breakfast Food Division.

Barry B. Moullet, age 48, has been our Senior Vice President, Supply Chain & Development since August 2003. He served as our Senior Vice President Purchasing, Distribution and Food Safety from June 1999 until August 2003. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, KFC Corporation and the Pillsbury Company.

David T. Pickens, age 51, has been our Senior Vice President and President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee, and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford Richmond, age 47, has been our Senior Vice President, Corporate Controller since August 2005. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analyst positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Paula J. Shives, age 55, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver’s Restaurants, Inc., a seafood restaurant company.

Richard J. Walsh, age 54, has been our Senior Vice President, Corporate Affairs since 1994. He joined General Mills, Inc., a manufacturer and marketer of consumer food products and our former parent company, in 1984 as Manager of Government Affairs for Red Lobster. He served as Vice President of Government and Community Relations for General Mills Restaurants, Inc. from 1987 until assuming his current position in December 1994.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The casual dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Certain economic and business factors specific to the restaurant industry and certain general economic factors that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts, and consumer spending patterns. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns, the price and availability of gasoline and the type, number and location of competing restaurants.

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

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. In addition, possible shortages or interruptions in the supply of food items caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages and increased employee turnover could also increase our labor costs. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

Increased advertising and marketing costs could adversely affect our results of operations.

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than that of our competitors, we could experience a material adverse effect on our results of operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

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

Litigation may adversely affect our business, financial condition and results of operations.

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

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Negative publicity may also result from actual or alleged violations by our restaurants of “dram shop” laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety could have a material adverse effect on our business.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our revenues and results of operations.

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

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Our growth through the opening of new restaurants and the development or acquisition of new dining concepts may not be successful and could result in poor financial performance.

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

Our plans to improve financial performance at Bahama Breeze and Smokey Bones and reposition the Smokey Bones brand may not be successful, which could require us to make substantial further investments in those concepts and result in further losses and impairments.

While each of our restaurant concepts, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our newer concepts such as Bahama Breeze and Smokey Bones. These concepts have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these concepts, and further investment is required in order to bring the financial performance of these concepts to acceptable levels. Until we have improved the financial performance of Bahama Breeze and Smokey Bones, further growth of those concepts has been postponed. While we have identified and continue to implement a number of structural changes to operations at Bahama Breeze, those changes may not be successful in improving guest experience and restaurant-level returns. At Smokey Bones, we believe we have identified significant barriers to greater occasion breadth and increased frequency that we must eliminate or reduce. Our plan to change the direction of Smokey Bones in order to address these issues has not yet been tested and may not be successful. If the test is not successful, we may incur further losses and impairment charges at that concept. Even if the test results are positive, we will need to make substantial additional investments in order to reposition the Smokey Bones brand, and the new brand will be subject to the risks and uncertainties that accompany any emerging restaurant concept.

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

As of May 28, 2006, we operated 1,427 restaurants (including 682 Red Lobster, 582 Olive Garden, 32 Bahama Breeze, 126 Smokey Bones and five Seasons 52 restaurants) in the following locations:

Alabama (23)	Iowa (14)	Nevada (12)	South Dakota (4)
Arizona (31)	Kansas (10)	New Hampshire (6)	Tennessee (35)
Arkansas (11)	Kentucky (18)	New Jersey (31)	Texas (118)
California (97)	Louisiana (13)	New Mexico (11)	Utah (13)
Colorado (26)	Maine (4)	New York (54)	Vermont (1)
Connecticut (9)	Maryland (24)	North Carolina (34)	Virginia (49)
Delaware (6)	Massachusetts (13)	North Dakota (4)	Washington (24)
Florida (150)	Michigan (52)	Ohio (88)	West Virginia (7)
Georgia (60)	Minnesota (24)	Oklahoma (19)	Wisconsin (20)
Hawaii (1)	Mississippi (9)	Oregon (12)	Wyoming (2)
Idaho (6)	Missouri (32)	Pennsylvania (73)	Canada (37)
Illinois (56)	Montana (2)	Rhode Island (3)
Indiana (47)	Nebraska (8)	South Carolina (24)

Of our 1,427 restaurants open on May 28, 2006, 850 were located on owned sites and 577 were located on leased sites. The 577 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	459
Ground and Building Leases	66
Space/In-Line/Other Leases	52
Total	577

During fiscal 1999, we formed two subsidiary corporations, each of which elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities of both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future.

Both REITs are non-public REITs. Through our subsidiary companies, we indirectly own 100 percent of all voting stock and greater than 99.5 percent of the total value of each REIT. For financial reporting purposes, both REITs are included in our consolidated financial statements.

Of the 15 buildings that make up our executive offices, culinary center, training facilities and supporting warehouses in Orange County (Orlando metro area), Florida, we currently own 10 and lease five. On June 20, 2006, we entered into an agreement to sell and lease back the 10 owned buildings. Subject to certain conditions, the sale is expected to close in August 2006. The initial term of the leases would be three years, with two one-year renewal options. We also have assembled several adjacent parcels of vacant land in Orange County, Florida, and have announced our intention to relocate our headquarters to this site. We expect it will take three or more years to design and build a new Restaurant Support Center campus, and no definitive timetable has as yet been established.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs, but we expect the new Restaurant Support Center campus to offer a more collaborative and unified environment with additional room for future growth. See also Note 4 “Land, Buildings and Equipment, Net” and Note 12 “Leases” under Notes to Consolidated Financial Statements in our 2006 Annual Report to Shareholders, incorporated herein by reference.

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In March 2002 and March 2003, two purported class action lawsuits were brought against us in the Superior Court of Orange County, California by three current and former hourly restaurant employees alleging violations of California labor laws with respect to providing meal and rest breaks. Although we continue to believe we provided the required meal and rest breaks to our employees, to avoid potentially costly and protracted litigation, we agreed during the second quarter of fiscal 2005 to settle both lawsuits and a similar case filed in Sacramento County, for approximately $9.5 million. Terms of the settlement did not include any admission of liability by us, and all settlement proceeds were paid as of the end of the third quarter of fiscal 2006.

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

Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we continue to believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in February 2006 to a tentative settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11 million to settle all five cases, of which $9 million was recognized during fiscal 2006 and is included in selling, general and administrative expenses. The tentative settlement will be documented in a full settlement agreement and must have court approval. We cannot predict when the settlement will be final but estimate preliminary court approval will occur in the first half of fiscal 2007, with final court approval and payment of the settlement proceeds no earlier than the second quarter of fiscal 2007.

On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. We have been cooperating with the staff, providing information and making some voluntary adjustments to the disclosure of dormancy fees that may be imposed on the cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act, which prohibits unfair or deceptive acts and practices. The staff asserts that we did not give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, are subject to a gradual reduction in value by a dormancy fee. The notice included a proposed consent order, and indicated that if negotiations based on the order were not successful within 30 days, the staff would recommend to the FTC Bureau Director that a complaint, a copy of which was enclosed, be filed in federal district court. The proposed consent order included, among other things for negotiation, an opening suggestion that we provide equitable monetary relief in the amount of $31,006,630, suspend the collection of dormancy fees on previously issued gift cards, and make certain disclosures relating to dormancy fees. We believe that our gift card marketing practices comply with applicable laws. We have not yet determined a course of action, but have continued to discuss the matter with the FTC staff.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of July 24, 2006, there were approximately 37,327 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2005 and 2006 contained in Note 19 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2006 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 28, 2006. Since commencing our repurchase program in December 1995, through May 28, 2006 we have repurchased a total of 132.5 million shares under authorizations from our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 27, 2006 through April 2, 2006	1,219,226	$41.18	1,219,226	6,026,826
April 3, 2006 through April 30, 2006	775,178	$39.74	775,178	5,251,648
May 1, 2006 through May 28, 2006	379,685	$37.53	379,685	4,871,963
Total	2,374,089	$40.13	2,374,089	4,871,963

(1)

All of the shares purchased during the quarter ended May 28, 2006 were purchased as part of our repurchase program, the authority for which was increased to an aggregate of 137.4 million shares by our Board of Directors on September 28, 2004 and announced publicly in a press release issued that same day. On June 16, 2006, our Board of Directors authorized an additional share repurchase authorization totaling 25 million shares, bringing the total shares authorized to be repurchased to 162.4 million shares. This additional authorization was announced publicly in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2)

Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares. The figures in this column do not include the additional 25 million shares that were authorized to be repurchased by our Board on June 16, 2006.

Item 6. SELECTED FINANCIAL DATA

The information for fiscal 2002 through 2006 contained in the Five-Year Financial Summary in our 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The text under the heading “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2006 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 28, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 28, 2006.

During the fiscal quarter ended May 28, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the attestation report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting in our 2006 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Who Are This Year’s Nominees?”, “What Board Committees Do You Have?” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

All of our employees are subject to our Code of Business Conduct and Ethics. Appendix A to the Code provides a special Code of Ethics with additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Senior Financial Officers”). Appendix B to the Code provides a Code of Business Conduct and Ethics for members of our Board of Directors. These documents are posted on our internet website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes for directors, executive officers or Senior Financial Officers on our website.

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

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “How Are Directors Compensated?” “Summary Compensation Table” “Option Grants In Last Fiscal Year” “Stock Option Exercises And Holdings” “Do Executive Officers Currently Participate In A Defined Benefit Retirement Plan?” “Do Executive Officers Currently Participate In Any Non-Qualified Deferred Compensation Plan?” “Do Executive Officers Have Any Change-In-Control Arrangements?” “Do Any Of The Executive Officers Have Employment Agreements?” and “Compensation Committee Interlocks And Insider Participation” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference. The information appearing in the Proxy Statement under the heading “Compensation Committee Report” (except under the heading “Compensation Committee Interlocks And Insider Participation”) is not incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “What Shares May Be Issued Under Our Equity Compensation Plans?,” “Security Ownership Of Principal Shareholders” and “Security Ownership Of Management” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled “Are There Any Relationships Or Related Transactions Between Us And Our Management?” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees And Services” in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004.

Consolidated Balance Sheets at May 28, 2006 and May 29, 2005.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004.

Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2006, May 29, 2005 and May 30, 2004.

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

Dated: July 27, 2006	DARDEN RESTAURANTS, INC.
By: /s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 27, 2006
Clarence Otis, Jr.

/s/ Linda J. Dimopoulos	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 27, 2006
Linda J. Dimopoulos

/s/ Leonard L. Berry*	Director
Leonard L. Berry

/s/ Odie C. Donald*	Director
Odie C. Donald

/s/ David H. Hughes*	Director
David H. Hughes

/s/ Charles A. Ledsinger, Jr.*	Director
Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr.*	Director
William M. Lewis, Jr.

/s/ Andrew H. Madsen*	Director
Andrew H. Madsen

/s/ Cornelius McGillicuddy, III* **	Director
Cornelius McGillicuddy, III

/s/ Michael D. Rose*	Director
Michael D. Rose

/s/ Maria A. Sastre*	Director
Maria A. Sastre

/s/ Jack A. Smith*	Director
Jack A. Smith

/s/ Blaine Sweatt, III*	Director
Blaine Sweatt, III

/s/ Rita P. Wilson*	Director
Rita P. Wilson

*By:	/s/ Paula J. Shives
Paula J. Shives, Attorney-In-Fact July 27, 2006

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit
Number	Title

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

3(b)	Bylaws as amended July 21, 2003 (incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

4(a)

Rights Agreement dated as of May 16, 2005 between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4(b)

Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on June 5, 2006).

4(c)

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

* 10(b)	Darden Restaurants, Inc. FlexComp Plan as amended December 4, 2003.

.

* 10(c)

Darden Restaurants, Inc. Stock Option and Long-Term Incentive Conversion Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Annual Report on Form 10-K for the fiscal year ended May 26, 1996).

* 10(d)	Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the year ended May 29, 2005).

* 10(e)	Executive Health Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(e) to our Registration Statement on Form 10 effective May 5, 1995).

* 10(f)	Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(g)

Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

* 10(h)

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

* 10(m)

Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

10(n)

Credit Agreement dated as of August 16, 2005, among Darden Restaurants, Inc. and the certain banks named therein, Bank of America, N.A. as syndication agent, SunTrust Bank as syndication agent, Wells Fargo Bank, N.A. as documentation agent, and Wachovia Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed August 18, 2005).

*10(o)	Darden Restaurants, Inc. Director Compensation Program, effective as of October 1, 2005 (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed December 15, 2005).

*10(p)

Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to our Current Report on Form 8-K filed June 20, 2006).

*10(q)

Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(b) to our Current Report on Form 8-K filed June 20, 2006).

*10(r)

Form of Restricted Stock Units Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(c) to our Current Report on Form 8-K filed June 20, 2006).

*10(s)

Form of Restricted Stock Units Award Agreement (Canada) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(d) to our Current Report on Form 8-K filed June 20, 2006).

*10(t)

Form of Darden Stock Units Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(e) to our Current Report on Form 8-K filed June 20, 2006).

*10(u)

Form of Darden Stock Units Award Agreement (Canada) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(f) to our Current Report on Form 8-K filed June 20, 2006).

*10(v)

Darden Restaurants, Inc. Performance Criteria for Annual Cash Bonus under the Management and Professional Incentive Plan for fiscal 2007 (incorporated herein by reference to Exhibit 10(k) to our Current Report on Form 8-K filed June 20, 2006).

*10(w)

Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(g) to our Current Report on Form 8-K filed June 20, 2006).

*10(x)	Form of Special Project Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10(y)

Special Project Incentive Program – C5 agreement dated August 16, 2002 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(h) to our Current Report on Form 8-K filed June 20, 2006).

*10(z)

Special Project Incentive Program – C5 agreement, as amended, dated June 16, 2006 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(i) to our Current Report on Form 8-K filed June 20, 2006).

*10(aa)

Special Project Incentive Program – Seasons 52 agreement dated June 16, 2002 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(j) to our Current Report on Form 8-K filed June 20, 2006).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2006 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.