Form 10-Q
period 2006-08-27
DARDEN RESTAURANTS INC
filed 2006-10-04
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............................. to ............................

1-13666

Commission File Number

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Lake Ellenor Drive,
Orlando, Florida	32809
(Address of principal executive offices)	(Zip Code)

407-245-4000

(Registrant’s telephone number, including area code)

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

[ X ]Yes	[	]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[ X ]Large accelerated filer	[	]Accelerated filer	[	]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[	]Yes	[ X ]No

Number of shares of common stock outstanding as of September 29, 2006: 146,825,829 (excluding 129,994,059 shares held in our treasury).

DARDEN RESTAURANTS, INC.

TABLE OF CONTENTS

Page

Part I -	Financial Information

Item 1.	Financial Statements (Unaudited)	3

Consolidated Statements of Earnings	3

Consolidated Balance Sheets	4

Consolidated Statements of Changes in Stockholders’ Equity and
Accumulated Other Comprehensive Income (Loss)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II -	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signatures	26

Index to Exhibits	27

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

Quarter Ended

	August 27, 2006	August 28, 2005

Sales	$1,455,874	$1,409,167
Costs and expenses:
Cost of sales:
Food and beverage	417,554	419,195
Restaurant labor	470,094	449,159
Restaurant expenses	223,676	214,694
Total cost of sales, excluding restaurant depreciation and amortization of $52,647 and $50,420, respectively	$1,111,324	$1,083,048
Selling, general and administrative	142,311	132,972
Depreciation and amortization	56,744	54,138
Interest, net	10,268	10,948
Asset impairment, net	4,650	63
Total costs and expenses	$1,325,297	$1,281,169

Earnings before income taxes	130,577	127,998
Income taxes	(42,034)	(42,484)

Net earnings	$ 88,543	$ 85,514

Net earnings per share:
Basic	$ 0.61	$ 0.56
Diluted	$ 0.59	$ 0.53

Average number of common shares outstanding:
Basic	144,900	153,300
Diluted	150,300	160,400

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 27, 2006	May 28, 2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 45,551	$ 42,334
Receivables, net	61,838	37,111
Inventories, net	208,653	198,723
Prepaid expenses and other current assets	38,371	29,889
Deferred income taxes	71,887	69,550
Total current assets	$ 426,300	$ 377,607
Land, buildings and equipment, net	2,449,324	2,446,035
Other assets	184,551	186,528

Total assets	$3,060,175	$3,010,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 195,709	$ 213,239
Short-term debt	80,000	44,000
Accrued payroll	94,933	123,176
Accrued income taxes	96,868	64,792
Other accrued taxes	49,238	46,853
Unearned revenues	86,048	100,761
Current portion of long-term debt	149,966	149,948
Other current liabilities	283,768	283,309
Total current liabilities	$1,036,530	$1,026,078
Long-term debt, less current portion	493,855	494,653
Deferred income taxes	86,704	90,573
Deferred rent	136,989	138,530
Other liabilities	41,503	30,573
Total liabilities	$1,795,581	$1,780,407

Stockholders’ equity:
Common stock and surplus	$1,813,267	$1,806,367
Retained earnings	1,773,285	1,684,742
Treasury stock	(2,293,524)	(2,211,222)
Accumulated other comprehensive income (loss)	(4,968)	(5,570)
Unearned compensation	(23,123)	(44,186)
Officer notes receivable	(343)	(368)
Total stockholders’ equity	$1,264,594	$1,229,763

Total liabilities and stockholders’ equity	$3,060,175	$3,010,170

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the quarters ended August 27, 2006 and August 28, 2005

(In thousands)

(Unaudited)

	Common			Accumulated
	Stock			Other		Officer	Total
	and	Retained	Treasury	Comprehensive	Unearned	Notes	Stockholders’
	Surplus	Earnings	Stock	Income (Loss)	Compensation	Receivable	Equity

Balance at May 28, 2006	$1,806,367	$1,684,742	$(2,211,222)	$ (5,570)	$(44,186)	$ (368)	$1,229,763
Comprehensive income:
Net earnings	--	88,543	--	--	--	--	88,543
Other comprehensive income (loss):
Foreign currency adjustment	--	--	--	(73)	--	--	(73)
Change in fair value of derivatives, net of tax of $779	--	--	--	675	--	--	675
Total comprehensive income							89,145
Stock option exercises (779 shares)	8,265	--	615	--	--	--	8,880
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)	(20,190)	--	--	--	20,190	--	--
Stock-based compensation	8,545	--	--	--	--	--	8,545
ESOP note receivable repayments	--	--	--	--	860	--	860
Income tax benefits credited to equity	9,035	--	--	--	--	--	9,035
Purchases of common stock for treasury (2,304 shares)	--	--	(83,178)	--	--	--	(83,178)
Issuance of treasury stock under Employee Stock Purchase and other plans (45 shares)	1,245	--	261	--	--	--	1,506
Other	--	--	--	--	13	25	38
Balance at August 27, 2006	$1,813,267	$1,773,285	$(2,293,524)	$ (4,968)	$(23,123)	$ (343)	$1,264,594

	Common			Accumulated
	Stock			Other		Officer	Total
	And	Retained	Treasury	Comprehensive	Unearned	Notes	Stockholders’
	Surplus	Earnings	Stock	Income (Loss)	Compensation	Receivable	Equity

Balance at May 29, 2005	$1,703,336	$1,405,754	$(1,784,835)	$ (8,876)	$(41,685)	$ (675)	$1,273,019
Comprehensive income:
Net earnings	--	85,514	--	--	--	--	85,514
Other comprehensive income (loss):
Foreign currency adjustment	--	--	--	1,752	--	--	1,752
Change in fair value of derivatives, net of tax of $2,437	--	--	--	3,365	--	--	3,365
Total comprehensive income							90,631
Stock option exercises (1,173 shares)	16,434	--	1,110	--	--	--	17,544
Issuance of restricted stock (391 shares), net of forfeiture adjustments	12,979	--	--	--	(12,979)	--	--
Stock-based compensation	--	--	--	--	1,324	--	1,324
ESOP note receivable repayments	--	--	--	--	988	--	988
Income tax benefits credited to equity	9,292	--	--	--	--	--	9,292
Purchases of common stock for treasury (4,054 shares)	--	--	(133,138)	--	--	--	(133,138)
Issuance of treasury stock under Employee Stock Purchase and other plans (58 shares)	1,211	--	394	--	--	--	1,605
Other	--	--	--	--	6	103	109
Balance at August 28, 2005	$1,743,252	$1,491,268	$(1,916,469)	$ (3,759)	$(52,346)	$ (572)	$1,261,374

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

         Quarter Ended

	August 27, 2006	August 28, 2005

Cash flows-operating activities
Net earnings	$ 88,543	$ 85,514
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	56,744	54,138
Asset impairment charges, net	4,650	63
Amortization of loan costs	443	892
Stock-based compensation expense	8,851	2,146
Change in current assets and liabilities	(34,231)	54,893
Contribution to postretirement plan	(185)	(124)
Loss on disposal of land, buildings and equipment	795	622
Change in cash surrender value of trust owned life insurance	(42)	(1,176)
Deferred income taxes	(6,985)	(9,780)
Change in deferred rent ............................................	(4,958)	2,255
Change in other liabilities ..........................................	(1,831)	298
Income tax benefits credited to equity............................	--	9,292
Other, net	1,659	5,974
Net cash provided by operating activities	$ 113,453	$ 205,007

Cash flows-investing activities
Purchases of land, buildings and equipment	(95,569)	(81,101)
Increase in other assets	(236)	(2,576)
Proceeds from disposal of land, buildings and equipment	13,337	--
Purchases of short term investments	--	(100,000)
Net cash used in investing activities	$ (82,468)	$ (183,677)

Cash flows-financing activities
Proceeds from issuance of common stock	10,375	19,059
Purchases of treasury stock	(83,178)	(133,138)
Income tax benefits credited to equity	9,035	--
Proceeds from issuance of short-term debt	36,000	--
Proceeds from issuance of long-term debt	--	294,669
ESOP note receivable repayment	860	988
Repayment of long-term debt	(860)	(988)
Net cash (used in) provided by financing activities	$ (27,768)	$ 180,590

Increase in cash and cash equivalents	3,217	201,920
Cash and cash equivalents - beginning of period	42,334	42,801

Cash and cash equivalents - end of period	$ 45,551	$ 244,721

Cash flow from changes in current assets and liabilities
Receivables	8,255	(3,559)
Inventories	(9,930)	9,727
Prepaid expenses and other current assets	(8,044)	(7,070)
Accounts payable	(17,530)	37,794
Accrued payroll	(28,243)	(15,297)
Accrued income taxes	32,076	38,368
Other accrued taxes	2,385	3,300
Unearned revenues	(14,713)	(11,911)
Other current liabilities	1,513	3,541
Change in current assets and liabilities	$ (34,231)	$ 54,893

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

Note 1.	Background

Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, Bahama Breeze®, Smokey Bones Barbeque & Grill® and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 27, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

Certain amounts in prior periods’ consolidated financial statements presented herein have been reclassified to conform to the current quarter consolidated financial statement presentation.

Note 2. Consolidated Statements of Cash Flows

During the quarters ended August 27, 2006 and August 28, 2005, we paid $11,592 and $7,617, respectively, for interest (net of amounts capitalized) and $8,630 and $4,069, respectively, for income taxes. Interest income of $76 and $864 associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarters ended August 27, 2006 and August 28, 2005, respectively.

Note 3. Stock-Based Compensation

Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Previously, SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged, but did not require, that stock-based compensation be recognized as an expense in companies’ financial statements. Accordingly, we elected to account for our stock-based compensation plans under an intrinsic value method that required compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeded the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock on the date of grant. Accordingly, prior to the adoption of SFAS No. 123(R), no compensation expense had been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. Due to the adoption of SFAS No. 123(R), for the quarter ended August 27, 2006 we recognized $4,731 ($2,924, net of tax of $1,807) in stock-based compensation expense related to stock options and benefits granted under our Employee Stock Purchase Plan, discussed below, which reduced our diluted net earnings per share by $0.02.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows are not impacted by the adoption of SFAS No. 123(R) and remain unchanged from what would have been reported under prior accounting standards, net operating cash flows were reduced by $9,035 and net financing cash flows were increased by $9,035 during the quarter ended August 27, 2006.

We adopted SFAS No. 123(R) according to the modified prospective transition method and will use the Black-Scholes option pricing model to estimate the fair value of awards. The modified prospective transition method recognizes compensation expense over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards granted prior to the effective date of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) will not be restated.

Had we determined compensation expense for our stock options for the quarter ended August 28, 2005 based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

Quarter Ended
August 28, 2005

Net earnings, as reported	$ 85,514
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	876
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,406)
Pro forma net earnings	$ 80,984
Basic net earnings per share
As reported	$ 0.56
Pro forma	$ 0.53
Diluted net earnings per share
As reported	$ 0.53
Pro forma	$ 0.50

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of August 27, 2006 upon adoption of SFAS No. 123(R) and as of August 28, 2005 for purposes of pro-forma disclosure in connection with the provisions of SFAS No. 123, were as follows:

Stock Options
Granted during Quarter Ended
	August 27, 2006	August 28, 2005
Weighted-average fair value	$13.72	$10.61
Risk-free interest rate	5.08%	3.91%
Expected volatility of stock	34.5%	30.0%
Dividend yield	1.30%	1.20%
Expected option life	6.4 years	6.0 years

We maintain one active stock option and stock grant plan under which new awards may still be issued: the 2002 Stock Incentive Plan (2002 Plan). We also have three other stock option and stock grant plans under which we no longer can grant new awards, although awards outstanding under the plans may still vest and be exercised in accordance with their terms: the Stock Plan for Directors (Director Stock Plan), the Stock Option and Long-Term Incentive Plan of 1995 (1995 Plan) and the Restaurant Management and Employee Stock Plan of 2000 (2000 Plan). All of the plans are administered by the Compensation Committee of the Board of Directors. The 2002 Plan

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

provides for the issuance of up to 9,550 common shares in connection with the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), stock awards and other stock-based awards to key employees and non-employee directors. The Director Stock Plan provided for the issuance of up to 375 common shares out of our treasury in connection with the granting of non-qualified stock options, restricted stock and RSUs to non-employee directors. No new awards could be granted under the Director Stock Plan after September 30, 2005. The 1995 Plan provided for the issuance of up to 33,300 common shares in connection with the granting of non-qualified stock options, restricted stock or RSUs to key employees. The 2000 Plan provided for the issuance of up to 5,400 shares of common stock out of our treasury as non-qualified stock options, restricted stock or RSUs. As noted above, no new awards may be made under the Director Stock Plan, the 1995 Plan or the 2000 Plan, although awards outstanding under those plans may still vest and be exercised in accordance with their terms. Under all of the plans, stock options are granted at a price equal to the fair value of the shares at the date of grant, for terms not exceeding ten years and have various vesting periods at the discretion of the Compensation Committee. Outstanding options generally vest over one to four years. Restricted stock and RSUs granted under the 1995, 2000 and 2002 Plans generally vest over periods ranging from three to five years and no sooner than one year from the date of grant. The restricted period for certain grants may be accelerated based on performance goals established by the Compensation Committee.

On June 16, 2006, the Board of Directors adopted amendments to the 2002 Plan, which were approved by the Company’s shareholders at the September 2006 annual meeting of shareholders. The amendments, among other things: (a) increased the maximum number of shares that are authorized for issuance under the 2002 Plan from 8,550 to 9,550; (b) implemented a “fungible share pool” approach to manage authorized shares in order to improve the flexibility of awards going forward, and eliminated the limits on the number of restricted stock and RSU awards and the number of awards to non-employee directors; and (c) provided that, in determining the number of shares available for grant, a formula will be applied such that all future awards other than stock options and stock appreciation rights will be counted as double the number of shares covered by such award.

We also maintained the Compensation Plan for Non-Employee Directors. This plan provided that non-employee directors could elect to receive their annual retainer and meeting fees in any combination of cash, deferred cash or our common shares and authorized the issuance of up to 106 common shares out of our treasury for this purpose. The common shares were issued under the plan at a value equal to the market price in consideration of foregone retainer and meeting fees. No new awards could be made under the Compensation Plan for Non-Employee Directors after September 30, 2005.

On December 15, 2005, the Board of Directors approved the Director Compensation Program, effective as of October 1, 2005, which replaced the Director Stock Plan and the Compensation Plan for Non-Employee Directors. The Director Compensation Program provides for payments to non-employee directors of: (a) an annual retainer and meeting fees for regular or special Board meetings and committee meetings; (b) an initial award of non-qualified stock options to purchase 12.5 shares of common stock upon becoming a director of the Company for the first time; (c) an additional award of non-qualified stock options to purchase three shares of common stock annually upon election or re-election to the Board; and (d) an annual award of common stock with a fair market value of $100 on the date of grant. Directors may elect to have their cash compensation paid in any combination of current or deferred cash, common stock or salary replacement options. Deferred cash compensation may be invested on a tax-deferred basis in the same manner as deferrals under the Company’s non-qualified deferred compensation plan. Directors may elect to have their annual stock award paid in the form of common stock or cash, or a combination thereof, or deferred. All stock options and other stock or stock-based awards that are part of the compensation paid or deferred pursuant to the Director Compensation Program are awarded under the 2002 Plan.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

The following table presents a summary of the Company’s stock option activity as of and for the quarter ended August 27, 2006:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	18,228	$ 19.15
Options granted	1,528	35.76
Options exercised	(779)	11.40
Options cancelled	(78)	25.37
Outstanding end of period	18,899	$ 20.78	6.03	262,129
Exercisable	12,815	$ 16.92	4.76	227,213
Fully vested, non-exercisable	7	$ 39.27	9.36	(32)

During the quarter ended August 27, 2006, we recognized $4,474 ($2,766 net of tax of $1,708) in stock-based compensation expense related to stock options. The total intrinsic value of options exercised during the quarters ended August 27, 2006 and August 28, 2005 was $20,183 and $21,501, respectively. Cash received from option exercises during the quarters ended August 27, 2006 and August 28, 2005 was $10,375 and $19,059, respectively.

As of August 27, 2006, there was $39,644 of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of stock options that vested during the quarter ended August 27, 2006 was $16,386.

Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant. Restrictions lapse with regard to restricted stock, and RSUs are settled in shares, at the end of their vesting periods, which is generally four years. For the quarter ended August 27, 2006 we recognized $1,666 ($1,030, net of tax of $636) in stock-based compensation expense related to restricted stock and RSUs. The following table presents a summary of the Company’s restricted stock and RSU activity as of and for the quarter ended August 27, 2006:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	1,398	$ 25.06
Shares granted	82	35.78
Shares vested	(224)	23.59
Shares cancelled	(18)	33.64
Outstanding end of period	1,238	$ 25.92

As of August 27, 2006, there was $20,709 of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of restricted stock and RSUs that vested during the quarter ended August 27, 2006 was $5,294.

Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and generally will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the quarter ended August 27, 2006 we recognized $296 ($183, net of tax of $113) in stock-based compensation expense related to Darden stock units.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

The following table presents a summary of the Company’s Darden stock unit activity as of and during the quarter ended August 27, 2006:

	Units	Weighted-Average Fair Value Per Share
Outstanding beginning of period	675	$ 36.51
Units granted	348	34.74
Units vested	--	--
Units cancelled	(18)	35.67
Outstanding end of period	1,005	$ 34.65

As of August 27, 2006, there was $19,096 of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 3.9 years.

During the quarter ended August 27, 2006, we issued 290 performance stock units with a fair value on the date of grant of $35.81 per share that will be settled in shares of the Company’s stock upon vesting. The performance stock units vest over a period of five years following the date of grant, and the annual vesting target for each fiscal year is 20 percent of the total number of units covered by the award. The number of units that actually vests each year will be determined based on the achievement of the company performance criteria set forth in the award agreement and may range from zero to 150 percent of the annual target. Holders will receive one share of common stock for each performance stock unit that vests. During the quarter ended August 27, 2006, we recognized $2,148 ($1,328 net of tax of $820) of expense related to the vesting of performance stock units. As of August 27, 2006, there was $7,465 of unrecognized compensation cost related to unvested performance stock units granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 4.8 years.

We maintain the Darden Restaurants, Inc. Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own five percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5 per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 3,600 shares are available for purchase by employees at a purchase price that is 85 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. During the quarter ended August 27, 2006, we recorded $257 ($159 net of tax) of expense related to the plan.

Note 4. Provision for Impaired Assets

During the quarters ended August 27, 2006 and August 28, 2005, we recorded charges of $1,628 and $73, respectively, for long-lived asset impairments resulting from the decision to close, relocate or rebuild certain restaurants. During the quarter ended August 27, 2006, we also recorded charges of $3,078 for the write-down of carrying value of two Smokey Bones restaurants, which we continue to operate. These impairments were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarters ended August 27, 2006 and August 28, 2005, we also recorded gains of $56 and $10, respectively, related to the sale of previously impaired assets.

Note 5. Long-Term Debt

On July 29, 2005, we filed a registration statement with the SEC to register an additional $475,000 of debt securities using a shelf registration process as well as to carry forward the $125,000 of debt securities available under our prior registration statement filed in July 2000. This registration statement became effective on August 5, 2005, and allows us to offer up to $600,000 of our debt securities from time to time. On August 12, 2005, we issued $150,000 of unsecured 4.875 percent senior notes due in August 2010 and $150,000 of unsecured 6.000 percent senior notes due in August 2035 under the registration statement. Discount and issuance costs, which were $2,430 and $2,901, respectively, are being amortized over the terms of the senior notes using the straight-line method, the

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

results of which approximate those of the effective interest rate method. The proceeds from the issuance of the senior notes were used to repay at maturity our outstanding $150,000 of 8.375 percent senior notes on September 15, 2005 and our outstanding $150,000 of 6.375 percent notes on February 1, 2006. Following the issuance of these senior notes, $300,000 of capacity remains available for the issuance of additional unsecured debt securities under our shelf registration statement.

We also maintain a credit facility under a Credit Agreement dated August 16, 2005 with a consortium of banks under which we can borrow up to $500,000. As part of the Credit Agreement, we may request issuance of up to $100,000 in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The Credit Agreement supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Credit Agreement are unsecured. As of August 27, 2006 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of August 27, 2006, there was $80,000 of commercial paper and no letters of credit outstanding, which were backed by this facility. As of August 27, 2006, we were in compliance with all covenants under the Credit Agreement.

Note 6.	Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 3,224 and 2 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 27, 2006 and August 28, 2005, respectively, because the effect would have been antidilutive.

Note 7.	Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162,400 shares in accordance with applicable securities regulations, we repurchased 2,304 shares of our common stock for $83,178 during the quarter ended August 27, 2006, resulting in a cumulative repurchase of 134,832 shares as of August 27, 2006.

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

Defined Benefit Plans	Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Service cost	$ 1,486	$ 1,300	$ 169	$ 181
Interest cost	2,252	2,016	252	233
Expected return on plan assets	(3,426)	(3,270)	--	--
Amortization of unrecognized prior service cost	27	21	--	--
Recognized net actuarial loss	1,394	1,374	59	49
Net periodic benefit cost	$ 1,733	$ 1,441	$ 480	$ 463

Note 9. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 27, 2006 and May 28, 2006, we had $75,039 and $77,181, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 27, 2006 and

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

May 28, 2006, we also had $11,426 and $12,625, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

As of August 27, 2006 and May 28, 2006, we had $1,144 and $1,269, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments, discounted at our pre-tax cost of capital, at August 27, 2006 and May 28, 2006 amounted to $923 and $1,022, respectively. We have not accrued for the guarantees, as we believe the likelihood of the third parties defaulting on the assignment agreements is less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to pursue and recover from the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent the assignment allows us to repossess the building and personal property. The guarantees expire over their respective lease terms, which range from fiscal 2007 through fiscal 2012.

We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry and can also involve infringement of, or challenges to, our trademarks. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity. The following is a brief description of the more significant of these matters. In view of the inherent uncertainties of litigation, the outcome of any unresolved matters described below cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In August 2003, three former employees in Washington filed a purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a tentative settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11,000 to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at August 27, 2006. A settlement agreement has been signed by the parties and will be submitted to the court for approval. We cannot predict when the settlement will be final, but estimate preliminary court approval will occur in the first half of fiscal 2007, with final court approval and payment of the settlement proceeds no earlier than the second quarter of fiscal 2007.

On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. We have been cooperating with the staff, providing information and making some voluntary adjustments to the disclosure of dormancy fees that may be imposed on the cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act, which prohibits unfair or deceptive acts and practices. The staff asserts that we did not give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, are subject to a gradual reduction in value by a dormancy fee. The notice included a proposed consent order, and indicated that if negotiations based on the order were not successful within 30 days, the staff would recommend to the FTC Bureau Director that a

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(All amounts in thousands, except per share data)

complaint, a copy of which was enclosed, be filed in federal district court. The proposed consent order included, among other things for negotiation, an opening suggestion that we provide equitable monetary relief in the amount of $31,006, suspend the collection of dormancy fees on previously issued gift cards, and make certain disclosures relating to dormancy fees. We believe that our gift card marketing practices comply with applicable laws. We have not yet determined a course of action, but have continued to discuss the matter with the FTC staff, and have not been advised as to whether the FTC staff will recommend that a complaint be filed against us.

Note 10. Future Application of Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7,014 and ($17,690) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders’ equity by $34,506, on an after-tax basis.

Note 11. Sale Leaseback of the Restaurant Support Center

On August 24, 2006, we completed the sale and leaseback of our Restaurant Support Center (RSC) for $45,250, $32,615 of which is recorded in accounts receivable in the accompanying unaudited consolidated balance sheet as of August 27, 2006 as the cash was not received by the Company until the first day of the second quarter of fiscal 2007.  The RSC houses all of our executive offices, shared service functions and concept administrative personnel. The transaction was completed in anticipation of moving the RSC to a new facility in approximately four years. As a result of the sale and subsequent leaseback of the entire facility, we recorded a $15,180 deferred gain, which will be recognized over the four-year leaseback period on a straight line basis.

Note 12. Subsequent Events

On September 14, 2006, the Board of Directors declared a cash dividend of twenty-three cents per share to be paid on November 1, 2006 to all shareholders of record as of the close of business on October 10, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward-looking statements, which should be read in conjunction with “Forward-Looking Statements” below. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 27, 2006 and August 28, 2005.

Quarter Ended
	August 27, 2006	August 28, 2005

Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.7	29.8
Restaurant labor	32.3	31.9
Restaurant expenses	15.4	15.2
Total cost of sales, excluding restaurant depreciation and amortization of 3.6% and 3.6%, respectively....................	76.4%	76.9%
Selling, general and administrative	9.7	9.4
Depreciation and amortization	3.9	3.8
Interest, net	0.7	0.8
Asset impairment, net	0.3	0.0
Total costs and expenses	91.0%	90.9%

Earnings before income taxes	9.0	9.1
Income taxes	(2.9)	(3.0)

Net earnings	6.1%	6.1%

OVERVIEW OF OPERATIONS

Our sales were $1.46 billion for the first quarter of fiscal 2007 compared to $1.41 billion for the first quarter of fiscal 2006, a 3.3 percent increase. The increase was primarily driven by increased U.S. same-restaurant sales at Olive Garden and Bahama Breeze and a net increase of 39 company-owned restaurants since the first quarter of fiscal 2006. For the first quarter of fiscal 2007, our net earnings were $89 million compared to $86 million for the first quarter of fiscal 2006, a 3.5 percent increase, and our diluted net earnings per share were $0.59 compared to $0.53 for the first quarter of fiscal 2006, an 11.3 percent increase.

Olive Garden reported its 48th consecutive quarter of U.S. same-restaurant sales growth during the first quarter of fiscal 2007 with a 2.9 percent increase. Olive Garden continues to focus on maintaining its current level of operating performance while establishing a foundation for accelerated new restaurant growth. Red Lobster’s U.S. same-restaurant sales for the first quarter of fiscal 2007 decreased 2.1 percent although same-restaurant sales trended towards positive during the quarter and the company received record level guest satisfaction survey scores. Bahama Breeze’s same-restaurant sales increased 1.2 percent and its operating profit improved as it continued to focus on reducing unnecessary expenses and improving the guest experience. Smokey Bones same-restaurant sales decreased 8.6 percent in the first quarter of fiscal 2007 and is progressing with a plan to test a meaningful repositioning of the brand to increase breadth of appeal. During the first quarter of fiscal 2007, we recorded an impairment charge of $4 million for three Smokey Bones restaurants, two of which we continue to operate.

Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS No. 123(R) using the modified prospective transition method and will use the Black-Scholes option pricing model to estimate the fair value of awards granted. The modified prospective transition method recognizes compensation expense over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards issued prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) will not be restated.

We recognized total stock-based compensation of $9 million and $2 million for the quarters ended August 27, 2006 and August 28, 2005, respectively. The increase in total stock-based compensation was primarily due to $5 million in incremental stock-based compensation expense during the quarter ended August 27, 2006 due to the adoption of SFAS No. 123(R) related to stock options and benefits granted under our Employee Stock Purchase Plan. In addition, we recognized $2 million in incremental expense related to restricted stock awards, which has always been required to be recognized as a component of net earnings.

On August 24, 2006, we completed the sale and leaseback of our Restaurant Support Center (RSC) for $45 million, $33 million of which remained in accounts receivable as of August 27, 2006.  The RSC houses all of our executive offices, shared service functions and concept administrative personnel. The transaction was completed in anticipation of moving the RSC to a new facility in approximately four years. As a result of the sale and subsequent leaseback of the entire facility, we recorded a $15 million deferred gain, which will be recognized over the four-year leaseback period on a straight line basis.

SALES

Sales were $1.46 billion and $1.41 billion for the quarters ended August 27, 2006 and August 28, 2005, respectively. The 3.3 percent increase in sales for the first quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Bahama Breeze and a net increase of 39 company-owned restaurants since the first quarter of fiscal 2006. Olive Garden’s sales of $684 million were 6.3 percent above last year’s first quarter, driven primarily by a 2.9 percent increase in U.S. same-restaurant sales and its 18 net new restaurants in operation compared to last year’s first quarter. Olive Garden achieved its 48th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 1.7 percent increase in same-restaurant guest counts and a 1.2 percent increase in average check. Red Lobster sales of $630 million decreased 0.7 percent compared to last year’s first quarter, which resulted primarily from a 2.1 percent decrease in U.S. same-restaurant sales, offset by new restaurant sales. The decrease in U.S. same-restaurant sales resulted primarily from a 3.8 percent decrease in same-restaurant guest counts partially offset by a 1.7 percent increase in average check. Bahama Breeze sales of $46 million were 1.2 percent above last year’s first quarter, primarily as a result of a 1.2 percent increase in same-restaurant sales compared to last year’s first quarter. Smokey Bones sales of $88 million were 7.7 percent above last year’s first quarter primarily as a result of its 17 net new restaurants in operation since the first quarter of 2006. Same-restaurant sales at Smokey Bones decreased 8.6 percent compared to last year’s first quarter.

COSTS AND EXPENSES

Total costs and expenses were $1.33 billion and $1.28 billion for the quarters ended August 27, 2006 and August 28, 2005, respectively. As a percent of sales, total costs and expenses increased from 90.9 percent in the first quarter of fiscal 2006 to 91.0 percent in the first quarter of fiscal 2007.

Food and beverage costs decreased $2 million, or 0.4 percent, from $419 million in the first quarter of fiscal 2006 to $417 million in the first quarter of fiscal 2007. As a percent of sales, food and beverage costs decreased in the first quarter of fiscal 2007 primarily as a result of favorable commodity pricing and a favorable menu mix. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor costs increased $21 million, or 4.7 percent, from $449 million in the first quarter of fiscal 2006 to $470 million in the first quarter of fiscal 2007. As a percent of sales, restaurant labor increased in the first quarter of fiscal 2007 primarily as a result of an increase in wage rates, unfavorable sales leverage at Smokey Bones and an increase in FICA taxes on higher reported tips, which was partially offset by increased sales leverage at Olive Garden and lower restaurant-level bonuses at Olive Garden and Red Lobster. Restaurant labor, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses increased $9 million, or 4.2 percent, from $215 million in the first quarter of fiscal 2006 to $224 million in the first quarter of fiscal 2007. Restaurant expenses (which include lease, property tax, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales in the first quarter of fiscal 2007 primarily as a result of higher utilities and maintenance expenses and unfavorable sales leverage at Smokey

Bones, partially offset by lower workers’ compensation expenses at Olive Garden and Red Lobster and lower new restaurant expenses at Smokey Bones as a result of opening fewer restaurants. The decrease in our workers’ compensation expense resulted primarily from safety initiatives which have continued to provide reductions in the frequency rate of claims.

Selling, general and administrative expenses increased $9 million, or 7.0 percent, from $133 million in the first quarter of fiscal 2006 to $142 million in the first quarter of fiscal 2007. As a percent of sales, selling, general and administrative expenses increased in the first quarter of fiscal 2007 primarily as a result of stock-based compensation expenses related to the adoption of SFAS No. 123(R), partially offset by sales leverage and reduced media spending at Olive Garden.

Depreciation and amortization expenses increased $3 million, or 4.8 percent, from $54 million in the first quarter of fiscal 2006 to $57 million in the first quarter of fiscal 2007. As a percent of sales, depreciation and amortization expense increased in the first quarter of fiscal 2007 primarily as a result of 39 net new restaurants partially offset by sales leverage.

Net interest expense decreased $1 million, or 6.2 percent, to $10 million in the first quarter of fiscal 2007. As a percent of sales, net interest expense decreased in the first quarter of fiscal 2007 primarily as a result of increased sales leverage.

Asset impairment charges, net were $5 million in the first quarter of fiscal 2007 compared to $0.1 million in the first quarter of fiscal 2006. As a percent of sales, asset impairment, net increased in the first quarter of fiscal 2007 primarily as a result of the impairment of three Smokey Bones restaurants during the quarter.

INCOME TAXES

The effective income tax rate for the first quarter of fiscal 2007 was 32.2 percent compared to an effective income tax rate of 33.3 percent in the first quarter of fiscal 2006. The rate decrease in fiscal 2007 was primarily due to an increase in the amount of tax credits that we expect to receive for fiscal 2007, partially offset by an increase in our state income tax rate from the unfavorable impact of the resolution of prior year tax matters.

NET EARNINGS AND NET EARNINGS PER SHARE

For the first quarter of fiscal 2007, our net earnings were $89 million compared to $86 million in the first quarter of fiscal 2006, a 3.5 percent increase, and our diluted net earnings per share were $0.59 compared to $0.53 in the first quarter of fiscal 2006, an 11.3 percent increase. At Olive Garden, increased sales and lower food and beverage costs as a percent of sales more than offset increased restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales. This resulted in a solid increase in operating profit for the first quarter in fiscal 2007. At Red Lobster, lower food and beverage costs and depreciation and amortization expenses as a percent of sales were offset by increased restaurant labor, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit was essentially flat for the quarter. The increase in both our net earnings and diluted net earnings per share for the first quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Bahama Breeze and new restaurant growth, more than offsetting increases in our consolidated restaurant labor, selling, general and administrative expenses and depreciation and amortization expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants open at the end of the first quarter of fiscal 2007, compared with the number open at the end of fiscal 2006 and the end of the first quarter of fiscal 2006.

	August 27, 2006	May 28, 2006	August 28, 2005

Red Lobster – USA	652	651	650
Red Lobster - Canada	31	31	31
Total	683	682	681

Olive Garden – USA	578	576	560
Olive Garden - Canada	6	6	6
Total	584	582	566

Bahama Breeze	32	32	32
Smokey Bones	127	126	110
Seasons 52	5	5	3
Total	1,431	1,427	1,392

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

Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500 million. As part of this credit facility, we may request issuance of up to $100 million in letters of credit. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The Credit Agreement expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limit on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10 percent of our consolidated tangible net worth. The Credit Agreement does not prohibit borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of August 27, 2006 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of August 27, 2006, there was $80,000 of commercial paper and no letters of credit outstanding, which were backed by this facility. As of August 27, 2006, we were in compliance with all covenants under the Credit Agreement.

At August 27, 2006, our long-term debt consisted principally of:

•	$150 million of unsecured 4.875 percent senior notes due in August 2010;
•	$75 million of unsecured 7.450 percent medium-term notes due in April 2011;
•	$100 million of unsecured 7.125 percent debentures due in February 2016;
•	$150 million of unsecured 6.000 percent senior notes due August 2035; and
•	An unsecured, variable rate $22 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $150 million of unsecured 5.750 percent medium-term notes due in March 2007 included in current liabilities as current portion of long-term debt, which we plan to repay through cash flows from operations or the issuance of unsecured debt securities in fiscal 2007. Through our shelf registration on file with the Securities and Exchange Commission (SEC), we may issue up to an additional $300 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and may have maturity dates of nine months or more after issuance.

A table of our contractual obligations and other commercial commitments as of May 28, 2006 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. There were no significant changes to our contractual obligations and other commercial commitments during the quarter ended August 27, 2006.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows (used in) provided by financing activities included our repurchase of 2.3 million shares of our common stock for $83 million in the first quarter of fiscal 2007, compared to 4.1 million shares for $133 million in the first quarter of fiscal 2006. As of August 27, 2006, we have repurchased a total of 134.8 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows from operating activities decreased to $113 million in the first quarter of fiscal 2007 as compared to $205 million in the first quarter of fiscal 2006 primarily as a result of the timing of purchases of inventories and restaurant level services in addition to the reclassification of excess tax benefits from the exercise of employee stock options from an operating activity to a financing activity as required following the adoption of SFAS No. 123(R).

Net cash flows used in investing activities decreased to $82 million in the first quarter of fiscal 2007 compared to $184 million in the first quarter of fiscal 2006 primarily due to the investment of $100 million of additional proceeds from the issuance of long-term debt in the first quarter of fiscal 2006, which were sold later in fiscal 2006 and used to repay, at maturity, long-term debt in the third quarter of fiscal 2006, partially offset by increased capital expenditures incurred principally for building new restaurants, replacing equipment and remodeling existing restaurants. Capital expenditures were $96 million in the first quarter of fiscal 2007, compared to $81 million in the first quarter of fiscal 2006. The increased expenditures in the first quarter of fiscal 2007 resulted primarily from increased spending associated with building new restaurants and the purchase of equipment.

Net cash flows used in financing activities was $28 million in the first quarter of fiscal 2007 compared to $181 million of net cash flows provided by financing activities in the first quarter of fiscal 2006. The change resulted from the issuance of $295 million in long-term debt in the first quarter of fiscal 2006, partially offset by a decrease in the purchase of treasury stock of approximately $50 million and increase in short-term debt proceeds of approximately $36 million.

On September 14, 2006, the Board of Directors declared a cash dividend of twenty-three cents per share to be paid on November 1, 2006 to all shareholders of record as of the close of business on October 10, 2006. Based on this twenty-three cent semi-annual dividend declaration, our indicated annual dividend is forty-six cents per share. Previously, we had paid a semi-annual dividend of twenty cents per share.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash generating capabilities and borrowings available under our shelf registration statement for unsecured debt securities and short-term commercial paper program will be sufficient to finance our capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2007.

FINANCIAL CONDITION

Our current assets totaled $426 million at August 27, 2006, compared to $378 million at May 28, 2006. The increase resulted primarily from the proceeds from the sale of our RSC buildings and land, which were included in cash and receivables at August 27, 2006.

Our current liabilities totaled $1.04 billion at August 27, 2006, compared to $1.03 billion at May 28, 2006. Accounts payable of $196 million at August 27, 2006, decreased from $213 million at May 28, 2006, principally due to the timing of payments associated with our share repurchase program and the timing and terms of inventory purchases, capital expenditures and related payments. Short-term debt of $80 million at August 27, 2006 increased from $44 million at May 28, 2006, principally due to management of our cash flows and debt leverage. Accrued payroll of $95 million at August 27, 2006, decreased from $123 million at May 28, 2006, principally due to the payout of fiscal 2006 incentive compensation during the first quarter of fiscal 2007. Accrued income taxes of $97 million at August 27, 2006, increased from $65 million at May 28, 2006, principally due to the income taxes accrued in the first quarter of fiscal 2007 and the timing of income tax payments. Unearned revenues of $86 million at August 27, 2006, decreased from $101 million at May 28, 2006, principally due to seasonal fluctuations in sales and redemptions of our gift cards.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006). Actual results could differ from those estimates.

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

Our accounting policies regarding land, buildings and equipment, including leasehold improvements, reflect our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes expected lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

Leases

We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling between five and 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based on sales levels and is accrued when we determine that it is probable that those sales levels will be achieved.

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

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as brand repositioning efforts, as in the case of Smokey Bones. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. During fiscal 2005, based on evaluation of expected cash flows, we recognized asset impairment charges of $6 million ($4 million after-tax) for the write-down of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant, all of which were closed in fiscal 2006. During fiscal 2006, based on an evaluation of expected cash flows, we recognized charges of $10 million ($6 million after-tax) primarily related to the closing of three Smokey Bones restaurants and the impairment of two other Smokey Bones restaurants, which continue to operate. During the quarter ended August 27, 2006, based on an evaluation of expected cash flows, we recognized charges of $5 million ($3 million after-tax) primarily related to the impairment of three Smokey Bones restaurants, two of which continue to operate.

Insurance Accruals

Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers’ compensation, employee medical and general liability programs. However, we carry insurance for individual claims that generally exceed $0.25 million for workers’ compensation and general liability claims. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.

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

We base our estimates on the best available information at the time that we prepare the provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7 million and ($18 million) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders’ equity by $35 million, on an after-tax basis.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate,” and “project,” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2006:

•	the intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

•

economic and business factors, both specific to the restaurant industry and generally, including changes in consumer preferences, demographic trends, fuel prices, severe weather conditions including hurricanes, a protracted economic slowdown or worsening economy, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

•	the price and availability of food, ingredients and utilities, including the general risk of inflation;
•

labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	increased advertising and marketing costs;
•	higher-than-anticipated costs to open, close, relocate or remodel restaurants;
•	litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;
•	unfavorable publicity relating to food safety or other concerns;
•	a lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;
•	federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;
•

growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our expansion of newer concepts that have not yet proven their long-term viability, our ability to develop new concepts, risks associated with growth through acquisitions and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits, the availability of funds to finance growth and our ability to hire and train qualified personnel; and

•	our plans to improve the financial performance of Bahama Breeze and Smokey Bones and reposition the Smokey Bones brand.

Since it is not possible to foresee all such factors, risks and uncertainties, investors should not consider these factors to be a complete list of all risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange and commodity instruments for other than trading purposes.

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 27, 2006, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $7 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $48 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2007 averaged $624 million, with a high of $631 million and a low of $618 million.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 27, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 27, 2006.

During the fiscal quarter ended August 27, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In August 2003, three former employees in Washington filed a purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. We believe we provided the required meal and rest breaks to our employees, and we intend to vigorously defend our position in this case.

Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we continue to believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a tentative settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11 million to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at August 27, 2006. A settlement agreement has been signed by the parties and will be submitted to the court for approval. We cannot predict when the settlement will be final, but estimate preliminary court approval will occur in the first half of fiscal 2007, with final court approval and payment of the settlement proceeds no earlier than the second quarter of fiscal 2007.

On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. We have been cooperating with the staff, providing information and making some voluntary adjustments to the disclosure of dormancy fees that may be imposed on the cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act, which prohibits unfair or deceptive acts and practices. The staff asserts that we did not give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, are subject to a gradual reduction in value by a dormancy fee. The notice included a proposed consent order, and indicated that if negotiations based on the order were not successful within 30 days, the staff would recommend to the FTC Bureau Director that a complaint, a copy of which was enclosed, be filed in federal district court. The proposed consent order included, among other things for negotiation, an opening suggestion that we provide equitable monetary relief in the amount of $31 million, suspend the collection of dormancy fees on previously issued gift cards, and make certain disclosures relating to dormancy fees. We believe that our gift card marketing practices comply with applicable laws. We have not yet determined a course of action, but have continued to discuss the matter with the FTC staff and have not been advised as to whether the FTC staff will recommend that a complaint be filed against us.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 27, 2006. Since commencing repurchases in December 1995, we have repurchased a total of 134.8 million shares through August 27, 2006, under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 29, 2006 through July 2, 2006	1,613,408	$36.05	1,613,408	28,258,555
July 3, 2006 through July 30, 2006	284,826	$38.63	284,826	27,973,729
July 31, 2006 through August 27, 2006	405,389	$34.54	405,389	27,568,340
Total	2,303,623	$36.11	2,303,623	27,568,340

(1)

All of the shares purchased during the quarter ended August 27, 2006 were purchased as part of our repurchase program, the authority for which was increased by 25 million shares to an aggregate of 162.4 million shares by our Board of Directors on June 16, 2006, and announced publicly in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock and shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to tax withholding on option exercises or forfeiture of restricted stock.

(2)

Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	Exhibits

Exhibit 10	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2006).

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: October 4, 2006	By:	/s/ Paula J. Shives
Paula J. Shives Senior Vice President, General Counsel and Secretary

Dated: October 4, 2006	By:	/s/ Linda J. Dimopoulos
Linda J. Dimopoulos Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Exhibit

Number	Exhibit Title

10	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2006).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.