Form 10-Q
period 2006-11-26
DARDEN RESTAURANTS INC
filed 2007-01-04
CIK 940944

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
   [X] Large accelerated filer  [ ] Accelerated filer  [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   [X] Yes  [ ] No

Number  of  shares  of  common  stock  outstanding  as  of  December  14,  2006:
145,188,789 (excluding 131,788,389 shares held in our treasury).

--------------------------------------------------------------------------------
================================================================================

                            DARDEN RESTAURANTS, INC.

                                TABLE OF CONTENTS

                                                                                Page
Part I -  Financial Information

          Item 1.  Financial Statements (Unaudited)                               3

                   Consolidated Statements of Earnings                            3

                   Consolidated Balance Sheets                                    4

                   Consolidated Statements of Changes in Stockholders'
                   Equity and Accumulated Other Comprehensive Income (Loss)       5

                   Consolidated Statements of Cash Flows                          6

                   Notes to Consolidated Financial Statements                     7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           17

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk    27

          Item 4.  Controls and Procedures                                       27

Part II - Other Information

          Item 1.  Legal Proceedings                                             28

          Item 1A. Risk Factors                                                  28

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   29

          Item 4.  Submission of Matters to a Vote of Security Holders           29

          Item 6.  Exhibits                                                      30

Signatures                                                                       31

Index to Exhibits                                                                32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            DARDEN RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           QUARTER ENDED                  SIX MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------------------
                                                                    NOVEMBER 26,    NOVEMBER 27,    NOVEMBER 26,    NOVEMBER 27,
                                                                        2006            2005            2006            2006
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                               $  1,385,299    $  1,325,093    $  2,841,173    $  2,734,260
Costs and expenses:
   Cost of sales:
      Food and beverage..........................................        404,715         389,575         822,269         808,770
      Restaurant labor...........................................        467,141         440,956         937,235         890,115
      Restaurant expenses........................................        218,489         215,081         442,165         429,775
                                                                    ------------    ------------    ------------    ------------
        Total cost of sales, excluding restaurant depreciation
           and amortization of $53,150, $50,600, $105,796 and
           $101,020, respectively................................   $  1,090,345    $  1,045,612    $  2,201,669    $  2,128,660
   Selling, general and administrative...........................        142,058         130,887         284,369         263,859
   Depreciation and amortization.................................         56,620          54,761         113,364         108,899
   Interest, net.................................................         10,283          11,670          20,551          22,618
   Asset impairment, net.........................................            261           1,294           4,911           1,357
                                                                    ------------    ------------    ------------    ------------
        Total costs and expenses.................................   $  1,299,567    $  1,244,224    $  2,624,864    $  2,525,393

Earnings before income taxes.....................................         85,732          80,869         216,309         208,867
Income taxes.....................................................        (24,070)        (25,812)        (66,104)        (68,296)
                                                                    ------------    ------------    ------------    ------------

Net earnings.....................................................   $     61,662    $     55,057    $    150,205    $    140,571
                                                                    ============    ============    ============    ============
Net earnings per share:
   Basic.........................................................   $       0.42    $       0.37    $       1.04    $       0.93
                                                                    ============    ============    ============    ============
   Diluted.......................................................   $       0.41    $       0.35    $       1.00    $       0.89
                                                                    ============    ============    ============    ============

Average number of common shares outstanding:
   Basic.........................................................        145,300         149,600         145,100         151,400
                                                                    ============    ============    ============    ============
   Diluted.......................................................        150,700         156,200         150,500         158,300
                                                                    ============    ============    ============    ============
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------
                                                         November 26, 2006    May 28, 2006
------------------------------------------------------------------------------------------
ASSETS                                                       (Unaudited)
Current assets:
   Cash and cash equivalents..........................      $     38,400      $     42,334
   Receivables, net...................................            36,831            37,111
   Inventories, net...................................           284,091           198,723
   Prepaid expenses and other current assets..........            34,496            29,889
   Deferred income taxes..............................            72,860            69,550
                                                            ------------      ------------
        Total current assets..........................      $    466,678      $    377,607
Land, buildings and equipment, net....................         2,475,979         2,446,035
Other assets .........................................           187,793           186,528
                                                            ------------      ------------

        Total assets..................................      $  3,130,450      $  3,010,170
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................      $    214,890      $    213,239
   Short-term debt....................................           140,000            44,000
   Accrued payroll....................................            98,665           123,176
   Accrued income taxes...............................            64,468            64,792
   Other accrued taxes................................            47,462            46,853
   Unearned revenues..................................            91,449           100,761
   Current portion of long-term debt..................           149,983           149,948
   Other current liabilities..........................           286,611           283,309
                                                            ------------      ------------
        Total current liabilities.....................      $  1,093,528      $  1,026,078
Long-term debt, less current portion..................           493,174           494,653
Deferred income taxes.................................            82,267            90,573
Deferred rent.........................................           139,113           138,530
Other liabilities.....................................            43,372            30,573
                                                            ------------      ------------
        Total liabilities.............................      $  1,851,454      $  1,780,407
                                                            ------------      ------------

Stockholders' equity:
   Common stock and surplus...........................      $  1,863,726      $  1,806,367
   Retained earnings..................................         1,801,415         1,684,742
   Treasury stock.....................................        (2,357,745)       (2,211,222)
   Accumulated other comprehensive income (loss)......            (5,727)           (5,570)
   Unearned compensation..............................           (22,361)          (44,186)
   Officer notes receivable...........................              (312)             (368)
                                                            ------------      ------------
        Total stockholders' equity....................      $  1,278,996      $  1,229,763
                                                            ------------      ------------

        Total liabilities and stockholders' equity....      $  3,130,450      $  3,010,170
                                                            ============      ============
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
        FOR THE SIX MONTHS ENDED NOVEMBER 26, 2006 AND NOVEMBER 27, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                  Common                                 Accumulated
                                                  Stock                                     Other
                                                   and        Retained     Treasury     Comprehensive      Unearned
                                                 Surplus      Earnings       Stock      Income (Loss)    Compensation
---------------------------------------------------------------------------------------------------------------------
Balance at May 28, 2006.....................    $1,806,367   $1,684,742   $(2,211,222)    $  (5,570)       $  (44,186)
Comprehensive income:
   Net earnings.............................            --      150,205            --            --                --
   Other comprehensive income (loss):
       Foreign currency adjustment..........            --           --            --        (1,039)               --
       Change in fair value of derivatives,
        net of tax of $450..................            --           --            --           882                --

         Total comprehensive income.........
Cash dividends declared.....................            --      (33,532)           --            --                --
Stock option exercises (2,577 shares).......        31,191           --         3,197            --                --
Reclassification of unearned
    compensation due to adoption of
    SFAS No. 123(R).........................       (20,190)          --            --            --            20,190
Stock-based compensation....................        14,543           --            --            --                --
ESOP note receivable repayments.............            --           --            --            --             1,610
Income tax benefits credited to equity......        28,359           --            --            --                --
Purchases of common stock for treasury
   (3,934 shares)...........................            --           --      (150,201)           --                --
Issuance of treasury stock under
    Employee Stock Purchase and other
    plans (92 shares).......................         3,456           --           481            --                --
Other.......................................            --           --            --            --                25
---------------------------------------------------------------------------------------------------------------------
Balance at November 26, 2006                    $1,863,726   $1,801,415   $(2,357,745)    $  (5,727)       $  (22,361)
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------

                                                  Officer        Total
                                                   Notes     Stockholders'
                                                Receivable      Equity
--------------------------------------------------------------------------
Balance at May 28, 2006.....................     $   (368)   $1,229,763
Comprehensive income:
   Net earnings.............................           --       150,205
   Other comprehensive income (loss):
       Foreign currency adjustment..........           --        (1,039)
       Change in fair value of derivatives,
        net of tax of $450..................           --           882
                                                             -------------
         Total comprehensive income.........                    150,048
Cash dividends declared.....................           --       (33,532)
Stock option exercises (2,577 shares).......           --        34,388
Reclassification of unearned
    compensation due to adoption of
    SFAS No. 123(R).........................           --            --
Stock-based compensation....................           --        14,543
ESOP note receivable repayments.............           --         1,610
Income tax benefits credited to equity......           --        28,359
Purchases of common stock for treasury
   (3,934 shares)...........................           --      (150,201)
Issuance of treasury stock under
    Employee Stock Purchase and other
    plans (92 shares).......................           --         3,937
Other.......................................           56            81
--------------------------------------------------------------------------
Balance at November 26, 2006                     $   (312)   $1,278,996
--------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                  Common                                 Accumulated
                                                  Stock                                     Other
                                                   and          Retained    Treasury    Comprehensive     Unearned
                                                 Surplus        Earnings     Stock      Income (Loss)   Compensation
-----------------------------------------------------------------------------------------------------------------------
Balance at May 29, 2005.....................    $1,703,336   $1,405,754   $(1,784,835)    $  (8,876)     $ (41,685)
Comprehensive income:
   Net earnings.............................            --      140,571            --            --             --
   Other comprehensive income (loss):
       Foreign currency adjustment..........            --           --            --         2,163             --
       Change in fair value of derivatives,
        net of tax of $2,646................            --           --            --         4,802             --

         Total comprehensive income.........
Cash dividends declared.....................            --      (29,854)           --            --             --
Stock option exercises (1,888 shares).......        25,644           --         3,472            --             --
Issuance of restricted stock (403 shares),
    net of forfeiture adjustments...........        12,735           --            --            --        (12,735)
Earned compensation.........................            --           --            --            --          2,962
ESOP note receivable repayments.............            --           --            --            --          2,175
Income tax benefits credited to equity......        13,788           --            --            --             --
Purchases of common stock for treasury
   (5,839 shares)...........................            --           --      (188,270)           --             --
Issuance of treasury stock under
    Employee Stock Purchase and other
    plans (122 shares)......................         3,348           --           784            --             --
Other.......................................            --           --            --            --             --
-----------------------------------------------------------------------------------------------------------------------
Balance at November 27, 2005                    $1,758,851   $1,516,471   $(1,968,849)    $  (1,911)     $ (49,283)
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------

                                                  Officer        Total
                                                   Notes     Stockholders'
                                                Receivable      Equity
--------------------------------------------------------------------------
Balance at May 29, 2005.....................     $   (675)   $1,273,019
Comprehensive income:
   Net earnings.............................           --       140,571
   Other comprehensive income (loss):
       Foreign currency adjustment..........           --         2,163
       Change in fair value of derivatives,
        net of tax of $2,646................           --         4,802
                                                             -------------
         Total comprehensive income.........                    147,536
Cash dividends declared.....................           --       (29,854)
Stock option exercises (1,888 shares).......           --        29,116
Issuance of restricted stock (403 shares),
    net of forfeiture adjustments...........           --            --
Earned compensation.........................           --         2,962
ESOP note receivable repayments.............           --         2,175
Income tax benefits credited to equity......           --        13,788
Purchases of common stock for treasury
   (5,839 shares)...........................           --      (188,270)
Issuance of treasury stock under
    Employee Stock Purchase and other
    plans (122 shares)......................           --         4,132
Other.......................................          186           186
--------------------------------------------------------------------------
Balance at November 27, 2005                     $   (489)   $1,254,790
--------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Quarter Ended                  Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                    November 26,    November 27,    November 26,    November 27,
                                                                        2006            2005            2006            2005
--------------------------------------------------------------------------------------------------------------------------------
Cash flows-operating activities
   Net earnings ..................................................  $   61,662      $   55,057      $  150,205      $    140,571
   Adjustments to reconcile net earnings to cash flows:
      Depreciation and amortization ..............................      56,620          54,761         113,364           108,899
      Asset impairment charge, net ...............................         261           1,294           4,911             1,357
      Amortization of loan costs .................................         457             909             900             1,801
      Stock-based compensation expense ...........................       9,371           4,268          18,222             6,414
      Change in current assets and liabilities ...................     (88,881)        (78,144)       (123,112)          (23,251)
      Contributions to postretirement plan .......................        (139)            (68)           (324)             (192)

      (Gain)/loss on disposal of land, buildings and equipment ...        (308)            951             487             1,573
      Change in cash surrender value of trust owned life insurance      (4,602)         (2,234)         (4,644)           (3,410)
      Deferred income taxes ......................................      (5,081)         (3,920)        (12,066)          (13,700)
      Change in deferred rent ....................................       8,961           1,714           4,003             3,969
      Change in other liabilities ................................        (459)          1,247          (2,290)            1,545
      Income tax benefits credited to equity .....................          --           4,496              --            13,788
      Other, net .................................................          34           1,719           1,693             7,693
                                                                    ----------      ----------      ----------      ------------
        Net cash provided by operating activities ................  $   37,896      $   42,050      $  151,349      $    247,057
                                                                    ----------      ----------      ----------      ------------

Cash flows-investing activities
   Sales (purchases) of short term investments ...................          --          90,000              --           (10,000)
   Purchases of land, buildings and equipment ....................     (86,714)        (85,071)       (182,283)         (166,172)
   Proceeds from disposal of land, buildings and equipment .......      36,908           6,254          50,245             6,254
   Increase in other assets ......................................        (937)         (3,446)         (1,173)           (6,022)
                                                                    ----------      ----------      ----------      ------------
        Net cash (used in) provided by investing activities ......  $  (50,743)     $    7,737      $ (133,211)     $   (175,940)
                                                                    ----------      ----------      ----------      ------------

Cash flows-financing activities
   Proceeds from issuance of common stock ........................      26,927          13,014          37,302            32,073
   Dividends paid ................................................     (33,532)        (29,854)        (33,532)          (29,854)
   Purchases of treasury stock ...................................     (67,023)        (55,132)       (150,201)         (188,270)
   Income tax benefits credited to equity ........................      19,324              --          28,359                --
   Proceeds from issuance of short-term debt .....................      60,000              --          96,000                --
   Proceeds from issuance of long-term debt ......................          --              --              --           294,669
   ESOP note receivable repayment ................................         750           1,187           1,610             2,175
   Repayment of long-term debt ...................................        (750)       (151,187)         (1,610)         (152,175)
                                                                    ----------      ----------      ----------      ------------
        Net cash provided by (used in) financing activities ......  $    5,696      $ (221,972)     $  (22,072)     $    (41,382)
                                                                    ----------      ----------      ----------      ------------

(Decrease) increase in cash and cash equivalents .................      (7,151)       (172,185)         (3,934)           29,735
Cash and cash equivalents - beginning of period ..................      45,551         244,721          42,334            42,801
                                                                    ----------      ----------      ----------      ------------

Cash and cash equivalents - end of period ........................  $   38,400      $   72,536      $   38,400      $     72,536
                                                                    ==========      ==========      ==========      ============

Cash flow from changes in current assets and liabilities
   Receivables, net ..............................................      (7,975)          1,923             280            (1,636)
   Inventories, net ..............................................     (75,439)        (21,636)        (85,369)          (11,909)
   Prepaid expenses and other current assets .....................       3,293           3,283          (4,751)           (3,787)
   Accounts payable ..............................................      19,182         (19,224)          1,652            18,570
   Accrued payroll ...............................................       3,732           3,332         (24,511)          (11,965)
   Accrued income taxes ..........................................     (32,400)        (46,779)           (324)           (8,411)
   Other accrued taxes ...........................................      (1,777)         (5,567)            608            (2,267)
   Unearned revenues .............................................       5,401           4,525          (9,312)           (7,386)
   Other current liabilities .....................................      (2,898)          1,999          (1,385)            5,540
                                                                    ----------      ----------      ----------      ------------
        Change in current assets and liabilities .................  $  (88,881)     $  (78,144)     $ (123,112)     $    (23,251)
                                                                    ==========      ==========      ==========      ============
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. BACKGROUND

      Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster(R), Olive Garden(R), Bahama Breeze(R), Smokey Bones Barbeque & Grill(R) and Seasons 52(R). We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 26, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

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

      Certain amounts in prior periods' consolidated financial statements presented herein have been reclassified to conform to the current quarter consolidated financial statement presentation.

NOTE 2. CONSOLIDATED STATEMENTS OF CASH FLOWS

      During the quarter and six months ended November 26, 2006, we paid $7,494 and $19,086, respectively, for interest (net of amounts capitalized) and $42,397 and $51,027, respectively, for income taxes. Interest income of $108 and $184, respectively, associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter and six months ended November 26, 2006. During the quarter and six months ended November 27, 2005, we paid $10,798 and $18,415, respectively, for interest (net of amounts capitalized) and $71,888 and $75,957, respectively, for income taxes. Interest income of $1,076 and $1,995 associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and six months ended November 27, 2005.

NOTE 3. LEASEBACK OF RESTAURANT SUPPORT CENTER

      On August 24, 2006, we completed the sale and leaseback of our Restaurant Support Center (RSC) for $45,250, $32,615 of which was received in cash during the quarter ended November 26, 2006. The RSC houses all of our executive offices, shared service functions and concept administrative personnel. The transaction was completed in anticipation of moving the RSC to a new facility approximately four years from the date of sale. As a result of the sale and subsequent leaseback of the RSC, we recorded a $15,180 deferred gain, which is being recognized over the four-year leaseback period on a straight-line basis.

NOTE 4. STOCK-BASED COMPENSATION

      Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

awards. Previously, SFAS No. 123, "Accounting for Stock-Based Compensation," encouraged, but did not require, that stock-based compensation be recognized as an expense in companies' financial statements. Accordingly, we elected to account for our stock-based compensation plans under an intrinsic value method that required compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeded the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock on the date of grant. Accordingly, prior to the adoption of SFAS No. 123(R), no compensation expense had been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. Due to the adoption of SFAS No. 123(R), for the quarter and six months ended November 26, 2006 we recognized $4,339 ($2,682, net of tax of $1,657) and $9,070 ($5,606, net of tax of $3,464), respectively, in pre-tax stock-based compensation expense related to stock options and benefits granted under our Employee Stock Purchase Plan, discussed below, which reduced our diluted net earnings per share by $0.02 and $0.04, respectively.

      Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows are not impacted by the adoption of SFAS No. 123(R) and remain unchanged from what would have been reported under prior accounting standards, net operating cash flows were reduced by $19,324 and $28,359, respectively, and net financing cash flows were increased by $19,324 and $28,359, respectively, during the quarter and six months ended November 26, 2006.

      We adopted SFAS No. 123(R) according to the modified prospective transition method and will use the Black-Scholes option pricing model to estimate the fair value of awards. The modified prospective transition method recognizes compensation expense over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards granted prior to the effective date of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award. In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) have not been restated.

      Had we determined compensation expense for our stock options for the quarter and six months ended November 27, 2005 based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         November 27, 2005
                                                                  Quarter Ended   Six Months Ended
--------------------------------------------------------------------------------------------------
Net earnings, as reported                                          $   55,057          $   140,571
   Add: Stock-based compensation expense included in
       reported net earnings, net of related tax effects                1,676                2,552
   Deduct: Total stock-based compensation expense
       determined under fair value based method for all
       awards, net of related tax effects                              (5,018)             (10,424)
                                                                   -------------------------------
   Pro forma net earnings                                          $   51,715          $   132,699
                                                                   ===============================
Basic net earnings per share
   As reported                                                     $     0.37          $      0.93
   Pro forma                                                       $     0.35          $      0.88
Diluted net earnings per share
   As reported                                                     $     0.35          $      0.89
   Pro forma                                                       $     0.33          $      0.84
==================================================================================================

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

      The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of November 26, 2006 upon adoption of SFAS No. 123(R) and as of November 27, 2005 for purposes of pro-forma disclosure in connection with the provisions of SFAS No. 123, were as follows:

                                                                        Stock Options
                                                               Granted during Six Months Ended
----------------------------------------------------------------------------------------------------
                                                          November 26, 2006        November 27, 2005
----------------------------------------------------------------------------------------------------
Weighted-average fair value                                      $13.76                  $10.58
Risk-free interest rate                                           5.08%                   3.91%
Expected volatility of stock                                      34.5%                   30.0%
Dividend yield                                                    1.30%                   1.20%
Expected option life                                          6.4 years               6.0 years
====================================================================================================

      We maintain one active stock option and stock grant plan under which new awards may still be issued, the 2002 Stock Incentive Plan (2002 Plan). We also have three other stock option and stock grant plans under which we no longer can grant new awards, although awards outstanding under the plans may still vest and be exercised in accordance with their terms: the Stock Plan for Directors (Director Stock Plan), the Stock Option and Long-Term Incentive Plan of 1995 (1995 Plan) and the Restaurant Management and Employee Stock Plan of 2000 (2000
Plan). All of the plans are administered by the Compensation Committee of the Board of Directors. The 2002 Plan provides for the issuance of up to 9,550 common shares in connection with the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), stock awards and other stock-based awards to key employees and non-employee directors. The Director Stock Plan provided for the issuance of up to 375 common shares out of our treasury in connection with the granting of non-qualified stock options, restricted stock and RSUs to non-employee directors. No new awards could be granted under the Director Stock Plan after September 30, 2005. The 1995 Plan provided for the issuance of up to 33,300 common shares in connection with the granting of non-qualified stock options, restricted stock or RSUs to key employees. The 2000 Plan provided for the issuance of up to 5,400 shares of common stock out of our treasury as non-qualified stock options, restricted stock or RSUs. As noted above, no new awards may be made under the Director Stock Plan, the 1995 Plan or the 2000 Plan, although awards outstanding under those plans may still vest and be exercised in accordance with their terms. Under all of the plans, stock options are granted at a price equal to the fair value of the shares at the date of grant for terms not exceeding ten years and have various vesting periods at the discretion of the Compensation Committee. Outstanding options generally vest over one to four years. Restricted stock and RSUs granted under the 1995 Plan, 2000 Plan and 2002 Plan generally vest over periods ranging from three to five years and no sooner than one year from the date of grant. The restricted period for certain grants may be accelerated based on performance goals established by the Compensation Committee.

      On June 16, 2006, the Board of Directors adopted amendments to the 2002 Plan, which were approved by our shareholders at the September 2006 annual meeting of shareholders. The amendments, among other things: (a) increased the maximum number of shares that are authorized for issuance under the 2002 Plan from 8,550 to 9,550; (b) implemented a "fungible share pool" approach to manage authorized shares in order to improve the flexibility of awards going forward, and eliminated the limits on the number of restricted stock and RSU awards and the number of awards to non-employee directors; and (c) provided that, in determining the number of shares available for grant, a formula will be applied such that all future awards other than stock options and stock appreciation rights will be counted as double the number of shares covered by such award.

      We also maintain the Compensation Plan for Non-Employee Directors. This plan provided that non-employee directors could elect to receive their annual retainer and meeting fees in any combination of cash, deferred cash or our common shares and authorized the issuance of up to 106 common shares out of our treasury for this purpose. The common shares were issued under the plan in consideration of foregone retainer and meeting fees, and were issued at a value equal to the market price. No new awards could be made under the Compensation Plan for Non-Employee Directors after September 30, 2005.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

      On December 15, 2005, the Board of Directors approved the Director Compensation Program, effective as of October 1, 2005, which replaced the Director Stock Plan and the Compensation Plan for Non-Employee Directors. The Director Compensation Program provides for payments to non-employee directors of: (a) an annual retainer and meeting fees for regular or special Board meetings and committee meetings; (b) an initial award of non-qualified stock options to purchase 12.5 shares of common stock upon becoming a director of the Company for the first time; (c) an additional award of non-qualified stock options to purchase three shares of common stock annually upon election or re-election to the Board; and (d) an annual award of common stock with a fair market value of $100 on the date of grant. Directors may elect to have their cash compensation paid in any combination of current or deferred cash, common stock or salary replacement options. Deferred cash compensation may be invested on a tax-deferred basis in the same manner as deferrals under the Company's non-qualified deferred compensation plan. Directors may elect to have their annual stock award paid in the form of common stock or cash, or a combination thereof, or deferred. All stock options and other stock or stock-based awards that are part of the compensation paid or deferred pursuant to the Director Compensation Program are awarded under the 2002 Plan.

      The following table presents a summary of the Company's stock option activity as of and for the six months ended November 26, 2006:

                                                  Weighted-Average     Weighted-Average      Aggregate
                                                   Exercise Price    Remaining Contractual   Intrinsic
                                       Options       Per Share            Life (Yrs)           Value
------------------------------------------------------------------------------------------------------
Outstanding beginning of period         18,228         $ 19.15
------------------------------------------------------------------------------------------------------
Options granted                          1,557           35.99
Options exercised                       (2,577)          13.34
Options cancelled                         (123)          27.66
------------------------------------------------------------------------------------------------------
Outstanding end of period               17,085         $ 21.50               5.78            $ 327,171
------------------------------------------------------------------------------------------------------

Exercisable                             11,495         $ 17.62               4.54            $ 264,725
------------------------------------------------------------------------------------------------------

      During the quarter and six months ended November 26, 2006, we recognized $4,098 ($2,533, net of tax of $1,565) and $8,572 ($5,299, net of tax of $3,273),
respectively, in pre-tax stock-based compensation expense related to stock options. The total intrinsic value of options exercised during the six months ended November 26, 2006 and November 27, 2005 was $70,755 and $33,312, respectively. Cash received from option exercises during the six months ended November 26, 2006 and November 27, 2005 was $34,388 and $32,073, respectively.

      As of November 26, 2006, there was $36,373 of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of stock options that vested during the six months ended November 27, 2006 was $16,544.

      Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant. Restrictions lapse with regard to restricted stock, and RSUs are settled in shares, at the end of their vesting periods, which is generally four years. For the quarter and six months ended November 26, 2006 we recognized $1,397 ($863, net of tax of $534) and $3,063 ($1,893, net of tax of $1,170), respectively, in pre-tax stock-based compensation expense related to restricted stock and RSUs.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table presents a summary of the Company's restricted stock and RSU activity as of and for the six months ended November 26, 2006:

                                                                Weighted-Average
                                                                Grant Date Fair
                                                      Shares    Value Per Share
--------------------------------------------------------------------------------
Outstanding beginning of period                        1,398         $ 25.06
--------------------------------------------------------------------------------
Shares granted                                            96           36.21
Shares vested                                           (225)          23.61
Shares cancelled                                         (44)          27.83
--------------------------------------------------------------------------------
Outstanding end of period                              1,225         $ 26.10
--------------------------------------------------------------------------------

      As of November 26, 2006, there was $18,961 of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of
2.0 years. The total fair value of restricted stock and RSUs that vested during the six months ended November 26, 2006 was $5,324.

      Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and generally will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the quarter and six months ended November 26, 2006 we recognized $2,358 ($1,457, net of tax of $901) and $2,654 ($1,640, net of tax of $1,014), respectively, in pre-tax stock-based compensation expense related to Darden stock units.

      The following table presents a summary of the Company's Darden stock unit activity as of and during the six months ended November 26, 2006:

                                                                Weighted-Average
                                                                 Grant Date Fair
                                                       Units     Value Per Share
--------------------------------------------------------------------------------
Outstanding beginning of period                          675         $ 36.51
--------------------------------------------------------------------------------
Units granted                                            349           34.75
Units vested                                              --              --
Units cancelled                                          (47)          31.45
--------------------------------------------------------------------------------
Outstanding end of period                                977         $ 40.25
--------------------------------------------------------------------------------

      As of November 26, 2006, there was $18,757 of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 3.7 years.

      During the six months ended November 26, 2006, we issued 290 performance stock units with a fair value on the date of grant of $35.81 per share that will be settled in shares of the Company's stock upon vesting. The performance stock units vest over a period of five years following the date of grant, and the annual vesting target for each fiscal year is 20 percent of the total number of units covered by the award. The number of units that actually vests each year will be determined based on the achievement of Company performance criteria set forth in the award agreement and may range from zero to 150 percent of the annual target. Holders will receive one share of common stock for each performance stock unit that vests. During the quarter and six months ended November 26, 2006, we recognized $263 ($162, net of tax of $101) and $2,411 ($1,490, net of tax of $921), respectively of pre-tax stock-based compensation expense related to the vesting of performance stock units. As of November 26, 2006, there was $7,222 of unrecognized compensation cost related to unvested performance stock units granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 4.5 years.

      We maintain the Darden Restaurants, Inc. Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own five percent or

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

more of our capital stock or that of any subsidiary) an opportunity to invest up to $5 per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 3,600 shares are available for purchase by employees at a purchase price that is 85 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. During the quarter and six months ended November 26, 2006, we recorded $241 ($149, net of tax of $92) and $498 ($308, net of tax of $190), respectively, of pre-tax stock-based compensation expense related to the plan.

NOTE 5. PROVISION FOR IMPAIRED ASSETS

      During the quarter and six months ended November 26, 2006, we recorded charges of $10 and $1,637, respectively, for long-lived asset impairments resulting from the decision to close, relocate or rebuild certain restaurants. During the quarter and six months ended November 27, 2005, we recorded charges of $1,114 and $1,187, respectively, for long-lived asset impairments resulting from the decision to close, relocate or rebuild certain restaurants. During the quarter and six months ended November 26, 2006, we also recorded charges of $491 and $3,569, respectively, for the write-down of carrying value of two Smokey Bones restaurants, which we continue to operate. These impairments were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets. During the quarter and six months ended November 26, 2006, we also recorded gains of $240 and $295, respectively, related to the sale of previously impaired assets. During the quarter and six months ended November 27, 2005, we also recorded losses of $180 and $170, respectively, related to the sale of previously impaired assets.

NOTE 6. LONG-TERM DEBT

      We maintain a credit facility under a Credit Agreement dated August 16, 2005 with a consortium of banks under which we can borrow up to $500,000. As part of the Credit Agreement, we may request issuance of up to $100,000 in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The Credit Agreement supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Credit Agreement are unsecured. As of November 26, 2006 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of November 26, 2006, there was $140,000 of commercial paper and no letters of credit outstanding, which were backed by this facility. As of November 26, 2006, we were in compliance with all covenants under the Credit Agreement.

NOTE 7. NET EARNINGS PER SHARE

      Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 3,676 and 1,954 shares of common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 26, 2006 and November 27, 2005, respectively, because the effect would have been antidilutive. Options to purchase 3,471 and 1,941 shares of common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 26, 2006 and November 27, 2005, respectively, for the same reason.

NOTE 8. STOCKHOLDERS' EQUITY

      Pursuant to the authorization of our Board of Directors to repurchase up to 162,400 shares in accordance with applicable securities regulations, we repurchased 1,630 and 3,934 shares of our common stock for $67,023 and

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

$150,201   during  the  quarter  and  six  months   ended   November  26,  2006,
respectively, resulting in a cumulative repurchase of 136,462 shares as of November 26, 2006.

NOTE 9. RETIREMENT PLANS

      Components of net periodic benefit cost are as follows:

                                                       Defined Benefit Plans      Postretirement Benefit Plan
-------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended                  Quarter Ended
                                                    November 26,   November 27,   November 26,   November 27,
                                                        2006           2005           2006           2005
-------------------------------------------------------------------------------------------------------------
Service cost                                          $    1,486     $    1,321     $      169     $      159
Interest cost                                              2,252          2,016            252            233
Expected return on plan assets                            (3,426)        (3,264)            --             --
Amortization of unrecognized prior service cost               27             21             --             --
Recognized net actuarial loss                              1,299          1,374             59             49
-------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $    1,638     $    1,468     $      480     $      441
=============================================================================================================


                                                       Defined Benefit Plans      Postretirement Benefit Plan
-------------------------------------------------------------------------------------------------------------
                                                         Six Months Ended              Six Months Ended
                                                    November 26,   November 27,   November 26,   November 27,
                                                        2006           2005           2006           2005
-------------------------------------------------------------------------------------------------------------
Service cost                                          $    2,972     $    2,621     $      338     $      340
Interest cost                                              4,504          4,032            504            466
Expected return on plan assets                            (6,852)        (6,534)            --             --
Amortization of unrecognized prior service cost               54             42             --             --
Recognized net actuarial loss                              2,693          2,748            118             98
-------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $    3,371     $    2,909     $      960     $      904
=============================================================================================================

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      During the quarter ended November 26, 2006, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested unrecognized Darden stock units granted during the first quarter of fiscal 2007. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The equity forward contracts, which are indexed to 144 shares of our common stock, have a notional value of $5,928 and can only be net settled in cash. In total, we have entered into equity forward contracts indexed to 474 shares or our common stock with a total notional value of $14,192. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). A deferred gain of $2,490 related to the equity forward contracts was recognized in accumulated other comprehensive income
(loss) at November 26, 2006. As the Darden stock units vest, we will effectively de-designate the portion of the equity forward contracts that no longer qualifies for hedge accounting, and changes in fair value associated with those portions of the equity forward contracts will be recognized in current earnings. Gains of $957 and $420 were recognized in earnings as a component of restaurant labor during the quarters ended November 26, 2006 and November 27, 2005, respectively. Gains of $943 and $511 were recognized in earnings as a component of restaurant labor during the six months ended November 26, 2006 and November 27, 2005, respectively.

      During the quarter ended November 26, 2006, we entered into commodity swaps to reduce the risk of natural gas price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in their fair value are not included in current earnings but are reported as accumulated other comprehensive income (loss). These changes in fair value are subsequently reclassified into earnings when the natural gas is purchased and used by us in operations. The fair value of these contracts was a net loss of $6 at November 26, 2006 and is expected to be reclassified from accumulated other comprehensive income (loss) into restaurant expenses during fiscal 2008. To the extent these derivatives are not effective in offsetting the variability of the hedged cash flows, changes in their fair value are immediately recognized in earnings as a component of restaurant expenses.

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11. COMMITMENTS AND CONTINGENCIES

      As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of November 26, 2006 and May 28, 2006, we had $75,038 and $77,181, respectively, of standby letters of credit related to workers' compensation and general liabilities accrued in our consolidated financial statements. As of November 26, 2006 and May 28, 2006, we also had $11,454 and $12,625, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

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

      Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11,000 to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at November 26, 2006. The settlement agreement has received preliminary court approval and we expect final court approval and payment of the settlement proceeds to occur before the end of fiscal 2007.

      On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of gift cards issued by us and other companies. We cooperated with the staff, provided information and made some voluntary adjustments to the disclosure of dormancy fees related to our gift cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act by allegedly failing to give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, were subject to a gradual reduction in value by a dormancy fee. We discontinued the imposition of dormancy fees on October 12, 2006 and informed the FTC staff of our action. On November 9, 2006, a member of the FTC staff informed us that unless we entered into an administrative consent order regarding gift card marketing, the FTC staff would recommend to the Commission that it institute an administrative proceeding against us based on our past practices. The proposed consent order and administrative complaint primarily would impose disclosure requirements should we resume imposing dormancy fees. Neither the proposed order nor the proposed complaint sought monetary relief. We have not agreed to enter into the consent order, and do not know whether an

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

administrative complaint will be brought against us. We believe our gift card marketing practices have complied with all applicable laws, and if a compliant is issued, we intend to vigorously defend our position.

NOTE 12. FUTURE APPLICATION OF ACCOUNTING STANDARDS

      In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)." Entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Accordingly, this issue will not impact the way we record these sales taxes in our consolidated financial statements.

      In June 2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)." SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7,014 and ($17,690) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders' equity by $34,506, on an after-tax basis.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 is effective for the first fiscal year ending after November 15, 2006. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of

                            DARDEN RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

NOTE 13. SUBSEQUENT EVENT

      In December 2006, employees and several hundred customers of a single Olive Garden restaurant in Indianapolis, Indiana became ill as a result of what local health authorities have identified as a norovirus, a stomach flu-like illness, similar to viruses that have impacted the cruise ship industry in recent years. The restaurant was subsequently closed, sanitized and reopened for business on December 19, 2006, following approval by local health officials. No reports of norovirus illness were received from any of our other restaurants during this time. We received notice of claims, including one lawsuit, related to customer illnesses; however, the nature and extent of our financial exposure to these claims cannot yet be determined. We expect claims and damages resulting from this single occurrence will be covered under our general liability insurance, which is subject to a deductible of $250. Accordingly, we do not expect the disposition of these claims to have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with "Forward-Looking Statements" included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 26, 2006 and November 27, 2005.

                                                           Quarter Ended               Six Months Ended
-------------------------------------------------------------------------------------------------------------
                                                    November 26,   November 27,   November 26,   November 27,
                                                        2006           2005           2006           2005
-------------------------------------------------------------------------------------------------------------
Sales ...........................................      100.0%          100.0%        100.0%         100.0%
Costs and expenses:
   Cost of sales:
     Food and beverage ..........................       29.2            29.4          28.9           29.6
     Restaurant labor ...........................       33.7            33.3          33.0           32.6
     Restaurant expenses ........................       15.8            16.2          15.6           15.7
                                                       -----           -----         -----          -----
        Total cost of sales, excluding restaurant
          depreciation and amortization of 3.8%,
          3.8%, 3.7% and 3.7%, respectively .....       78.7%           78.9%         77.5%          77.9%
   Selling, general and administrative ..........       10.3             9.9          10.0            9.7
   Depreciation and amortization ................        4.1             4.1           4.0            4.0
   Interest, net ................................        0.7             0.9           0.7            0.8
   Asset impairment, net ........................         --             0.1           0.2             --
                                                       -----           -----         -----          -----
         Total costs and expenses ...............       93.8%           93.9%         92.4%          92.4%
                                                       -----           -----         -----          -----

Earnings before income taxes ....................        6.2             6.1           7.6            7.6
Income taxes ....................................       (1.7)           (1.9)         (2.3)          (2.5)
                                                       -----           -----         -----          -----

Net earnings ....................................        4.5%            4.2%          5.3%           5.1%
                                                       =====           =====         =====          =====
-------------------------------------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

      Our sales were $1.39 billion and $2.84 billion for the second quarter and first six months of fiscal 2007, respectively, compared to $1.33 billion and $2.73 billion for the second quarter and first six months of fiscal 2006, respectively. The 4.5 percent and 3.9 percent increases in sales for the second quarter and first six months of fiscal 2007, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and a net increase of 45 company-owned restaurants since the second quarter of fiscal 2006. For the second quarter of fiscal 2007, our net earnings were $62 million compared to $55 million for the second quarter of fiscal 2006, a 12.0 percent increase, and our diluted net earnings per share were $0.41 for the second quarter of fiscal 2007 compared to $0.35 for the second quarter of fiscal 2006, a 17.1 percent increase. For the first six months of fiscal 2007, our net earnings were $150 million compared to $141 million for the first six months of fiscal 2006, a 6.9 percent increase, and our diluted net earnings per share were $1.00 for the first six months of fiscal 2007 compared to $0.89 for the first six months of fiscal 2006, a 12.4 percent increase.

      Olive Garden reported its 49 th consecutive quarter of U.S. same-restaurant sales growth during the second quarter of fiscal 2007 with a 2.9 percent increase. Olive Garden continues to focus on providing an excellent guest experience and is on pace with its plan for accelerated new restaurant growth. Red Lobster's U.S. same-restaurant sales for the second quarter of fiscal 2007 increased 0.7 percent. Red Lobster delivered profitable growth while improving the guest experience. Bahama Breeze's same-restaurant sales increased
0.1 percent in the second quarter of fiscal 2007 while making progress on plans to open at least one new restaurant in fiscal 2008. Smokey Bones same-restaurant sales decreased 5.0 percent in the second quarter of fiscal 2007. However, in November 2006,

Smokey Bones opened a new repositioned restaurant in Cuyahoga Falls, Ohio, named Rocky River Grillhouse, to test changes designed to broaden guest appeal and increase visit frequency.

      Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS No. 123(R) using the modified prospective transition method and will use the Black-Scholes option pricing model to estimate the fair value of awards granted. The modified prospective transition method recognizes compensation expense over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards issued prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) have not been restated.

      We recognized total stock-based compensation of $9 million and $18 million for the quarter and six months ended November 26, 2006, respectively, and $4 million and $6 million for the quarter and six months ended November 27, 2005, respectively. The increase in total stock-based compensation was primarily due to $4 million and $9 million, respectively, in incremental stock-based compensation expense during the quarter and six months ended November 26, 2006 due to the adoption of SFAS No. 123(R) related to stock options and benefits granted under our Employee Stock Purchase Plan. In addition, we recognized $2 million in incremental expense during the first quarter of fiscal 2007 related to restricted stock, Darden stock units and performance stock unit awards, which have always been required to be recognized as a component of net earnings.

SALES

      Sales were $1.39 billion and $1.33 billion for the quarters ended November 26, 2006 and November 27, 2005, respectively. The 4.5 percent increase in sales for the second quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 45 company-owned restaurants since the second quarter of fiscal 2006. Olive Garden's sales of $662 million were 7.1 percent above last year's second quarter, driven primarily by a 2.9 percent increase in U.S. same-restaurant sales and its 27 net new restaurants in operation since the second quarter of last year. Olive Garden achieved its 49 th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 1.6 percent increase in same-restaurant guest counts and a 1.3 percent increase in average check. Red Lobster sales of $597 million were 1.4 percent above last year's second quarter, which resulted primarily from a 0.7 percent increase in U.S. same-restaurant sales and a net increase of three company owned restaurants. The increase in U.S. same-restaurant sales resulted primarily from a 1.3 percent decrease in same-restaurant guest counts and a 2.0 percent increase in average check. Bahama Breeze sales of $36 million were 0.1 percent above last year's second quarter driven by a 0.1 percent increase in same-restaurant sales. Smokey Bones sales of $81 million were 5.0 percent above last year's second quarter as a result of its 12 net new restaurants in operation since the second quarter of last year. Same restaurant sales at Smokey Bones decreased 5.0 percent compared to the second quarter of fiscal 2006.

      Sales were $2.84 billion and $2.73 billion for the six months ended November 26, 2006 and November 27, 2005, respectively. The 3.9 percent increase in sales for the first six months of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and a net increase of 45 company-owned restaurants since the second quarter of fiscal 2006. Olive Garden's sales of $1.35 billion were 6.7 percent above last year, driven primarily by a 2.9 percent increase in U.S. same-restaurant sales and its 27 net new restaurants in operation since the second quarter of fiscal 2006. The increase in U.S. same-restaurant sales resulted primarily from a 1.6 percent increase in same-restaurant guest counts and a 1.3 percent increase in average check. Red Lobster sales of $1.23 billion were 0.3 percent above last year, which resulted primarily from a net increase of three company owned restaurants, partially offset by a 0.9 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted primarily from a 2.7 percent decrease in same-restaurant guest counts, partially offset by a 1.8 percent increase in average check. Bahama Breeze sales of $82 million were 0.7 percent above last year, driven by a 0.7 percent increase in same-restaurant sales. Smokey Bones sales of $169 million were 6.4 percent above last year primarily as a result of its 12 net new restaurants in operation since the second quarter of fiscal 2006. Same- restaurant sales at Smokey Bones decreased 6.3 percent in the first six months of fiscal 2007 compared to the same period last year.

COSTS AND EXPENSES

      Total costs and expenses were $1.30 billion and $1.24 billion for the quarters ended November 26, 2006 and November 27, 2005, respectively. As a percent of sales, total costs and expenses decreased from 93.9 percent in the second quarter of fiscal 2006 to 93.8 percent in the second quarter of fiscal 2007.

      Food and beverage costs increased $15 million, or 3.9 percent, from $390 million to $405 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percent of sales, food and beverage costs decreased in the second quarter of fiscal 2007 primarily as a result of lower commodity costs principally related to chicken and dairy purchases. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor increased $26 million, or 5.9 percent, from $441 million to $467 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percent of sales, restaurant labor costs increased in the second quarter of fiscal 2007 primarily as a result of an increase in wage rates and an increase in FICA taxes on higher reported tips, which were partially offset by increased sales leverage at Olive Garden and Red Lobster and lower restaurant level bonuses at Olive Garden and Red Lobster. The increase in FICA tax expense on higher reported tips is fully offset at the consolidated net earnings level by a corresponding income tax credit, which reduces income tax expense. Restaurant labor costs, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers' compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased $3 million, or 1.6 percent, from $215 million to $218 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percent of sales, restaurant expenses decreased in the second quarter of fiscal 2007 primarily as a result of lower workers' compensation expenses and lower new restaurant pre-opening expenses at Smokey Bones and Red Lobster due to opening fewer new restaurants, which were partially offset by higher general liability expenses and a decrease in sales leverage at Smokey Bones.

      Selling, general and administrative expenses increased $11 million, or 8.5 percent, from $131 million to $142 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percent of sales, selling, general and administrative expenses increased in the second quarter of fiscal 2007 primarily as a result of stock-based compensation expenses related to the adoption of SFAS No. 123(R), partially offset by increased sales leverage at Olive Garden and Red Lobster.

      Depreciation and amortization expense increased $2 million, or 3.4 percent, from $55 million to $57 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. As a percent of sales, depreciation and amortization expense was comparable between the second quarter of fiscal 2007 and the second fiscal quarter of fiscal 2006 as new restaurant activity was offset by increased sales leverage at Olive Garden and Red Lobster.

      Net interest expense decreased $1 million, or 11.9 percent, from $11 million to $10 million in the second quarter of fiscal 2007. As a percent of sales, net interest expense decreased in the second quarter of fiscal 2007 primarily as a result of lower average debt balances in fiscal 2007 and increased sales leverage at Olive Garden and Red Lobster.

      Net asset impairment charges were $261 thousand in the second quarter of fiscal 2007 compared to $1 million in the second quarter of fiscal 2006. As a percent of sales, net asset impairment charges decreased in the second quarter of fiscal 2007 primarily as a result of closing three Red Lobster restaurants during the second quarter of fiscal 2006.

      Total costs and expenses were $2.62 billion and $2.53 billion for the six months ended November 26, 2006 and November 27, 2005, respectively. As a percent of sales, total costs and expenses for the first six months of fiscal 2007 were comparable to the first six months of fiscal 2006.

      Food and beverage costs increased $13 million, or 1.7 percent, from $809 million to $822 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, food and beverage costs decreased in the first six months of fiscal 2007 primarily as a result of lower commodity costs principally related to chicken and dairy purchases and a favorable menu-mix. Food and beverage costs, as a percent of sales, also decreased as a result of the larger contribution by Olive Garden, which has historically had lower food and beverage costs, to our overall sales and operating results. Restaurant labor costs increased $47 million, or 5.3 percent, from $890 million to $937 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, restaurant labor costs increased in the first six months of fiscal 2007 primarily as a result of an increase in wage rates and an increase in FICA taxes on higher reported tips, which was partially offset by increased sales leverage at Olive Garden and Red Lobster and lower restaurant level bonuses at Olive Garden and Red Lobster. The increase in FICA tax expense on higher reported tips is fully offset at the consolidated net earnings level by a corresponding income tax credit, which reduces income tax expense. Restaurant labor costs, as a percent of sales, also increased as a result of the larger contribution by Olive Garden, which has historically had higher restaurant labor costs, to our overall sales and operating results. Restaurant expenses increased $12 million, or 2.9 percent, from $430 million to $442 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, restaurant expenses decreased in the first six months of fiscal 2007 primarily as a result of lower workers' compensation expenses and lower new restaurant pre-opening expenses at Smokey Bones and Red Lobster, which were partially offset by higher utility expenses and unfavorable sales leverage at Smokey Bones.

      Selling, general and administrative expenses increased $20 million, or 7.8 percent, from $264 million to $284 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, selling, general and administrative expenses increased in the first six months of fiscal 2007 primarily as a result of stock-based compensation expenses related to the adoption of SFAS No. 123(R), partially offset by increased sales leverage at Olive Garden and Red Lobster.

      Depreciation and amortization expense increased $4 million, or 4.1 percent, from $109 million to $113 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, depreciation and amortization expense was comparable between the first six months of 2007 and the first six months of 2006 as new restaurant activity was offset by increased sales leverage at Olive Garden and Red Lobster.

      Net interest expense decreased $2 million, or 9.1 percent, from $23 million to $21 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. As a percent of sales, net interest expense decreased in the first six months of fiscal 2007 primarily as a result of lower average debt balances in fiscal 2007 and increased sales leverage at Olive Garden and Red Lobster.

      Net asset impairment charges were $5 million in the first six months of fiscal 2007 compared to $1 million in the first six months of fiscal 2006. As a percent of sales, net asset impairment charges increased in the first six months of fiscal 2007 primarily as a result of the impairment of three Smokey Bones restaurants during the period.

INCOME TAXES

      The effective income tax rate for the second quarter and first six months of fiscal 2007 was 28.1 percent and 30.6 percent, respectively, compared to an effective income tax rate of 31.9 percent and 32.7 in the second quarter and first six months of fiscal 2006, respectively. The rate decrease in fiscal 2007 was primarily due to an increase in FICA tax credits for employee-reported tips that we expect to receive for fiscal 2007 and a decrease in our federal effective income tax rate resulting from the favorable resolution of prior year tax matters, partially offset by an increase in our effective state income tax rate resulting from the unfavorable resolution of prior year tax matters.

NET EARNINGS AND NET EARNINGS PER SHARE

      For the second quarter of fiscal 2007, our net earnings were $62 million compared to $55 million in the second quarter of fiscal 2006, a 12.0 percent increase, and our diluted net earnings per share were $0.41 compared to $0.35 in the second quarter of fiscal 2006, a 17.1 percent increase. At Olive Garden, increased sales and lower restaurant expenses as a percent of sales more than offset increased food and beverage costs, restaurant labor costs, selling, general and administrative expenses and depreciation expenses as a percent of sales, resulting in increased operating profit for Olive Garden in the second quarter of fiscal 2007. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor costs and selling, general and administrative expenses as a percent of sales. As a result, Red Lobster had an operating profit increase in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase in both our net earnings and diluted net earnings per share for the second quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth and decreases in our consolidated food and beverage costs and restaurant expenses as a percent of sales, which more than offset increased restaurant labor expenses and selling, general and administrative expenses as a percent of sales.

      For the first six months of fiscal 2007, our net earnings were $150 million compared to $141 million for the first six months of fiscal 2006, a 6.9 percent increase, and our diluted net earnings per share were $1.00 compared to $0.89 in the first six months of fiscal 2006, a 12.4 percent increase. At Olive Garden, increased sales and lower food and beverage costs and restaurant expenses as a percent of sales more than offset increased restaurant labor costs, selling, general and administrative expenses and depreciation expenses as a percent of sales, resulting in increased operating profit over the first six months of fiscal 2006. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor expenses and selling, general and administrative expenses as a percent of sales. As a result, Red Lobster had an operating profit increase in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The increase in both our net earnings and diluted net earnings per share for the first six months of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden, new restaurant growth and decreases in our consolidated food and beverage costs and restaurant expenses as a percent of sales, which more than offset increased restaurant labor expenses and selling, general and administrative expenses as a percent of sales.

SEASONALITY

      Our sales volumes fluctuate seasonally. During fiscal 2006 and 2005, our sales were highest in the spring and winter, followed by the summer, and lowest in the fall. During fiscal 2004, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, the timing of promotions, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

      The following table details the number of restaurants open at the end of the second quarter of fiscal 2007, compared with the number open at the end of fiscal 2006 and the end of the second quarter of fiscal 2006.

-------------------------------------------------------------------------------------------------
                                        NOVEMBER 26, 2006     MAY 28, 2006      NOVEMBER 27, 2005
-------------------------------------------------------------------------------------------------
Red Lobster - USA .................             651                651                  647
Red Lobster - Canada ..............              30                 31                   31
                                              -----              -----                -----
     Total ........................             681                682                  678
                                              -----              -----                -----

Olive Garden - USA ................             589                576                  562
Olive Garden - Canada .............               6                  6                    6
                                              -----              -----                -----
     Total ........................             595                582                  568
                                              -----              -----                -----

Bahama Breeze .....................              32                 32                   32
Smokey Bones ......................             129                126                  117
Seasons 52 ........................               6                  5                    3
                                              -----              -----                -----
     Total ........................           1,443              1,427                1,398
                                              =====              =====                =====
-------------------------------------------------------------------------------------------------

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

      Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500 million. As part of this credit facility, we may request issuance of up to $100 million in letters of credit. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limitation on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10 percent of our consolidated tangible net worth. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of November 26, 2006, we were in compliance with all covenants under the Credit Agreement. As of November 26, 2006 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of November 26, 2006 there was $140 million of commercial paper and no letters of credit outstanding, which were backed by this facility.

      At November 26, 2006, our long-term debt consisted principally of:

      o   $150 million of  unsecured  4.875  percent  senior notes due in August
          2010;

      o $75 million of unsecured 7.450 percent medium-term notes due in April 2011;

      o   $100 million of unsecured  7.125  percent  debentures  due in February
          2016;

      o   $150 million of unsecured  6.000 percent senior notes due August 2035;
          and

      o An unsecured, variable rate $21 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

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

      A table of our contractual obligations and other commercial commitments as of May 28, 2006 was included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. There were no significant changes to our contractual obligations and other commercial commitments during the six months ended November 26, 2006.

      Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 1.6 million shares of our common stock for $67 million in the second quarter of fiscal 2007, compared to 1.8 million shares for $55 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net cash flows used by financing activities included our repurchase of 3.9 million shares of our common stock for $150 million compared to 5.8 million shares for $188 million for the first six months of fiscal 2006. As of November 26, 2006, we have repurchased a total of 136.5 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders' equity.

      Net cash flows provided by operating activities decreased to $38 million and $151 million in the second quarter and first six months of fiscal 2007, respectively, compared to $42 million and $247 million in the second quarter and first six months of fiscal 2006 primarily as a result of the timing of purchases of inventories and restaurant level services as well as the reclassification of excess income tax benefits from the exercise of employee stock options from an operating activity to a financing activity as required following the adoption of SFAS No. 123(R).

      Net cash flows (used in) provided by investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment and technology initiatives. Capital expenditures were $87 million and $182 million in the second quarter and first six months of fiscal 2007, respectively, compared to $85 million and $166 million in the second quarter and first six months of fiscal 2006, respectively. The increased expenditures in the second quarter and first six months of fiscal 2007 resulted primarily from increased spending associated with restaurant replacement assets and technology initiatives. We also received $33 million in cash during the second quarter of fiscal 2007 in connection with the sale and leaseback of our current Restaurant Support Center (RSC).

      Net cash flows provided by (used in) financing activities included $34 million in dividends paid in the second quarter and first six months of fiscal 2007, compared to $30 million for the same periods in fiscal 2006. On September 14, 2006, the Board of Directors declared an increase in the cash dividend to twenty-three cents per share to be paid on November 1, 2006 to all shareholders of record as of the close of business on October 10, 2006. Based on this twenty-three cent semi-annual dividend declaration, our indicated annual dividend is forty-six cents per share. Previously, we had paid a semi-annual dividend of twenty cents per share. Additionally, cash flows provided by financing activities for the second quarter and first six months of fiscal 2007 increased due to the reclassification of excess income tax benefits from the exercise of employee stock options from an operating activity to a financing activity as required following the adoption of SFAS No. 123(R).

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

FINANCIAL CONDITION

      Our current assets totaled $467 million at November 26, 2006, compared to $378 million at May 28, 2006. The increase resulted primarily from an increase in inventories which were $284 million at November 26, 2006 compared to $199 million at May 28, 2006, principally due to seasonality.

      Our current liabilities totaled $1.09 billion at November 26, 2006, compared to $1.03 billion at May 28, 2006. Short term debt totaled $140 million at November 26, 2006 compared to $44 million at May 28, 2006 due mainly to significant seasonal inventory purchases during the second quarter and the use of commercial paper to manage to desired debt leverage targets. Accrued payroll of $99 million at November 26, 2006, decreased from $123 million at May 28, 2006, principally due to the payout of fiscal 2006 incentive compensation during the first quarter of fiscal 2007, which is partially offset by the amounts accrued for fiscal 2007 incentive compensation. Unearned revenues of $91 million at November 26, 2006, decreased from $101 million at May 28, 2006, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other liabilities increased to $43 million at November 26, 2006 from $31 million at May 28, 2006 principally due to the non-current portion of the deferred gain on the sale and leaseback of the RSC in the first fiscal quarter of 2007.

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

      The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as brand repositioning efforts, as in the case of Smokey Bones. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. During fiscal 2005, based on an evaluation of expected cash flows, we recognized asset impairment charges of $6 million ($4 million after-tax) for the write-down of two Olive Garden restaurants, one Red Lobster restaurant and one Smokey Bones restaurant, all of which were closed in fiscal 2006. During fiscal 2006, based on an evaluation of expected cash flows, we recognized charges of $10 million ($6 million after-tax) primarily related to the closing of three Smokey Bones restaurants and the impairment of two other Smokey Bones restaurants, which continue to operate. During the six months ended November 26, 2006, based on an evaluation of expected cash flows, we recognized charges of $5 million ($3 million after-tax) primarily related to the impairment of one Olive Garden restaurant, which was closed, and three Smokey Bones restaurants, two of which continue to operate.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

      In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)." Entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Accordingly, this issue will not impact the way we record these sales taxes in our consolidated financial statements.

      In June 2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)." SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but SFAS No. 158 does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year, however, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7 million and ($18 million) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders' equity by $35 million on an after-tax basis.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 is effective for the first fiscal year ending after November 15, 2006. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

      Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Words or phrases such as "believe," "plan," "will," "expect," "intend," "estimate" and "project," and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended May 28, 2006:

o the intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

o economic and business factors, both specific to the restaurant industry and generally, including changes in consumer preferences, demographic trends, fuel prices, severe weather conditions including hurricanes, a protracted economic slowdown or worsening economy, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

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

o unfavorable publicity relating to food safety, communicable illnesses or other concerns;

o a lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

o federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;

o growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our expansion of newer concepts that have not yet proven their long-term viability, our ability to develop new concepts, risks associated with growth through acquisitions and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits, the availability of funds to finance growth and our ability to hire and train qualified personnel; and

o our plans to improve the financial performance of Bahama Breeze and Smokey Bones and reposition the Smokey Bones brand.

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

      We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 26, 2006, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $10 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $46 million. The fair value of our long-term fixed rate debt during the first six months of fiscal 2006 averaged $628 million, with a high of $637 million and a low of $617 million.

      Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 26, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 26, 2006.

      During the fiscal quarter ended November 26, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11 million to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at November 26, 2006. The settlement agreement has received preliminary court approval and we expect final court approval and payment of the settlement proceeds to occur before the end of fiscal 2007.

      On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of gift cards issued by us and other companies. We cooperated with the staff, provided information and made some voluntary adjustments to the disclosure of dormancy fees related to our gift cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act by allegedly failing to give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, were subject to a gradual reduction in value by a dormancy fee. We discontinued the imposition of dormancy fees on October 12, 2006 and informed the FTC staff of our action. On November 9, 2006, a member of the FTC staff informed us that unless we entered into an administrative consent order regarding gift card marketing, the FTC staff would recommend to the Commission that it institute an administrative proceeding against us based on our past practices. The proposed consent order and administrative complaint primarily would impose disclosure requirements should we resume imposing dormancy fees. Neither the proposed order nor the proposed complaint sought monetary relief. We have not agreed to enter into the consent order, and do not know whether an administrative complaint will be brought against us. We believe our gift card marketing practices have complied with all applicable laws, and if a compliant is issued, we intend to vigorously defend our position.

ITEM 1A. RISK FACTORS

      There has been no material change in the risk factors set forth in Part I,
Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended May 28, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 26, 2006. Since commencing repurchases in December 1995, we have repurchased a total of 136.5 million shares through November 26, 2006 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

--------------------------------------------------------------------------------------------------
                                                          Total Number of      Maximum Number of
                                                        Shares Purchased as       Shares that
                           Total Number     Average      Part of Publicly     May Yet be Purchased
                             of Shares     Price Paid   Announced Plans or     Under the Plans or
         Period            Purchased (1)   per Share         Programs             Programs (2)
--------------------------------------------------------------------------------------------------
August 28, 2006 through
    October 1, 2006              420,108     $41.86            420,108             27,148,232
--------------------------------------------------------------------------------------------------
October 2, 2006 through
    October 29, 2006                  26     $42.89                 26             27,148,206
--------------------------------------------------------------------------------------------------
October 30, 2006 through
   November 26, 2006           1,210,165     $40.85          1,210,165             25,938,041
--------------------------------------------------------------------------------------------------
         Total                 1,630,299     $41.11          1,630,299             25,938,041
--------------------------------------------------------------------------------------------------

(1) All of the shares purchased during the quarter ended November 26, 2006 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2) Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Our Annual Meeting of Shareholders was held on September 15, 2006.

(b) The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

(c)   At the Annual Meeting, the shareholders took the following actions:

      (i)     Elected the following thirteen directors:

                                                          For          Withheld
                                                     -----------     ----------
                       Leonard L. Berry.              71,647,210     59,140,016
                       Odie C. Donald.                71,630,310     59,156,917
                       David H. Hughes.               71,743,510     59,043,716
                       Charles A. Ledsinger, Jr.     124,959,613      5,827,614
                       William M. Lewis, Jr.         126,629,510      4,157,716
                       Senator Connie Mack, III       71,371,720     59,415,507
                       Andrew H. Madsen.              71,761,838     59,025,388
                       Clarence Otis, Jr.             70,424,968     60,362,259
                       Michael D. Rose.               69,897,876     60,889,350
                       Maria A. Sastre.               71,661,585     59,125,641
                       Jack A. Smith.                 71,578,432     59,208,795
                       Blaine Sweatt, III             71,692,305     59,094,922
                       Rita P. Wilson.                71,702,680     59,084,546

      (ii) Approved the Amended Darden Restaurants, Inc. 2002 Stock Incentive Plan.

                       For                            94,698,696
                       Against                        20,628,446
                       Abstain                         1,175,092
                       Broker Non-Vote                14,284,992

      (iii) Ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending May 27, 2007.

                       For                           121,374,765
                       Against                         8,452,331
                       Abstain                           950,131
                       Broker Non-Vote                         0

      (iv) Approved a shareholder proposal regarding a majority vote standard for election of directors.

                       For                            70,835,406
                       Against                        42,865,038
                       Abstain                         2,801,791
                       Broker Non-Vote                14,284,992

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

                                             DARDEN RESTAURANTS, INC.


Dated:  January 3, 2007                      By: /s/ Paula J. Shives
                                             -----------------------------------
                                                 Paula J. Shives
                                                 SENIOR VICE PRESIDENT,
                                                 GENERAL COUNSEL AND SECRETARY


Dated:  January 3, 2007                      By: /s/ C. Bradford Richmond
                                             -----------------------------------
                                                 C. Bradford Richmond
                                                 SENIOR VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)

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