Form 10-Q
period 2007-02-25
DARDEN RESTAURANTS INC
filed 2007-03-29
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer    ☐   Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of March 15, 2007: 141,382,346 (excluding 135,955,207 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Sales	$1,542.9	$1,474.2	$4,384.1	$4,208.4
Costs and expenses:
Cost of sales:
Food and beverage	453.0	431.1	1,275.2	1,239.8
Restaurant labor	498.5	472.7	1,435.8	1,362.8
Restaurant expenses	230.1	225.9	672.3	655.7

Total cost of sales, excluding restaurant depreciation and amortization of $53.5, $51.9, $159.3 and $152.9, respectively	$1,181.6	$1,129.7	$3,383.3	$3,258.3
Selling, general and administrative	140.2	130.6	424.5	394.5
Depreciation and amortization	56.8	56.1	170.2	165.0
Interest, net	10.2	10.3	30.8	32.9
Asset impairment, net	16.3	8.4	21.2	9.7

Total costs and expenses	$1,405.1	$1,335.1	$4,030.0	$3,860.4

Earnings before income taxes	137.8	139.1	354.1	348.0
Income taxes	(31.4)	(33.8)	(97.5)	(102.1)

Net earnings	$106.4	$105.3	$256.6	$245.9

Net earnings per share:
Basic	$0.74	$0.70	$1.78	$1.63

Diluted	$0.72	$0.67	$1.71	$1.56

Average number of common shares outstanding:
Basic	142.9	149.4	144.4	150.8

Diluted	148.3	156.9	149.9	157.9

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	February 25, 2007	May 28, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53.8	$42.3
Receivables, net	43.7	37.1
Inventories, net	282.4	198.7
Prepaid expenses and other current assets	33.0	29.9
Deferred income taxes	75.1	69.6

Total current assets	$488.0	$377.6
Land, buildings and equipment, net	2,483.7	2,446.0
Other assets	187.6	186.6

Total assets	$3,159.3	$3,010.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220.9	$213.2
Short-term debt	121.3	44.0
Accrued payroll	112.4	123.2
Accrued income taxes	77.7	64.8
Other accrued taxes	47.8	46.9
Unearned revenues	138.8	100.8
Current portion of long-term debt	150.0	149.9
Other current liabilities	308.9	283.3

Total current liabilities	$1,177.8	$1,026.1
Long-term debt, less current portion	492.3	494.7
Deferred income taxes	75.6	90.6
Deferred rent	135.3	138.5
Other liabilities	44.8	30.5

Total liabilities	$1,925.8	$1,780.4

Stockholders’ equity:
Common stock and surplus	$1,882.9	$1,806.4
Retained earnings	1,907.8	1,684.7
Treasury stock	(2,531.6)	(2,211.2)
Accumulated other comprehensive income (loss)	(3.9)	(5.5)
Unearned compensation	(21.4)	(44.2)
Officer notes receivable	(0.3)	(0.4)

Total stockholders’ equity	$1,233.5	$1,229.8

Total liabilities and stockholders’ equity	$3,159.3	$3,010.2

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the nine months ended February 25, 2007 and February 26, 2006

(In millions)

(Unaudited)

	Common Stock and Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 28, 2006	$1,806.4	$1,684.7	$(2,211.2)	$(5.5)	$(44.2)	$(0.4)	$1,229.8
Comprehensive income:
Net earnings	—	256.6	—	—	—	—	256.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.5)	—	—	(1.5)
Change in fair value of derivatives, net of tax of $1.5	—	—	—	3.1	—	—	3.1

Total comprehensive income							258.2
Cash dividends declared	—	(33.5)	—	—	—	—	(33.5)
Stock option exercises (3.1 shares)	38.6	—	4.0	—	—	—	42.6
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)	(20.2)	—	—	—	20.2	—	—
Stock-based compensation	21.8	—	—	—	—	—	21.8
ESOP note receivable repayments	—	—	—	—	2.6	—	2.6
Income tax benefits credited to equity	32.9	—	—	—	—	—	32.9
Purchases of common stock for treasury (8.3 shares)	—	—	(325.1)	—	—	—	(325.1)
Issuance of treasury stock under Employee Stock Purchase and other plans (0.1 shares)	3.4	—	0.7	—	—	—	4.1
Other	—	—	—	—	—	0.1	0.1

Balance at February 25, 2007	$1,882.9	$1,907.8	$(2,531.6)	$(3.9)	$(21.4)	$(0.3)	$1,233.5

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 29, 2005	$1,703.3	$1,405.8	$(1,784.8)	$(8.9)	$(41.7)	$(0.7)	$1,273.0
Comprehensive income:
Net earnings	—	245.9	—	—	—	—	245.9
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	2.7	—	—	2.7
Change in fair value of derivatives, net of tax of $0.3	—	—	—	2.2	—	—	2.2

Total comprehensive income							250.8
Cash dividends declared	—	(29.9)	—	—	—	—	(29.9)
Stock option exercises (3.5 shares)	44.4	—	5.5	—	—	—	49.9
Issuance of restricted stock (0.4 shares), net of forfeiture adjustments	13.1	—	—	—	(13.1)	—	—
Earned compensation	—	—	—	—	5.2	—	5.2
ESOP note receivable repayments	—	—	—	—	3.0	—	3.0
Income tax benefits credited to equity	30.6	—	—	—	—	—	30.6
Purchases of common stock for treasury (9.6 shares)	—	—	(338.9)	—	—	—	(338.9)
Issuance of treasury stock under Employee Stock Purchase and other plans (0.2 shares)	4.7	—	1.2	—	—	—	5.9
Other	—	—	—	—	—	0.3	0.3

Balance at February 26, 2006	$1,796.1	$1,621.8	$(2,117.0)	$(4.0)	$(46.6)	$(0.4)	$1,249.9

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Cash flows—operating activities
Net earnings	$106.4	$105.3	$256.6	$245.9
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	56.8	56.1	170.2	165.0
Asset impairment, net	16.3	8.4	21.2	9.7
Amortization of loan costs	0.5	0.8	1.4	2.5
Stock-based compensation expense	8.6	4.3	26.8	10.8
Change in current assets and liabilities	100.0	88.1	(23.1)	64.9
Contributions to postretirement plan	(0.3)	(0.1)	(0.6)	(0.3)
(Gain)/loss on disposal of land, buildings and equipment	1.2	(1.0)	1.7	0.5
Change in cash surrender value of trust owned life insurance	(3.4)	(2.3)	(8.1)	(5.7)
Deferred income taxes	(10.0)	(5.1)	(22.1)	(18.8)
Change in deferred rent	(4.3)	1.4	(0.3)	5.4
Change in other liabilities	0.1	1.8	(2.5)	3.3
Income tax benefits credited to equity	—	16.8	—	30.6
Other, net	3.5	(4.8)	5.2	3.0

Net cash provided by operating activities	$275.4	$269.7	$426.4	$516.8

Cash flows—investing activities
Sales of short term investments, net	—	10.0	—	—
Purchases of land, buildings and equipment	(88.0)	(72.9)	(270.3)	(239.1)
Proceeds from disposal of land, buildings and equipment	6.4	7.8	56.7	14.0
Increase (decrease) in other assets	1.5	0.1	0.3	(5.9)

Net cash used in investing activities	$(80.1)	$(55.0)	$(213.3)	$(231.0)

Cash flows—financing activities
Proceeds from issuance of common stock	9.2	22.5	46.8	54.6
Dividends paid	—	—	(33.5)	(29.9)
Purchases of treasury stock	(174.9)	(150.6)	(325.1)	(338.9)
Income tax benefits credited to equity	4.5	—	32.9	—
(Payments) proceeds from issuance of short-term debt, net	(18.7)	44.0	77.3	44.0
Proceeds from issuance of long-term debt	—	—	—	294.7
ESOP note receivable repayment	1.0	0.8	2.6	3.0
Repayment of long-term debt	(1.0)	(150.8)	(2.6)	(303.0)

Net cash used in financing activities	$(179.9)	$(234.1)	$(201.6)	$(275.5)

Increase (decrease) in cash and cash equivalents	15.4	(19.4)	11.5	10.3
Cash and cash equivalents—beginning of period	38.4	72.5	42.3	42.8

Cash and cash equivalents—end of period	$53.8	$53.1	$53.8	$53.1

Cash flows from changes in current assets and liabilities
Receivables, net	(6.9)	(1.1)	(6.6)	(2.7)
Inventories, net	1.7	2.1	(83.7)	(9.8)
Prepaid expenses and other current assets	1.4	1.2	(3.4)	(2.6)
Accounts payable	6.1	12.8	7.7	31.3
Accrued payroll	13.7	13.0	(10.8)	1.0
Accrued income taxes	13.3	6.4	13.0	(2.0)
Other accrued taxes	0.3	5.5	0.9	3.3
Unearned revenues	47.3	39.4	38.0	32.0
Other current liabilities	23.1	8.8	21.8	14.4

Change in current assets and liabilities	$100.0	$88.1	$(23.1)	$64.9

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background

Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, Bahama Breeze®, Smokey Bones Barbeque & Grill® and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 25, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2007.

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

Note 2. Consolidated Statements of Cash Flows

During the quarter and nine months ended February 25, 2007, we paid $11.8 million and $30.9 million, respectively, for interest (net of amounts capitalized) and $23.7 million and $74.7 million, respectively, for income taxes. Interest income of $0.2 million and $0.4 million, respectively, associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 25, 2007. During the quarter and nine months ended February 26, 2006, we paid $14.8 million and $33.2 million, respectively, for interest (net of amounts capitalized) and $15.6 million and $91.6 million, respectively, for income taxes. Interest income of $1.0 million and $3.0 million associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 26, 2006, respectively.

Note 3. Leaseback of Restaurant Support Center

On August 24, 2006, we completed the sale and leaseback of our Restaurant Support Center (RSC) for $45.2 million. The RSC houses all of our executive offices, shared service functions and concept administrative personnel. The transaction was completed in anticipation of moving the RSC to a new facility approximately four years from the date of sale. As a result of the sale and subsequent leaseback of the RSC, we recorded a $15.2 million deferred gain, which is being recognized over the four-year leaseback period on a straight-line basis. During the quarter and nine months ended February 25, 2007, we recognized $0.9 million and $2.0 million, respectively, of gain on the sale of the RSC, which is included in selling, general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Stock-Based Compensation

Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Previously, SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged, but did not require, that stock-based compensation be recognized as an expense in companies’ financial statements. Accordingly, we elected to account for our stock-based compensation plans under an intrinsic value method that required compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeded the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock on the date of grant. Accordingly, prior to the adoption of SFAS No. 123(R), no compensation expense had been recognized for stock options granted under any of our stock plans because the exercise price of all options granted was equal to the current market value of our stock on the grant date. Due to the adoption of SFAS No. 123(R), for the quarter and nine months ended February 25, 2007, we recognized $4.5 million ($2.8 million net of tax) and $13.6 million ($8.4 million net of tax), respectively, in stock-based compensation expense related to stock options and benefits granted under our Employee Stock Purchase Plan, discussed below, which reduced our diluted net earnings per share by $0.02 and $0.06, respectively.

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized stock-based compensation expense were reported as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows are not impacted and remain unchanged from what would have been reported under prior accounting standards, due to the adoption of SFAS No. 123(R) net cash flows provided by operating activities were reduced by $4.5 million and $32.9 million, respectively, and net financing cash flows were increased by $4.5 million and $32.9 million, respectively, during the quarter and nine months ended February 25, 2007, due to the classification of these tax benefits as a financing activity as opposed to an operating activity.

We adopted SFAS No. 123(R) according to the modified prospective transition method and use the Black-Scholes option pricing model to estimate the fair value of awards. Under the modified prospective transition method, we recognize compensation expense on a straight-line basis over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards granted prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) have not been restated.

Had we determined compensation expense for our stock options and benefits granted under our Employee Stock Purchase Plan for the quarter and nine months ended February 26, 2006 based on the fair value at the grant date as prescribed under SFAS No. 123, our net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

	February 26, 2006
	Quarter Ended	Nine Months Ended
	(in millions)
Net earnings, as reported	$105.3	$245.9
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1.5	4.0
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4.5)	(14.9)

Pro forma net earnings	$102.3	$235.0

Basic net earnings per share
As reported	$0.70	$1.63
Pro forma	$0.68	$1.56
Diluted net earnings per share
As reported	$0.67	$1.56
Pro forma	$0.65	$1.48

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of February 25, 2007 upon adoption of SFAS No. 123(R) and as of February 26, 2006 for purposes of pro-forma disclosure in connection with the provisions of SFAS No. 123, were as follows:

	Stock Options Granted During the Nine Months Ended
	February 25, 2007	February 26, 2006
Weighted-average fair value	$13.83	$10.63
Risk-free interest rate	5.08%	3.91%
Expected volatility of stock	34.5%	30.0%
Dividend yield	1.30%	1.20%
Expected option life	6.4 years	6.0 years

We maintain one active stock option and stock grant plan under which new awards may still be issued, the 2002 Stock Incentive Plan (2002 Plan). We also have three other stock option and stock grant plans under which we no longer can grant new awards, although awards outstanding under the plans may still vest and be exercised in accordance with their terms: the Stock Plan for Directors (Director Stock Plan), the Stock Option and Long-Term Incentive Plan of 1995 (1995 Plan) and the Restaurant Management and Employee Stock Plan of 2000 (2000 Plan). All of the plans are administered by the Compensation Committee of the Board of Directors. The 2002 Plan provides for the issuance of up to 9.55 million common shares in connection with the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), stock awards and other stock-based awards to key employees and non-employee directors. The Director Stock Plan provided for the issuance of up to 0.375 million common shares out of our treasury in connection with the granting of non-qualified stock options, restricted stock and RSUs to non-employee directors. No new awards could be granted under the Director Stock Plan after September 30, 2005. The 1995 Plan provided for the issuance of up to 33.3 million common shares in connection with the granting of non-qualified stock options, restricted stock or RSUs to key employees. The 2000 Plan provided for the issuance of up to 5.4 million shares of common stock out of our treasury as non-qualified stock options, restricted stock or RSUs. Under all of the plans, stock options are granted at a price equal to the fair value of the shares at the date of grant for terms not exceeding ten years and have various vesting periods at the discretion of the Compensation Committee. Outstanding options generally vest over one to four years. Restricted stock and RSUs granted under the 1995 Plan, 2000 Plan and 2002 Plan generally vest over periods ranging from three to five years and no sooner than one year from the date of grant. The restricted period for certain grants may be accelerated based on performance goals established by the Compensation Committee.

On June 16, 2006, the Board of Directors adopted amendments to the 2002 Plan, which were approved by our shareholders at the September 2006 annual meeting of shareholders. The amendments, among other things: (a) increased the maximum number of shares that are authorized for issuance under the 2002 Plan from 8.55 million to 9.55 million; (b) implemented a “fungible share pool” approach to manage authorized shares in order to improve the flexibility of awards going forward, and eliminated the limits on the number of restricted stock and RSU awards and the number of awards to non-employee directors; and (c) provided that, in determining the number of shares available for grant, a formula will be applied such that all future awards other than stock options and stock appreciation rights will be counted as double the number of shares covered by such award.

We also maintain the Compensation Plan for Non-Employee Directors. This plan provided that non-employee directors could elect to receive their annual retainer and meeting fees in any combination of cash, deferred cash or our common shares and authorized the issuance of up to 106.0 thousand common shares out of our treasury for this purpose. The common shares were issued under the plan in consideration of foregone retainer and meeting fees, and were issued at a value equal to the market price of our common stock on the date of grant. No new awards could be made under the Compensation Plan for Non-Employee Directors after September 30, 2005.

On December 15, 2005, the Board of Directors approved the Director Compensation Program, effective as of October 1, 2005, which replaced the Director Stock Plan and the Compensation Plan for Non-Employee Directors. The Director Compensation Program provides for payments to non-employee directors of: (a) an annual retainer and meeting fees for regular or special Board meetings and committee meetings; (b) an initial award of non-qualified stock options to purchase 12.5 thousand shares of common stock upon becoming a director of the Company

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the first time; (c) an additional award of non-qualified stock options to purchase 3.0 thousand shares of common stock annually upon election or re-election to the Board; and (d) an annual award of common stock with a fair market value of $100.0 thousand on the date of grant. Directors may elect to have their cash compensation paid in any combination of current or deferred cash, common stock or salary replacement options. Deferred cash compensation may be invested on a tax-deferred basis in the same manner as deferrals under our non-qualified deferred compensation plan. Directors may elect to have their annual stock award paid in the form of common stock or cash, or a combination thereof, or deferred. All stock options and other stock or stock-based awards that are part of the compensation paid or deferred pursuant to the Director Compensation Program are awarded under the 2002 Plan.

The following table presents a summary of our stock option activity as of and for the nine months ended February 25, 2007:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	18.2	$19.15
Options granted	1.6	36.14
Options exercised	(3.1)	13.89
Options cancelled	(0.1)	27.56

Outstanding end of period	16.6	$21.69	5.84	$348.8

Exercisable	11.0	$17.68	4.55	$275.6

During the quarter and nine months ended February 25, 2007, we recognized $4.0 million ($2.5 million net of tax) and $12.6 million ($7.8 million net of tax), respectively, in stock-based compensation expense related to stock options. The total intrinsic value of options exercised during the nine months ended February 25, 2007 and February 26, 2006 was $82.6 million and $76.8 million, respectively. Cash received from option exercises during the nine months ended February 25, 2007 and February 26, 2006 was $42.6 million and $49.9 million, respectively.

As of February 25, 2007, there was $31.7 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of stock options that vested during the nine months ended February 25, 2007 was $16.6 million.

Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant. Restrictions lapse with regard to restricted stock, and RSUs are settled in shares, at the end of their vesting periods, which is generally four years. For the quarter and nine months ended February 25, 2007, we recognized $1.4 million ($0.9 million net of tax) and $4.5 million ($2.8 million net of tax), respectively, in stock-based compensation expense related to restricted stock and RSUs.

The following table presents a summary of our restricted stock and RSU activity as of and for the nine months ended February 25, 2007:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	1.4	$25.06
Shares granted	0.1	36.21
Shares vested	(0.2)	23.60
Shares cancelled	(0.1)	27.49

Outstanding end of period	1.2	$26.11

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 25, 2007, there was $17.7 million of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock and RSUs that vested during the nine months ended February 25, 2007 was $5.4 million.

Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and generally will be settled in cash at the end of their vesting periods, which range between four and five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period and is amortized over the vesting period. For the quarter and nine months ended February 25, 2007, we recognized $2.4 million ($1.5 million net of tax) and $5.0 million ($3.1 million net of tax), respectively, in stock-based compensation expense related to Darden stock units.

The following table presents a summary of our Darden stock unit activity as of and during the nine months ended February 25, 2007:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.7	$36.51
Units granted	0.4	34.75
Units vested	—	—
Units cancelled	(0.1)	31.39

Outstanding end of period	1.0	$40.25

As of February 25, 2007, there was $17.0 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 3.5 years.

During the nine months ended February 25, 2007, we issued 0.29 million performance stock units with a fair value on the date of grant of $35.81 per share that will be settled in shares of our common stock upon vesting. The performance stock units vest over a period of five years following the date of grant, and the annual vesting target for each fiscal year is 20 percent of the total number of units covered by the award. The number of units that actually vests each year will be determined based on the achievement of Company performance criteria set forth in the award agreement and may range from zero to 150 percent of the annual target. Holders will receive one share of common stock for each performance stock unit that vests. During the quarter and nine months ended February 25, 2007, we recognized $0.2 million ($0.1 million net of tax) and $2.5 million ($1.6 million net of tax), respectively, of stock-based compensation expense related to the vesting of performance stock units. As of February 25, 2007, there was $7.4 million of unrecognized compensation cost related to unvested performance stock units granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 4.7 years.

We maintain the Darden Restaurants, Inc. Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own five percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 3.6 million shares are available for purchase by employees at a purchase price that is 85 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. During the quarter and nine months ended February 25, 2007, we recorded $0.5 million ($0.3 million net of tax) and $1.0 million ($0.6 million net of tax), respectively, of stock-based compensation expense related to the plan. Cash received from employees pursuant to the Employee Stock Purchase Plan during the nine months ended February 25, 2007 and February 26, 2006 was $4.1 million and $4.4 million, respectively.

During the quarter and nine months ended February 25, 2007, we recognized $0.1 million ($0.1 million net of tax) and $1.2 million ($0.7 million net of tax), respectively, of stock-based compensation expense related to stock granted to Directors pursuant to the Director Compensation Program and to employees for performance awards.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Provision for Impaired Assets

During the quarter and nine months ended February 25, 2007, we recorded $16.3 million and $21.5 million of long-lived asset impairment charges, respectively, based on an evaluation of expected cash flows. During the nine months ended February 25, 2007, we also recorded ($0.3) million of gains related to the sale of previously impaired restaurants. During the quarter and nine months ended February 26, 2006, we recorded $8.9 million and $10.3 million of long-lived asset impairment charges, respectively, based on an evaluation of expected cash flows. During the quarter and nine months ended February 26, 2006, we also recorded ($0.5) million and ($0.6) million of gains, respectively, related to the sale of previously impaired restaurants. These impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.

Note 6. Income Taxes

The effective income tax rate for the quarter and nine months ended February 25, 2007 was 22.8 percent and 27.5 percent, respectively, compared to an effective income tax rate of 24.3 percent and 29.3 for the quarter and nine months ended February 26, 2006, respectively. The decrease in the tax rate in fiscal 2007 is primarily attributable to an increase in FICA tax credits for employee-reported tips that we expect to receive for fiscal 2007 and a decrease in our federal effective income tax rate resulting from the favorable resolution of prior year tax matters expensed in prior years.

Note 7. Long-Term Debt

We maintain a credit facility under a Credit Agreement dated August 16, 2005 with a consortium of banks under which we can borrow up to $500.0 million. As part of the Credit Agreement, we may request issuance of up to $100.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The Credit Agreement supports our commercial paper borrowing program and expires on August 15, 2010. We are required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee are subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Credit Agreement are unsecured. As of February 25, 2007 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of February 25, 2007, there was $121.3 million of commercial paper and no letters of credit outstanding, which were backed by this facility. As of February 25, 2007, we were in compliance with all covenants under the Credit Agreement.

Note 8. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 1.7 million and 0.3 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarter and nine months ended February 25, 2007, respectively, because the effect would have been anti-dilutive. Options to purchase 28.9 thousand and 36.4 thousand shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarter and nine months ended February 26, 2006, respectively, for the same reason.

Note 9. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities regulations, we repurchased 4.3 million and 8.3 million shares of our common stock for $174.9 million and $325.1 million during the quarter and nine months ended February 25, 2007, respectively, resulting in a cumulative repurchase of 140.8 million shares as of February 25, 2007.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Service cost	$1.5	$1.3	$0.2	$0.2
Interest cost	2.2	2.0	0.2	0.2
Expected return on plan assets	(3.4)	(3.3)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	1.4	1.2	0.1	0.1

Net periodic benefit cost	$1.7	$1.2	$0.5	$0.5

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Service cost	$4.5	$3.9	$0.5	$0.5
Interest cost	6.7	6.0	0.7	0.7
Expected return on plan assets	(10.3)	(9.9)	—	—
Amortization of unrecognized prior service cost	0.1	0.1	—	—
Recognized net actuarial loss	4.1	4.0	0.2	0.2

Net periodic benefit cost	$5.1	$4.1	$1.4	$1.4

Note 11. Derivative Instruments and Hedging Activities

During the quarter ended February 25, 2007, we entered into natural gas collars to reduce the risk of natural gas price fluctuations. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in their fair value are not included in current earnings but are reported in accumulated other comprehensive income (loss). These changes in fair value are subsequently reclassified into earnings when the natural gas is purchased and used in our operations. The fair value of these contracts was a net gain of $1.4 million at February 25, 2007 and is expected to be reclassified from accumulated other comprehensive income (loss) into restaurant expenses during fiscal 2008. To the extent these derivatives are not effective in offsetting the variability of the hedged cash flows, changes in their fair value are immediately recognized in earnings as a component of restaurant expenses.

Note 12. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 25, 2007 and May 28, 2006, we had $75.0 million and $77.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 25, 2007 and May 28, 2006, we also had $10.8 million and $12.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

or liquidity. The following is a brief description of the more significant of these matters. In view of the inherent uncertainties of litigation, the outcome of any unresolved matters described below cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In August 2003, three former employees in Washington filed a purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. We believe we provided the required rest breaks to our employees, and have engaged in mediation to assess whether the case can be resolved without protracted litigation. If mediation is unsuccessful, we intend to resume our vigorous defense.

Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11.0 million to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at February 25, 2007. The settlement agreement has received final court approval and we expect payment of the settlement proceeds to occur before the end of fiscal 2007.

In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. We have filed a petition opposing the arbitrator’s decision; no decision on the petition has yet been rendered and no class has been certified. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. We believe that our policies and practices were lawful and that we have strong defenses to both cases.

On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. We cooperated with the staff, provided information and made some voluntary adjustments to the disclosure of dormancy fees related to our gift cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act by allegedly failing to give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, were subject to a gradual reduction in value by a dormancy fee. We discontinued the imposition of dormancy fees on October 12, 2006 and informed the FTC staff of our action. We continue to cooperate with the FTC in order to resolve this matter to both our and the FTC’s satisfaction.

Note 13. Future Application of Accounting Standards

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Accordingly, this issue will not impact the way we record these sales taxes in our consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the provisions of FIN 48 in the first quarter of fiscal 2008. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but SFAS No. 158 does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year. However, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7.0 million and ($17.7 million) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders’ equity by approximately $34.5 million, on an after-tax basis.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 is effective for the first fiscal year ending after November 15, 2006. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

Note 14. Subsequent Events

On March 15, 2007, we repaid at maturity our $150.0 million unsecured medium-term notes with cash from short-term borrowings.

On March 16, 2007, the Board of Directors declared a cash dividend of twenty-three cents per share to be paid May 1, 2007 to all shareholders of record as of the close of business on April 10, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 25, 2007 and February 26, 2006.

	Quarter Ended		Nine Months Ended
	February 25, 2007	February 26, 2006	February 25, 2007	February 26, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	29.4	29.2	29.1	29.5
Restaurant labor	32.3	32.1	32.8	32.4
Restaurant expenses	14.9	15.3	15.3	15.6

Total cost of sales, excluding restaurant depreciation and amortization of 3.5%, 3.5%, 3.6% and 3.6%, respectively	76.6%	76.6%	77.2%	77.5%
Selling, general and administrative	9.0	8.9	9.6	9.4
Depreciation and amortization	3.7	3.8	3.9	3.9
Interest, net	0.7	0.7	0.7	0.8
Asset impairment, net	1.1	0.6	0.5	0.2

Total costs and expenses	91.1%	90.6%	91.9%	91.8%

Earnings before income taxes	8.9	9.4	8.1	8.2
Income taxes	(2.0)	(2.3)	(2.2)	(2.4)

Net earnings	6.9%	7.1%	5.9%	5.8%

OVERVIEW OF OPERATIONS

Our sales were $1.54 billion and $4.38 billion for the third quarter and first nine months of fiscal 2007, respectively, compared to $1.47 billion and $4.21 billion for the third quarter and first nine months of fiscal 2006, respectively. The 4.7 percent and 4.2 percent increases in sales for the third quarter and first nine months of fiscal 2007, respectively, were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 38 company-owned restaurants since the third quarter of fiscal 2006. For the third quarter of fiscal 2007, our net earnings were $106.4 million compared to $105.3 million for the third quarter of fiscal 2006, a 1.0 percent increase, and our diluted net earnings per share were $0.72 for the third quarter of fiscal 2007 compared to $0.67 for the third quarter of fiscal 2006, a 7.5 percent increase. For the first nine months of fiscal 2007, our net earnings were $256.6 million compared to $245.9 million for the first nine months of fiscal 2006, a 4.3 percent increase, and our diluted net earnings per share were $1.71 for the first nine months of fiscal 2007 compared to $1.56 for the first nine months of fiscal 2006, a 9.6 percent increase.

Olive Garden reported its 50th consecutive quarter of U.S. same-restaurant sales growth during the third quarter of fiscal 2007 with a 1.0 percent increase. Olive Garden has opened 28 net new restaurants since the third quarter of fiscal 2006, while increasing U.S. same-restaurant sales. Red Lobster’s U.S. same-restaurant sales for the third quarter of fiscal 2007 increased 4.6 percent. Red Lobster delivered profitable growth while improving the guest experience. Bahama Breeze’s same-restaurant sales decreased 0.4 percent in the third quarter of fiscal 2007. Bahama Breeze continues to position itself for new restaurant growth. Smokey Bones same-restaurant sales decreased 5.2 percent in the third quarter of fiscal 2007 and its results continue to be below our expectations. We are testing a new direction for the business to broaden guest appeal and increase visit frequency, and, in November

2006, we opened a new repositioned Smokey Bones restaurant in Cuyahoga Falls, Ohio, named Rocky River GrillhouseSM. To date, that restaurant has performed well. Subsequent to the end of the third quarter of fiscal 2007, we opened a converted Smokey Bones restaurant as a Rocky River Grillhouse on March 19, 2007 in Castleton, Indiana, and are planning to convert several more Smokey Bones into Rocky River Grillhouses by the end of fiscal 2008. We are also engaged in a comprehensive review of the Smokey Bones business.

Effective May 29, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS No. 123(R) using the modified prospective transition method and are using the Black-Scholes option pricing model to estimate the fair value of awards granted. The modified prospective transition method recognizes compensation expense over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards issued prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) have not been restated.

We recognized total stock-based compensation of $8.6 million and $26.8 million for the quarter and nine months ended February 25, 2007, respectively, and $4.3 million and $10.8 million for the quarter and nine months ended February 26, 2006, respectively. The increase in total stock-based compensation was primarily due to $4.7 million and $13.9 million, respectively, in incremental stock-based compensation expense during the quarter and nine months ended February 25, 2007 due to the adoption of SFAS No. 123(R) related to stock options and benefits granted under our Employee Stock Purchase Plan. In addition, we recognized $2.0 million in incremental expense during fiscal 2007 related to restricted stock, Darden stock units and performance stock unit awards, which has always been required to be recognized as a component of net earnings.

SALES

Sales were $1.54 billion and $1.47 billion for the quarters ended February 25, 2007 and February 26, 2006, respectively. The 4.7 percent increase in sales for the third quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Red Lobster and Olive Garden and a net increase of 38 company-owned restaurants since the third quarter of fiscal 2006. Olive Garden’s sales of $722.4 million were 4.9 percent above last year’s third quarter, driven primarily by a 1.0 percent increase in U.S. same-restaurant sales and its 28 net new restaurants in operation since the third quarter of last year. Olive Garden achieved its 50th consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 2.7 percent increase in average check partially offset by a 1.7 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $684.2 million were 5.0 percent above last year’s third quarter, which resulted primarily from a 4.6 percent increase in U.S. same-restaurant sales and a net increase of three company-owned restaurants since the third quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 4.9 percent increase in average check, partially offset by a 0.3 percent decrease in same-restaurant guest counts. Bahama Breeze sales of $38.0 million decreased $0.2 million compared to last year’s third quarter driven by a 0.4 percent decrease in same-restaurant sales. Smokey Bones sales of $87.2 million were 1.5 percent below last year’s third quarter as a result of a 5.2 percent decrease in same-restaurant sales, partially offset by four net new restaurants in operation since the third quarter of last year.

Sales were $4.38 billion and $4.21 billion for the nine months ended February 25, 2007 and February 26, 2006, respectively. The 4.2 percent increase in sales for the first nine months of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 38 company-owned restaurants since the third quarter of fiscal 2006. Olive Garden’s sales of $2.07 billion were 6.0 percent above last year, driven primarily by a 2.3 percent increase in U.S. same-restaurant sales and its 28 net new restaurants in operation since the third quarter of fiscal 2006. The increase in U.S. same-restaurant sales resulted primarily from a 1.7 percent increase in average check and a 0.6 percent increase in same-restaurant guest counts. Red Lobster’s sales of $1.91 billion were 1.9 percent above last year, which resulted primarily from a 1.1% increase in U.S. same-restaurant sales and a net increase of three company-owned restaurants. The increase in U.S. same-restaurant sales resulted primarily from a 2.9 percent increase in average check, partially offset by a 1.8 percent decrease in same-restaurant guest counts. Bahama Breeze sales of $120.3 million were 0.3 percent above last year, driven by a 0.3 percent increase in same-restaurant sales. Smokey Bones sales of $256.4 million were 3.6 percent above last year primarily as a result of its four net new restaurants in operation since the third quarter of fiscal 2006. Same-restaurant sales at Smokey Bones decreased 7.0 percent in the first nine months of fiscal 2007 compared to the same period last year.

COSTS AND EXPENSES

Total costs and expenses were $1.41 billion and $1.34 billion for the quarters ended February 25, 2007 and February 26, 2006, respectively. As a percent of sales, total costs and expenses increased from 90.6 percent in the third quarter of fiscal 2006 to 91.1 percent in the third quarter of fiscal 2007.

Food and beverage costs increased $21.9 million, or 5.1 percent, from $431.1 million to $453.0 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percent of sales, food and beverage costs increased in the third quarter of fiscal 2007 primarily as a result of menu mix changes related to the timing of Olive Garden and Red Lobster promotions. Restaurant labor increased $25.8 million, or 5.5 percent, from $472.7 million to $498.5 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percent of sales, restaurant labor costs increased in the third quarter of fiscal 2007 primarily as a result of an increase in wage rates and an increase in FICA taxes on higher reported tips, which were partially offset by increased sales leverage at Olive Garden and Red Lobster and lower employee health insurance expenses. The increase in FICA tax expense on higher reported tips is fully offset at the consolidated net earnings level by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) increased $4.2 million, or 1.9 percent, from $225.9 million to $230.1 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percent of sales, restaurant expenses decreased in the third quarter of fiscal 2007 primarily as a result of increased sales leverage at Olive Garden and Red Lobster, lower utilities expenses and lower new restaurant pre-opening expenses due to the opening of seven fewer new restaurants, which were partially offset by higher workers’ compensation and public liability insurance expenses.

Selling, general and administrative expenses increased $9.6 million, or 7.3 percent, from $130.6 million to $140.2 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percent of sales, selling, general and administrative expenses increased in the third quarter of fiscal 2007 primarily as a result of stock-based compensation expenses related to the adoption of SFAS No. 123(R) and a shift in the timing of marketing expenses related to promotion shifts, partially offset by a decrease in legal settlement charges recorded in the third quarter of fiscal 2006 and increased sales leverage at Olive Garden and Red Lobster.

Depreciation and amortization expense increased $0.7 million, or 1.2 percent, from $56.1 million to $56.8 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. As a percent of sales, depreciation and amortization expense decreased slightly between the third quarter of fiscal 2006 and the third quarter of fiscal 2007 as new restaurant activity was offset by increased sales leverage at Olive Garden and Red Lobster.

Net interest expense decreased $0.1 million, or 1.0 percent, from $10.3 million in the third quarter of fiscal 2006 to $10.2 million in the third quarter of fiscal 2007. As a percent of sales, net interest expense was the same in the third quarter of fiscal 2007 and the third quarter of fiscal 2006.

Net asset impairment charges were $16.3 million in the third quarter of fiscal 2007 compared to $8.4 million in the third quarter of fiscal 2006. As a percent of sales, net asset impairment charges increased in the third quarter of fiscal 2007 primarily as a result of the impairment of five Bahama Breeze, one Red Lobster and one Smokey Bones restaurant during the third quarter of fiscal 2007, compared to the impairment of five Smokey Bones restaurants in the third quarter of fiscal 2006.

Total costs and expenses were $4.03 billion and $3.86 billion for the nine months ended February 25, 2007 and February 26, 2006, respectively. As a percent of sales, total costs and expenses increased from 91.8 percent in the first nine months of fiscal 2006 to 91.9 percent in the first nine months of fiscal 2007.

Food and beverage costs increased $35.4 million, or 2.9 percent, from $1.24 billion to $1.28 billion in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. As a percent of sales, food and beverage costs decreased in the first nine months of fiscal 2007 primarily as a result of lower commodity costs principally related to chicken and dairy purchases, partially offset by an unfavorable menu mix. Restaurant labor costs increased $73.0 million, or 5.4 percent, from $1.36 billion to $1.44 billion in the first nine months of fiscal

2007 compared to the first nine months of fiscal 2006. As a percent of sales, restaurant labor costs increased in the first nine months of fiscal 2007 primarily as a result of an increase in wage rates and an increase in FICA taxes on higher reported tips, which were partially offset by increased sales leverage at Olive Garden and Red Lobster and lower restaurant level bonuses at Olive Garden and Red Lobster. The increase in FICA tax expense on higher reported tips is fully offset at the consolidated net earnings level by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses increased $16.6 million, or 2.5 percent, from $655.7 million to $672.3 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. As a percent of sales, restaurant expenses decreased in the first nine months of fiscal 2007 primarily as a result of lower workers’ compensation expenses and public liability insurance expenses and lower new restaurant pre-opening expenses due to the opening of 18 fewer new restaurants, which were partially offset by unfavorable sales leverage at Smokey Bones and higher utility expenses.

Selling, general and administrative expenses increased $30.0 million, or 7.6 percent, from $394.5 million to $424.5 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. As a percent of sales, selling, general and administrative expenses increased in the first nine months of fiscal 2007 primarily as a result of stock-based compensation expense related to the adoption of SFAS No. 123(R) and a shift in the timing of marketing expenses related to promotion shifts, partially offset by increased sales leverage at Olive Garden and Red Lobster and a decrease in legal settlement charges recorded in the third quarter of fiscal 2006.

Depreciation and amortization expense increased $5.2 million, or 3.2 percent, from $165.0 million to $170.2 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2007. As a percent of sales, depreciation and amortization expense decreased slightly between the first nine months of fiscal 2006 and the first nine months of fiscal 2007 as new restaurant activity was partially offset by increased sales leverage at Olive Garden and Red Lobster.

Net interest expense decreased $2.1 million, or 6.4 percent, from $32.9 million to $30.8 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. As a percent of sales, net interest expense decreased in the first nine months of fiscal 2007 primarily as a result of lower average debt balances in fiscal 2007 and increased sales leverage at Olive Garden and Red Lobster.

Net asset impairment charges were $21.2 million in the first nine months of fiscal 2007 compared to $9.7 million in the first nine months of fiscal 2006. As a percent of sales, net asset impairment charges increased in the first nine months of fiscal 2007 primarily as a result of the impairment of a total of 11 Smokey Bones, Red Lobster and Bahama Breeze restaurants during the period, compared to the impairment of five Smokey Bones restaurants during the first nine months of fiscal 2006.

INCOME TAXES

The effective income tax rate for the third quarter and first nine months of fiscal 2007 was 22.8 percent and 27.5 percent, respectively, compared to an effective income tax rate of 24.3 percent and 29.3 in the third quarter and first nine months of fiscal 2006, respectively. The rate decrease in fiscal 2007 was primarily due to an increase in FICA tax credits for employee-reported tips that we expect to receive for fiscal 2007 and a decrease in our federal effective income tax rate resulting from the favorable resolution of prior year tax matters expensed in prior years, partially offset by an increase in our effective state income tax rate resulting from the unfavorable resolution of prior year tax matters.

NET EARNINGS AND NET EARNINGS PER SHARE

For the third quarter of fiscal 2007, our net earnings were $106.4 million compared to $105.3 million in the third quarter of fiscal 2006, a 1.0 percent increase, and our diluted net earnings per share were $0.72 compared to $0.67 in the third quarter of fiscal 2006, a 7.5 percent increase. At Olive Garden, increased sales, lower restaurant expenses and lower depreciation and amortization expenses as a percent of sales more than offset increased food and beverage costs, restaurant labor costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit increased for Olive Garden in the third quarter of fiscal 2007, although, as a percent of sales, operating profit decreased from fiscal 2006. At Red Lobster, increased sales and lower restaurant labor costs, restaurant expenses and depreciation and amortization expenses as a percent of sales more than offset higher food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, Red Lobster had an operating profit increase in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, although, as a percent of sales, operating profit decreased from fiscal 2006. The increase in both our net earnings and diluted net earnings per share for the third quarter of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Red Lobster and Olive Garden, new restaurant growth and decreases in our consolidated restaurant expenses as a percent of sales, which more than offset increased food and beverage costs, restaurant labor costs and selling, general and administrative expenses as a percent of sales.

For the first nine months of fiscal 2007, our net earnings were $256.6 million compared to $245.9 million for the first nine months of fiscal 2006, a 4.4 percent increase, and our diluted net earnings per share were $1.71 compared to $1.56 in the first nine months of fiscal 2006, a 9.6 percent increase. At Olive Garden, increased sales and lower food and beverage costs and restaurant expenses as a percent of sales more than offset increased restaurant labor costs and selling, general and administrative expenses as a percent of sales, resulting in increased operating profit over the first nine months of fiscal 2006. At Red Lobster, increased sales and lower food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales more than offset higher restaurant labor costs and selling, general and administrative expenses as a percent of sales. As a result, Red Lobster had an operating profit increase in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The increase in both our net earnings and diluted net earnings per share for the first nine months of fiscal 2007 was primarily due to increased U.S. same-restaurant sales at Olive Garden and Red Lobster, new restaurant growth and decreases in our consolidated food and beverage costs and restaurant expenses as a percent of sales, which more than offset increased restaurant labor costs and selling, general and administrative expenses as a percent of sales.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants open at the end of the third quarter of fiscal 2007, compared with the number open at the end of fiscal 2006 and the end of the third quarter of fiscal 2006.

	February 25, 2007	May 28, 2006	February 26, 2006
Red Lobster - USA	653	651	649
Red Lobster - Canada	30	31	31

Total	683	682	680

Olive Garden - USA	597	576	569
Olive Garden - Canada	6	6	6

Total	603	582	575

Bahama Breeze	32	32	32
Smokey Bones	129	126	125
Seasons 52	7	5	4

Total	1,454	1,427	1,416

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

Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, we have a credit facility under a Credit Agreement dated August 16, 2005, with a consortium of banks, under which we can borrow up to $500.0 million. As part of this credit facility, we may request issuance of up to $100.0 million in letters of credit. The borrowings and letters of credit obtained under the Credit Agreement may be denominated in U.S. dollars or other currencies approved by the banks. The Credit Agreement allows us to borrow at interest rates that vary based on a spread over (i) LIBOR or (ii) a base rate that is the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR is determined by our debt rating. We may also request that loans be made at interest rates offered by one or more of the banks, which may vary from the LIBOR or base rate. The credit facility expires on August 15, 2010, and contains various restrictive covenants, including a leverage test that requires us to maintain a ratio of consolidated total debt to consolidated total capitalization of less than 0.65 to 1.00 and a limitation on secured debt and debt owed by subsidiaries, subject to certain exceptions, of 10 percent of our consolidated tangible net worth. The credit facility does not, however, contain a prohibition on borrowing in the event of a ratings downgrade or a Material Adverse Effect, as defined in the Credit Agreement. None of these covenants is expected to limit our liquidity or capital resources. As of February 25, 2007, we were in compliance with all covenants under the Credit Agreement. As of February 25, 2007 and May 28, 2006, no borrowings under the Credit Agreement were outstanding. However, as of February 25, 2007, there was $121.3 million of commercial paper and no letters of credit outstanding, which were backed by this facility.

At February 25, 2007, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$150.0 million of unsecured 6.000 percent senior notes due August 2035; and

•	An unsecured, variable rate $19.9 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We had $150.0 million of unsecured 5.750 percent medium-term notes due March 15, 2007 included in current liabilities as current portion of long-term debt as of February 25, 2007, which we repaid at maturity with cash from short-term debt.

In September 2005, we used a portion of the proceeds from our issuance of the 4.875 percent and 6.000 percent senior notes, which were issued in August 2005, to repay $150.0 million of unsecured 8.375 percent senior notes at maturity. The proceeds from the issuance of the senior notes in August 2005 and the repayment of the $150.0 million of senior notes in September 2005 are included in net cash flows used in financing activities for the quarter and nine months ended February 26, 2006. Through a shelf registration on file with the Securities and Exchange Commission (SEC), we may issue up to an additional $300.0 million of unsecured debt securities from time to time. The debt securities may bear interest at either fixed or floating rates and will have such other terms as determined at the time of any issuance.

A table of our contractual obligations and other commercial commitments as of May 28, 2006 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. Other than an increase in our short-term debt from $44.0 million at May 28, 2006 to $121.3 million at February 25, 2007 and an increase in our purchase obligations from $607.9 million at May 28, 2006 to $825.7 million at February 25, 2007, there have been no significant changes to our contractual obligations and other commercial commitments during the nine months ended February 25, 2007. The increase in our short-term debt is principally due to the timing and terms of seasonal inventory purchases, capital expenditures and related payments during the period and the use of commercial paper to manage to desired debt leverage targets. The increase in our purchase obligations, which are principally related to commitments for food and beverage items and supplies, is primarily a result of our seasonal inventory and operational needs.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 4.3 million shares of our common stock for $174.9 million in the third quarter of fiscal 2007, compared to 3.7 million shares for $150.6 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net cash flows used by financing activities included our repurchase of 8.3 million shares of our common stock for $325.1 million compared to 9.6 million shares for $338.9 million for the first nine months of fiscal 2006. As of February 25, 2007, we have repurchased a total of 140.8 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities increased to $275.4 million in the third quarter of fiscal 2007 from $269.7 million in the third quarter of fiscal 2006 primarily as a result of the timing of purchases of inventories and restaurant level services, which were partially offset by the reclassification of excess income tax benefits from the exercise of employee stock options from an operating activity to a financing activity as required following the adoption of SFAS No. 123(R). Net cash flows provided by operating activities decreased to $426.7 million for the first nine months of fiscal 2007 from $516.8 million for the first nine months of fiscal 2006 primarily as a result of the timing of purchases of inventories and restaurant level services and the classification of excess income tax benefits from the exercise of employee stock options as a financing activity, as opposed to an operating activity, as required following the adoption of SFAS No. 123(R) in fiscal 2007.

Net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, replacing equipment and technology initiatives. Capital expenditures were $88.0 million and $270.3 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $72.9 million and $239.1 million in the third quarter and first nine months of fiscal 2006, respectively. The increased expenditures in the third quarter and first nine months of fiscal 2007 resulted primarily from increased spending associated with restaurant replacement assets and technology initiatives. We also received $45.2 million in cash during the first nine months of fiscal 2007 in connection with the sale and leaseback of our current Restaurant Support Center (RSC).

Net cash flows used in financing activities included $33.5 million in dividends paid in the first nine months of fiscal 2007, compared to $29.9 million for the same period in fiscal 2006. On September 14, 2006, the Board of Directors declared an increase in the semi-annual cash dividend to twenty-three cents per share to be paid on November 1, 2006 to all shareholders of record as of the close of business on October 10, 2006. Based on this twenty-three cent semi-annual dividend declaration, our indicated annual dividend is forty-six cents per share. In fiscal 2006, we paid semi-annual dividends of twenty cents per share. Additionally, cash flows provided by financing activities for the third quarter and first nine months of fiscal 2007 increased due to the classification of excess income tax benefits from the exercise of employee stock options as a financing activity, as opposed to an operating activity, as required following the adoption of SFAS No. 123(R) in fiscal 2007.

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

FINANCIAL CONDITION

Our current assets totaled $488.0 million at February 25, 2007, compared to $377.6 million at May 28, 2006. The increase resulted primarily from an increase in inventories which were $282.4 million at February 25, 2007 compared to $198.7 million at May 28, 2006, principally due to seasonality.

Our current liabilities totaled $1.18 billion at February 25, 2007, compared to $1.03 billion at May 28, 2006. Short term debt totaled $121.3 million at February 25, 2007 compared to $44.0 million at May 28, 2006 principally due to the timing and terms of seasonal inventory purchases, capital expenditures and related payments during the third quarter and the use of commercial paper to manage to desired debt leverage targets. Accrued payroll of $112.4 million at February 25, 2007, decreased from $123.2 million at May 28, 2006, principally due to the payout of fiscal 2006 incentive compensation during the first quarter of fiscal 2007, which is partially offset by the amounts accrued for fiscal 2007 incentive compensation. Unearned revenues of $138.8 million at February 25, 2007, increased from $100.8 million at May 28, 2006, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other liabilities increased to $44.8 million at February 25, 2007 from $30.5 million at May 28, 2006 principally due to the non-current portion of the deferred gain on the sale and leaseback of the RSC in the first fiscal quarter of 2007.

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

Our accounting policies regarding land, buildings and equipment, including leasehold improvements, include our judgments regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated or amortized, the determination of what constitutes expected lease term and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates could produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized, or as our expectations of estimated future cash flows change.

Leases

We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods we are reasonably assured to exercise because failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

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

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as brand repositioning efforts, as in the case of Smokey Bones. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge. During the nine months ended February 25, 2007, based on an evaluation of expected cash flows, we recognized charges of $21.2 million ($13.1 million after-tax) primarily related to the impairment of one Olive Garden restaurant, which was closed, one Red Lobster restaurant, four Smokey Bones restaurants and five Bahama Breeze restaurants. During the first nine months of fiscal 2006, based on an evaluation of expected cash flows, we recognized charges of $9.7 million ($6.0 million after-tax) primarily related to the closing of three Smokey Bones restaurants and the impairment of two other Smokey Bones restaurants, which continue to operate.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. Accordingly, this issue will not impact the way we record these sales taxes in our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the provisions of FIN 48 in the first quarter of fiscal 2008. We have not yet determined the impact the adoption of FIN 48 will have, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but SFAS No. 158 does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year. However, this provision is not effective for companies until fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of May 28, 2006, our defined benefit plans and postretirement benefit plan would have been $7.0 million and ($17.7 million) over (under) funded, respectively. To recognize our over (under) funded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease our stockholders’ equity by approximately $34.5 million, on an after-tax basis.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 is effective for the first fiscal year ending after November 15, 2006. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. We are currently evaluating the impact of SAB 108 on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate” and “project,” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2006:

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

•	increased advertising and marketing costs;

•	higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;

•	unfavorable publicity relating to food safety, communicable illnesses or other concerns;

•	a lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;

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

•	our plans to continue to improve the financial performance of Bahama Breeze to support new restaurant growth; and

•	the continued business weakness at Smokey Bones.

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 25, 2007, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $11.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $45.1 million. The fair value of our long-term fixed rate debt during the first nine months of fiscal 2007 averaged $630.0 million, with a high of $641.3 million and a low of $617.7 million.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 25, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 25, 2007.

During the fiscal quarter ended February 25, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In August 2003, three former employees in Washington filed a purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. We believe we provided the required rest breaks to our employees, and have engaged in mediation to assess whether the case can be resolved without protracted litigation. If mediation is unsuccessful, we intend to resume our vigorous defense.

Beginning in 2002, a total of five purported class action lawsuits were filed in Superior Courts of California (two each in Los Angeles County and Orange County, and one in Sacramento County) in which the plaintiffs allege that they and other current and former service managers, beverage and hospitality managers and culinary managers were improperly classified as exempt employees under California labor laws. The plaintiffs sought unpaid overtime wages and penalties. Two of the cases were removed to arbitration under our mandatory arbitration program, one was stayed to allow consideration of judicial coordination with the other cases, one is proceeding as an individual claim, and one remains a purported class action litigation matter. Although we believe we correctly classified these employees, to avoid potentially costly and protracted litigation, we agreed in fiscal 2006 to a settlement. Without admitting any liability, we agreed to pay up to a maximum total of $11.0 million to settle all five cases, which was fully accrued as of May 28, 2006 and is included in other current liabilities at February 25, 2007. The settlement agreement has received final court approval and we expect payment of the settlement proceeds to occur before the end of fiscal 2007.

In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. We have filed a petition opposing the arbitrator’s decision; no decision on the petition has yet been rendered and no class has been certified. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. We believe that our policies and practices were lawful and that we have strong defenses to both cases.

On March 23, 2006, we received a notice that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. We cooperated with the staff, provided information and made some voluntary adjustments to the disclosure of dormancy fees related to our gift cards. On July 26, 2006, we were notified that the FTC staff had concluded that we had violated Section 5 of the FTC Act by allegedly failing to give adequate notice to consumers that our gift cards, if not used for 24 consecutive months, were subject to a gradual reduction in value by a dormancy fee. We discontinued the imposition of dormancy fees on October 12, 2006 and informed the FTC staff of our action. We continue to cooperate with the FTC in order to resolve this matter to both our and the FTC’s satisfaction.

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 25, 2007. Since commencing repurchases in December 1995, we have repurchased a total of 140.8 million shares through February 25, 2007 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 27, 2006 through December 31, 2006	1,289,187	$40.48	1,289,187	24,648,854
January 1, 2007 through January 28, 2007	1,810,193	$39.48	1,810,193	22,838,661
January 29, 2007 through February 25, 2007	1,238,562	$41.42	1,238,562	21,600,099

Total	4,337,942	$40.33	4,337,942	21,600,099

(1)	All of the shares purchased during the quarter ended February 25, 2007 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.	Exhibits

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: March 29, 2007	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: March 29, 2007	By:	/s/ C. Bradford Richmond
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