Form 10-K
period 2007-05-27
DARDEN RESTAURANTS INC
filed 2007-07-19
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13666

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5900 Lake Ellenor Drive, Orlando, Florida	32809
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 245-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value and Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $40.25 per share as reported on the New York Stock Exchange on November 26, 2006, was approximately: $5,870,601,724.

Number of shares of Common Stock outstanding as of June 30, 2007: 141,680,490 (excluding 136,259,170 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 14, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after May 27, 2007, are incorporated by reference into Part III, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 27, 2007 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 27, 2007

PART I

Item 1.	BUSINESS

Introduction

Darden Restaurants, Inc. is the largest publicly held casual dining restaurant company in the world1, and served over 350 million meals in fiscal 2007. As of May 27, 2007, we operated through subsidiaries 1,397 restaurants in the United States and Canada. In the United States, we operated 1,362 restaurants in 49 states (the exception being Alaska), including 651 Red Lobster®, 608 Olive Garden®, 23 Bahama Breeze®, 73 Smokey Bones Barbeque & Grill ® and seven Seasons 52® restaurants. In Canada, we operated 35 restaurants, including 29 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada. None of our restaurants in the U.S. or Canada are franchised. Of our 1,397 restaurants open on May 27, 2007, 842 were located on owned sites and 555 were located on leased sites. In Japan, as of May 31, 2007, we licensed 32 Red Lobster restaurants to an unaffiliated Japanese corporation that operates the restaurants under an Area Development and Franchise Agreement.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we”, “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

We have a 52/53 week fiscal year ending on the last Sunday in May. Our 2007 fiscal year, which ended on May 27, 2007, our 2006 fiscal year, which ended on May 28, 2006, and our 2005 fiscal year, which ended on May 29, 2005, each had 52 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Background

We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. We were acquired by General Mills, Inc. in 1970. In May 1995, we became a separate publicly held company when General Mills distributed all outstanding Darden stock to General Mills’ stockholders.

Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 680 restaurants in North America by the end of fiscal 2007. Olive Garden, an internally developed Italian restaurant concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2007 had expanded to 614 restaurants in North America. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2007 decreased by two and increased by 32, respectively, as compared to the end of fiscal 2006.

Bahama Breeze is an internally developed concept that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2007, there were 23 Bahama Breeze restaurants.

[1]	Source: Nation’s Restaurant News, “Special Report: Top 100,” June 25, 2007 (based on U.S. revenues from company-owned restaurants).

Seasons 52 is an internally developed concept that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2007, there were seven Seasons 52 restaurants.

The table below shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 as of the end of each fiscal year since 1970. The final column in the table lists our total sales for the years indicated.

Company–Operated Restaurants–Continuing Operations Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6				6	3.5
1971	24				24	9.1
1972	47				47	27.1
1973	70				70	48.0
1974	97				97	72.6
1975	137				137	108.5
1976	174				174	174.1
1977	210				210	229.2
1978	236				236	291.4
1979	244				244	337.5
1980	260				260	397.6
1981	291				291	528.4
1982	328				328	614.3
1983	360	1			361	718.5
1984	368	2			370	782.3
1985	372	4			376	842.2
1986	401	14			415	917.3
1987	433	52			485	1,097.7
1988	443	92			535	1,300.8
1989	490	145			635	1,621.5
1990	521	208			729	1,927.7
1991	568	272			840	2,212.3
1992	619	341			960	2,542.0
1993	638	400			1,038	2,737.0
1994	675	458			1,133	2,963.0
1995	715	477			1,192	3,163.3
1996	729	487	1		1,217	3,191.8
1997	703	477	2		1,182	3,171.8
1998	682	466	3		1,151	3,261.6
1999	669	464	6		1,139	3,432.4
2000	654	469	11		1,134	3,671.3
2001	661	477	16		1,154	3,966.2
2002	667	496	22		1,185	4,303.5
2003	673	524	25	1	1,223	4,530.4
2004	680	543	23	1	1,247	4,794.7
2005	679	563	23	3	1,268	4,977.6
2006	682	582	23	5	1,292	5,353.6
2007	680	614	23	7	1,324	5,567.1

(1)	Includes only Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 restaurants included in continuing operations. Does not include other restaurant concepts operated by us in these years that are no longer owned or operated by us. Also does not include restaurants that are included in discontinued operations, so the table excludes all Smokey Bones and Rocky River Grillhouse restaurants, including those still operating and held for sale, and the nine Bahama Breeze restaurants that were closed during fiscal 2007. See “Restaurant Concepts – Continuing Operations – Bahama Breeze” and “Restaurant Concepts – Discontinued Operations – Smokey Bones.”

(2)	From fiscal 1996 forward, includes only net sales from continuing operations and excludes sales related to all Smokey Bones and Rocky River Grillhouse restaurants and nine Bahama Breeze restaurants closed during fiscal 2007 which are considered discontinued operations. Periods prior to fiscal 1996 include total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.
(3)	Emerging Issues Task Force Issue 00-14 “Accounting for Certain Sales Incentives” requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2007. Sales incentives for fiscal years prior to 1998 have not been reclassified.

Strategy

The restaurant industry is generally considered to be comprised of four segments: quick service, midscale, casual dining and fine dining. The industry is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit concepts have the opportunity to increase their share of the casual dining segment. We plan to grow by increasing the number of restaurants in each of our existing concepts other than Smokey Bones and by developing or acquiring additional concepts that can be expanded profitably. We have announced our intention to exit the Smokey Bones business. See “Restaurant Concepts – Discontinued Operations – Smokey Bones.”

While we are a leader in the casual dining segment, we know we cannot be successful without a clear sense of who we are. Our core purpose is “To nourish and delight everyone we serve.” This core purpose is supported by our core values:

•	Integrity and fairness;

•	Respect and caring;

•	Diversity;

•	Always learning/always teaching;

•	Being “of service;”

•	Teamwork; and

•	Excellence.

Our mission is to be “The best in casual dining, now and for generations.” We believe we can achieve this goal by continuing to build on our strategy to be a multi-brand casual dining growth company, which is grounded in our commitment to combining the following four strategic pillar areas:

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

Restaurant Concepts – Continuing Operations

Red Lobster

Red Lobster is the largest casual dining, seafood-specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner menu entrée prices range from $9.50 to $33.50, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch menu entrée prices range from $5.99 to $13.50. The price of most entrées includes salad, side items and our signature Cheddar Bay biscuits. During fiscal 2007, the average check per person ranged from $17.50 to $18.50, with alcoholic beverages accounting for approximately 7.8 percent of Red Lobster’s sales. Red Lobster maintains approximately 68 different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Olive Garden

Olive Garden is the market share leader among casual dining Italian restaurants in the United States. Olive Garden’s menu includes a variety of authentic Italian foods featuring fresh ingredients and a wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino. Olive Garden is accelerating new restaurant growth and has introduced two new prototypes that are delivering the same guest experience while reducing capital investment and improving operating efficiencies.

Most dinner menu entrée prices range from $8.50 to $19.95, and most lunch menu entrée prices range from $5.95 to $10.25. The price of each entrée also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2007, the average check per person ranged from $14.50 to $15.50, with alcoholic beverages accounting for approximately 8.1 percent of Olive Garden’s sales. Olive Garden maintains approximately 35 different dinner menus and 28 lunch menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as nine children’s menus.

Bahama Breeze

Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering food, drinks and atmosphere you would find in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. While the concept continued to be well received by guests, its financial performance did not meet our overall expectations, and in the fourth quarter of fiscal 2004 Bahama Breeze closed six restaurants and wrote down the carrying value of four others. This action reduced the total number of restaurants in operation to 32, and all new restaurant expansion was postponed.

Since fiscal 2004, Bahama Breeze has implemented changes to become a more relevant brand for its guests, evolving its menu to make it more approachable yet still distinctive and improving the guest experience while lowering its operating costs. Bahama Breeze will continue to seek to achieve its strong potential by elevating the guest experience to be competitively superior and by improving restaurant-level returns through changes to its operations that remove costs and complexity that do not add value for its guests. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine, but improved the guest experience and unit economics sufficiently at the remaining restaurants that we now expect to restart modest unit growth in fiscal 2009. The results of operations of these nine closed restaurants are reported as a component of discontinued operations in the accompanying consolidated financial statements.

Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $22.00, and most lunch entrée prices range from $7.00 to $14.00. During fiscal 2007, the average check per person ranged from $22.00 to $23.00, with alcoholic beverages accounting for approximately 23.8 percent of Bahama Breeze’s sales. Bahama Breeze maintains 11 different lunch and dinner menus to reflect geographic differences in consumer preferences, prices and selections, as well as two children’s menus.

Seasons 52

Seasons 52 is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. It offers an international wine list of more than 140 wines, with 70 available by the glass. The first Seasons 52 opened in 2003, and we continued to test the concept by opening a limited number of additional restaurants in each of the following years. Seasons 52 plans to continue operating its seven existing restaurants and open approximately two new restaurants in fiscal 2009.

Restaurant Concepts – Discontinued Operations

Smokey Bones

Smokey Bones features barbequed pork, beef and chicken, as well as other grilled favorites, all served in a lively yet comfortable mountain-lodge setting that features televised sports. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. Softening of sales at Smokey Bones led us to reevaluate our new restaurant opening strategy and test a new direction for the business. In fiscal 2007, we opened a new repositioned Smokey Bones restaurant named Rocky River Grillhouse, and a second Rocky River Grillhouse from a converted Smokey Bones. However, the Smokey Bones concept and related business model was designed to be a nationally advertised brand, and since it was not on a path to achieving that vision, we concluded it was not a meaningful growth vehicle for Darden. Therefore, on May 5, 2007 we announced the closure of 54 Smokey Bones and both Rocky River Grillhouse restaurants, indicated our intention to operate the remaining 73 Smokey Bones restaurants while seeking a buyer, and incurred non-cash impairment charges and other costs relating to these actions. The results of operations for these restaurants are treated as a component of discontinued operations in the accompanying consolidated financial statements.

Recent and Planned Growth – Continuing Operations

During fiscal 2007, as discussed above, we closed nine Bahama Breeze, 54 Smokey Bones and two Rocky River Grillhouse restaurants that are treated as a component of discontinued operations in the accompanying consolidated financial statements. On a continuing operations basis, during fiscal 2007, we opened 38 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites) and permanently closed 7 restaurants. In addition, we had one restaurant closed temporarily at the end of fiscal 2007, which we expect to reopen during fiscal 2008. Including the fiscal 2007 re-opening of two rebuilt restaurants closed in fiscal 2006, we had a net increase of 32 restaurants in fiscal 2007 (or a net decrease of 34 restaurants in fiscal 2007 including discontinued operations). We plan to open approximately 41-48 new Red Lobster and Olive Garden restaurants during fiscal 2008 (excluding relocations and rebuilds). Our actual and projected new openings from continuing operations by concept (excluding relocations and rebuilds) are shown below.

	Actual New Restaurant Openings Fiscal 2007	Projected New Restaurant Openings Fiscal 2008
Red Lobster	3	2-5
Olive Garden	33	39-43
Bahama Breeze	0	0
Seasons 52	2	0

Totals	38	41-48

The actual number of openings for each of our concepts will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand Red Lobster, Olive Garden, Bahama Breeze and Seasons 52, and to develop or acquire additional concepts that can be expanded profitably. We have continued to test new ideas and concepts, and also to evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives.

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

The following table illustrates the approximate average capital investment, size and dining capacity of the four Red Lobster restaurants opened during fiscal 2007 (consisting of three new restaurants and one relocation) and the 32 Olive Garden restaurants that were opened during fiscal 2007 (excluding one in-line restaurant opened in fiscal 2007).

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,317,000	7,358	222	52
Olive Garden	$3,849,000	7,320	226	57

(1)	Estimated capital investment includes net present value of lease obligations and working capital credit, but excludes internal overhead.
(2)	Includes all space under the roof, including the coolers and freezers, but excludes gazebos, pavilions and porte cocheres.
(3)	Includes bar dining seats and patio seating, but excludes bar stools.
(4)	Includes patio dining tables.

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

During fiscal 2007, in addition to the actions taken with respect to Smokey Bones and Rocky River Grillhouse in May 2007 discussed above, we permanently closed five and relocated one Red Lobster restaurant, permanently closed two Olive Garden restaurants, and permanently closed nine Bahama Breeze restaurants.

Restaurant Operations

We believe that high-quality restaurant management is critical to our long-term success. We also believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock units, help attract and retain highly motivated restaurant managers.

Our restaurant management structure varies by concept and restaurant size. Each restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-185 hourly employees, most of whom work part-time. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards. At our two largest concepts, Red Lobster and Olive Garden, restaurant general managers report to directors. At Red Lobster and Olive Garden, each director was responsible for six to 10 restaurants at the end of fiscal 2007, which is our target range for each director at established concepts. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

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

Quality Assurance

Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through “point source inspection” by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a “high risk” product is subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs adopted by the U.S. Food and Drug Administration in place. The HACCP programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. Since 1976, we have required routine microbiological testing of seafood and other commodities for quality and microbiological safety. In addition, our total quality managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.

Purchasing and Distribution

Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant concepts depends on reliable sources of procurement from reliable sources. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers in more than 30 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors, and usually source our product directly from producers (not brokers or middlemen). We operate procurement offices in Singapore and Toronto, our only purchasing offices outside of Orlando, to source products directly from Asia and Canada. While the supply of certain seafood species is volatile, we believe we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to restaurants through independent national distribution companies. In addition, through strategic alliances between Darden Direct Distribution, Inc. and these distribution companies, we maintain inventory ownership and operations dedication in select environments enhancing our supply chain’s competitive advantage.

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2007 we spent approximately 8.4 percent and 3.1 percent, respectively, of our purchasing dollars with those firms.

We continue to invest in new technologies to improve our purchasing and restaurant operations. We are in the process of implementing “iKitchen,” a web-based software system, at all of our restaurants. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories.

Advertising and Marketing

We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the casual dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising and supplement it with local television advertising. Bahama Breeze and Smokey Bones do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on outdoor billboard and direct mail advertising, as well as radio, newspaper and direct mail coupon programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

At the end of fiscal 2007, we employed approximately 157,000 persons. Of these employees, approximately 1,300 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 6,300 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the restaurant support center employees, approximately 60 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. Several years ago, we implemented a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems. We also implemented a high-speed data network connecting all restaurants to all current and anticipated future applications. In the past year, we continued the implementation of “DASH,” a next generation technology platform for our restaurant point of sale system. We expect to deploy the new platform, including new hardware and software, to all restaurant concepts over the next year. In the past year, we piloted and began deploying a meal pacing system in Olive Garden and Red Lobster. The new meal pacing system is designed to properly pace the preparation of menu items, based on cook-times, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns. We anticipate that this system will be fully deployed in Olive Garden and Red Lobster by the end of fiscal 2008. We are also in the process of implementing “iKitchen,” a web-based software system designed to more efficiently handle restaurant product orders and other related matters, as discussed above under “Purchasing and Distribution.”

Restaurant hardware and software support is provided or coordinated from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. The restaurant support center houses our data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

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

Our only restaurant operations outside of North America are conducted through an Area Development and Franchise Agreement with REINS International, Inc. (“REINS”), an unaffiliated Japanese corporation. REINS operated 43 Red Lobster restaurants in Japan as of May 27, 2007. On May 31, 2007, 11 restaurants operated by REINS were closed. We do not have an ownership interest in REINS, but we receive royalty income under the Franchise Agreement. The amount of this income is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2005 through 2007, our sales were highest in the spring and winter, followed by summer, and lowest in the fall. During fiscal 2004, our sales were highest in the spring, lowest in the fall, and comparable during winter and summer. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.

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

During fiscal 2007, approximately 8.7 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person, who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2007 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2007, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

Executive Officers of the Registrant

Our executive officers as of July 19, 2007 are listed below.

Clarence Otis, Jr., age 51, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 51, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers,

Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc. a manufacturer and marketer of consumer food products.

James (J.J.) Buettgen, age 47, has been our Senior Vice President, Business Development since May 2007. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a casual dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994, and served first as a director and then as Vice President of Marketing for Olive Garden from 1994 until 1998.

Laurie B. Burns, age 45, has been our Senior Vice President and President of Bahama Breeze since March 2003. She joined us in April 1999 as Vice President of Development for Red Lobster, and served as our Senior Vice President, Development from September 2000 until March 2003. She was a private real estate consultant from October 1998 until joining us in April 1999, and was Regional Vice President for Development for the Eastern United States at Homestead Village, an extended-stay hotel company, from 1995 to 1998.

Valerie K. Collins, age 48, has been our Senior Vice President, Corporate Controller and Chief Information Officer since December 2006. She served as our Senior Vice President and Chief Information Officer from January 2003 until December 2006, and Senior Vice President, Finance and Controller for Red Lobster from August 1998 until January 2003. She joined Red Lobster in 1985 as Manager of Accounting Systems and held progressively more responsible positions until being promoted to Vice President Finance and Controller for Olive Garden in 1994 and to Senior Vice President Finance and Controller for Olive Garden in 1996.

Kim A. Lopdrup, age 49, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Daniel M. Lyons, age 54, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company, an international marketer of food and beverage products, holding increasingly more responsible positions including Vice President Human Resources for the North American Breakfast Food Division.

Robert McAdam, age 49, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Government Relations from 2000 to 2004. From 1997 to 2000 he was a Senior Vice President of Fleishman-Hillard, an international public relations firm.

Barry B. Moullet, age 49, has been our Senior Vice President, Supply Chain since August 2006. From August 2003 until August 2006, he served as our Senior Vice President, Supply Chain & Development. He served as our Senior Vice President Purchasing, Distribution and Food Safety from June 1999 until August 2003. He joined us in July 1996 as Senior Vice President, Purchasing and Distribution. Prior to joining us, he spent 15 years in the purchasing field in various positions with Restaurant Services, Inc., a Burger King purchasing co-operative, KFC Corporation and the Pillsbury Company.

David T. Pickens, age 52, has been our Senior Vice President and President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee, and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford Richmond, age 48, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Paula J. Shives, age 56, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver’s Restaurants, Inc., a seafood restaurant company.

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

Certain economic and business factors specific to the restaurant industry and certain general economic factors including energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer preferences, including changes in consumer tastes and dietary habits and the level of consumer acceptance of our restaurant concepts, and consumer spending patterns. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

In addition, general economic conditions may adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, or may choose more inexpensive restaurants when eating outside the home. Furthermore, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

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

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. In addition, possible shortages or interruptions in the supply of food items caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

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

Our revenues and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

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

The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building material costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

Our plans to expand our newer concepts Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful, which could require us to make substantial further investments in those concepts and result in further losses and impairments.

While each of our restaurant concepts, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our newer concepts such as Bahama Breeze and Seasons 52. These concepts have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these concepts, and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth in fiscal 2009, there can be no assurance that these changes will continue to be successful or that new unit growth will occur. Seasons 52 also is in the very early stages of its development and will require additional resources to support further growth. In each case, these brands will continue to be subject to the risks and uncertainties that accompany any emerging restaurant concept.

Our efforts to sell our Smokey Bones restaurants may not be successful, or the restaurants may be sold for less than is expected, which could result in further losses and impairments.

On May 5, 2007, we closed 54 Smokey Bones and two Rocky River Grillhouse restaurants, indicated our intention to operate the remaining 73 Smokey Bones while seeking a buyer, and incurred non-cash impairment charges relating to these actions. We will attempt to sell the closed Smokey Bones restaurants that are owned and not leased, but there can be no assurance that these efforts will be successful. We intend to offer the remaining operating Smokey Bones restaurants and related assets for sale, but there can be no assurances that we will identify an acceptable buyer or negotiate acceptable terms of sale. If our operating Smokey Bones restaurants are not sold, we may continue to operate or close them, either of which could result in further losses and impairment charges. Even if our Smokey Bones restaurants, whether operating or closed, are sold, the purchase price could be lower than expected, also resulting in further losses and impairments.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Restaurant Properties – Continuing Operations

As of May 27, 2007, we operated 1,324 restaurants (including 680 Red Lobster, 614 Olive Garden, 23 Bahama Breeze and seven Seasons 52 restaurants) in the following locations:

Alabama (23)	Iowa (15)	Nevada (12)	South Dakota (4)
Arizona (31)	Kansas (11)	New Hampshire (4)	Tennessee (30)
Arkansas (11)	Kentucky (15)	New Jersey (31)	Texas (115)
California (99)	Louisiana (11)	New Mexico (11)	Utah (14)
Colorado (27)	Maine (4)	New York (49)	Vermont (1)
Connecticut (10)	Maryland (24)	North Carolina (31)	Virginia (44)
Delaware (6)	Massachusetts (10)	North Dakota (4)	Washington (25)
Florida (128)	Michigan (51)	Ohio (74)	West Virginia (7)
Georgia (52)	Minnesota (24)	Oklahoma (16)	Wisconsin (18)
Hawaii (1)	Mississippi (9)	Oregon (12)	Wyoming (2)
Idaho (8)	Missouri (28)	Pennsylvania (63)	Canada (35)
Illinois (51)	Montana (2)	Rhode Island (1)
Indiana (38)	Nebraska (8)	South Carolina (24)

Of these 1,324 restaurants open on May 27, 2007, 803 were located on owned sites and 521 were located on leased sites. The 521 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	407
Ground and Building Leases	65
Space/In-Line/Other Leases	49

Total	521

Restaurants Properties – Discontinued Operations – Smokey Bones

On May 5, 2007, we closed 54 Smokey Bones and two Rocky River Grillhouse restaurants and announced our intention to sell the remaining 73 Smokey Bones restaurants. As of May 27, 2007, we continued to operate 73 Smokey Bones restaurants in the following locations while seeking a buyer, and all of these restaurants are reported as a component of discontinued operations:

Connecticut (1)	Kentucky (3)	North Carolina (3)	Tennessee (2)
Florida (19)	Maryland (1)	Ohio (11)	Virginia (6)
Georgia (4)	Massachusetts (3)	Pennsylvania (8)
Illinois (2)	Michigan (2)	Rhode Island (1)
Indiana (2)	New York (4)	South Carolina (1)

Of our 73 Smokey Bones restaurants open on May 27, 2007, 39 were located on owned sites and 34 were located on leased sites.

Properties – General

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

All of the buildings that make up our executive offices, culinary center, training facilities and supporting warehouses in Orange County (Orlando metro area), Florida, are currently leased. On June 20, 2006, we entered into an agreement to sell and lease back the 10 buildings that we previously owned. The sale and the commencement of our leases for those buildings occurred in August 2006. The initial term of the leases is three years, and we have two one-year renewal options.

We have purchased several adjacent parcels of vacant land in Orange County, Florida, and have begun planning to relocate our headquarters to this site. We expect our proposed Restaurant Support Center campus at this new location to offer a more collaborative and unified environment with additional room for future growth. We anticipate that it will take three or more years to design and build the new Restaurant Support Center campus. We currently project completing the first phase of this development during fiscal 2010.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 13 “Leases” under Notes to Consolidated Financial Statements in our 2007 Annual Report to Shareholders, incorporated herein by reference.

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In August 2003, three former employees in Washington filed a purported class action in Washington State Superior Court in Spokane County alleging violations of Washington labor laws with respect to providing rest breaks. The Court stayed the action and ordered the plaintiffs into our mandatory arbitration program. Although we believe we provided the required rest breaks to our employees, we resolved the case through mediation, and the settlement agreement received preliminary court approval in June 2007.

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

On March 23, 2006, we were notified that the staff of the U.S. Federal Trade Commission (FTC) was conducting an inquiry into the marketing of our gift cards. During the inquiry, we cooperated with the staff, provided information and made some voluntary adjustments to the disclosure of dormancy fees related to our gift cards. In October 2006, we discontinued the imposition of dormancy fees. In April 2007, without admitting liability, we entered into a consent order with the FTC under which we agreed to make certain minimum disclosures should we decide in the future to impose fees in connection with our gift cards, to maintain certain records related to gift cards, and to restore dormancy fees previously imposed on the cards. By its terms the consent order will remain in place until 2027.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2007, there were approximately 36,893 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2006 and 2007 contained in Note 19 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2007 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 27, 2007. Since commencing our repurchase program in December 1995, we have repurchased a total of 141.9 million shares through May 27, 2007 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 26, 2007 through April 1, 2007	895,927	$40.25	895,927	20,704,172
April 2, 2007 through April 29, 2007	239,813	$41.70	239,813	20,464,359
April 30, 2007 through May 27, 2007	0	$0.00	0	20,464,359
Total	1,135,740	$40.56	1,135,740	20,464,359

(1)	All of the shares purchased during the quarter ended May 27, 2007 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2003 through 2007 contained in the Five-Year Financial Summary in our 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The text under the heading “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2007 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 27, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 27, 2007.

During the fiscal quarter ended May 27, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting in our 2007 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

By Written Consent dated July 16, 2007, the Compensation Committee of the Company’s Board of Directors approved amendments to certain of the Company’s forms of award agreements under the Company’s 2002 Stock Incentive Plan, including: (i) the Performance Stock Unit Award Agreement, that is used to make awards to the Company’s executive officers, and (ii) the Special Project Performance Stock Unit Award Agreement, that will be used to make an award to Blaine Sweatt, III, the Company’s retired Executive Vice President and President, New Business, as reported in the Company’s Current Report on Form 8-K filed on March 20, 2007. Each agreement was amended to give the Company the option to settle the Units in cash instead of stock. Copies of these amended forms of award agreements are filed as Exhibits 10(r) and 10(s) to this Annual Report on Form 10-K, and the foregoing description is qualified in its entirety by reference to those documents.

Annual incentive awards are granted by the Company’s Compensation Committee to the Company’s executive officers under the Management Incentive Plan (the “MIP”), and are paid in cash. Pursuant to the MIP, performance goals and maximum payouts are established annually at the beginning of each fiscal year. The Compensation Committee meets, typically in June, to evaluate the performance of the Company and each business unit for the fiscal year just ended, and to determine ratings based on actual results compared to the goals approved by the Compensation Committee at the inception of the fiscal year. A description of the performance criteria established by the Compensation Committee for the annual cash bonus under the MIP for fiscal 2008 is provided in Exhibit 10(q) to this report.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1 – Election of Twelve Directors,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Stock Ownership Of Principal Shareholders,” “Stock Ownership Of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section entitled “Related Party Transaction Policy and Procedures,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees And Services” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005.

Consolidated Balance Sheets at May 27, 2007 and May 28, 2006.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005.

Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

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

Dated: July 19, 2007		DARDEN RESTAURANTS, INC.

	By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr.	Director, Chairman of the Board and	July 19, 2007
Clarence Otis, Jr.	Chief Executive Officer (Principal executive officer)

/s/ C. Bradford Richmond	Senior Vice President and Chief Financial Officer	July 19, 2007
C. Bradford Richmond	(Principal financial and accounting officer)

/s/ Leonard L. Berry*	Director
Leonard L. Berry

/s/ Odie C. Donald*	Director
Odie C. Donald

/s/ David H. Hughes*	Director
David H. Hughes

/s/ Charles A. Ledsinger, Jr. *	Director
Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr. *	Director
William M. Lewis, Jr.

/s/ Andrew H. Madsen*	Director
Andrew H. Madsen

/s/ Cornelius McGillicuddy, III* **	Director
Cornelius McGillicuddy, III

/s/ Michael D. Rose*	Director
Michael D. Rose

/s/ Maria A. Sastre*	Director
Maria A. Sastre

/s/ Jack A. Smith*	Director
Jack A. Smith

/s/ Rita P. Wilson*	Director
Rita P. Wilson

*By:	/s/ Paula J. Shives
Paula J. Shives, Attorney-In-Fact
July 19, 2007

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit Number		Title
3	(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

3	(b)	Bylaws as amended June 14, 2007 (incorporated by reference to Exhibit 3(ii) to our Current Report on Form 8-K filed June 19, 2007).

4	(a)	Rights Agreement dated as of May 16, 2005 between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4	(b)	Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on June 5, 2006).

4	(c)	Indenture dated as of January 1, 1996, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 9, 1996).

* 10	(a)	Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

* 10	(b)	Darden Restaurants, Inc. FlexComp Plan as amended December 4, 2003 (incorporated herein by reference to Exhibit 10(b) to our Annual Report on Form 10-K for the year ended May 28, 2006).

* 10	(c)	Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the year ended May 29, 2005).

* 10	(d)	Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10	(e)	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

* 10	(f)	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10	(g)	Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10	(h)	Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10	(i)	Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

* 10	(j)	Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10	(k)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended September 15, 2006 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2006).

10	(l)	Credit Agreement dated as of August 16, 2005, among Darden Restaurants, Inc. and the certain banks named therein, Bank of America, N.A. as syndication agent, SunTrust Bank as syndication agent, Wells Fargo Bank, N.A. as documentation agent, and Wachovia Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed August 18, 2005).

*10	(m)	Darden Restaurants, Inc. Director Compensation Program, effective as of October 1, 2005 (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed December 15, 2005).

*10	(n)	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to our Current Report on Form 8-K filed June 20, 2006).

*10	(o)	Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(b) to our Current Report on Form 8-K filed June 20, 2006).

*10	(p)	Form of Restricted Stock Unit Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(c) to our Current Report on Form 8-K filed June 20, 2006).

*10	(q)	Darden Restaurants, Inc. Performance Criteria for Annual Cash Bonus under the Management and Professional Incentive Plan for fiscal 2008.

*10	(r)	Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10	(s)	Form of Special Project Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10	(t)	Special Project Incentive Program – C5 agreement dated August 16, 2002 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(h) to our Current Report on Form 8-K filed June 20, 2006).

*10	(u)	Special Project Incentive Program – C5 agreement, as amended, dated June 16, 2006 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(i) to our Current Report on Form 8-K filed June 20, 2006).

*10	(v)	Special Project Incentive Program – Seasons 52 agreement dated June 16, 2002 between Darden Restaurants, Inc. and Blaine Sweatt (incorporated herein by reference to Exhibit 10(j) to our Current Report on Form 8-K filed June 20, 2006).

12		Computation of Ratio of Consolidated Earnings to Fixed Charges.

13		Portions of 2007 Annual Report to Shareholders.

21		Subsidiaries of Darden Restaurants, Inc.

23		Consent of Independent Registered Public Accounting Firm.

24		Powers of Attorney.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.