Form 10-Q
period 2007-08-26
DARDEN RESTAURANTS INC
filed 2007-09-28
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of September 14, 2007: 141,894,388 (excluding 136,237,463 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended
	August 26, 2007	August 27, 2006
Sales	$1,467.5	$1,359.6
Costs and expenses:
Cost of sales:
Food and beverage	423.8	385.9
Restaurant labor	471.6	435.7
Restaurant expenses	216.9	204.7

Total cost of sales, excluding restaurant depreciation and amortization of $47.5 and $45.7, respectively	$1,112.3	$1,026.3
Selling, general and administrative	143.0	133.7
Depreciation and amortization	50.6	49.9
Interest, net	9.7	10.3

Total costs and expenses	$1,315.6	$1,220.2

Earnings before income taxes	151.9	139.4
Income taxes	(45.3)	(46.1)

Earnings from continuing operations	106.6	93.3
Losses from discontinued operations, net of tax benefit of $0.5 and $4.1, respectively	(0.7)	(4.8)

Net earnings	$105.9	$88.5

Basic net earnings per share:
Earnings from continuing operations	$0.76	$0.64
Losses from discontinued operations	(0.01)	(0.03)

Net earnings	$0.75	$0.61

Diluted net earnings per share:
Earnings from continuing operations	$0.73	$0.62
Losses from discontinued operations	(0.01)	(0.03)

Net earnings	$0.72	$0.59

Average number of common shares outstanding:
Basic	140.8	144.9
Diluted	146.2	150.3

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	August 26, 2007	May 27, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.3	$30.2
Receivables, net	31.3	46.4
Inventories, net	226.5	209.6
Prepaid expenses and other current assets	34.1	33.5
Deferred income taxes	72.6	81.7
Assets held for sale	140.8	144.0

Total current assets	$552.6	$545.4
Land, buildings and equipment, net	2,221.3	2,184.4
Other assets	152.7	151.0
Non-current deferred income taxes	5.2	—

Total assets	$2,931.8	$2,880.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210.2	$178.0
Short-term debt	179.5	211.4
Accrued payroll	95.5	108.5
Accrued income taxes	41.5	75.9
Other accrued taxes	44.4	43.4
Unearned revenues	93.4	109.9
Other current liabilities	294.1	305.0
Liabilities associated with assets held for sale	36.5	42.3

Total current liabilities	$995.1	$1,074.4
Long-term debt, less current portion	491.0	491.6
Deferred income taxes	—	25.8
Deferred rent	128.6	127.1
Other liabilities	127.0	67.4

Total liabilities	$1,741.7	$1,786.3

Stockholders’ equity:
Common stock and surplus	$1,926.7	$1,904.3
Retained earnings	1,900.2	1,820.4
Treasury stock	(2,583.2)	(2,576.5)
Accumulated other comprehensive income (loss)	(33.5)	(32.8)
Unearned compensation	(19.9)	(20.6)
Officer notes receivable	(0.2)	(0.3)

Total stockholders’ equity	$1,190.1	$1,094.5

Total liabilities and stockholders’ equity	$2,931.8	$2,880.8

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended August 26, 2007 and August 27, 2006

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	105.9	—	—	—	—	105.9
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.0	—	—	1.0
Change in fair value of derivatives, net of tax of $0.9	—	—	—	(2.6)	—	—	(2.6)
Amortization of unrecognized net actuarial loss, net of tax of $0.6	—	—	—	0.9	—	—	0.9

Total comprehensive income							105.2
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(25.4)	—	—	—	—	(25.4)
Stock option exercises (0.4 shares)	7.6	—	0.6	—	—	—	8.2
Stock-based compensation	7.5	—	—	—	—	—	7.5
ESOP note receivable repayments	—	—	—	—	0.7	—	0.7
Income tax benefits credited to equity	5.8	—	—	—	—	—	5.8
Purchases of common stock for treasury (0.2 shares)	—	—	(7.6)	—	—	—	(7.6)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.5	—	0.3	—	—	—	1.8
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at August 26, 2007	$1,926.7	$1,900.2	$(2,583.2)	$(33.5)	$(19.9)	$(0.2)	$1,190.1

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 28, 2006	$1,806.4	$1,684.7	$(2,211.2)	$(5.5)	$(44.2)	$(0.4)	$1,229.8
Comprehensive income:
Net earnings	—	88.5	—	—	—	—	88.5
Other comprehensive income:
Foreign currency adjustment	—	—	—	(0.1)	—	—	(0.1)
Change in fair value of derivatives, net of tax of $0.8	—	—	—	0.7	—	—	0.7

Total comprehensive income							89.1
Stock option exercises (0.8 shares)	8.3	—	0.6	—	—	—	8.9
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)	(20.2)	—	—	—	20.2	—	—
Stock based compensation	8.6	—	—	—	—	—	8.6
ESOP note receivable repayments	—	—	—	—	0.9	—	0.9
Income tax benefits credited to equity	9.0	—	—	—	—	—	9.0
Purchases of common stock for treasury (2.3 shares)	—	—	(83.2)	—	—	—	(83.2)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.2	—	0.3	—	—	—	1.5

Balance at August 27, 2006	$1,813.3	$1,773.2	$(2,293.5)	$(4.9)	$(23.1)	$(0.4)	$1,264.6

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	August 26, 2007	August 27, 2006
Cash flows—operating activities
Net earnings	$105.9	$88.5
Losses from discontinued operations, net of tax benefit	0.7	4.8
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	50.6	49.9
Asset impairment, net	—	0.5
Amortization of loan costs	0.4	0.4
Stock-based compensation expense	8.4	8.4
Change in current assets and liabilities	21.4	(32.9)
Contributions to postretirement plan	(0.2)	(0.2)
(Gain)/loss on disposal of land, buildings and equipment	0.8	0.7
Change in cash surrender value of trust owned life insurance	1.7	0.1
Deferred income taxes	(21.0)	(7.0)
Change in deferred rent	1.5	(5.3)
Change in other liabilities	(9.9)	(1.9)
Other, net	0.8	1.6

Net cash provided by operating activities of continuing operations	$161.1	$107.6

Cash flows—investing activities
Purchases of land, buildings and equipment	(86.7)	(92.4)
Proceeds from disposal of land, buildings and equipment	0.2	12.6
Increase (decrease) in other assets	(5.5)	0.4

Net cash used in investing activities of continuing operations	$(92.0)	$(79.4)

Cash flows—financing activities
Proceeds from issuance of common stock	10.0	10.4
Dividends paid	(25.4)	—
Purchases of treasury stock	(7.6)	(83.2)
Income tax benefits credited to equity	5.8	9.0
(Payments) proceeds from issuance of short-term debt, net	(31.9)	36.0
ESOP note receivable repayment	0.7	0.9
Repayment of long-term debt	(0.7)	(0.9)

Net cash used in financing activities of continuing operations	$(49.1)	$(27.8)

Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(2.6)	5.9
Net cash used in investing activities of discontinued operations	(0.3)	(3.1)

Net cash (used in) provided by discontinued operations	$(2.9)	$2.8

Increase in cash and cash equivalents	17.1	3.2
Cash and cash equivalents—beginning of period	30.2	42.3

Cash and cash equivalents—end of period	$47.3	$45.5

Cash flows from changes in current assets and liabilities
Receivables, net	14.6	8.2
Inventories, net	(16.8)	(10.1)
Prepaid expenses and other current assets	(0.7)	(8.0)
Accounts payable	32.2	(16.4)
Accrued payroll	(13.0)	(27.8)
Accrued income taxes	31.2	32.1
Other accrued taxes	1.0	1.8
Unearned revenues	(16.5)	(14.2)
Other current liabilities	(10.6)	1.5

Change in current assets and liabilities	$21.4	$(32.9)

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, Bahama Breeze®, Smokey Bones Barbeque & Grill® and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 26, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones and Rocky River Grillhouse restaurants and, additionally, closed nine Bahama Breeze restaurants. Consistent with the discontinued operations reporting provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” we determined that we have discontinued or will discontinue all significant cash flows and continuing involvement with respect to these Smokey Bones, Rocky River Grillhouse and Bahama Breeze operations noted above and consider these to be discontinued operations. Therefore, for the quarters ended August 26, 2007 and August 27, 2006, all impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. Assets and liabilities associated with these restaurants that are considered held for sale, have been segregated from continuing operations and presented as assets and liabilities held for sale on our accompanying consolidated balance sheets. See Note 3 – Discontinued Operations for additional information.

Unless otherwise noted, amounts and disclosures throughout our Notes to Consolidated Financial Statements relate to our continuing operations.

Note 2. Acquisition of RARE Hospitality International, Inc.

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (RARE) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.4 billion in total purchase price, including payments to the holders of RARE’s 2.5 percent convertible notes of approximately $136.4 million (Acquisition). The Acquisition, which is subject to the satisfaction of customary closing conditions, including the condition that no less than a majority of the outstanding common stock of RARE be tendered, received unanimous approval by the boards of directors of both companies. The tender offer period commenced on August 31, 2007 and is expected to end on September 28, 2007, but may be extended under certain conditions. The merger is expected to be completed shortly thereafter. On September 13, 2007, Darden and RARE received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To fund the Acquisition, on September 20, 2007, we entered into (i) a $750.0 million revolving Credit Agreement dated as of September 20, 2007 (the New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders (the Revolving Credit Lenders) and other agents party thereto, and (ii) a $1.15 billion 364-Day Credit Agreement dated as of September 20, 2007 (Interim Credit Agreement, and together with the New Revolving Credit Agreement, the New Credit Agreements) with BOA, as administrative agent, and the lenders party thereto. The New Credit Agreements are senior unsecured debt obligations of the Company. Both of the New Credit Agreements contain customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type.

The Interim Credit Agreement requires mandatory prepayments in the event of asset sales or debt issuances, subject to certain exceptions and thresholds. The Interim Credit Agreement matures 364 days from the closing date. Up to the full amount of the Interim Credit Agreement may be converted into a revolving credit facility in order to support commercial paper issued to reduce the outstanding amount of the Interim Credit Agreement. Proceeds of the Interim Credit Agreement may only be used to finance the Acquisition and related fees and expenses, to repay certain existing debt and to support commercial paper issuances used to repay loans under the Interim Credit Agreement.

The New Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, the partial financing of the Acquisition as well as general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the New Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the New Revolving Credit Facility by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

The loans under the New Credit Agreements will bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.50 percent). We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. Assuming a “BBB” equivalent credit rating level, the applicable margin under the Interim Credit Facility will be 0.32 percent, and the applicable margin under the Revolving Credit Facility will be 0.35 percent. The New Credit Agreements require that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our ratings) and, in the event that the outstanding amounts under the applicable New Credit Agreement exceed 50 percent of such New Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our ratings). As of September 20, 2007, $175.0 million was outstanding under the New Revolving Credit Agreement. The Interim Credit Agreement will become available to us upon the consummation of (and will be used to fund the purchase of shares pursuant to) the tender offer that is part of the Acquisition. The New Revolving Credit Agreement replaced our Prior Credit Agreement, which was terminated effective September 20, 2007.

Note 3. Discontinued Operations

On April 28, 2007, we closed nine under-performing Bahama Breeze restaurants to focus more on the profitable locations and position the concept for new unit growth. On May 5, 2007, we announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants as well as our intention to offer for sale the remaining 73 operating Smokey Bones restaurants.

For the quarters ended August 26, 2007 and August 27, 2006, all impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our consolidated statements of earnings for all periods presented. Losses from discontinued operations, net of tax on our accompanying consolidated statements of earnings are comprised of the following:

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in millions)	Quarter Ended
	August 26, 2007	August 27, 2006
Sales	$52.9	$96.3
Losses before income taxes	$(1.2)	$(8.9)
Income tax benefits	0.5	4.1

Losses from discontinued operations, net of tax	$(0.7)	$(4.8)

The following is a detail of the assets and liabilities associated with the restaurants reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets as of August 26, 2007 and May 27, 2007 at fair value:

(in millions)	August 26, 2007	May 27, 2007
Current assets	$41.3	$44.6
Land, buildings and equipment, net	97.2	97.1
Other assets	2.3	2.3

Total assets	$140.8	$144.0

Current liabilities	$31.2	$37.1
Other liabilities	5.3	5.2

Total liabilities	$36.5	$42.3

The following is a reconciliation of accrued exit and disposal costs from May 27, 2007 to August 26, 2007, which are included in liabilities held for sale on the accompanying consolidated balance sheets and are expected to be paid in fiscal 2008:

(in millions)	Balance at May 27, 2007	Payments	Adjustments	Balance at August 26, 2007
Lease termination costs	$6.2	$—	$(1.2)	$5.0
Other exit costs	1.0	—	(0.2)	0.8

	$7.2	$—	$(1.4)	$5.8

Note 4. Consolidated Statements of Cash Flows

During the quarter ended August 26, 2007, we paid $12.9 million for interest (net of amounts capitalized) and $28.8 million for income taxes. Interest income of $0.1 million associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter ended August 26, 2007. During the quarter ended August 27, 2006, we paid $11.6 million for interest (net of amounts capitalized) and $8.6 million for income taxes. Interest income of $0.1 million associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter ended August 27, 2006.

Note 5. Stock-Based Compensation

Effective May 29, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS No. 123(R) according to the modified prospective transition method and use the Black-Scholes option pricing model to estimate the fair value of awards. Under the modified prospective transition method, we recognize compensation expense on a straight-line basis over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards granted prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) in fiscal 2007 have not been restated.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of August 26, 2007 and August 27, 2006 were as follows:

	Stock Options Granted During the Three Months Ended
	August 26, 2007	August 27, 2006
Weighted-average fair value	$14.84	$13.72
Risk-free interest rate	4.63%	5.08%
Expected volatility of stock	32.6%	34.5%
Dividend yield	1.59%	1.30%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the quarter ended August 26, 2007:

(in millions)	Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.1	1.2	1.0	0.3

Awards granted	1.3	0.1	0.2	0.3
Awards exercised	(0.4)	(0.2)	—	(0.1)
Awards cancelled	(0.2)	(0.1)	—	—

Outstanding end of period	16.8	1.0	1.2	0.5

During the quarters ended August 26, 2007 and August 27, 2006, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended
	August 26, 2007	August 27, 2006
Stock Options	$3.2	$4.2
Restricted Stock/Restricted Stock Units	1.1	1.5
Darden Stock Units	1.4	0.3
Performance Stock Units	2.3	2.1
Employee Stock Purchase Plan/Other	0.4	0.3

	$8.4	$8.4

Note 6. Income Taxes

The effective income tax rate for the quarter ended August 26, 2007 was 29.8 percent compared to an effective income tax rate of 33.1 percent for the quarter ended August 27, 2006. The decrease in the effective tax rate in fiscal 2008 is primarily attributable to a decrease in our state and federal effective income tax rates during the first quarter of fiscal 2008 resulting from the favorable resolution of prior year tax matters expensed in prior years. Additionally, our state effective income tax rate decreased from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 because of an increase in state income tax liabilities during the first quarter of fiscal 2007 related to uncertain income tax positions.

Effective May 28, 2007 we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Upon adoption, we recognized an additional liability of $1.1 million ($0.7 million after tax) for uncertain tax positions, including interest, which was accounted for as a cumulative decrease to the balance of beginning retained earnings. As of the date of, and after recognizing the impact of, the adoption of FIN 48, we had gross unrecognized tax benefits, which represent the aggregate tax effect of differences between tax return positions and

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

benefits recognized in our consolidated financial statements, totaling $64.1 million, which were reclassified from “income taxes payable” to “other non-current liabilities” upon adoption of FIN 48. Of this total, approximately $39.6 million, after considering the federal impact on state issues, would favorably affect the effective tax rate if resolved in our favor.

We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized in income tax expense. The Company had approximately $5.1 million for the payment of interest accrued as of the date of adoption and after recognizing the impact of FIN 48. No amounts have been accrued for the payment of penalties.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and most states in the U.S. that have an income tax. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2004 and, with a few exceptions, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 1999.

Included in the balance of unrecognized tax benefits at May 28, 2007 is $6.4 million related to tax positions for which it is reasonably possible that the total amounts could materially change during the next twelve months based on the outcome of examinations, or as a result of the expiration of statute of limitations for specific jurisdictions.

Note 7. Long-Term Debt

Until September 20, 2007, we maintained a credit facility under a Credit Agreement dated August 16, 2005 (Prior Credit Agreement) with a consortium of banks under which we could borrow up to $500.0 million. As part of the Prior Credit Agreement, we could request issuance of up to $100.0 million in letters of credit, the outstanding amount of which reduced the net borrowing capacity under the agreement. The Prior Credit Agreement allowed us to borrow at interest rates that varied based on a spread over (i) LIBOR or (ii) a base rate that was the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR was determined by our debt rating. We could also request that loans be made at interest rates offered by one or more of the banks, which may have varied from the LIBOR or base rate. The Prior Credit Agreement supported our commercial paper borrowing program and would have expired on August 15, 2010, but was terminated on September 20, 2007 in connection with the new credit arrangements described below. We were required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee were subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Prior Credit Agreement were unsecured. As of August 26, 2007 we had borrowings of $100.0 million outstanding under the Prior Credit Agreement. At May 27, 2007, no borrowings under the Prior Credit Agreement were outstanding. As of August 26, 2007, there was $79.5 million of commercial paper and no letters of credit outstanding, which were backed by this facility. As of August 26, 2007, we were in compliance with all covenants under the Prior Credit Agreement.

To fund the Acquisition, we have entered into the New Credit Agreements discussed in Note 2 – Acquisition of RARE Hospitality International, Inc., consisting of a revolving line of credit of $750.0 million that replaced the Prior Credit Agreement, and a $1.15 billion interim financing facility to be funded upon consummation of the tender offer. Following the Acquisition, we intend to refinance the interim financing facility with proceeds from one or more offerings of long-term notes. In September 2007, we entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge the risk of changes in the benchmark interest rate prior to the issuance of these notes, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. See Note 2 for additional information regarding the Acquisition and the New Credit Agreements.

Note 8. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 2.3 million and 3.2 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 26, 2007 and August 27, 2006, respectively, because the effect would have been anti-dilutive.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 0.2 million shares of our common stock for $7.6 million during the quarter ended August 26, 2007, resulting in a cumulative repurchase of 142.1 million shares as of August 26, 2007.

Note 10. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
Service cost	$1.5	$1.5	$0.1	$0.1
Interest cost	2.4	2.2	0.3	0.3
Expected return on plan assets	(3.7)	(3.4)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	1.1	1.4	0.1	0.1

Net periodic benefit cost	$1.3	$1.7	$0.5	$0.5

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 26, 2007 and May 27, 2007, we had $58.1 million and $75.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 26, 2007 and May 27, 2007, we also had $9.6 million and $10.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

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

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

their employment. The complaint seeks to have the suit certified as a class action; however, no class has been certified to date. We intend to defend ourselves vigorously against this claim and have removed the case to federal court, and filed motions to dismiss the case.

Note 12. Application of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

Note 13. Subsequent Event

On September 14, 2007, the Board of Directors declared a cash dividend of eighteen cents per share to be paid November 1, 2007 to all shareholders of record as of the close of business on October 10, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 26, 2007 and August 27, 2006.

	Quarter Ended
	August 26, 2007	August 27, 2006
Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.9	28.4
Restaurant labor	32.1	32.0
Restaurant expenses	14.8	15.0

Total cost of sales, excluding restaurant depreciation and amortization of 3.2% and 3.4%, respectively	75.8%	75.4%
Selling, general and administrative	9.7	9.8
Depreciation and amortization	3.5	3.7
Interest, net	0.7	0.8

Total costs and expenses	89.7%	89.7%

Earnings before income taxes	10.3	10.3
Income taxes	(3.1)	(3.4)

Earnings from continuing operations	7.2	6.9
Losses from discontinued operations	—	(0.4)

Net earnings	7.2%	6.5%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.47 billion for the first quarter of fiscal 2008, compared to $1.36 billion for the first quarter of fiscal 2007. The 7.9 percent increase in sales for the first quarter of fiscal 2008 were driven primarily by increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 36 company-owned restaurants since the first quarter of fiscal 2007, excluding restaurants reported as discontinued operations. For the first quarter of fiscal 2008, our net earnings from continuing operations were $106.6 million compared to $93.3 million for the first quarter of fiscal 2007, a 14.2 percent increase, and our diluted net earnings per share from continuing operations were $0.73 for the first quarter of fiscal 2008 compared to $0.62 for the first quarter of fiscal 2007, a 17.7 percent increase.

Olive Garden reported its 52nd consecutive quarter of U.S. same-restaurant sales growth during the first quarter of fiscal 2008, with a 4.8 percent increase. Olive Garden has opened 37 net new restaurants since the first quarter of fiscal 2007, while increasing U.S. same-restaurant sales. Red Lobster’s U.S. same-restaurant sales for the first quarter of fiscal 2008 increased 7.0 percent. Red Lobster continued to improve many aspects of its business as they prepared to increase new restaurant growth. Bahama Breeze’s same-restaurant sales decreased 1.3 percent in the first quarter of fiscal 2008. Bahama Breeze continues to build its site pipeline for new restaurant growth.

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (RARE) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.4 billion in total purchase price, including payments to the holders of RARE’s 2.5 percent convertible notes of approximately $136.4 million. The acquisition, which is subject to the satisfaction of customary closing conditions, including the condition that no less than a majority of the outstanding common stock of RARE be tendered, received unanimous approval by the boards of directors of both companies. The tender offer period commenced on August 31, 2007 and is expected to end on September 28, 2007, but may be extended under certain conditions. The merger is expected to be completed shortly thereafter. On September 13, 2007, Darden and RARE received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

To fund the acquisition, we have entered into a revolving line of credit of $750.0 million that replaced our prior $500.0 million revolving line of credit, and a $1.15 billion interim financing facility to be funded upon consummation of the tender offer, as discussed in the Liquidity and Capital Resources section below. Following the acquisition, we intend to refinance the interim financing facility with proceeds from one or more offerings of long-term notes. In September 2007, we entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge the risk of changes in the benchmark interest rate prior to the issuance of these notes, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

SALES

Sales from continuing operations were $1.47 billion and $1.36 billion for the quarters ended August 26, 2007 and August 27, 2006, respectively. The 7.9 percent increase in sales for the first quarter of fiscal 2008 was primarily due to increased U.S. same-restaurant sales at Red Lobster and Olive Garden and a net increase of 36 company-owned restaurants since the first quarter of fiscal 2007. Olive Garden’s sales of $749.9 million were 9.6 percent above last year’s first quarter, driven primarily by a 4.8 percent increase in U.S. same-restaurant sales and its 37 net new restaurants in operation since the first quarter of last year. Olive Garden achieved its 52nd consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 3.4 percent increase in average check and a 1.4 percent increase in same-restaurant guest counts. Red Lobster’s sales of $669.5 million were 6.3 percent above last year’s first quarter, which resulted primarily from a 7.0 percent increase in U.S. same-restaurant sales, partially offset by a net decrease of three company-owned restaurants since the first quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 3.6 percent increase in average check, and a 3.4 percent increase in same-restaurant guest counts. Bahama Breeze sales of $37.2 million decreased $0.5 million compared to last year’s first quarter, driven by a 1.3 percent decrease in same-restaurant sales.

COSTS AND EXPENSES

Total costs and expenses were $1.32 billion and $1.22 billion for the quarters ended August 26, 2007 and August 27, 2006, respectively. As a percent of sales, total costs and expenses remained flat in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

Food and beverage costs were $423.8 million during the first quarter of fiscal 2008, an increase of $37.9 million, or 9.9 percent, from food and beverage costs of $385.9 million during the first quarter of fiscal 2007. As a percent of sales, food and beverage costs increased in the first quarter of fiscal 2008 primarily as a result of menu mix changes related to the timing of Olive Garden and Red Lobster promotions and costs associated with the introduction of non-trans fat oils in our restaurants. Restaurant labor costs were $471.6 million during the first quarter of fiscal 2008, an increase of $35.9 million, or 8.2 percent, from restaurant labor costs of $435.7 million during the first quarter of fiscal 2007. As a percent of sales, restaurant labor costs increased in the first quarter of fiscal 2008 primarily as a result of an increase in wage rates and manager compensation. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $216.9 million during the first quarter of fiscal 2008, an increase of $12.2 million, or 6.0 percent, from restaurant expenses of $204.7 million during the first quarter of fiscal 2007. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2008 primarily as a result of lower workers’ compensation and public liability expenses compared to last year resulting from our improved safety performance in the restaurants and increased sales leverage at Olive Garden and Red Lobster.

Selling, general and administrative expenses were $143.0 million during the first quarter of fiscal 2008, an increase of $9.3 million, or 7.0 percent, from selling, general and administrative expenses of $133.7 million during the first quarter of fiscal 2007. As a percent of sales, selling, general and administrative expenses decreased slightly in the first quarter of fiscal 2008 primarily as increased sales leverage at Olive Garden and Red Lobster was partially offset by an increase in general and administrative expenses.

Depreciation and amortization expense was $50.6 million during the first quarter of fiscal 2008, an increase of $0.7 million, or 1.4 percent, from depreciation and amortization expense of $49.9 million during the first quarter of fiscal 2007. As a percent of sales, depreciation and amortization expense decreased slightly between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 as new restaurant activity was offset by increased sales leverage at Olive Garden and Red Lobster.

Net interest expense was $9.7 million during the first quarter of fiscal 2008, a decrease of $0.6 million, or 5.8 percent, from interest expense of $10.3 million during the first quarter of fiscal 2007. As a percent of sales, net interest expense decreased between the first quarter of fiscal 2008 and the first quarter of fiscal 2007 due mainly to increased sales leverage and lower interest expense.

INCOME TAXES

The effective income tax rate for the first quarter of fiscal 2008 was 29.8 percent compared to an effective income tax rate of 33.1 percent in the first quarter of fiscal 2007. The rate decrease in fiscal 2008 was primarily attributable to a decrease in our effective state and federal effective income tax rates during the first quarter of fiscal 2008 resulting from the favorable resolution of prior year tax matters expensed in prior years. Additionally, our state effective income tax rate decreased from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 because of an increase in state income tax liabilities during the first quarter of fiscal 2007 related to uncertain income tax positions.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the first quarter of fiscal 2008, our net earnings from continuing operations were $106.6 million compared to $93.3 million in the first quarter of fiscal 2007, a 14.2 percent increase, and our diluted net earnings per share from continuing operations were $0.73 compared to $0.62 in the first quarter of fiscal 2007, a 17.7 percent increase. At Olive Garden, increased sales and lower selling, general and administrative expenses and depreciation and amortization expenses as a percent of sales partially offset increased food and beverage costs, restaurant labor costs and restaurant expenses as a percent of sales. As a result, operating profit increased for Olive Garden in the first quarter of fiscal 2008, although, as a percent of sales, operating profit decreased from fiscal 2007. At Red Lobster, increased sales and lower restaurant labor costs, restaurant expenses and depreciation and amortization expenses as a percent of sales more than offset higher food and beverage costs and selling, general and administrative expense as a percent of sales. As a result, Red Lobster had an operating profit increase in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in both our net earnings and diluted net earnings per share for the first quarter of fiscal 2008 was primarily due to increased U.S. same-restaurant sales at Red Lobster and Olive Garden, new restaurant growth and decreases in our consolidated restaurant expenses, selling, general and administrative expenses, depreciation and amortization expenses and net interest expense as a percent of sales, which more than offset increased food and beverage costs and restaurant labor costs as a percent of sales.

LOSSES FROM DISCONTINUED OPERATIONS

On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2008 were $0.7 million ($0.01 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2007 of $4.8 million ($0.03 per diluted share). During the first quarter of fiscal 2007, we recorded $4.1 million of long-lived asset impairment charges related to three Smokey Bones restaurants.

SEASONALITY

Our sales volumes fluctuate seasonally. During fiscal 2007, 2006 and 2005, our sales were highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, severe weather and similar conditions may impact sales volumes in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2008, compared with the number open at the end of fiscal 2007 and the end of the first quarter of fiscal 2007.

	August 26, 2007	May 27, 2007	August 27, 2006
Red Lobster – USA	651	651	652
Red Lobster – Canada	29	29	31

Total	680	680	683

Olive Garden – USA	615	608	578
Olive Garden – Canada	6	6	6

Total	621	614	584

Bahama Breeze	23	23	23
Seasons 52	7	7	5

Total	1,331	1,324	1,295

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

We currently manage our business and our financial ratios to maintain an investment grade bond rating, which allows flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB+” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this report and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, until September 20, 2007, we maintained a credit facility under a Credit Agreement dated August 16, 2005 (Prior Credit Agreement) with a consortium of banks under which we could borrow up to $500.0 million. As part of the Prior Credit Agreement, we could request issuance of up to $100.0 million in letters of credit, the outstanding amount of which reduced the net borrowing capacity under the agreement. The Prior Credit Agreement allowed us to borrow at interest rates that varied based on a spread over (i) LIBOR or (ii) a base rate that was the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR was determined by our debt rating. We could also request that loans be made at interest rates offered by one or more of the banks, which may have varied from the LIBOR or base rate. The Prior Credit Agreement supported our commercial paper borrowing program and would have expired on August 15, 2010, but was terminated on September 20, 2007 in connection with the new credit arrangements described below. We were required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee were subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Prior Credit Agreement were unsecured. As of August 26, 2007 we had borrowings of $100.0 million outstanding under the Prior Credit Agreement. At May 27, 2007, no borrowings under the Prior Credit Agreement were outstanding. As of August 26, 2007, there was $79.5 million of commercial paper and no letters of credit outstanding, which were backed by this facility. As of August 26, 2007, we were in compliance with all covenants under the Prior Credit Agreement.

On September 20, 2007, we entered into (i) a $750.0 million revolving Credit Agreement dated as of September 20, 2007 (the New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders (the Revolving Credit Lenders) and other agents party thereto, and (ii) a $1.15 billion 364-Day Credit Agreement dated as of September 20, 2007 (Interim Credit Agreement, and together with the New Revolving Credit Agreement, the New Credit Agreements) with BOA, as administrative agent, and the lenders party thereto. The New Credit Agreements are senior unsecured debt obligations of the Company. Both of the New Credit Agreements contain customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type.

The Interim Credit Agreement requires mandatory prepayments in the event of assets sales or debt issuances, subject to certain exceptions and thresholds. The Interim Credit Agreement matures 364 days from the closing date. Up to the full amount of the Interim Credit Agreement may be converted into a revolving credit facility in order to support commercial paper issued to reduce the outstanding amount of the Interim Credit Agreement. Proceeds of the Interim Credit Agreement may only be used to finance the acquisition of RARE and related fees and expenses, to repay certain existing debt and to support commercial paper issuances used to repay loans under the Interim Credit Agreement.

The New Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, the partial financing of the RARE acquisition as well as general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the New Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the New Revolving Credit Facility by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

The loans under the New Credit Agreements will bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.50 percent). We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate for up to $100.0 million of borrowings. Assuming a “BBB” equivalent credit rating level, the applicable margin under the Interim Credit Facility will be 0.32 percent, and the applicable margin under the Revolving Credit Facility will be 0.35 percent. The New Credit Agreements require that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our ratings) and, in the event that the outstanding amounts under the applicable New Credit Agreement exceed 50 percent of such New Credit Agreement, a utilization fee of the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our ratings). As of September 20, 2007, $175.0 million was outstanding under the New Revolving Credit Agreement. The Interim Credit Agreement will become available to us upon the consummation of (and will be used to fund the purchase of shares pursuant to) the tender offer that is part of the RARE acquisition. The New Revolving Credit Agreement replaced our Prior Credit Agreement, which was terminated effective September 20, 2007.

Following the acquisition, we intend to refinance the interim financing facility with proceeds from one or more offerings of long-term notes. In September 2007, we entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of these notes, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

At August 26, 2007, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$150.0 million of unsecured 6.000 percent senior notes due August 2035; and

•	An unsecured, variable rate $18.5 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

A summary of our contractual obligations and commercial commitments at August 26, 2007, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$179.5	$179.5	$—	$—	$—
Long-term debt(1)	853.6	33.5	215.5	119.6	485.0
Operating leases	441.0	82.9	138.4	99.7	120.0
Purchase obligations(2)	316.5	285.7	30.8	—	—
Benefit obligations(3)	277.0	26.3	39.9	48.3	162.5
Unrecognized tax benefits	69.2	6.4	60.1	2.7	—

Total contractual obligations	$2,136.8	$614.3	$484.7	$270.3	$767.5

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit(4)	$67.8	$67.8	$—	$—	$—
Guarantees(5)	0.8	0.3	0.3	0.2	—

Total commercial commitments	$68.6	$68.1	$0.3	$0.2	$—

1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on the interest rate in effect at August 26, 2007 (5.936 percent). Excludes issuance discount of $2.4 million.
2)	Includes commitments for food and beverage items and supplies, capital projects and other miscellaneous commitments.
3)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2016.
4)	Includes letters of credit for $58.1 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $3.2 million of lease payments included in contractual operating lease obligation payments noted above and other letters of credit totaling $6.4 million.
5)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 0.2 million shares of our common stock for $7.6 million in the first quarter of fiscal 2008, compared to 2.3 million shares for $83.2 million in the first quarter of fiscal 2007. As of August 26, 2007, we have repurchased a total of 142.1 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations increased to $161.1 million in the first quarter of fiscal 2008 from $107.6 million in the first quarter of fiscal 2007 primarily as a result of an increase in net earnings from continuing operations and the timing of purchases of inventories and restaurant level services and payments made for income taxes.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants, replacing equipment and technology initiatives. Capital expenditures were $86.7 million in the first quarter of fiscal 2008, compared to $92.4 million in the first quarter of fiscal 2007. The decreased expenditures in the first quarter of fiscal 2008 resulted primarily from decreased spending associated with restaurant replacement assets and technology initiatives. During the first quarter of fiscal 2007, we also received $12.6 million in cash in connection with the sale and leaseback of our current Restaurant Support Center.

Net cash flows used in financing activities included $25.4 million in dividends paid in the first quarter of fiscal 2008, compared to no dividends for the same period in fiscal 2007. On June 15, 2007, the Board of Directors declared a cash dividend of eighteen cents per share to be paid on August 1, 2007 to all shareholders of record as of the close of business on July 10, 2007. Based on this eighteen cent quarterly dividend declaration, our indicated annual dividend is seventy-two cents per share. In fiscal 2007, we paid semi-annual dividends of twenty-three cents per share. Cash flows used in financing activities for the first quarter of fiscal 2008 were greater than the cash flows used in financing activities for the first quarter of fiscal 2007 due to the repayment of $31.9 million of short-term debt in the first quarter of fiscal 2008 compared to proceeds received from the issuance of short-term debt of $36.0 million in the first quarter of fiscal 2007. These increased cash outflows were partially offset by the decrease in purchases of treasury stock from $83.2 million in the first quarter of fiscal 2007 to $7.6 million in the first quarter of fiscal 2008.

Except with respect to the RARE acquisition, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. Other than with respect to the RARE acquisition, we are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our New Credit Agreements and internal cash generating capabilities will be sufficient to finance our acquisition of RARE, ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2008.

FINANCIAL CONDITION

Our current assets totaled $552.6 million at August 26, 2007, compared to $545.4 million at May 27, 2007. The increase resulted primarily from an increase in cash and cash equivalents, which were $47.3 million at August 26, 2007 compared to $30.2 million at May 27, 2007, and an increase in inventories which were $226.5 million at August 26, 2007 compared to $209.6 million at May 27, 2007, principally due to seasonality, and were partially offset by a decrease in receivables, net due to proceeds received related to the sale of our Restaurant Support Center during the first quarter of fiscal 2007.

Our current liabilities totaled $995.1 million at August 26, 2007, compared to $1.07 billion at May 27, 2007. Accounts payable and short-term debt totaled $210.2 million and $179.5 million at August 26, 2007, respectively, compared to $178.0 million and $211.4 million at May 27, 2007, respectively, principally due to the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first quarter and the use of commercial paper to manage to desired debt leverage targets. Accrued payroll of $95.5 million at August 26, 2007, decreased from $108.5 million at May 27, 2007, principally due to the payout of fiscal 2007 incentive compensation during the first quarter of fiscal 2008, which is partially offset by the amounts accrued for fiscal 2008 incentive compensation. Unearned revenues of $93.4 million at August 26, 2007 decreased from $109.9 million at May 27, 2007 principally due to seasonal fluctuations in sales and redemptions of our gift cards. Accrued income taxes decreased to $41.5 million at August 26, 2007 from $75.9 at May 27, 2007 primarily due to a reclassification of gross unrecognized tax benefits to non-current liabilities in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), effective May 28, 2007. Other liabilities increased to $127.0 million at August 26, 2007 from $67.4 million at May 27, 2007 principally due to the FIN 48 reclassification noted above.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period (see Note 1, “Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007). Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

Land, buildings and equipment and certain other assets, including capitalized software costs and liquor licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. For assets that meet the held for sale criteria, we separately evaluate whether those assets also meet the requirements to be reported as discontinued operations. Principally, if we discontinue cash flows and no longer have any significant continuing involvement with respect to the operations of the assets, we classify the assets and related results of operations as discontinued. We consider guest transfer (an increase in guests at another location as a result of the closure of a location) as continuing cash flows and evaluate the significance of expected guest transfer when evaluating a restaurant for discontinued operations reporting. To the extent we dispose of enough assets where classification between continuing operations and discontinued operations would be material to our consolidated financial statements, we utilize the reporting provisions for discontinued operations. Assets whose disposal is not probable within one year remain in land, buildings and equipment until their disposal is probable within one year.

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability to sell our assets held for sale, as in the case of the Smokey Bones restaurants. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). From year to year, our determination of these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of earnings during each period.

Income Taxes

We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the tax deductibility of certain other items. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

Effective May 28, 2007 we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Our estimates are based on the best available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

APPLICATION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate” and “project,” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part II, Item 1A “Risk Factors” in this Form 10-Q:

•	The intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

•

Economic and business factors, both specific to the restaurant industry and generally, that are largely out of our control, including changes in consumer preferences, demographic trends, severe weather conditions including hurricanes, a protracted economic slowdown or worsening economy, energy prices, interest rates, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

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

•

Growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our expansion of newer concepts that have not yet proven their long-term viability, our ability to develop new concepts, risks associated with growth through acquisitions, and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits, the availability and cost of funds to finance growth and our ability to hire and train qualified personnel;

•	Our plans to expand newer concepts like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability;

•	Our ability to dispose of our closed Smokey Bones and Rocky River Grillhouse restaurants and to sell the remaining operating Smokey Bones restaurants;

•	The successful completion of our proposed acquisition of RARE on a timely basis, including any impact from regulatory review of the proposed acquisition;

•	Our ability to combine and integrate the business of RARE into our operations in a successful and timely manner and to achieve synergies following the completion of the acquisition; and

•	The impact of the substantial indebtedness we expect to incur in connection with the proposed acquisition of RARE.

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 26, 2007, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $10.8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $43.0 million. The fair value of our long-term fixed rate debt during the first three months of fiscal 2008 averaged $472.0 million, with a high of $478.1 million and a low of $468.4 million.

In September 2007, we entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge the risk of changes in the benchmark interest rate prior to the expected issuance of the long-term notes that will replace our interim financing we expect to use to fund the RARE acquisition, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 26, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 26, 2007.

During the fiscal quarter ended August 26, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint seeks to have the suit certified as a class action; however, no class has been certified to date. We intend to defend ourselves vigorously against this claim and have removed the case to federal court, and filed motions to dismiss the case.

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

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, the level of consumer acceptance of our restaurant concepts and health concerns. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales at the LongHorn Steakhouse and The Capital Grille restaurants that we would acquire following our planned acquisition of RARE and that offer beef as a primary menu item. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant concept or menu in response to such concerns, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, or may choose more inexpensive restaurants when eating outside the home. Furthermore, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

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

We may lose revenue or incur increased costs if our restaurants do not receive frequent deliveries of food and other supplies.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. In addition, RARE has a contract with a single distributor for the distribution of most meat, food and other supplies for its LongHorn Steakhouse and The Capital Grille restaurants. Following our planned acquisition of RARE, we would be dependent on this single distributor for distributions to these restaurants. If this distributor does not perform adequately or otherwise fails to distribute product or supplies to these restaurants, our inability to replace this distributor in a short time frame on acceptable terms could increase our costs or could cause shortages of food and other items at these restaurants which may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

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

Failure to complete the acquisition of RARE could adversely impact our stock price and future business and operations.

On August 16, 2007, we entered into an Agreement and Plan of Merger (the merger agreement) pursuant to which we expect to complete the acquisition of RARE. Completion of the acquisition is not assured and is subject to risks. The completion of the acquisition is also subject to the satisfaction of certain closing conditions described in the merger agreement and related documents, including the condition that at least a majority of the outstanding common stock of RARE be tendered. If our acquisition of RARE is not completed for any reason, we may be subject to several risks, including the following:

•	we may incur acquisition-related expenses without realizing the expected benefits of the acquisition;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the acquisition will be completed;

•	even if the acquisition is not completed, we must pay our accrued costs related to the acquisition, such as legal and accounting fees; and

•	perceived uncertainties as to our future direction may result in the loss of employees, customers, suppliers and other business partners.

Failure to combine and integrate the business of RARE into our operations in a successful and timely manner could adversely affect our business.

Subject to the risks and uncertainties discussed above, in early October 2007, we expect to consummate the acquisition of RARE, which owns, operates and franchises 317 restaurants, including 287 LongHorn Steakhouse restaurants and 28 The Capital Grille restaurants in the United States. Our integration of RARE’s business into our operations will be a complex and time-consuming process which will require significant efforts and expenses. Currently, the two companies operate independently, each with its own business, customers, employees, culture and systems. We may experience material unanticipated difficulties or expenses in connection with the integration of the business of RARE. The difficulties of combining the business of RARE with our operations may include, among others:

•	retaining and integrating management and other key employees;

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	consolidating corporate and administrative infrastructures;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	failure to manage successfully and coordinate the growth of the combined company.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

Even if we complete the RARE acquisition and are able to successfully integrate the business of RARE into our operations, we may not realize the anticipated benefits of the RARE acquisition.

Even if we complete the RARE acquisition and are able to successfully integrate the business of RARE into our operations, there can be no assurance that the acquisition will result in the realization of the anticipated benefits. We are acquiring RARE with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency and effectiveness in purchasing, distribution and other restaurant and corporate support. However, we may not be able to realize the synergies, business opportunities and growth prospects anticipated in connection with the acquisition. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities or general industry and business conditions may deteriorate. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the anticipated benefits of the acquisition, our expectations of future results of operations, including the synergies expected to result from the acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

We will incur substantial additional indebtedness to finance the RARE acquisition, which may decrease our business flexibility and increase our borrowing costs.

If we consummate the acquisition of RARE, we will have consolidated indebtedness that will be substantially greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company, as compared to that which has existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Our level of indebtedness could have important consequences. For example, it may:

•

require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•

limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and

•	limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors.

There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 26, 2007. Since commencing repurchases in December 1995, we have repurchased a total of 142.1 million shares through August 26, 2007 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 28, 2007 through July 1, 2007	136,276	$46.62	136,276	20,328,083
July 2, 2007 through July 29, 2007	27,712	$43.81	27,712	20,300,371
July 30, 2007 through August 26, 2007	—	—	—	20,300,371

Total	163,988	$46.14	163,988	20,300,371

(1)	All of the shares purchased during the quarter ended August 26, 2007 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 5.	Other Information

At our Annual Meeting of Shareholders held on September 14, 2007, our shareholders took the following actions:

1. Elected 12 directors: Leonard L. Berry; Odie C. Donald; David H. Hughes; Charles A. Ledsinger, Jr.; William M. Lewis, Jr.; Senator Connie Mack, III; Andrew H. Madsen; Clarence Otis, Jr.; Michael D. Rose; Maria A. Sastre; Jack A. Smith; and Rita P. Wilson.

2. Ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 25, 2008.

Item 6.	Exhibits

Exhibit 2	Agreement and Plan of Merger dated as of August 16, 2007 among Darden Restaurants, Inc., Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 17, 2007).

Exhibit 10.1	Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

Exhibit 10.2	364-Day Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 24, 2007).

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: September 28, 2007	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President, General Counsel and Secretary

Dated: September 28, 2007	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2	Agreement and Plan of Merger dated as of August 16, 2007 among Darden Restaurants, Inc., Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 17, 2007).

10.1	Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

10.2	364-Day Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 24, 2007).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.