Form 10-Q
period 2007-11-25
DARDEN RESTAURANTS INC
filed 2008-01-04
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2007

or

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

Number of shares of common stock outstanding as of December 14, 2007: 143,281,476 (excluding 136,028,998 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Sales	$1,522.0	$1,298.1	$2,989.5	$2,657.7
Costs and expenses:
Cost of sales:
Food and beverage	459.1	375.5	882.9	761.4
Restaurant labor	505.4	434.3	977.0	870.0
Restaurant expenses	245.0	198.2	461.9	402.9

Total cost of sales, excluding restaurant depreciation and amortization of $56.1, $46.8, $103.6 and $93.1, respectively	$1,209.5	$1,008.0	$2,321.8	$2,034.3
Selling, general and administrative	170.4	133.4	313.4	267.1
Depreciation and amortization	60.3	49.8	110.9	99.7
Interest, net	22.6	10.3	32.3	20.6

Total costs and expenses	$1,462.8	$1,201.5	$2,778.4	$2,421.7

Earnings before income taxes	59.2	96.6	211.1	236.0
Income taxes	(15.1)	(29.0)	(60.4)	(75.1)

Earnings from continuing operations	$44.1	$67.6	$150.7	$160.9
Losses from discontinued operations, net of tax benefit of $0.7, $4.9, $1.2 and $9.0, respectively	(0.6)	(5.9)	(1.3)	(10.7)

Net earnings	$43.5	$61.7	$149.4	$150.2

Basic net earnings per share:
Earnings from continuing operations	$0.31	$0.46	$1.07	$1.11
Losses from discontinued operations	(0.00)	(0.04)	(0.01)	(0.07)

Net earnings	$0.31	$0.42	$1.06	$1.04

Diluted net earnings per share:
Earnings from continuing operations	$0.30	$0.45	$1.03	$1.07
Losses from discontinued operations	(0.00)	(0.04)	(0.01)	(0.07)

Net earnings	$0.30	$0.41	$1.02	$1.00

Average number of common shares outstanding:
Basic	142.0	145.3	141.4	145.1
Diluted	146.9	150.7	146.6	150.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	November 25, 2007	May 27, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29.3	$30.2
Short-term investments	6.3	—
Receivables, net	50.5	46.4
Inventories, net	294.9	209.6
Refundable income taxes	12.1	—
Prepaid expenses and other current assets	36.5	33.5
Deferred income taxes	99.1	81.7
Assets held for sale	102.6	144.0

Total current assets	$631.3	$545.4
Land, buildings and equipment, net	2,925.3	2,184.4
Goodwill	520.3	—
Trademarks	455.0	—
Other assets	222.5	151.0

Total assets	$4,754.4	$2,880.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255.9	$178.0
Short-term debt	392.0	211.4
Accrued payroll	102.9	108.5
Accrued income taxes	—	75.9
Other accrued taxes	39.8	43.4
Unearned revenues	125.8	109.9
Other current liabilities	352.3	305.0
Liabilities associated with assets held for sale	34.1	42.3

Total current liabilities	$1,302.8	$1,074.4
Long-term debt, less current portion	1,635.4	491.6
Deferred income taxes	145.4	25.8
Deferred rent	131.6	127.1
Obligations under capital leases, net of current installments	50.7	—
Other liabilities	186.7	67.4

Total liabilities	$3,452.6	$1,786.3

Stockholders’ equity:
Common stock and surplus	$2,042.8	$1,904.3
Retained earnings	1,918.3	1,820.4
Treasury stock	(2,614.6)	(2,576.5)
Accumulated other comprehensive income (loss)	(26.1)	(32.8)
Unearned compensation	(18.4)	(20.6)
Officer notes receivable	(0.2)	(0.3)

Total stockholders’ equity	$1,301.8	$1,094.5

Total liabilities and stockholders’ equity	$4,754.4	$2,880.8

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the six months ended November 25, 2007 and November 26, 2006

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	149.4	—	—	—	—	149.4
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	3.6	—	—	3.6
Change in fair value of derivatives, net of tax of $1.7	—	—	—	0.7	—	—	0.7
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	2.4	—	—	2.4

Total comprehensive income							156.1
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(50.8)	—	—	—	—	(50.8)
Stock option exercises (2.4 shares)	40.6	—	5.7	—	—	—	46.3
Stock-based compensation expense	26.0	—	—	—	—	—	26.0
Stock-based awards included in cost of RARE acquisition	43.2	—	—	—	—	—	43.2
ESOP note receivable repayments	—	—	—	—	2.2	—	2.2
Income tax benefits credited to equity	25.0	—	—	—	—	—	25.0
Purchases of common stock for treasury (1.0 shares)	—	—	(44.4)	—	—	—	(44.4)
Issuance of treasury stock under Employee Stock Purchase and other plans (0.4 shares)	3.7	—	0.6	—	—	—	4.3
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at November 25, 2007	$2,042.8	$1,918.3	$(2,614.6)	$(26.1)	$(18.4)	$(0.2)	$1,301.8

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 28, 2006	$1,806.4	$1,684.7	$(2,211.2)	$(5.5)	$(44.2)	$(0.4)	$1,229.8
Comprehensive income:
Net earnings	—	150.2	—	—	—	—	150.2
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.0)	—	—	(1.0)
Change in fair value of derivatives, net of tax of $0.5	—	—	—	0.8	—	—	0.8

Total comprehensive income							150.0
Cash dividends declared	—	(33.5)	—	—	—	—	(33.5)
Stock option exercises (2.6 shares)	31.2	—	3.2	—	—	—	34.4
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)	(20.2)	—	—	—	20.2	—	—
Stock-based compensation	14.5	—	—	—	—	—	14.5
ESOP note receivable repayments	—	—	—	—	1.6	—	1.6
Income tax benefits credited to equity	28.4	—	—	—	—	—	28.4
Purchases of common stock for treasury (3.9 shares)	—	—	(150.2)	—	—	—	(150.2)
Issuance of treasury stock under Employee Stock Purchase and other plans (0.1 shares)	3.4	—	0.5	—	—	—	3.9
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at November 26, 2006	$1,863.7	$1,801.4	$(2,357.7)	$(5.7)	$(22.4)	$(0.3)	$1,279.0

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Cash flows—operating activities
Net earnings	$43.5	$61.7	$149.4	$150.2
Losses from discontinued operations, net of tax benefit	0.6	5.9	1.3	10.7
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	60.3	49.8	110.9	99.7
Asset impairment, net	—	(0.3)	—	0.2
Amortization of loan costs	0.2	0.5	0.6	0.9
Stock-based compensation expense	20.9	8.8	29.3	17.2
Change in current assets and liabilities	(62.4)	(87.7)	(40.9)	(120.7)
Contributions to postretirement plan	(0.3)	(0.1)	(0.5)	(0.3)
(Gain)/loss on disposal of land, buildings and equipment	(1.9)	(0.3)	(1.1)	0.4
Change in cash surrender value of trust owned life insurance	0.9	(4.6)	2.6	(4.6)
Deferred income taxes	(2.6)	(5.1)	(23.9)	(12.1)
Change in deferred rent	3.4	8.8	4.8	3.6
Change in other liabilities	10.6	(0.3)	1.0	(2.1)
Other, net	1.6	—	2.4	1.6

Net cash provided by operating activities of continuing operations	$74.8	$37.1	$235.9	$144.7

Cash flows—investing activities
Purchases of land, buildings and equipment	(114.8)	(85.6)	(201.4)	(178.0)
Proceeds from disposal of land, buildings and equipment	0.4	36.8	0.6	49.5
Cash used in business combination, net of cash acquired	(1,200.0)	—	(1,200.0)	—
Increase (decrease) in other assets	2.9	(1.1)	(2.7)	(0.8)

Net cash used in investing activities of continuing operations	$(1,311.5)	$(49.9)	$(1,403.5)	$(129.3)

Cash flows—financing activities
Proceeds from issuance of common stock	39.5	26.9	49.5	37.3
Dividends paid	(25.5)	(33.5)	(50.8)	(33.5)
Purchases of treasury stock	(36.8)	(67.0)	(44.4)	(150.2)
Income tax benefits credited to equity	19.3	19.3	25.0	28.3
Proceeds from issuance of Interim Credit Agreement	1,150.0	—	1,150.0	—
Repayment of Interim Credit Agreement	(1,150.0)	—	(1,150.0)	—
Proceeds from issuance of New Senior Notes	1,135.7	—	1,135.7	—
Repayment of acquired convertible notes	(125.0)	—	(125.0)	—
Proceeds from issuance of short-term debt	212.5	60.0	180.6	96.0
ESOP note receivable repayment	1.5	0.8	2.2	1.6
Repayment of long-term ESOP debt	(1.5)	(0.8)	(2.2)	(1.6)

Net cash provided by (used in) financing activities of continuing operations	$1,219.7	$5.7	$1,170.6	$(22.1)

Cash flows – discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(3.2)	0.8	(5.9)	6.7
Net cash provided by (used in) investing activities of discontinued operations	2.2	(0.9)	2.0	(3.9)

Net cash (used in) provided by discontinued operations	$(1.0)	$(0.1)	$(3.9)	$2.8

Decrease in cash and cash equivalents	(18.0)	(7.2)	(0.9)	(3.9)
Cash and cash equivalents—beginning of period	47.3	45.6	30.2	42.3

Cash and cash equivalents—end of period	$29.3	$38.4	$29.3	$38.4

Cash flows from changes in current assets and liabilities
Receivables, net	(17.7)	(8.0)	(3.1)	0.3
Inventories, net	(51.3)	(75.2)	(68.1)	(85.4)
Prepaid expenses and other current assets	1.7	3.8	1.1	(4.2)
Accounts payable	36.5	20.5	68.8	4.1
Accrued payroll	(2.6)	3.8	(15.6)	(24.0)
Accrued income taxes	(35.3)	(32.4)	(4.1)	(0.3)
Other accrued taxes	(4.7)	(1.5)	(3.7)	0.3
Unearned revenues	9.2	5.1	(7.3)	(9.1)
Other current liabilities	1.8	(3.8)	(8.9)	(2.4)

Change in current assets and liabilities	$(62.4)	$(87.7)	$(40.9)	$(120.7)

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Smokey Bones Barbeque & Grill®, Seasons 52®, Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 25, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K, although we are still evaluating the impact of the acquisition of RARE Hospitality International, Inc. (RARE). See Note 2 for further discussion of the RARE acquisition.

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

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. Consistent with the discontinued operations reporting provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” we determined that we have discontinued or will discontinue all significant cash flows and continuing involvement with respect to the Smokey Bones, Rocky River Grillhouse and Bahama Breeze operations noted above and consider them to be discontinued operations. Therefore, for the quarters and six months ended November 25, 2007 and November 26, 2006, all impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. Assets and liabilities associated with these restaurants that are considered held for sale have been segregated from continuing operations and presented as assets and liabilities held for sale on our accompanying consolidated balance sheets. See Note 3 – Discontinued Operations for additional information.

Unless otherwise noted, amounts and disclosures throughout our Notes to Consolidated Financial Statements relate to our continuing operations.

Note 2. Acquisition of RARE

On October 1, 2007, we completed the acquisition of all of the outstanding common stock of RARE for an aggregate purchase price, including fees, expenses, and the fair value of our vested stock options and restricted stock issued to RARE employees in exchange for their outstanding vested stock options and restricted stock, of $1.27 billion, which is summarized below (amounts in millions):

Payment to RARE shareholders in cash	$1,191.6
Conversion of RARE stock-based awards	43.2
Direct acquisition costs	14.9
Restructuring and other employee costs	10.8
RARE debt settlement costs	9.8

Total	$1,270.3

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for $134.8 million, including $9.8 million related to a conversion premium. The acquired operations, which include 288 LongHorn Steakhouse restaurants, 29 The Capital Grille restaurants, one Hemenway’s Seafood Grille & Oyster Bar restaurant, and one The Old Grist Mill Tavern, as well as the rights associated with the four franchised LongHorn Steakhouse restaurants, are included in the results of operations of our consolidated financial statements from the date of acquisition and will continue to operate under their trademarked names.

Under the purchase method of accounting, the assets and liabilities of RARE were recorded at their respective fair values as of the date of the merger. The Company is in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including land, buildings and equipment, intangible assets, and certain liabilities. The fair values set forth below are based on preliminary valuations and, given the size of the merger, are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of land, buildings and equipment, plans relative to the disposition of certain assets acquired, and the involuntary termination of employees. When this process is completed, adjustments to goodwill may result. The following table summarizes the preliminary estimate of fair value assigned to the assets acquired and liabilities assumed and related deferred income taxes as of the date of acquisition (amounts in millions):

Current assets	$73.7
Land, buildings and equipment	644.2
Goodwill (non-amortizable)	520.3
Trademarks (non-amortizable)	455.0
Other assets (including $12.6 million of non-amortizable liquor licenses)	66.1

Total assets acquired	$1,759.3

Current liabilities	119.6
Other liabilities	369.4

Total liabilities assumed	$489.0

Net assets acquired	$1,270.3

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $520.3 million recorded as goodwill, none is expected to be deductible as operating expenses for tax purposes. The acquisition of RARE is a major step in advancing our strategy of growing our portfolio of brands in the casual dining industry through internal development and acquisitions. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales growth opportunities and cost synergies, driven primarily by supply chain and purchasing integration, increased advertising effectiveness and consolidation of corporate and restaurant support infrastructure.

Trademarks, which primarily relate to LongHorn Steakhouse and The Capital Grille, have an indefinite life based on the expected use of the assets and the regulatory and economic environment within which they are being used. These trademarks represent highly respected brands with positive connotations and we intend to cultivate and protect the use of these brands. Goodwill and trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaled $27.6 million, is recorded in other assets and, after considering renewal periods, has an estimated weighted average life of approximately 10 years. The fair value of the unfavorable leases totaled $15.9 million, is recorded in other liabilities and has an estimated weighted average life of approximately 12 years. The fair value of both the favorable and unfavorable leases is amortized to rent expense on the straight-line basis over the lives of the related leases.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the RARE acquisition, we accrued $4.7 million in employee termination benefits and $6.1 million in employee relocation benefits, both of which were included in the cost of the acquisition, and are expected to be paid out by the end of fiscal 2008. The following is a reconciliation of accrued employee termination and employee relocation benefit costs from October 1, 2007 (date of acquisition) to November 25, 2007, which are included in other current liabilities on the accompanying consolidated balance sheets:

(in millions)	Balance at October 1, 2007	Payments	Adjustments	Balance at November 25, 2007
Employee terminations	$4.7	$(0.5)	$—	$4.2
Employee relocations	6.1	(1.6)	—	4.5

Total	$10.8	$(2.1)	$—	$8.7

Included as part of the purchase price was $34.2 million and $9.0 million of fair value related to our stock options and restricted stock, respectively, issued to RARE employees in exchange for their outstanding RARE vested stock options and restricted stock.

The following pro forma information assumes the RARE acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

(in millions, except per share data)	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Sales	$1,612.9	$1,526.2	$3,349.6	$3,122.9
Earnings from continuing operations	$46.3	$72.1	$165.6	$178.7
Net earnings	$45.7	$58.2	$161.8	$160.2
Diluted net earnings per share from continuing operations	$0.31	$0.48	$1.13	$1.19
Diluted net earnings per share	$0.31	$0.39	$1.10	$1.06

Note 3. Discontinued Operations

On April 28, 2007, we closed nine under-performing Bahama Breeze restaurants to focus more on the profitable locations and position the concept for new unit growth. On May 5, 2007, we announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants, as well as our intention to offer for sale the remaining 73 operating Smokey Bones restaurants.

For the quarters and six months ended November 25, 2007 and November 26, 2006, all impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our consolidated statements of earnings for all periods presented. Losses from discontinued operations, net of tax, on our accompanying consolidated statements of earnings are comprised of the following:

(in millions)	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Sales	$47.4	$87.2	$100.3	$183.4
Losses before income taxes	(1.3)	(10.8)	(2.5)	(19.7)
Income tax benefits	0.7	4.9	1.2	9.0

Losses from discontinued operations, net of tax	$(0.6)	$(5.9)	$(1.3)	$(10.7)

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a detail of the assets and liabilities associated with the restaurants reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets as of November 25, 2007 and May 27, 2007 at fair value:

(in millions)	November 25, 2007	May 27, 2007
Current assets	$7.5	$44.6
Land, buildings and equipment, net	92.8	97.1
Other assets	2.3	2.3

Total assets	$102.6	$144.0

Current liabilities	$28.8	$37.1
Other liabilities	5.3	5.2

Total liabilities	$34.1	$42.3

The following is a reconciliation of accrued exit and disposal costs from May 27, 2007 to November 25, 2007, which are included in liabilities held for sale on the accompanying consolidated balance sheets and are expected to be paid in fiscal 2008:

(in millions)	Balance at May 27, 2007	Payments	Adjustments	Balance at November 25, 2007
Lease termination costs	$6.2	$(1.3)	$(0.2)	$4.7
Other exit costs	1.0	—	(0.7)	0.3

Total	$7.2	$(1.3)	$(0.9)	$5.0

Note 4. Consolidated Statements of Cash Flows

During the quarter and six months ended November 25, 2007, we paid $4.7 million and $17.6 million, respectively, for interest (net of amounts capitalized) and $29.7 million and $58.5 million, respectively, for income taxes. Interest income of $0.3 million and $0.4 million, respectively, associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and six months ended November 25, 2007. During the quarter and six months ended November 26, 2006, we paid $7.5 million and $19.1 million, respectively, for interest (net of amounts capitalized) and $42.4 million and $51.0 million, respectively, for income taxes. Interest income of $0.1 million and $0.2 million associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and six months ended November 26, 2006.

Note 5. Stock-Based Compensation

Effective May 29, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. We adopted SFAS No. 123(R) according to the modified prospective transition method and use the Black-Scholes option pricing model to estimate the fair value of awards. Under the modified prospective transition method, we recognize compensation expense on a straight-line basis over the remaining employee service period for new awards granted after the effective date of SFAS No. 123(R) and for unvested awards granted prior to the effective date of SFAS No. 123(R). In accordance with the modified prospective transition method, financial statements issued for periods prior to the adoption of SFAS No. 123(R) in fiscal 2007 have not been restated for the effects of the provisions of SFAS No. 123(R).

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of November 25, 2007 and November 26, 2006, excluding options issued in connection with the RARE acquisition, were as follows:

	Stock Options Granted During the Six Months Ended
	November 25, 2007	November 26, 2006
Weighted-average fair value	$14.84	$13.76
Risk-free interest rate	4.63%	5.08%
Expected volatility of stock	32.6%	34.5%
Dividend yield	1.59%	1.30%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the six months ended November 25, 2007:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.1	1.2	1.0	0.3

Awards granted	3.9	0.5	0.3	0.3
Awards exercised	(2.4)	(0.3)	—	(0.1)
Awards cancelled	(0.2)	(0.1)	(0.1)	—

Outstanding end of period	17.4	1.3	1.2	0.5

During the quarters and six months ended November 25, 2007 and November 26, 2006, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Stock Options	$12.1	$3.7	$15.3	$7.9
Restricted Stock/Restricted Stock Units	4.6	1.3	5.7	2.8
Darden Stock Units	1.7	2.3	3.1	2.5
Performance Stock Units	1.1	0.2	3.4	2.4
Employee Stock Purchase Plan/Other	1.4	1.3	1.8	1.6

	$20.9	$8.8	$29.3	$17.2

Pursuant to the acquisition of RARE, we converted 2.7 million outstanding RARE employee stock options to 2.4 million options to purchase Darden stock. RARE options converted at approximately an 89 percent ratio based on a formula set forth in the merger agreement governing this acquisition. The total value of the options was $43.5 million, $34.2 million of which was included in the cost of the acquisition, as this value related to vested awards as of the acquisition date. The remaining $9.3 million relates to the incremental value of the new awards as compared with the awards that were replaced and to the value of the unvested awards, and will be charged as an expense subsequent to the acquisition. During the quarter and six months ended November 25, 2007, we recognized $8.1 million of stock-based compensation expense as a result of the incremental value associated with the vested awards, incremental vesting of the awards and accelerated vesting of certain awards granted in the merger agreement. The remaining $1.2 million will be recognized as compensation expense over the remaining service period of the related awards.

Pursuant to the acquisition of RARE, we converted 0.5 million outstanding shares of RARE employee restricted stock and performance-based restricted stock units to 0.4 million shares of Darden restricted stock. The RARE restricted shares converted at approximately an 89 percent ratio based on a formula set forth in the merger agreement. The total value of the restricted shares was $16.9 million, $9.0 million of which was included in the cost of the acquisition as this value related to vested awards as of the acquisition date. The remaining $7.9 million relates to the value of the unvested awards and will be charged to expense subsequent to the acquisition. During the quarter

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and six months ended November 25, 2007, we recognized $2.2 million of stock-based compensation expense as a result of incremental vesting of the awards and accelerated vesting of certain awards granted in the merger agreement. The remaining $5.7 million will be recognized as compensation expense over the remaining service period of the related awards.

Note 6. Income Taxes

The effective income tax rate for the quarter and six months ended November 25, 2007 was 25.5 percent and 28.6 percent, respectively, compared to an effective income tax rate of 30.0 percent and 31.8 percent for the quarter and six months ended November 26, 2006, respectively. The rate decrease in fiscal 2008 was primarily attributable to a decrease in our effective federal income tax rate due to an increase in FICA tip and other tax credits. Additionally, our effective state income tax rate decreased from fiscal 2007 to fiscal 2008 because of a decrease in state income tax liabilities during fiscal 2008 related to uncertain income tax positions.

Effective May 28, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Upon adoption, we recognized an additional liability of $1.1 million ($0.7 million after tax) for uncertain tax positions, including interest, which was accounted for as a cumulative decrease to the balance of beginning retained earnings. As of the date of, and after recognizing the impact of, the adoption of FIN 48, we had gross unrecognized tax benefits, which represent the aggregate tax effect of differences between tax return positions and benefits recognized in our consolidated financial statements, totaling $64.1 million, which were reclassified from “income taxes payable” to “other non-current liabilities” upon adoption of FIN 48. Of this total, approximately $39.6 million, after considering the federal impact of state issues, would favorably affect the effective tax rate if resolved in our favor. During the quarter ended November 25, 2007, the balance of the reserves increased by approximately $31.0 million, primarily as a result of the acquisition of RARE and the preliminary estimate of the fair value of the liabilities assumed. Pursuant to SFAS No. 141, “Business Combinations,” and EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” any income tax adjustments related to RARE’s pre-acquisition tax periods will result in modifications to the assets acquired and liabilities assumed.

We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized in income tax expense. We accrued approximately $5.1 million for the payment of interest as of the date of adoption and after recognizing the impact of FIN 48. No amounts have been accrued for the payment of penalties.

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

Note 7. Long-Term Debt

Until September 20, 2007, we maintained a credit facility under a Credit Agreement dated August 16, 2005 (Prior Credit Agreement) with a consortium of banks under which we could borrow up to $500.0 million. As part of the Prior Credit Agreement, we could request issuance of up to $100.0 million in letters of credit, the outstanding amount of which reduced the net borrowing capacity under the agreement. The Prior Credit Agreement allowed us to borrow at interest rates that varied based on a spread over (i) LIBOR or (ii) a base rate that was the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR was determined by our debt rating. We could also request that loans be made at interest rates offered by one

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

or more of the banks, which may have varied from the LIBOR or base rate. The Prior Credit Agreement supported our commercial paper borrowing program and would have expired on August 15, 2010, but was terminated on September 20, 2007 in connection with the new credit arrangements described below. As of May 27, 2007, no borrowings were outstanding under the Prior Credit Agreement.

On September 20, 2007, to fund the RARE acquisition, we entered into (i) a $750.0 million revolving Credit Agreement dated as of September 20, 2007 (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto, and (ii) a $1.15 billion 364-Day Credit Agreement dated as of September 20, 2007 (Interim Credit Agreement) with BOA, as administrative agent, and the lenders party thereto. The Interim Credit Agreement became available to us upon the consummation of the RARE acquisition. The Interim Credit Agreement and the New Revolving Credit Agreement were used to fund the RARE acquisition. On October 11, 2007, we completed the issuance of $1.15 billion aggregate principal amount of long-term senior notes described below, the proceeds of which were used to fully repay the Interim Credit Agreement.

The New Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 25, 2007, we were in compliance with all covenants under the New Revolving Credit Agreement.

The New Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, the partial financing of the RARE acquisition as well as general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the New Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the New Revolving Credit Agreement by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the New Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The New Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable New Revolving Credit Agreement exceeds 50 percent of such New Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 25, 2007, $375.0 million was outstanding under the New Revolving Credit Agreement. In addition, $17.0 million of commercial paper was outstanding as of November 25, 2007, which is backed by this facility.

On October 11, 2007, we issued $350.0 million of unsecured 5.625 percent senior notes due October 2012, $500.0 million of unsecured 6.200 percent senior notes due October 2017 and $300.0 million of unsecured 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) under a registration statement filed with the SEC on October 9, 2007. Discount and issuance costs, which were $4.3 million and $10.0 million, respectively, are being amortized over the terms of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. The interest rate payable on each series of the New Senior Notes will be subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate can not be reduced below the initial interest rate. As of November 25, 2007, no such adjustments to the interest rates had been made. We may redeem any series of the New Senior Notes at any time in whole or from time to time in part, at principal amount plus a make-whole premium. If we experience a change in control triggering event, we may be required to purchase the New Senior Notes from the holders.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended November 25, 2007, we entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes for a cumulative gain of $6.2 million. This amount was recorded in accumulated other comprehensive income and will be reclassified as a reduction to interest expense as interest on the New Senior Notes or similar debt is incurred.

Note 8. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 3.0 million and 3.7 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 25, 2007 and November 26, 2006, respectively, because the effect would have been anti-dilutive. Options to purchase 2.8 million and 3.5 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 25, 2007 and November 26, 2006, respectively, for the same reason.

Note 9. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 0.9 million and 1.0 million shares of our common stock for $36.8 million and $44.4 million during the quarter and six months ended November 25, 2007, respectively, resulting in a cumulative repurchase of 143.0 million shares as of November 25, 2007.

Note 10. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Service cost	$1.5	$1.5	$0.2	$0.2
Interest cost	2.4	2.3	0.3	0.2
Expected return on plan assets	(3.7)	(3.4)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	1.1	1.3	0.1	0.1

Net periodic benefit cost	$1.3	$1.7	$0.6	$0.5

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Service cost	$3.1	$3.0	$0.4	$0.3
Interest cost	4.8	4.5	0.6	0.5
Expected return on plan assets	(7.4)	(6.9)	—	—
Amortization of unrecognized prior service cost	0.1	0.1	—	—
Recognized net actuarial loss	2.1	2.7	0.1	0.2

Net periodic benefit cost	$2.7	$3.4	$1.1	$1.0

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of November 25, 2007 and May 27, 2007, we had $58.1 million and $75.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 25, 2007 and May 27, 2007, we also had $9.8 million and $10.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believe that our policies and practices were lawful and that we have strong defenses to both cases, following mediation with the plaintiffs, we have reached a tentative resolution of the matters. As a result, we accrued approximately $4 million of legal settlement costs for the quarter and six months ended November 25, 2007.

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

Note 12. Application of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. SFAS No. 157 is effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations we enter into.

Note 13. Subsequent Events

On November 30, 2007, we entered into a definitive agreement to sell the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc., an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for approximately $84.0 million. On December 31, 2007, we closed with Barbeque Integrated, Inc. on the sale of 62 of the restaurants for approximately $70.0 million, net of costs associated with the sale. The remaining 11 restaurants are expected to close in fiscal 2008 as the related ownership transfer conditions are satisfied.

On December 14, 2007, the Board of Directors declared a cash dividend of eighteen cents per share to be paid February 1, 2008 to all shareholders of record as of the close of business on January 10, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 25, 2007 and November 26, 2006.

	Quarter Ended		Six Months Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.2	28.9	29.5	28.6
Restaurant labor	33.2	33.5	32.7	32.7
Restaurant expenses	16.1	15.3	15.5	15.2

Total cost of sales, excluding restaurant depreciation and amortization of 3.7%, 3.6%, 3.5% and 3.5%, respectively	79.5%	77.7%	77.7%	76.5%
Selling, general and administrative	11.2	10.3	10.5	10.0
Depreciation and amortization	4.0	3.8	3.7	3.8
Interest, net	1.4	0.8	1.1	0.8

Total costs and expenses	96.1%	92.6%	93.0%	91.1%

Earnings before income taxes	3.9	7.4	7.0	8.9
Income taxes	(1.0)	(2.2)	(2.0)	(2.8)

Earnings from continuing operations	2.9	5.2	5.0	6.1
Losses from discontinued operations	—	(0.5)	—	(0.4)

Net earnings	2.9%	4.7%	5.0%	5.7%

OVERVIEW OF OPERATIONS

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (RARE) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.27 billion in total purchase price. Additionally, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for approximately $134.8 million, including $9.8 million related to a conversion premium. RARE owns two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of acquisition. The acquisition was completed on October 1, 2007 and the acquired operations are included in our financial statements from the date of acquisition.

Our sales from continuing operations were $1.52 billion and $2.99 billion for the second quarter and first six months of fiscal 2008, respectively, compared to $1.30 billion and $2.66 billion for the second quarter and first six months of fiscal 2007, respectively. The 17.2 percent and 12.5 percent increase in sales for the second quarter and first six months of fiscal 2008, respectively, were driven primarily by the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and a net increase of 33 Olive Garden restaurants since the second quarter of fiscal 2007. For the second quarter of fiscal 2008, our net earnings from continuing operations were $44.1 million compared to $67.6 million for the second quarter of fiscal 2007, a 34.8 percent decrease, and our diluted net earnings per share from continuing operations were $0.30 for the second quarter of fiscal 2008 compared to $0.45 for the second quarter of fiscal 2007, a 33.3 percent decrease. For the first six months of fiscal 2008, our net earnings from continued operations were $150.7 million compared to $160.9 million for the first six months of fiscal 2007, a 6.3 percent decrease, and our diluted net earnings per share were $1.03 for the first six months of fiscal 2008 compared to $1.07 for the first six months of fiscal 2007, a 3.8 percent decrease. The decrease in net earnings from continuing operations and diluted net earnings per share for the quarter and six month period ended November 25, 2007 compared to the same periods in the prior year was primarily due to fees and expenses related to the RARE acquisition and related integration costs of approximately $20.5 million. In addition, net earnings from continuing operations and diluted net earnings per share from the quarter and six month period ended November 25, 2007 was adversely impacted by increased legal costs and food and beverage costs.

SALES

Sales from continuing operations were $1.52 billion and $1.30 billion for the quarters ended November 25, 2007 and November 26, 2006, respectively. The 17.2 percent increase in sales for the second quarter of fiscal 2008 was primarily due to sales resulting from the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and a net increase of 33 net new restaurants since the second quarter of fiscal 2007. Olive Garden’s sales of $716.5 million were 8.2 percent above last year’s second quarter, driven primarily by a 3.2 percent increase in U.S. same-restaurant sales and its 33 net new restaurants in operation since the second quarter of last year. Olive Garden achieved its 53rd consecutive quarter of U.S. same-restaurant sales growth primarily as a result of a 3.3 percent increase in average check, which was partially offset by a 0.1 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $600.3 million were 0.6 percent above last year’s second quarter, which resulted primarily from a 0.1 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.6 percent increase in average check, which was partially offset by a 2.5 percent decrease in same-restaurant guest counts. LongHorn Steakhouse’s sales for the second quarter of fiscal 2008 (consisting of fiscal October and November only) were 6.4 percent above the comparable prior year period, driven by sales from 30 net new restaurants, partially offset by a decrease in same-restaurant sales of 3.9 percent. The Capital Grille’s second quarter sales (consisting of fiscal October and November only) were 11.3 percent above the comparable prior year period driven by sales from four net new restaurants in addition to a same-restaurant sales increase of 0.7 percent. Bahama Breeze sales of $30.3 million were slightly above last year’s second quarter, driven by a 0.1 percent increase in same-restaurant sales.

Sales were $2.99 billion and $2.66 billion for the six months ended November 25, 2007 and November 26, 2006, respectively. The 12.5 percent increase in sales for the first six months of fiscal 2008 was primarily due to sales resulting from the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 33 Olive Garden restaurants since the second quarter of fiscal 2007. Olive Garden’s sales of $1.47 billion were 8.9 percent above last year, driven primarily by a 4.0 percent increase in U.S. same-restaurant sales and its 33 net new restaurants in operation since the second quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 3.3 percent increase in average check and a 0.7 percent increase in same-restaurant guest counts. Red Lobster sales of $1.27 billion were 3.5 percent above last year, which resulted primarily from a 3.6 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 3.1 percent increase in average check and a 0.5 percent increase in same-restaurant guest counts. Bahama Breeze sales of $67.5 million were 0.7 percent below last year.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended November 25, 2007 Compared to Quarter Ended November 26, 2006

Total costs and expenses were $1.46 billion and $1.20 billion for the quarters ended November 25, 2007 and November 26, 2006, respectively. As a percent of sales, total costs and expenses increased to 96.1 percent in the second quarter of fiscal 2008 as compared to 92.6 percent in the second quarter of fiscal 2007.

Food and beverage costs were $459.1 million during the second quarter of fiscal 2008, an increase of $83.6 million, or 22.3 percent, from food and beverage costs of $375.5 million during the second quarter of fiscal 2007. Food and beverage costs, as a percent of sales, increased primarily as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. As a percent of sales, food and beverage costs also increased in the second quarter of fiscal 2008 as a result of an increase in food costs, such as dairy, non-perishables and seafood, and menu mix changes related to the timing of Olive Garden and Red Lobster promotions, partially offset by pricing increases. Restaurant labor costs were $505.4 million during the second quarter of fiscal 2008, an increase of $71.1 million, or 16.4 percent, from restaurant labor costs of $434.3 million during the second quarter of fiscal 2007. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average. As a percent of sales, this decrease in restaurant labor costs was partially offset by an increase in wage rates and manager compensation. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $245.0 million during the second quarter of fiscal 2008, an increase of $46.8 million, or 23.6 percent, from restaurant expenses of $198.2 million during the second quarter of fiscal 2007. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2008 primarily as a result of favorable workers’ compensation and general liability experience in the second quarter of fiscal 2007.

Selling, general and administrative expenses were $170.4 million during the second quarter of fiscal 2008, an increase of $37.0 million, or 27.7 percent, from selling, general and administrative expenses of $133.4 million during the second quarter of fiscal 2007. As a percent of sales, selling, general and administrative expenses increased in the second quarter of fiscal 2008 primarily as a result of the RARE acquisition and integration related costs and increased legal costs, partially offset by increased sales leverage at Olive Garden and Red Lobster.

Depreciation and amortization expense was $60.3 million during the second quarter of fiscal 2008, an increase of $10.5 million, or 21.1 percent, from depreciation and amortization expense of $49.8 million during the second quarter of fiscal 2007. As a percent of sales, depreciation and amortization expense increased slightly between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 as new restaurant activity was largely offset by increased sales leverage at Olive Garden and Red Lobster.

Net interest expense was $22.6 million during the second quarter of fiscal 2008, an increase of $12.3 million, or 119.5 percent, from interest expense of $10.3 million during the second quarter of fiscal 2007. As a percent of sales, net interest expense increased between the second quarter of fiscal 2008 and the second quarter of fiscal 2007 due to an increase in average debt balances, primarily as a result of the RARE acquisition.

Six Months Ended November 25, 2007 Compared to Six Months Ended November 26, 2006

Total costs and expenses were $2.78 billion and $2.42 billion for the six months ended November 25, 2007 and November 26, 2006, respectively. As a percent of sales, total costs and expenses increased to 93.0 percent in the first six months of fiscal 2008 as compared with 91.1 percent in the first six months of fiscal 2007.

Food and beverage costs were $882.9 million during the first six months of fiscal 2008, an increase of $121.5 million, or 16.0 percent, from food and beverage costs of $761.4 million during the first six months of fiscal 2007. As a percent of sales, food and beverage costs increased in the first six months of fiscal 2008 primarily as a result of an increase in food costs, such as dairy, non-perishables and seafood, and menu mix changes related to the timing of Olive Garden and Red Lobster promotions. Food and beverage costs, as a percent of sales, also increased as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. Restaurant labor costs were $977.0 million during the first six months of fiscal 2008, an increase of $107.0 million, or 12.3 percent, from restaurant labor costs of $870.0 million during the first six months of fiscal 2007. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average. As a percent of sales, this decrease in restaurant labor costs was partially offset by an increase in wage rates and manager compensation. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $461.9 million during the first six months of fiscal 2008, an increase of $59.0 million, or 14.6 percent, from restaurant expenses of $402.9 million during the first six months of fiscal 2007. As a percent of sales, restaurant expenses increased in the first six months of fiscal 2008 primarily as a result of insurance recoveries received in fiscal 2007 and an increase in credit card and gift card fees, partially offset by increased sales leverage.

Selling, general and administrative expenses were $313.4 million during the first six months of fiscal 2008, an increase of $46.3 million, or 17.3 percent, from selling, general and administrative expenses of $267.1 million during the first six months of fiscal 2007. As a percent of sales, selling, general and administrative expenses increased in the first six months of fiscal 2008 primarily as a result of the RARE acquisition and integration related costs, increased advertising to generate awareness of the availability of fresh fish at Red Lobster and increased legal costs, partially offset by increased sales leverage.

Depreciation and amortization expense was $110.9 million during the first six months of fiscal 2008, an increase of $11.2 million, or 11.2 percent, from depreciation and amortization expense of $99.7 million during the first six months of fiscal 2007. As a percent of sales, depreciation and amortization expense decreased slightly between the first six months of fiscal 2008 and the first six months of fiscal 2007 as new restaurant activity was offset by increased sales leverage.

Net interest expense was $32.3 million during the first six months of fiscal 2008, an increase of $11.7 million, or 56.8 percent, from interest expense of $20.6 million during the first six months of fiscal 2007. As a percent of sales, net interest expense increased between the first six months of fiscal 2008 and the first six months of fiscal 2007 due mainly to an increase in average debt balances, primarily as a result of the RARE acquisition.

INCOME TAXES

The effective income tax rate for the second quarter and first six months of fiscal 2008 was 25.5 percent and 28.6 percent, respectively, compared to an effective income tax rate of 30.0 percent and 31.8 percent, respectively, in the second quarter and first six months of fiscal 2007. The rate decrease in fiscal 2008 was primarily attributable to a decrease in our effective federal income tax rate due to an increase in FICA tip and other tax credits. Additionally, our effective state income tax rate decreased from fiscal 2007 to fiscal 2008 because of a decrease in state income tax liabilities during fiscal 2008 related to uncertain income tax positions.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the second quarter of fiscal 2008, our net earnings from continuing operations were $44.1 million compared to $67.6 million in the second quarter of fiscal 2007, a 34.8 percent decrease, and our diluted net earnings per share from continuing operations were $0.30 compared to $0.45 in the second quarter of fiscal 2007, a 33.3 percent decrease. At Olive Garden, increased sales and lower selling, general and administrative expenses as a percent of sales partially offset increased food and beverage costs, restaurant labor costs, restaurant expenses and depreciation and amortization expenses as a percent of sales. As a result, operating profit decreased for Olive Garden in the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007. At Red Lobster, increased sales partially offset increased food and beverage costs, restaurant labor costs, restaurant expenses, selling, general and administrative expenses and depreciation and amortization expenses as a percent of sales. As a result, operating profit decreased for Red Lobster in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The decrease in both our net earnings and diluted net earnings per share for the second quarter of fiscal 2008 was primarily due to approximately $20.5 million in fees and expenses related to the RARE acquisition and related integration efforts, in addition to increased legal and food and beverage costs.

For the first six months of fiscal 2008, our net earnings from continuing operations were $150.7 million compared to $160.9 million in the first six months of fiscal 2007, a 6.3 percent decrease, and our diluted net earnings per share from continuing operations were $1.03 compared to $1.07 in the first six months of fiscal 2007, a 3.8 percent decrease. At Olive Garden, increased sales and lower selling, general and administrative expenses and depreciation and amortization expenses as a percent of sales partially offset increased food and beverage costs, restaurant labor costs and restaurant expenses as a percent of sales. While operating profit increased for Olive Garden in the first six months of fiscal 2008, as a percent of sales, operating profit decreased from fiscal 2007. At Red Lobster, increased sales and lower depreciation and amortization expenses as a percent of sales partially offset higher food and beverage costs, restaurant labor costs, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit for Red Lobster decreased in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The decrease in both our net earnings and diluted net earnings per share for the first six months of fiscal 2008 was primarily due to approximately $21.0 million in fees and expenses related to the RARE acquisition and related integration efforts, in addition to increased legal and food and beverage costs.

LOSSES FROM DISCONTINUED OPERATIONS

On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2008 were $0.6 million ($0.00 per diluted share) and $1.3 million ($0.01 per diluted share), respectively, compared with losses from discontinued operations for the second quarter and first six months of fiscal 2007 of $5.9 million ($0.04 per diluted share) and $10.7 million ($0.07 per diluted share). During the second quarter of fiscal 2007, we recorded $4.1 million of long-lived asset impairment charges related to three Smokey Bones restaurants based on an evaluation of cash flows.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2008, compared with the number open at the end of fiscal 2007 and the end of the second quarter of fiscal 2007.

	November 25, 2007	May 27, 2007	November 26, 2006
Red Lobster – USA	651	651	651
Red Lobster – Canada	29	29	30

Total	680	680	681

Olive Garden – USA	622	608	589
Olive Garden – Canada	6	6	6

Total	628	614	595

LongHorn Steakhouse(1)	295	—	—
The Capital Grille(1)	30	—	—
Bahama Breeze	23	23	23
Seasons 52	7	7	6
Other (1)	2	—	—

Total	1,665	1,324	1,305

(1)

288 LongHorn Steakhouse’s, 29 The Capital Grille’s and two specialty restaurants (Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern) were acquired in the acquisition of RARE on October 1, 2007.

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

We currently manage our business and financial ratios to maintain an investment grade bond rating, which allows flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB+” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this report and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, until September 20, 2007, we maintained a credit facility under a Credit Agreement dated August 16, 2005 (Prior Credit Agreement) with a consortium of banks under which we could borrow up to $500.0 million. As part of the Prior Credit Agreement, we could request issuance of up to $100.0 million in letters of credit, the outstanding amount of which reduced the net borrowing capacity under the Prior Credit Agreement. The Prior Credit Agreement allowed us to borrow at interest rates that varied based on a spread over (i) LIBOR or (ii) a base rate that was the higher of the prime rate or one-half of one percent above the federal funds rate, at our option. The interest rate spread over LIBOR was determined by our debt rating. We could also request that loans be made at interest rates offered by one or more of the banks, which may have varied from the LIBOR or base rate. The Prior Credit Agreement supported our commercial paper borrowing program and would have expired on August 15, 2010, but was terminated on September 20, 2007 in connection with the new credit arrangements described below. We were required to pay a facility fee of 10 basis points per annum on the average daily amount of loan commitments by the consortium. The amount of interest and annual facility fee were subject to change based on our maintenance of certain debt ratings and financial ratios, such as maximum debt to capital ratios. Advances under the Prior Credit Agreement were unsecured. At May 27, 2007, no borrowings under the Prior Credit Agreement were outstanding.

On September 20, 2007, to fund the RARE acquisition, we entered into (i) a $750.0 million revolving Credit Agreement dated as of September 20, 2007 (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto, and (ii) a $1.15 billion 364-Day Credit Agreement dated as of September 20, 2007 (Interim Credit Agreement) with BOA, as administrative agent, and the lenders party thereto. The Interim Credit Agreement became available to us upon the consummation of the RARE acquisition. The Interim Credit Agreement and the New Revolving Credit Agreement were used to fund the RARE acquisition. On October 11, 2007, we completed the issuance of $1.15 billion aggregate principal amount of long-term senior notes described below, the proceeds of which were used to fully repay the Interim Credit Agreement.

The New Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 25, 2007, we were in compliance with all covenants under the New Revolving Credit Agreement.

The New Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, the partial financing of the RARE acquisition as well as general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the New Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the New Revolving Credit Agreement by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the New Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The New Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable New Revolving Credit Agreement exceeds 50 percent of such New Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 25, 2007, $375.0 million was outstanding under the New Revolving Credit Agreement. In addition, $17.0 million of commercial paper was outstanding as of November 25, 2007, which is backed by this facility.

On October 11, 2007, we issued $350.0 million of unsecured 5.625 percent senior notes due October 2012, $500.0 million of unsecured 6.200 percent senior notes due October 2017 and $300.0 million of unsecured 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) under a registration statement filed with the SEC on October 9, 2007. Discount and issuance costs, which were $3.8 million, $4.9 million and $5.6 million, respectively, are being amortized over the terms of the New Senior Notes using the straight-line method, the results of which approximates the effective interest method. The interest rate payable on each series of the New Senior Notes will be subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate can not be reduced below the initial interest rate. As of November 25, 2007, no such adjustments to the interest rates had been made. We may redeem any series of the New Senior Notes at any time in whole or from time to time in part, at principal amount plus a make-whole premium. If we experience a change in control triggering event, we may be required to purchase the New Senior Notes from the holders.

During the quarter ended November 25, 2007, we entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes for a cumulative gain of $6.2 million. This amount was recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense as interest on the New Senior Notes or similar debt is incurred.

At November 25, 2007, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $16.9 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

A summary of our contractual obligations and commercial commitments at November 25, 2007, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$392.0	$392.0	$—	$—	$—
Long-term debt(1)	3,019.0	103.5	357.4	608.8	1,949.3
Operating leases	676.5	98.3	194.9	147.2	236.1
Purchase obligations(2)	633.1	600.7	32.4	—	—
Capital lease obligations(3)	96.9	4.3	8.7	9.1	74.8
Benefit obligations(4)	277.0	26.3	39.9	48.3	162.5
Unrecognized tax benefits	92.2	6.4	75.1	10.7	—

Total contractual obligations	$5,186.7	$1,231.5	$708.4	$824.1	$2,422.7

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit(5)	$67.9	$67.9	$—	$—	$—
Guarantees(6)	0.7	0.3	0.3	0.1	—

Total commercial commitments	$68.6	$68.2	$0.3	$0.1	$—

1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on the interest rate in effect at November 25, 2007 (5.441 percent). Excludes issuance discount of $6.6 million.
2)	Includes commitments for food and beverage items and supplies, capital projects and other miscellaneous commitments.
3)	Includes imputed interest of $45.0 million.
4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2016.
5)	Includes letters of credit for $58.1 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $3.2 million of lease payments included in contractual operating lease obligation payments noted above and other letters of credit totaling $6.6 million.
6)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 0.9 million shares of our common stock for $36.8 million in the second quarter of fiscal 2008, compared to 1.6 million shares for $67.0 million in the second quarter of fiscal 2007. For the first six months of fiscal 2008, net cash flows used by financing activities included our repurchase of 1.0 million shares of our common stock for $44.4 million compared to 3.9 million shares for $150.2 million for the first six months of fiscal 2007. As of November 25, 2007, we have repurchased a total of 143.0 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations increased to $74.8 million and $235.9 million in the second quarter and first six months of fiscal 2008, respectively, from $36.9 million and $144.5 million in the second quarter and first six months of fiscal 2007, respectively, primarily as a result of the timing of purchases of inventories and restaurant level services and payments made for income taxes.

Net cash flows used in investing activities from continuing operations included the acquisition of RARE and capital expenditures incurred principally for building new restaurants, replacing equipment and technology initiatives. Cash used in the acquisition of RARE was $1.20 billion, net of $27.1 million of cash acquired. Capital expenditures were $114.8 million and $201.4 million in the second quarter and first six months of fiscal 2008, respectively, compared to $85.6 million and $178.0 million in the second quarter and first six months of fiscal 2007, respectively. The increased expenditures in the second quarter and first six months of fiscal 2008 resulted primarily from increased spending associated with new restaurants and restaurant replacement assets. During the second quarter and first six months of fiscal 2007, we also received $36.8 and $49.5 million, respectively, in cash in connection with the sale and leaseback of our current Restaurant Support Center.

Net cash flows used in financing activities included $25.5 million and $50.8 million in dividends paid in the second quarter and first six months of fiscal 2008, compared to $33.5 million in dividends for the same periods in fiscal 2007. On June 15, 2007 and September 15, 2007, the Board of Directors declared a cash dividend of eighteen cents per share to be paid on August 1, 2007 and November 1, 2007, respectively, to all shareholders of record as of the close of business on July 10, 2007 and October 10, 2007, respectively. Based on these eighteen cent quarterly dividends, our indicated annual dividend is seventy-two cents per share. In fiscal 2007, we paid semi-annual dividends of twenty-three cents per share. Purchases of treasury stock were $36.8 million and $44.4 million during the second quarter and first six months of fiscal 2008, respectively, a decrease from purchases of $67.0 million and $150.2 million during the second quarter and first six months of fiscal 2007, respectively. Cash flows provided by financing activities for the second quarter and first six months of fiscal 2008 were primarily driven by the $1.14 billion in net proceeds from the issuance of the New Senior Notes. These proceeds were used to repay borrowings under the Interim Credit Agreement, which funded the acquisition of RARE during the second quarter of fiscal 2008. Proceeds received from the New Revolving Credit Agreement of $212.5 million during the second quarter of fiscal 2008 were used to partially fund the acquisition of RARE and to repay the $125.0 million 2.5 percent convertible notes assumed from RARE.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our New Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2008.

FINANCIAL CONDITION

Our current assets totaled $631.3 million at November 25, 2007, compared to $545.4 million at May 27, 2007. The increase resulted primarily from an increase in inventories which were $294.9 million at November 25, 2007 compared to $209.6 million at May 27, 2007, principally due to the acquisition of RARE and seasonality. Land, buildings and equipment, net totaled $2.93 billion at November 25, 2007, compared to $2.18 billion at May 27, 2007. Goodwill totaled $520.3 million at November 25, 2007, compared to zero at May 27, 2007. Trademarks totaled $455.0 million at November 25, 2007, compared to zero at May 27, 2007. Other assets totaled $222.5 million at November 25, 2007, compared to $151.0 million at May 27, 2007. Increases in land, buildings and equipment, net, goodwill, trademarks and other assets were primarily attributable to the RARE acquisition.

Our current liabilities totaled $1.30 billion at November 25, 2007, compared to $1.07 billion at May 27, 2007. Accounts payable and short-term debt totaled $257.7 million and $392.0 million at November 25, 2007, respectively, compared to $178.0 million and $211.4 million at May 27, 2007, respectively, principally due to the acquisition of RARE, the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first six months and the use of commercial paper to manage to desired debt leverage targets. Accrued payroll of $102.9 million at November 25, 2007, decreased from $108.5 million at May 27, 2007, principally due to the payout of fiscal 2007 incentive compensation during the first quarter of fiscal 2008, which is partially offset by the amounts accrued for fiscal 2008 incentive compensation, and payroll liabilities assumed from RARE. Accrued income taxes decreased to a $12.1 million receivable at November 25, 2007 from a $75.9 million payable at May 27, 2007 primarily due to a reclassification of gross unrecognized tax benefits to non-current liabilities in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) effective May 28, 2007, tax benefits related to stock option exercises and refundable income taxes acquired from RARE. Unearned revenues of $125.8 million at November 25, 2007 increased from $109.9 million at May 27, 2007 principally due to gift card liabilities assumed from RARE and seasonal fluctuations in sales and redemptions of our gift cards. Long-term debt increased to $1,635.4 million at November 25, 2007, from $491.6 million at May 27, 2007 due to the issuance of the New Senior Notes, which were used to repay borrowings under the Interim Credit Agreement, which was used to fund the acquisition of RARE. Deferred income taxes increased to $145.4 million at November 25, 2007, from $25.8 million at May 27, 2007 due principally to deferred income taxes related to the RARE acquisition. Obligations under capital leases, net of current installments increased to $50.7 million due to capital leases acquired from RARE. Other liabilities increased to $186.7 million at November 25, 2007 from $67.4 million at May 27, 2007 principally due to the FIN 48 reclassification noted above.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and operating results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. As discussed more fully in Note 2 to the Consolidated Financial Statements, we acquired RARE during the second quarter of fiscal 2008. As a function of accounting for the business combination, we are still in the process of evaluating the impact of the acquisition on our critical accounting policies. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Leases

We are obligated under various lease agreements for certain restaurants. For operating leases, we recognize rent expense on a straight-line basis over the expected lease term, including option periods as described below. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term.

Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods we are reasonably assured to exercise because failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The leasehold improvements and property held under capital leases for each restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the same expected lease term used for lease accounting purposes. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved.

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

Effective May 28, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. SFAS No. 157 is effective for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations we enter into.

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

•	Our plans to expand newer concepts like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability;

•	Our ability to close the sale of our Smokey Bones restaurants;

•

Our ability to combine and integrate the business of RARE into our operations in a successful and timely manner and to achieve synergies following the completion of the acquisition, including the ultimate realization of goodwill; and

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE.

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 25, 2007, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $11.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $163.1 million. The fair value of our long-term fixed rate debt during the first six months of fiscal 2008 averaged $790.5 million, with a high of $1.68 billion and a low of $468.4 million.

During the quarter ended November 25, 2007, we entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes that replaced our interim financing that was used to fund the RARE acquisition, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were settled at the time of the issuance of our New Senior Notes for $6.2 million.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 25, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 25, 2007.

Except as discussed below, during the fiscal quarter ended November 25, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended November 25, 2007, we acquired RARE. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this acquisition. We are currently in the process of evaluating RARE’s internal controls and the impact of the acquisition on our internal controls over financial reporting. We have implemented internal controls over the accounting for the acquisition of RARE during the quarter ended November 25, 2007 to ensure our internal control over financial reporting remains effective.

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

Like other restaurant companies and retail employers, we have been faced in a few states with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believe that our policies and practices were lawful and that we have strong defenses to both cases, following mediation with the plaintiffs, we have reached a tentative resolution of the matters. As a result, we accrued approximately $4 million of legal settlement costs for the quarter and six months ended November 25, 2007.

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

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, the level of consumer acceptance of our restaurant concepts and health concerns. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales at the LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant concept or menu in response to such concerns, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

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

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. In addition, the distribution of most meat, food and other supplies for our LongHorn Steakhouse and The Capital Grille restaurants is handled by a single distributor. If this distributor does not perform adequately or otherwise fails to distribute product or supplies to these restaurants, our inability to replace this distributor in a short time frame on acceptable terms could increase our costs or could cause shortages of food and other items at these restaurants which may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

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

Our efforts to sell our Smokey Bones restaurants may not be successful, which could result in further losses and impairments.

On May 5, 2007, we closed 54 Smokey Bones and two Rocky River Grillhouse restaurants, indicated our intention to operate the remaining 73 Smokey Bones while seeking a buyer, and incurred non-cash impairment charges relating to these actions. On November 30, 2007, we entered into an agreement to sell the remaining 73 Smokey Bones restaurants to Barbeque Integrated, Inc., an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for approximately $80 million. On December 31, 2007, we closed with Barbeque Integrated, Inc. on the sale of 62 of the restaurants for approximately $70.0 million, net of costs associated with the sale. The remaining 11 restaurants are expected to close in fiscal 2008 as the related ownership transfer conditions are satisfied. If the sale of the remaining 11 restaurants does not close for any reason, we may have to close these restaurants, which could result in further losses and impairment charges.

Failure to combine and integrate the business of RARE into our operations in a successful and timely manner could adversely affect our business.

We closed the acquisition of RARE on October 1, 2007. Our integration of RARE’s business into our operations will be a complex and time-consuming process which will require significant efforts and expenses. Prior to the merger, the two companies operated independently, each with its own business, customers, employees, culture and systems. We may experience material unanticipated difficulties or expenses in connection with the integration of the business of RARE. The difficulties of combining the business of RARE with our operations may include, among others:

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

Even if we successfully integrate the business of RARE into our operations, we may not realize the anticipated benefits of the RARE acquisition.

Even if we successfully integrate the business of RARE into our operations, there can be no assurance that the acquisition will result in the realization of the anticipated benefits. We acquired RARE with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency and effectiveness in purchasing, distribution and other restaurant and corporate support. However, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities or general industry and business conditions may deteriorate. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the anticipated benefits of the acquisition, our expectations of future results of operations, including the synergies expected to result from the acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

We incurred substantial additional indebtedness to finance the RARE acquisition, which may decrease our business flexibility and increase our borrowing costs.

Our consolidated indebtedness following the RARE acquisition is substantially greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company, as compared to that which existed on a historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 25, 2007. Since commencing repurchases in December 1995, we have repurchased a total of 143.0 million shares through November 25, 2007 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 27, 2007 through September 30, 2007	387,401	$43.32	387.401	19,912,970
October 1, 2007 through October 28, 2007	310,816	$43.19	310,816	19,602,154
October 29, 2007 through November 25, 2007	156,724	$41.97	156,724	19,445,430
Total	854,941	$43.03	854,941	19,445,430

(1)	All of the shares purchased during the quarter ended November 25, 2007 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on September 14, 2007.

(b)	The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting.

(c)	At the Annual Meeting, the shareholders took the following actions:

(i)	Elected the following twelve directors:

	For	Withheld
Leonard L. Berry	109,871,148	11,426,250
Odie C. Donald	103,025,080	18,272,318
David H. Hughes	109,900,253	11,397,145
Charles A. Ledsinger, Jr.	109,034,698	12,262,700
William M. Lewis, Jr.	109,906,339	11,391,059
Senator Connie Mack, III	107,374,553	13,922,845
Andrew H. Madsen	109,940,642	11,356,755
Clarence Otis, Jr.	104,304,496	16,992,901
Michael D. Rose	100,910,496	20,386,902
Maria A. Sastre	109,872,567	11,424,831
Jack A. Smith	105,453,691	15,843,707
Rita P. Wilson	109,717,358	11,580,040

(ii)	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending May 25, 2008.

For	114,429,508
Against	5,846,316
Abstain	1,021,573
Broker Non-Vote	0

Item 6.	Exhibits

Exhibit 10	Darden Restaurants, Inc. Director Compensation Program effective as of October 1, 2005, as amended December 14, 2007.

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: January 3, 2008	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: January 3, 2008	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10	Darden Restaurants, Inc. Director Compensation Program effective as of October 1, 2005, as amended December 14, 2007.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.