Form 10-Q
period 2008-02-24
DARDEN RESTAURANTS INC
filed 2008-03-28
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes    ☒  No

Number of shares of common stock outstanding as of March 14, 2008: 140,047,702 (excluding 139,469,321 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Sales	$1,811.4	$1,449.5	$4,800.9	$4,107.3
Costs and expenses:
Cost of sales:
Food and beverage	553.5	421.8	1,436.5	1,183.2
Restaurant labor	564.5	463.7	1,541.5	1,333.8
Restaurant expenses	280.2	212.2	742.1	615.0

Total cost of sales, excluding restaurant depreciation and amortization of $64.0, $46.4, $167.6 and $138.6, respectively	$1,398.2	$1,097.7	$3,720.1	$3,132.0
Selling, general and administrative	162.8	134.4	476.2	401.6
Depreciation and amortization	66.7	49.8	177.6	149.4
Interest, net	26.8	10.2	59.0	30.8

Total costs and expenses	$1,654.5	$1,292.1	$4,432.9	$3,713.8

Earnings before income taxes	156.9	157.4	368.0	393.5
Income taxes	(41.3)	(39.7)	(101.8)	(114.9)

Earnings from continuing operations	$115.6	$117.7	$266.2	$278.6
Earnings (losses) from discontinued operations, net of tax expense (benefit) of $6.1, ($8.3), $4.8 and ($17.3), respectively	10.4	(11.3)	9.2	(22.0)

Net earnings	$126.0	$106.4	$275.4	$256.6

Basic net earnings per share:
Earnings from continuing operations	$0.82	$0.82	$1.89	$1.93
Earnings (losses) from discontinued operations	0.08	(0.08)	0.06	(0.15)

Net earnings	$0.90	$0.74	$1.95	$1.78

Diluted net earnings per share:
Earnings from continuing operations	$0.80	$0.79	$1.83	$1.86
Earnings (losses) from discontinued operations	0.08	(0.07)	0.07	(0.15)

Net earnings	$0.88	$0.72	$1.90	$1.71

Average number of common shares outstanding:
Basic	140.4	142.9	141.1	144.4
Diluted	143.7	148.3	145.3	149.9

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	February 24, 2008	May 27, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.0	$30.2
Receivables, net	43.5	46.4
Inventories, net	285.9	209.6
Prepaid expenses and other current assets	38.4	33.5
Deferred income taxes	95.4	81.7
Assets held for sale	29.8	144.0

Total current assets	$540.0	$545.4
Land, buildings and equipment, net	2,994.9	2,184.4
Goodwill	519.9	—
Trademarks	455.0	—
Other assets	215.8	151.0

Total assets	$4,725.6	$2,880.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238.6	$178.0
Short-term debt	248.5	211.4
Accrued payroll	122.5	108.5
Accrued income taxes	7.1	75.9
Other accrued taxes	53.1	43.4
Unearned revenues	195.4	109.9
Other current liabilities	377.3	305.0
Liabilities associated with assets held for sale	—	42.3

Total current liabilities	$1,242.5	$1,074.4
Long-term debt, less current portion	1,635.5	491.6
Deferred income taxes	166.7	25.8
Deferred rent	135.0	127.1
Obligations under capital leases, net of current installments	59.8	—
Other liabilities	172.9	67.4

Total liabilities	$3,412.4	$1,786.3

Stockholders’ equity:
Common stock and surplus	$2,061.5	$1,904.3
Retained earnings	2,019.2	1,820.4
Treasury stock	(2,722.0)	(2,576.5)
Accumulated other comprehensive income (loss)	(27.0)	(32.8)
Unearned compensation	(18.4)	(20.6)
Officer notes receivable	(0.1)	(0.3)

Total stockholders’ equity	$1,313.2	$1,094.5

Total liabilities and stockholders’ equity	$4,725.6	$2,880.8

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the nine months ended February 24, 2008 and February 25, 2007

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	275.4	—	—	—	—	275.4
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	2.3	—	—	2.3
Change in fair value of derivatives, net of tax of $1.8	—	—	—	(0.4)	—	—	(0.4)
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	3.9	—	—	3.9

Total comprehensive income							281.2
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(75.9)	—	—	—	—	(75.9)
Stock option exercises (2.8 shares)	47.5	—	6.9	—	—	—	54.4
Stock-based compensation expense	36.2	—	—	—	—	—	36.2
Stock-based awards included in cost of RARE acquisition	42.0	—	—	—	—	—	42.0
ESOP note receivable repayments	—	—	—	—	2.2	—	2.2
Income tax benefits credited to equity	26.6	—	—	—	—	—	26.6
Purchases of common stock for treasury (4.8 shares)	—	—	(153.3)	—	—	—	(153.3)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.6 shares)	4.9	—	0.9	—	—	—	5.8
Repayment of officer notes	—	—	—	—	—	0.2	0.2

Balance at February 24, 2008	$2,061.5	$2,019.2	$(2,722.0)	$(27.0)	$(18.4)	$(0.1)	$1,313.2

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 28, 2006	$1,806.4	$1,684.7	$(2,211.2)	$(5.5)	$(44.2)	$(0.4)	$1,229.8
Comprehensive income:
Net earnings	—	256.6	—	—	—	—	256.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.5)	—	—	(1.5)
Change in fair value of derivatives, net of tax of $1.5	—	—	—	3.1	—	—	3.1

Total comprehensive income							258.2
Cash dividends declared	—	(33.5)	—	—	—	—	(33.5)
Stock option exercises (3.1 shares)	38.6	—	4.0	—	—	—	42.6
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)	(20.2)	—	—	—	20.2	—	—
Stock-based compensation expense	21.8	—	—	—	—	—	21.8
ESOP note receivable repayments	—	—	—	—	2.6	—	2.6
Income tax benefits credited to equity	32.9	—	—	—	—	—	32.9
Purchases of common stock for treasury (8.3 shares)	—	—	(325.1)	—	—	—	(325.1)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.4	—	0.7	—	—	—	4.1
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at February 25, 2007	$1,882.9	$1,907.8	$(2,531.6)	$(3.9)	$(21.4)	$(0.3)	$1,233.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Cash flows—operating activities
Net earnings	$126.0	$106.4	$275.4	$256.6
Earnings (losses) from discontinued operations, net of tax benefit	(10.4)	11.3	(9.2)	22.0
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	66.7	49.8	177.6	149.4
Asset impairment, net	—	1.8	—	2.0
Amortization of loan costs	1.5	0.5	2.1	1.4
Stock-based compensation expense	6.9	8.0	36.2	25.2
Change in current assets and liabilities	122.9	96.2	82.3	(24.4)
Contributions to postretirement plan	(0.3)	(0.3)	(0.8)	(0.6)
Loss on disposal of land, buildings and equipment	2.8	1.3	1.7	1.7
Change in cash surrender value of trust owned life insurance	3.9	(3.5)	6.5	(8.1)
Deferred income taxes	28.0	(10.0)	4.1	(22.1)
Change in deferred rent	4.3	(4.7)	9.1	(1.1)
Change in other liabilities	(15.4)	(0.2)	(14.4)	(2.4)
Other, net	2.8	3.5	5.2	5.2

Net cash provided by operating activities of continuing operations	$339.7	$260.1	$575.8	$404.8

Cash flows—investing activities
Sale of short-term investments	6.3	—	6.3	—
Purchases of land, buildings and equipment	(121.7)	(86.6)	(323.0)	(264.5)
Proceeds from disposal of land, buildings and equipment	2.4	5.9	3.0	55.4
Cash used in business combination, net of cash acquired	—	—	(1,198.3)	—
(Increase) decrease in other assets	(3.7)	1.3	(6.5)	0.5

Net cash used in investing activities of continuing operations	$(116.7)	$(79.4)	$(1,518.5)	$(208.6)

Cash flows—financing activities
Proceeds from issuance of common stock	9.6	9.5	59.1	46.8
Dividends paid	(25.1)	—	(75.9)	(33.5)
Purchases of treasury stock	(108.9)	(174.9)	(153.3)	(325.1)
Income tax benefits credited to equity	1.6	4.6	26.6	32.9
Proceeds from issuance of Interim Credit Agreement	—	—	1,150.0	—
Repayment of Interim Credit Agreement	—	—	(1,150.0)	—
Proceeds from issuance of New Senior Notes	—	—	1,150.0	—
Payments of debt issuance costs	—	—	(16.0)	—
Repayment of acquired convertible notes	—	—	(125.0)	—
(Payments) proceeds from issuance of short-term debt	(143.5)	(18.7)	37.1	77.3
Principal payments on capital leases	(0.3)	—	(0.5)	—
ESOP note receivable repayment	—	1.0	2.2	2.6
Repayment of long-term ESOP debt	—	(1.0)	(2.2)	(2.6)

Net cash (used in) provided by financing activities of continuing operations	$(266.6)	$(179.5)	$902.1	$(201.6)

Cash flows – discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(24.5)	14.9	(30.4)	21.6
Net cash provided by (used in) investing activities of discontinued operations	85.8	(0.7)	87.8	(4.7)

Net cash provided by discontinued operations	$61.3	$14.2	$57.4	$16.9

Increase in cash and cash equivalents	17.7	15.4	16.8	11.5
Cash and cash equivalents—beginning of period	29.3	38.4	30.2	42.3

Cash and cash equivalents—end of period	$47.0	$53.8	$47.0	$53.8

Cash flows from changes in current assets and liabilities
Receivables, net	7.9	(6.7)	4.8	(6.4)
Inventories, net	9.0	1.6	(59.1)	(83.8)
Prepaid expenses and other current assets	2.7	1.3	3.8	(2.9)
Accounts payable	(18.3)	6.0	50.5	10.0
Accrued payroll	9.4	12.9	(6.2)	(11.1)
Accrued income taxes	12.4	13.3	8.3	13.0
Other accrued taxes	3.8	0.5	0.1	0.9
Unearned revenues	42.5	45.5	35.2	36.4
Other current liabilities	53.5	21.8	44.9	19.5

Change in current assets and liabilities	$122.9	$96.2	$82.3	$(24.4)

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates casual dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 24, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2008.

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

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. Consistent with the discontinued operations reporting provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” we determined that we have discontinued or will discontinue all significant cash flows and continuing involvement with respect to the Smokey Bones, Rocky River Grillhouse and Bahama Breeze operations noted above and consider them to be discontinued operations. Therefore, for the quarters and nine months ended February 24, 2008 and February 25, 2007, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings (losses) from discontinued operations, net of tax” on our accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. Assets associated with those restaurants, not yet disposed of, that are considered held for sale have been segregated from continuing operations and presented as assets held for sale on our accompanying consolidated balance sheets. See Note 3 – Discontinued Operations for additional information.

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

Note 2. Acquisition of RARE

On October 1, 2007, we completed the acquisition of all of the outstanding common stock of RARE for an aggregate purchase price, including fees, expenses, and the fair value of our vested stock options and restricted stock issued to RARE employees in exchange for their outstanding vested stock options and restricted stock, of $1.27 billion, which is summarized below (amounts in millions):

Payment to RARE shareholders in cash	$1,191.6
Conversion of RARE stock-based awards	42.0
Direct acquisition costs	13.3
Restructuring and other employee costs	10.2
RARE debt settlement costs	9.8

Total	$1,266.9

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for $134.8 million, including $9.8 million related to a conversion premium. The acquired operations, which included 288 LongHorn Steakhouse restaurants, 29 The Capital Grille restaurants, one Hemenway’s Seafood Grille & Oyster Bar restaurant, and one The Old Grist Mill Tavern, as well as the rights associated with the four franchised LongHorn Steakhouse restaurants, are included in the results of operations of our consolidated financial statements from the date of acquisition and will continue to operate under their trademarked names.

Under the purchase method of accounting, the assets and liabilities of RARE were recorded at their respective fair values as of the date of the merger. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including land, buildings and equipment, intangible assets, and certain liabilities. The fair values set forth below are based on preliminary valuations and, given the size of the merger, are subject to adjustment as additional information is obtained. Such additional information includes, but may not be limited to, the following: valuations and physical counts of land, buildings and equipment, plans relative to the disposition of certain assets acquired, and the involuntary termination of certain employees. When this process is completed, adjustments to goodwill may result. The following table summarizes the preliminary estimate of fair value assigned to the assets acquired and liabilities assumed and related deferred income taxes as of the date of acquisition, reflecting adjustments through February 24, 2008 (amounts in millions):

Current assets	$88.6
Land, buildings and equipment	664.0
Goodwill (non-amortizable)	519.9
Trademarks (non-amortizable)	455.0
Other assets (including $12.6 of non-amortizable liquor licenses)	63.2

Total assets acquired	$1,790.7

Current liabilities	92.5
Other liabilities	431.3

Total liabilities assumed	$523.8

Net assets acquired	$1,266.9

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $519.9 million recorded as goodwill, none is expected to be deductible as operating expenses for tax purposes. The acquisition of RARE is a major step in advancing our strategy of growing our portfolio of brands in the casual dining industry through internal development and acquisitions. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales growth opportunities and cost synergies, driven primarily by supply chain and purchasing integration, increased advertising effectiveness and consolidation of corporate and restaurant support infrastructure.

Trademarks, which primarily relate to LongHorn Steakhouse and The Capital Grille, have an indefinite life based on the expected use of the assets and the regulatory and economic environment within which they are being used. These trademarks represent highly respected brands with positive connotations and we intend to cultivate and protect the use of these brands. Goodwill and trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The fair value of the favorable leases totaled $25.3 million, is recorded in other assets and, after considering renewal periods, has an estimated weighted average life of approximately 16 years. The fair value of the unfavorable leases totaled $8.7 million, is recorded in other liabilities and has an estimated weighted average life of approximately 19 years. The fair value of both the favorable and unfavorable leases is amortized to rent expense on the straight-line basis over the lives of the related leases.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the RARE acquisition, we accrued $4.7 million in employee termination benefits and $5.5 million in employee relocation benefits, both of which were included in the cost of the acquisition, and are expected to be paid out during fiscal 2008 and 2009.

The following is a reconciliation of accrued employee termination and employee relocation benefit costs from October 1, 2007 (date of acquisition) to February 24, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets:

(in millions)	Balance at October 1, 2007	Adjustments	Payments	Balance at February 24, 2008
Employee terminations	$4.7	$—	$(3.0)	$1.7
Employee relocations	6.1	(0.6)	(2.4)	3.1

Total	$10.8	$(0.6)	$(5.4)	$4.8

Included as part of the purchase price were $33.4 million and $8.6 million of fair value related to our stock options and restricted stock, respectively, issued to RARE employees in exchange for their outstanding RARE vested stock options and restricted stock.

The following pro forma information assumes the RARE acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Sales	$1,811.4	$1,682.8	$5,161.0	$4,805.8
Earnings from continuing operations	$115.6	$139.2	$281.1	$317.9
Net earnings	$126.0	$129.1	$287.8	$289.3
Diluted net earnings per share from continuing operations	$0.80	$0.94	$1.93	$2.12
Diluted net earnings per share	$0.88	$0.87	$1.98	$1.93

Note 3. Discontinued Operations

On April 28, 2007, we closed nine under-performing Bahama Breeze restaurants to focus more on the profitable locations and position the concept for new unit growth. On May 5, 2007, we announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants, as well as our intention to offer for sale the remaining 73 operating Smokey Bones restaurants.

On November 30, 2007, we entered into a definitive agreement to sell the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc. (BII), an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for $82.0 million, net of selling costs of approximately $1.8 million. On December 31, 2007, we closed with BII on the sale of 62 of the restaurants, and as of February 24, 2008, we had closed on the sale of an additional ten restaurants for a total of 72 restaurants. The sale of the remaining restaurant is subject to landlord consent, but is expected to close within the next twelve months. As of February 24, 2008, we received $81.5 million in net cash proceeds related to the sale and have recognized a gain on the sale of $19.3 million, which is included in earnings from discontinued operations for the quarter and nine months ended February 24, 2008.

For the quarters and nine months ended February 24, 2008 and February 25, 2007, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings (losses) from discontinued operations, net of tax” on our consolidated statements of earnings for all periods presented.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings (losses) from discontinued operations, net of tax, on our accompanying consolidated statements of earnings are comprised of the following:

(in millions)	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Sales	$20.3	$93.4	$120.7	$276.8
Earnings (losses) before income taxes	16.5	(19.6)	14.0	(39.3)
Income tax (expense) benefits	(6.1)	8.3	(4.8)	17.3

Earnings (losses) from discontinued operations, net of tax	$10.4	$(11.3)	$9.2	$(22.0)

The following is a detail of the assets and liabilities associated with the restaurants reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets as of February 24, 2008 and May 27, 2007 at fair value:

(in millions)	February 24, 2008	May 27, 2007
Current assets	$—	$44.6
Land, buildings and equipment, net	29.8	97.1
Other assets	—	2.3

Total assets	$29.8	$144.0

Current liabilities	$—	$37.1
Other liabilities	—	5.2

Total liabilities	$—	$42.3

The assets and liabilities classified as held for sale as of May 27, 2007, which remained as of February 24, 2008, were reevaluated to determine if they continued to meet the criteria to be reported as held for sale. Of the remaining assets and liabilities, approximately $2.0 million of assets and $14.6 million of liabilities were reclassified to their respective balance sheet captions as they no longer met the criteria to be classified as held for sale.

The following is a reconciliation of accrued exit and disposal costs from May 27, 2007 to February 24, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets and are expected to be paid in fiscal 2008 and 2009:

(in millions)	Balance at May 27, 2007	Payments	Adjustments	Balance at February 24, 2008
Lease termination costs	$6.2	$(3.2)	$1.0	$4.0
Other exit costs	1.0	—	(1.0)	—

Total	$7.2	$(3.2)	$—	$4.0

Note 4. Consolidated Statements of Cash Flows

During the quarter and nine months ended February 24, 2008, we paid $15.8 million and $33.4 million, respectively, for interest (net of amounts capitalized) and $16.8 million and $75.3 million, respectively, for income taxes. Interest income of $0.7 million and $1.0 million, respectively, associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 24, 2008. During the quarter and nine months ended February 25, 2007, we paid $11.8 million and $30.9 million, respectively, for interest (net of amounts capitalized) and $23.7 million and $74.7 million, respectively, for income taxes. Interest income of $0.2 million and $0.4 million associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and nine months ended February 25, 2007.

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

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of February 24, 2008 and February 25, 2007, excluding options issued in connection with the RARE acquisition, were as follows:

	Stock Options Granted During the Nine Months Ended
	February 24, 2008	February 25, 2007
Weighted-average fair value	$14.08	$13.83
Risk-free interest rate	4.63%	5.08%
Expected volatility of stock	32.6%	34.5%
Dividend yield	1.59%	1.30%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the nine months ended February 24, 2008:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.1	1.2	1.0	0.3

Awards granted	4.4	0.5	0.3	0.3
Awards exercised	(2.8)	(0.3)	—	(0.1)
Awards cancelled	(0.4)	(0.1)	(0.1)	—

Outstanding end of period	17.3	1.3	1.2	0.5

During the quarters and nine months ended February 24, 2008 and February 25, 2007, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Stock Options	$3.7	$3.7	$19.1	$11.6
Restricted Stock/Restricted Stock Units	2.9	1.3	8.8	4.1
Darden Stock Units	(1.1)	2.2	2.0	4.8
Performance Stock Units	1.0	0.2	4.3	2.5
Employee Stock Purchase Plan/Other	0.4	0.6	2.0	2.2

	$6.9	$8.0	$36.2	$25.2

Pursuant to the acquisition of RARE, we converted 2.7 million outstanding RARE employee stock options to 2.4 million options to purchase Darden stock. RARE options converted at approximately an 89 percent ratio based on a formula set forth in the merger agreement governing this acquisition. The total value of the options was $43.6 million, $33.4 million of which was included in the cost of the acquisition, as this value related to vested awards as of the acquisition date. The remaining $10.2 million relates to the value of the unvested awards that is being charged as an expense subsequent to the acquisition. From the date of acquisition through February 24, 2008,

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

we recognized $8.1 million of stock-based compensation expense as a result of the incremental value associated with the vested awards, incremental vesting of the awards and accelerated vesting of certain awards granted in the merger agreement. The remaining $2.1 million will be recognized as compensation expense over the remaining service period of the related awards.

Pursuant to the acquisition of RARE, we converted 0.5 million outstanding shares of RARE employee restricted stock and performance-based restricted stock units to 0.4 million shares of Darden restricted stock. The RARE restricted shares converted at approximately an 89 percent ratio based on a formula set forth in the merger agreement. The total value of the restricted shares was $16.9 million, $8.6 million of which was included in the cost of the acquisition as this value related to vested awards as of the acquisition date. The remaining $8.3 million relates to the value of the unvested awards and will be charged to expense subsequent to the acquisition. From the date of acquisition through February 24, 2008, we recognized $2.9 million of stock-based compensation expense as a result of incremental vesting of the awards and accelerated vesting of certain awards granted in the merger agreement. The remaining $5.4 million will be recognized as compensation expense over the remaining service period of the related awards.

Note 6. Income Taxes

The effective income tax rate for the quarter and nine months ended February 24, 2008 was 26.3 percent and 27.7 percent, respectively, compared to an effective income tax rate of 25.2 percent and 29.2 percent for the quarter and nine months ended February 25, 2007, respectively. Our effective rate increased for the quarter ended February 24, 2008 as a result of the resolution of the previous years’ accrued tax matters of approximately $6.4 million as compared with the quarter ended February 25, 2007 of approximately $9.3 million. The effective rate decrease for the nine months ended February 24, 2008 was primarily attributable to an increase in FICA tip and other tax credits in proportion to taxable income.

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

Upon adoption, we recognized an additional liability of $1.1 million ($0.7 million after tax) for uncertain tax positions, including interest, which was accounted for as a cumulative decrease to the balance of beginning retained earnings. As of the date of, and after recognizing the impact of, the adoption of FIN 48, we had gross unrecognized tax benefits, which represent the aggregate tax effect of differences between tax return positions and benefits recognized in our consolidated financial statements, totaling $64.1 million, which were reclassified from “income taxes payable” to “other non-current liabilities” upon adoption of FIN 48. Of this total, approximately $39.6 million, after considering the federal impact of state issues, would favorably affect the effective tax rate if resolved in our favor. During the nine months ended February 24, 2008, the balance of the reserves increased by approximately $27.0 million, primarily as a result of the acquisition of RARE and the preliminary estimate of the fair value of the liabilities assumed.

We recognize accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized in income tax expense. We accrued approximately $5.1 million for the payment of interest as of the date of adoption and after recognizing the impact of FIN 48. No amounts have been accrued for the payment of penalties.

The major jurisdictions in which we file income tax returns include the U.S. federal jurisdiction, Canada, and states in which we operate in the U.S. that have an income tax. We are no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2004 and, with a few exceptions, to state and local or non-U.S. income tax examinations by tax authorities for fiscal years prior to 1999.

Included in the balance of unrecognized tax benefits at May 28, 2007 is $3.3 million related to tax positions for which it is reasonably possible that the total amounts could materially change during the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The New Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 24, 2008, we were in compliance with all covenants under the New Revolving Credit Agreement.

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

Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the New Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The New Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable New Revolving Credit Agreement exceeds 50 percent of such New Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 24, 2008, $225.0 million was outstanding under the New Revolving Credit Agreement. In addition, $23.5 million of commercial paper was outstanding as of February 24, 2008, which is backed by this facility.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 11, 2007, we issued $350.0 million of unsecured 5.625 percent senior notes due October 2012, $500.0 million of unsecured 6.200 percent senior notes due October 2017 and $300.0 million of unsecured 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) under a registration statement filed with the SEC on October 9, 2007. Discount and issuance costs, which were $4.3 million and $11.6 million, respectively, are being amortized over the terms of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. The interest rate payable on each series of the New Senior Notes will be subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate can not be reduced below the initial interest rate. As of February 24, 2008, no such adjustments to the interest rates had been made. We may redeem any series of the New Senior Notes at any time in whole or from time to time in part, at principal amount plus a make-whole premium. If we experience a change of control triggering event, we may be required to purchase the New Senior Notes from the holders.

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

Subsequent to the quarter ended February 24, 2008, we entered into treasury-lock derivative instruments with $100.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of the long-term debt to refinance our existing long-term debt due to mature in fiscal 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

Note 8. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 5.9 million and 1.7 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 24, 2008 and February 25, 2007, respectively, because the effect would have been anti-dilutive. Options to purchase 2.5 million and 0.3 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 24, 2008 and February 25, 2007, respectively, for the same reason.

Note 9. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 3.8 million and 4.8 million shares of our common stock for $108.9 million and $153.3 million during the quarter and nine months ended February 24, 2008, respectively, resulting in a cumulative repurchase of 146.8 million shares as of February 24, 2008.

Note 10. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Service cost	$1.5	$1.5	$0.2	$0.2
Interest cost	2.4	2.2	0.2	0.2
Expected return on plan assets	(3.6)	(3.4)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	1.0	1.4	0.1	0.1

Net periodic benefit cost	$1.3	$1.7	$0.5	$0.5

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Service cost	$4.6	$4.5	$0.5	$0.5
Interest cost	7.3	6.7	0.9	0.7
Expected return on plan assets	(11.1)	(10.3)	—	—
Amortization of unrecognized prior service cost	0.1	0.1	—	—
Recognized net actuarial loss	3.1	4.1	0.2	0.2

Net periodic benefit cost	$4.0	$5.1	$1.6	$1.4

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of February 24, 2008 and May 27, 2007, we had $58.1 million and $75.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 24, 2008 and May 27, 2007, we also had $12.0 million and $10.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believe that our policies and practices were lawful and that we have strong defenses to both cases, following mediation with the plaintiffs, we reached a tentative resolution of the matters. As a result, we accrued approximately $4.0 million in legal settlement costs during the nine months ended February 24, 2008.

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

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against the Company and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of the Company’s common stock between June 19, 2007 and December 18, 2007 (the “Class”). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

basis for statements about the Company’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. We intend to vigorously defend our position in this action.

Note 12. Application of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

Note 13. Subsequent Event

On March 13, 2008, the Board of Directors declared a cash dividend of eighteen cents per share to be paid May 1, 2008 to all shareholders of record as of the close of business on April 10, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 24, 2008 and February 25, 2007.

	Quarter Ended		Nine Months Ended
	February 24, 2008	February 25, 2007	February 24, 2008	February 25, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.6	29.1	29.9	28.8
Restaurant labor	31.2	32.0	32.1	32.5
Restaurant expenses	15.4	14.6	15.5	15.0

Total cost of sales, excluding restaurant depreciation and amortization of 3.5%, 3.2%, 3.5% and 3.4%, respectively	77.2%	75.7%	77.5%	76.3%
Selling, general and administrative	9.0	9.3	9.9	9.8
Depreciation and amortization	3.7	3.4	3.7	3.6
Interest, net	1.4	0.7	1.2	0.7

Total costs and expenses	91.3%	89.1%	92.3%	90.4%

Earnings before income taxes	8.7	10.9	7.7	9.6
Income taxes	(2.3)	(2.8)	(2.1)	(2.8)

Earnings from continuing operations	6.4	8.1	5.6	6.8
Earnings (losses) from discontinued operations, net of tax	0.6	(0.8)	0.2	(0.5)

Net earnings	7.0%	7.3%	5.8%	6.3%

OVERVIEW OF OPERATIONS

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (RARE) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.27 billion in total purchase price. Additionally, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for approximately $134.8 million, including $9.8 million related to a conversion premium. RARE owns two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of acquisition. The acquisition was completed on October 1, 2007 and the acquired operations are included in our consolidated financial statements from the date of acquisition.

On November 30, 2007, we entered into a definitive agreement to sell the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc. (BII), an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for $82.0 million, net of selling costs of approximately $1.8 million. On December 31, 2007, we closed with BII on the sale of 62 of the restaurants, and as of February 24, 2008, we had closed on the sale of an additional ten restaurants for a total of 72 restaurants. The sale of the remaining restaurant is subject to landlord consent, but is expected to close within the next twelve months. As of February 24, 2008, we received $81.5 million in net cash proceeds related to the sale and have recognized a gain on the sale of $19.3 million, which is included in earnings from discontinued operations for the quarter and nine months ended February 24, 2008.

Our sales from continuing operations were $1.81 billion and $4.80 billion for the third quarter and first nine months of fiscal 2008, respectively, compared to $1.45 billion and $4.11 billion for the third quarter and first nine months of fiscal 2007, respectively. The 25.0 percent and 16.9 percent increase in sales for the third quarter and first nine months of fiscal 2008, respectively, were driven primarily by the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and a net increase of 40 Olive Garden restaurants since the third quarter of fiscal 2007. For the third quarter of fiscal 2008, our net earnings from continuing operations were $115.6 million compared to $117.7 million for the third quarter of fiscal 2007, a 1.8 percent decrease, and our diluted net earnings per share from continuing operations were $0.80 for the third quarter of fiscal 2008 compared to $0.79 for the third quarter of fiscal 2007, a 1.3 percent increase. For the first nine months of fiscal 2008, our net earnings from continuing operations were $266.2 million compared to $278.6 million for the first nine months of fiscal 2007, a 4.5 percent decrease, and our diluted net earnings per share from continuing operations were $1.83 for the first nine months of fiscal 2008 compared to $1.86 for the first nine months of fiscal 2007, a 1.6 percent decrease. The decrease in net earnings from continuing operations for the quarter and nine month period ended February 24, 2008 compared to the same periods in the prior year was primarily due to integration costs and purchase accounting adjustments related to the RARE acquisition of approximately $10.0 million and $31.0 million, respectively, in addition to increased food and beverage costs, wage rates and interest costs, which were only partially offset by the operating profit contributions of LongHorn Steakhouse and The Capital Grille. Diluted net earnings per share from continuing operations for the quarter ended February 24, 2008 increased over the comparable prior year period due primarily to a decrease in diluted weighted average shares outstanding. Diluted net earnings per share from continuing operations for the nine month period ended February 24, 2008 decreased over the comparable prior year period, consistent with the decrease in diluted net earnings from continuing operations discussed above.

SALES

Sales from continuing operations were $1.81 billion and $1.45 billion for the quarters ended February 24, 2008 and February 25, 2007, respectively. The 25.0 percent increase in sales for the third quarter of fiscal 2008 was primarily due to sales resulting from the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and a net increase of 40 net new Olive Garden restaurants since the third quarter of fiscal 2007. Olive Garden’s sales of $802.8 million were 11.1 percent above last year’s third quarter, driven primarily by a 5.7 percent increase in U.S. same-restaurant sales and its 40 net new restaurants in operation since the third quarter of last year. Olive Garden achieved its 54th consecutive quarter of U.S. same-restaurant sales growth as a result of a 3.1 percent increase in same-restaurant guest counts and a 2.6 percent increase in average check. Red Lobster’s sales of $671.7 million were 1.8 percent below last year’s third quarter, which resulted primarily from a 2.0 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted from a 3.3 percent decrease in same-restaurant guest counts, which was partially offset by a 1.3 percent increase in average check. LongHorn Steakhouse’s sales of $224.3 million for the third quarter of fiscal 2008 were 7.7 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by sales from 28 net new restaurants, partially offset by a decrease in same-restaurant sales of 3.3 percent. The Capital Grille’s sales of $67.6 million for the third quarter of fiscal 2008 were 11.9 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by sales from five net new restaurants, partially offset by a same-restaurant sales decrease of 2.2 percent. Bahama Breeze sales of $31.1 million were 2.2 percent below last year’s third quarter, driven by a 2.0 percent decrease in same-restaurant sales.

Sales were $4.80 billion and $4.11 billion for the nine months ended February 24, 2008 and February 25, 2007, respectively. The 16.9 percent increase in sales for the first nine months of fiscal 2008 was primarily due to sales resulting from the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and Red Lobster and a net increase of 40 Olive Garden restaurants since the third quarter of fiscal 2007. Olive Garden’s sales of $2.27 billion were 9.7 percent above last year, driven primarily by a 4.6 percent increase in U.S. same-restaurant sales and its 40 net new restaurants in operation since the third quarter of last year. The increase in U.S. same-restaurant sales resulted from a 3.1 percent increase in average check and a 1.5 percent increase in same-restaurant guest counts. Red Lobster sales of $1.94 billion were 1.6 percent above last year, which resulted primarily from a 1.6 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 2.4 percent increase in average check, which was partially offset by a 0.8 percent decrease in same- restaurant guest counts. LongHorn Steakhouse’s sales of $350.3 million for fiscal October through February of fiscal 2008 were 7.2 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by sales from 28 net new restaurants, partially offset by a decrease in same-restaurant sales of 3.4 percent. The Capital Grille’s sales of $105.0 million for fiscal October through February of fiscal 2008 were 11.6 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by sales from five net new restaurants, partially offset by a same-restaurant sales decrease of 1.1 percent. Bahama Breeze sales of $98.6 million were 1.2 percent below last year.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended February 24, 2008 Compared to Quarter Ended February 25, 2007

Total costs and expenses were $1.65 billion and $1.29 billion for the quarters ended February 24, 2008 and February 25, 2007, respectively. As a percent of sales, total costs and expenses increased to 91.3 percent in the third quarter of fiscal 2008 as compared to 89.1 percent in the third quarter of fiscal 2007.

Food and beverage costs were $553.5 million during the third quarter of fiscal 2008, an increase of $131.7 million, or 31.2 percent, from food and beverage costs of $421.8 million during the third quarter of fiscal 2007. Food and beverage costs, as a percent of sales, increased primarily as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. As a percent of sales, food and beverage costs also increased in the third quarter of fiscal 2008 as a result of an increase in food costs, such as dairy, non-perishables and seafood, and menu mix changes related to the timing of Olive Garden and Red Lobster promotions, partially offset by pricing increases. Restaurant labor costs were $564.5 million during the third quarter of fiscal 2008, an increase of $100.8 million, or 21.7 percent, from restaurant labor costs of $463.7 million during the third quarter of fiscal 2007. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average, as well as sales growth leveraging. As a percent of sales, this decrease in restaurant labor costs was partially offset by an increase in wage rates and manager compensation. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $280.2 million during the third quarter of fiscal 2008, an increase of $68.0 million, or 32.0 percent, from restaurant expenses of $212.2 million during the third quarter of fiscal 2007. As a percent of sales, restaurant expenses increased in the third quarter of fiscal 2008 primarily as a result of integration costs and purchase accounting adjustments related to the RARE acquisition, RARE’s higher restaurant expenses as a percentage of sales compared to our consolidated average, and higher pre-opening expenses related to Olive Garden openings, partially offset by sales growth leveraging.

Selling, general and administrative expenses were $162.8 million during the third quarter of fiscal 2008, an increase of $28.4 million, or 21.1 percent, from selling, general and administrative expenses of $134.4 million during the third quarter of fiscal 2007. As a percent of sales, selling, general and administrative expenses decreased in the third quarter of fiscal 2008 primarily as a result of increased sales growth leveraging and lower media expenses, partially offset by integration costs and purchase accounting adjustments related to the RARE acquisition.

Depreciation and amortization expense was $66.7 million during the third quarter of fiscal 2008, an increase of $16.9 million, or 33.9 percent, from depreciation and amortization expense of $49.8 million during the third quarter of fiscal 2007. As a percent of sales, depreciation and amortization expense increased between the third quarter of fiscal 2008 and the third quarter of fiscal 2007 as a result of new restaurant activity, partially offset by increased sales growth leveraging at Olive Garden.

Net interest expense was $26.8 million during the third quarter of fiscal 2008, an increase of $16.6 million, or 162.7 percent, from interest expense of $10.2 million during the third quarter of fiscal 2007. As a percent of sales, net interest expense increased between the third quarter of fiscal 2008 and the third quarter of fiscal 2007 due to an increase in average debt balances, primarily as a result of the RARE acquisition.

Nine Months Ended February 24, 2008 Compared to Nine Months Ended February 25, 2007

Total costs and expenses were $4.43 billion and $3.71 billion for the nine months ended February 24, 2008 and February 25, 2007, respectively. As a percent of sales, total costs and expenses increased to 92.3 percent in the first nine months of fiscal 2008 as compared with 90.4 percent in the first nine months of fiscal 2007.

Food and beverage costs were $1.44 billion during the first nine months of fiscal 2008, an increase of $253.3 million, or 21.4 percent, from food and beverage costs of $1.18 billion during the first nine months of fiscal 2007. As a percent of sales, food and beverage costs increased in the first nine months of fiscal 2008 primarily as a result of an increase in food costs, such as dairy, non-perishables and seafood, and menu mix changes related to the timing of Olive Garden and Red Lobster promotions. Food and beverage costs, as a percent of sales, also increased as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. Restaurant labor costs were $1.54 billion during the first nine months of fiscal 2008, an increase of $207.7 million, or 15.6 percent, from restaurant labor costs of $1.33 billion during the first nine months of fiscal 2007. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average and sales growth leveraging. As a percent of sales, this decrease in restaurant labor costs was partially offset by an increase in wage rates and manager compensation. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $742.1 million during the first nine months of fiscal 2008, an increase of $127.1 million, or 20.7 percent, from restaurant expenses of $615.0 million during the first nine months of fiscal 2007. As a percent of sales, restaurant expenses increased in the first nine months of fiscal 2008 primarily as a result of integration costs and purchase accounting adjustments related to the RARE acquisition, RARE’s higher restaurant expenses as a percentage of sales compared to our consolidated average and insurance recoveries received in fiscal 2007, partially offset by increased sales growth leveraging.

Selling, general and administrative expenses were $476.2 million during the first nine months of fiscal 2008, an increase of $74.6 million, or 18.6 percent, from selling, general and administrative expenses of $401.6 million during the first nine months of fiscal 2007. As a percent of sales, selling, general and administrative expenses increased in the first nine months of fiscal 2008 primarily as a result of integration costs and purchase accounting adjustments related to the RARE acquisition and increased legal costs, partially offset by increased sales growth leveraging.

Depreciation and amortization expense was $177.6 million during the first nine months of fiscal 2008, an increase of $28.2 million, or 18.9 percent, from depreciation and amortization expense of $149.4 million during the first nine months of fiscal 2007. As a percent of sales, depreciation and amortization expense increased slightly between the first nine months of fiscal 2008 and the first nine months of fiscal 2007 as a result of new restaurant activity, which was mostly offset by increased sales growth leveraging.

Net interest expense was $59.0 million during the first nine months of fiscal 2008, an increase of $28.2 million, or 91.6 percent, from interest expense of $30.8 million during the first nine months of fiscal 2007. As a percent of sales, net interest expense increased between the first nine months of fiscal 2008 and the first nine months of fiscal 2007 due mainly to an increase in average debt balances, primarily as a result of the RARE acquisition.

INCOME TAXES

The effective income tax rate for the third quarter and first nine months of fiscal 2008 was 26.3 percent and 27.7 percent, respectively, compared to an effective income tax rate of 25.2 percent and 29.2 percent, respectively, in the third quarter and first nine months of fiscal 2007. Our effective rate increased for the quarter ended February 24, 2008 as a result of the resolution of previous years’ accrued tax matters of approximately $6.4 million as compared with the quarter ended February 25, 2007 of approximately $9.3 million. The effective rate decrease for the nine months ended February 24, 2008 was primarily attributable to an increase in FICA tip and other tax credits in proportion to taxable income.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the third quarter of fiscal 2008, our net earnings from continuing operations were $115.6 million compared to $117.7 million in the third quarter of fiscal 2007, a 1.8 percent decrease, and our diluted net earnings per share from continuing operations were $0.80 compared to $0.79 in the third quarter of fiscal 2007, a 1.3 percent increase. At Olive Garden, increased sales and lower selling, general and administrative expenses as a percent of sales partially offset increased food and beverage costs, restaurant labor costs, restaurant expenses and depreciation and amortization expenses as a percent of sales. Overall, operating profit increased for Olive Garden in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007 due to sales growth leveraging. At Red Lobster, decreased sales, increased restaurant labor costs, restaurant expenses and depreciation and amortization expenses more than offset decreased food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit decreased for Red Lobster in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The decrease in our net earnings from continuing operations for the third quarter of fiscal 2008 as compared with the third quarter of fiscal 2007 was primarily due to integration costs and purchase accounting adjustments related to the RARE acquisition of approximately $10.0 million, in addition to increased food and beverage costs, wage rates and interest costs, which were only partially offset by the operating profit contributions of LongHorn Steakhouse and The Capital Grille. The slight increase in our diluted net earnings per share from continuing operations for the third quarter of fiscal 2008 as compared with the third quarter of fiscal 2007 was primarily due to a decrease in diluted weighted average shares outstanding.

For the first nine months of fiscal 2008, our net earnings from continuing operations were $266.2 million compared to $278.6 million in the first nine months of fiscal 2007, a 4.5 percent decrease, and our diluted net earnings per share from continuing operations were $1.83 compared to $1.86 in the first nine months of fiscal 2007, a 1.6 percent decrease. At Olive Garden, increased sales and lower selling, general and administrative expenses as a percent of sales partially offset increased food and beverage costs, restaurant labor costs and restaurant expenses as a percent of sales. Overall, operating profit increased for Olive Garden in the first nine months of fiscal 2008, compared to the first nine months of fiscal 2007 due to sales growth leveraging. At Red Lobster, increased sales partially offset higher food and beverage costs, restaurant labor costs, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit for Red Lobster decreased in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The decrease in both our net earnings and diluted net earnings per share from continuing operations for the first nine months of fiscal 2008 was primarily due to approximately $31.0 million in integration costs and purchase accounting adjustments related to the RARE acquisition, in addition to increased food and beverage costs, wage rates and interest costs, which were only partially offset by the operating profit contributions of LongHorn Steakhouse and The Capital Grille.

DISCONTINUED OPERATIONS

On an after-tax basis, earnings from discontinued operations for the third quarter and first nine months of fiscal 2008 were $10.4 million ($0.08 per diluted share) and $9.2 million ($0.07 per diluted share), respectively, compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2007 of $11.3 million ($0.07 per diluted share) and $22.0 million ($0.15 per diluted share), respectively. During the third quarter of fiscal 2008, we recorded a $19.3 million gain on disposal related to the sale of 72 operating Smokey Bones restaurants, as previously described in “Overview of Operations” herein.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2008, compared with the number open at the end of fiscal 2007 and the end of the third quarter of fiscal 2007.

	February 24, 2008	May 27, 2007	February 25, 2007
Red Lobster – USA	649	651	653
Red Lobster – Canada	29	29	30

Total	678	680	683

Olive Garden – USA	637	608	597
Olive Garden – Canada	6	6	6

Total	643	614	603

LongHorn Steakhouse(1)	299	—	—
The Capital Grille(1)	31	—	—
Bahama Breeze	23	23	23
Seasons 52	7	7	7
Other (1)	2	—	—

Total	1,683	1,324	1,316

(1)

We acquired 288 LongHorn Steakhouse’s, 29 The Capital Grille’s and two specialty restaurants (Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern) in the acquisition of RARE on October 1, 2007.

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

We currently manage our business and financial ratios to maintain an investment grade bond rating, which allows flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

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

The New Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 24, 2008, we were in compliance with all covenants under the New Revolving Credit Agreement.

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

Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the New Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The New Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable New Revolving Credit Agreement exceeds 50 percent of such New Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 24, 2008, $225.0 million was outstanding under the New Revolving Credit Agreement. In addition, $23.5 million of commercial paper was outstanding as of February 24, 2008, which is backed by this facility.

On October 11, 2007, we issued $350.0 million of unsecured 5.625 percent senior notes due October 2012, $500.0 million of unsecured 6.200 percent senior notes due October 2017 and $300.0 million of unsecured 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) under a registration statement filed with the SEC on October 9, 2007. Discount and issuance costs, which were $4.3 million and $11.6 million, respectively, are being amortized over the terms of the New Senior Notes using the straight-line method, the results of which approximates the effective interest method. The interest rate payable on each series of the New Senior Notes will be subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate can not be reduced below the initial interest rate. As of February 24, 2008, no such adjustments to the interest rates had been made. We may redeem any series of the New Senior Notes at any time in whole or from time to time in part, at principal amount plus a make-whole premium. If we experience a change of control triggering event, we may be required to purchase the New Senior Notes from the holders.

During the quarter ended November 25, 2007, we entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes for a cumulative gain of $6.2 million. This amount was recorded in accumulated other comprehensive income (loss) and will be reclassified as a reduction to interest expense as interest on the New Senior Notes or similar debt is incurred.

Subsequent to the quarter ended February 24, 2008, we entered into treasury-lock derivative instruments with $100.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of the long-term debt to refinance our existing long-term debt due to mature in fiscal 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

At February 24, 2008, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $16.9 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

A summary of our contractual obligations and commercial commitments at February 24, 2008, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$248.5	$248.5	$—	$—	$—
Long-term debt(1)	3,006.4	106.2	357.2	604.1	1,938.9
Operating leases	624.9	107.9	183.1	132.4	201.5
Purchase obligations(2)	557.0	516.7	40.3	—	—
Capital lease obligations(3)	115.4	4.9	9.9	10.3	90.3
Benefit obligations(4)	277.0	26.3	39.9	48.3	162.5
Unrecognized income tax benefits	86.9	3.3	74.9	8.7	—

Total contractual obligations	$4,916.1	$1,013.8	$705.3	$803.8	$2,393.2

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit(5)	$70.1	$70.1	$—	$—	$—
Guarantees(6)	4.0	0.7	0.9	0.8	1.6

Total commercial commitments	$74.1	$70.8	$0.9	$0.8	$1.6

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on the interest rate in effect at February 24, 2008 (4.586 percent). Excludes issuance discount of $6.4 million.
(2)	Includes commitments for food and beverage items and supplies, capital projects and other miscellaneous commitments.
(3)	Includes imputed interest of $54.7 million.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2017.

(5)	Includes letters of credit for $58.1 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $3.2 million of lease payments included in contractual operating lease obligation payments and other letters of credit totaling $8.8 million.
(6)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. Net cash flows used in financing activities included our repurchase of 3.8 million shares of our common stock for $108.9 million in the third quarter of fiscal 2008, compared to 4.3 million shares for $174.9 million in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net cash flows used by financing activities included our repurchase of 4.8 million shares of our common stock for $153.3 million compared to 8.3 million shares for $325.1 million for the first nine months of fiscal 2007. As of February 24, 2008, we have repurchased a total of 146.8 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations increased to $346.0 million and $582.1 million in the third quarter and first nine months of fiscal 2008, respectively, from $260.1 million and $404.8 million in the third quarter and first nine months of fiscal 2007, respectively, primarily as a result of the timing of purchases of inventories and restaurant level services and payments made for income taxes.

Net cash flows used in investing activities from continuing operations included the acquisition of RARE and capital expenditures incurred principally for building new restaurants, replacing equipment and technology initiatives. Cash used in the acquisition of RARE was $1.20 billion, net of $27.1 million of cash acquired. Capital expenditures were $121.7 million and $323.0 million in the third quarter and first nine months of fiscal 2008, respectively, compared to $86.6 million and $264.5 million in the third quarter and first nine months of fiscal 2007, respectively. The increased expenditures in the third quarter and first nine months of fiscal 2008 resulted primarily from increased spending associated with new restaurants and the replacement of restaurant assets. During the first nine months of fiscal 2007, we also received $49.5 million in cash in connection with the sale and leaseback of our current Restaurant Support Center.

Net cash flows used in financing activities included $25.1 million and $75.9 million in dividends paid in the third quarter and first nine months of fiscal 2008, compared to $0 and $33.5 million in dividends for the same periods in fiscal 2007. On June 15, 2007, September 15, 2007 and December 14, 2007, the Board of Directors declared a cash dividend of eighteen cents per share to be paid on August 1, 2007, November 1, 2007 and February 1, 2008, respectively, to all shareholders of record as of the close of business on July 10, 2007, October 10, 2007 and January 10, 2008, respectively. Based on these eighteen cent quarterly dividends, our indicated annual dividend is seventy-two cents per share. In fiscal 2007, we paid semi-annual dividends of twenty-three cents per share. Purchases of treasury stock were $108.9 million and $153.3 million during the third quarter and first nine months of fiscal 2008, respectively, a decrease from purchases of $174.9 million and $325.1 million during the third quarter and first nine months of fiscal 2007, respectively. Cash flows provided by financing activities for the third quarter and first nine months of fiscal 2008 were primarily driven by the $1.14 billion in net proceeds from the issuance of the New Senior Notes. These proceeds were used to repay borrowings under the Interim Credit Agreement, which funded the acquisition of RARE during the second quarter of fiscal 2008. Proceeds received from the New Revolving Credit Agreement were used to partially fund the acquisition of RARE and to repay the $125.0 million 2.5 percent convertible notes assumed from RARE.

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

FINANCIAL CONDITION

Our current assets totaled $540.0 million at February 24, 2008, compared to $545.4 million at May 27, 2007. The decrease resulted primarily from the sale of 72 operating Smokey Bones restaurants, resulting in a decrease in assets held for sale of $114.2 million. This decrease was partially offset by an increase in inventories which were $285.9 million at February 24, 2008 compared to $209.6 million at May 27, 2007, principally due to the acquisition of RARE and seasonality. Land, buildings and equipment, net totaled $2.99 billion at February 24, 2008, compared to $2.18 billion at May 27, 2007. Goodwill totaled $519.9 million at February 24, 2008, compared to zero at May 27, 2007. Trademarks totaled $455.0 million at February 24, 2008, compared to zero at May 27, 2007. Other assets totaled $215.8 million at February 24, 2008, compared to $151.0 million at May 27, 2007. Increases in land, buildings and equipment, net, goodwill, trademarks and other assets were primarily attributable to the RARE acquisition.

Our current liabilities totaled $1.24 billion at February 24, 2008, compared to $1.07 billion at May 27, 2007. Accounts payable and short-term debt totaled $238.6 million and $248.5 million, respectively, at February 24, 2008, compared to $178.0 million and $211.4 million, respectively, at May 27, 2007, principally due to the acquisition of RARE, the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first nine months of fiscal 2008 and the use of short-term borrowings to manage to desired debt leverage targets. Accrued payroll of $122.5 million at February 24, 2008, increased from $108.5 million at May 27, 2007, principally due to payroll liabilities related to RARE employees. Accrued income taxes decreased to $7.1 million at February 24, 2008 from $75.9 million at May 27, 2007 primarily due to a reclassification of gross unrecognized income tax benefits to non-current liabilities in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) effective May 28, 2007, tax benefits related to stock option exercises and refundable income taxes acquired from RARE. Unearned revenues of $195.4 million at February 24, 2008 increased from $109.9 million at May 27, 2007 principally due to gift card liabilities assumed from RARE and seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities of $377.3 million at February 24, 2008 increased from $305.0 million at May 27, 2007 principally due to an increase in accrued interest payable related to higher average debt balances resulting from the RARE acquisition as well as other current liabilities assumed in the RARE acquisition. Long-term debt increased to $1.64 billion at February 24, 2008, from $491.6 million at May 27, 2007 due to the issuance of the New Senior Notes, which were used to repay borrowings under the Interim Credit Agreement, which partially funded the acquisition of RARE. Deferred income taxes increased to $166.7 million at February 24, 2008, from $25.8 million at May 27, 2007 due principally to the RARE acquisition. Obligations under capital leases, net of current installments increased to $59.8 million due to capital leases acquired from RARE. Other liabilities increased to $172.9 million at February 24, 2008 from $67.4 million at May 27, 2007 principally due to the FIN 48 reclassification noted above.

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

APPLICATION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will require us to adopt these provisions in fiscal 2009. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2010. Early adoption of SFAS No. 161 is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate” and “project,” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 27, 2007 as supplemented and updated by our Quarterly Report on Form 10-Q for the quarter ended November 25, 2007:

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 24, 2008, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments and floating rate debt interest rate exposures were approximately $10.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $159.4 million. The fair value of our long-term fixed rate debt during the first nine months of fiscal 2008 averaged $1.08 billion, with a high of $1.69 billion and a low of $468.4 million.

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

Subsequent to the quarter ended February 24, 2008, we entered into treasury-lock derivative instruments with $100.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of the long-term debt to refinance our existing long-term debt due to mature in fiscal 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 24, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2008.

During the fiscal quarter ended February 24, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of fiscal 2008, we acquired RARE. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this acquisition. We are currently in the process of evaluating RARE’s internal controls and the impact of the acquisition on our internal controls over financial reporting. We implemented internal controls over the accounting for the acquisition of RARE during the second quarter of fiscal 2008 to ensure our internal control over financial reporting remained effective.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believe that our policies and practices were lawful and that we have strong defenses to both cases, following mediation with the plaintiffs, we have reached a tentative resolution of the matters. As a result, we accrued approximately $4.0 million in legal settlement costs during the nine months ended February 24, 2008.

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

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against the Company and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of the Company’s common stock between June 19, 2007 and December 18, 2007 (the “Class”). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about the Company’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. We intend to vigorously defend our position in this action.

Item 1A.	Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended May 27, 2007 and our Quarterly Report on Form 10-Q for the quarter ended November 25, 2007 (“Second Quarter Form 10-Q”). The risks identified in the Second Quarter Form 10-Q have not changed in any material respect, except that the risks under the heading “Our efforts to sell our Smokey Bones restaurants may not be successful, which could result in further losses and impairments” are no longer material because, as indicated elsewhere in this report, we now have closed the sale of all but one of the 73 Smokey Bones restaurants we had sought to sell. The other risks described in this report and our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 24, 2008. Since commencing repurchases in December 1995, we have repurchased a total of 146.8 million shares through February 24, 2008 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 26, 2007 through December 30, 2007	2,553,194	$29.50	2,553,194	16,892,236
December 31, 2007 through January 27, 2008	1,262,705	$26.47	1,262,705	15,629,531
January 28, 2008 through February 24, 2008	7,472	$30.88	7,472	15,622,059

Total	3,823,371	$28.50	3,823,371	15,622,059

(1)	All of the shares purchased during the quarter ended February 24, 2008 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.	Exhibits

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	March 28, 2008	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated:	March 28, 2008	By:	/s/ C. Bradford Richmond
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