Form 10-K
period 2008-05-25
DARDEN RESTAURANTS INC
filed 2008-07-17
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2008

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $39.40 per share as reported on the New York Stock Exchange on November 25, 2007, was approximately: $5,653,774,471.

Number of shares of Common Stock outstanding as of June 30, 2008: 140,446,512 (excluding 139,499,953 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 12, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after May 25, 2008, are incorporated by reference into Part III, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 25, 2008 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 25, 2008

PART I

Item 1.	BUSINESS

Introduction

Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 380 million meals in fiscal 2008. As of May 25, 2008, we operated through subsidiaries 1,702 restaurants in the United States and Canada. In the United States, we operated 1,667 restaurants in 49 states (the exception being Alaska), including 651 Red Lobster®, 647 Olive Garden®, 305 LongHorn Steakhouse®, 32 The Capital Grille®, 23 Bahama Breeze®, and seven Seasons 52® restaurants, and two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. In Canada, we operated 35 restaurants, including 29 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except three. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. None of our restaurants in the U.S. or Canada are franchised. Of our 1,702 restaurants open on May 25, 2008, 904 were located on owned sites and 798 were located on leased sites. As of May 25, 2008, we franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee, and 27 Red Lobster restaurants in Japan to an unaffiliated Japanese corporation, under area development and franchise agreements.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we”, “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

We have a 52/53 week fiscal year ending the last Sunday in May. Our 2008 fiscal year ended May 25, 2008, our 2007 fiscal year ended May 27, 2007, and our 2006 fiscal year ended May 28, 2006, and each had 52 weeks.

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

Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 680 restaurants in North America by the end of fiscal 2008. Olive Garden, an internally developed Italian restaurant concept, opened

[1]	Source: Nation’s Restaurant News, “Special Report: Top 100,” June 30, 2008 (based on U.S. revenues from company-owned restaurants).

its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2008 had expanded to 653 restaurants in North America. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2008 remained the same and increased by 39, respectively, as compared to the end of fiscal 2007.

Bahama Breeze is an internally developed concept that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2008, there were 23 Bahama Breeze restaurants.

Seasons 52 is an internally developed concept that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2008, there were seven Seasons 52 restaurants.

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (“RARE”) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.27 billion in total purchase price. In addition, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for approximately $134.8 million, including $9.8 million related to a conversion premium. RARE owned and operated two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition, which was completed on October 1, 2007. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the premium steakhouse category. RARE also had two specialty restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern, that were acquired in the merger. The acquired operations are included in our financial statements from the date of the acquisition.

The following table shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 as of the end of each fiscal year since 1970, and the number of LongHorn Steakhouse and The Capital Grille restaurants operated by us at the end of fiscal 2008. The final column in the table lists our total sales for the years indicated.

Company-Operated Restaurants Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6						6	3.5
1971	24						24	9.1
1972	47						47	27.1
1973	70						70	48.0
1974	97						97	72.6
1975	137						137	108.5
1976	174						174	174.1
1977	210						210	229.2
1978	236						236	291.4
1979	244						244	337.5
1980	260						260	397.6
1981	291						291	528.4
1982	328						328	614.3
1983	360	1					361	718.5
1984	368	2					370	782.3
1985	372	4					376	842.2
1986	401	14					415	917.3
1987	433	52					485	1,097.7
1988	443	92					535	1,300.8
1989	490	145					635	1,621.5
1990	521	208					729	1,927.7

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)		Total Company Sales ($ in Millions) (2)(3)
1991	568	272					840		2,212.3
1992	619	341					960		2,542.0
1993	638	400					1,038		2,737.0
1994	675	458					1,133		2,963.0
1995	715	477					1,192		3,163.3
1996	729	487			1		1,217		3,191.8
1997	703	477			2		1,182		3,171.8
1998	682	466			3		1,151		3,261.6
1999	669	464			6		1,139		3,432.4
2000	654	469			11		1,134		3,671.3
2001	661	477			16		1,154		3,966.2
2002	667	496			22		1,185		4,303.5
2003	673	524			25	1	1,223		4,530.4
2004	680	543			23	1	1,247		4,794.7
2005	679	563			23	3	1,268		4,977.6
2006	682	582			23	5	1,292		5,353.6
2007	680	614			23	7	1,324		5,567.1
2008	680	653	305	32	23	7	1,702	(4)	6,626.5

(1)	Includes only Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52 restaurants included in continuing operations. Excludes other restaurant concepts operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations.

(2)	From fiscal 1996 forward, includes only net sales from continuing operations and excludes sales related to all restaurants that were closed and considered discontinued operations. Periods prior to fiscal 1996 include total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.

(3)	Emerging Issues Task Force Issue 00-14 “Accounting for Certain Sales Incentives” (“Issue 00-14”) requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2008. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Includes two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern.

Strategy

The restaurant industry is generally considered to be comprised of two segments: quick service and full service. The full service segment is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit concepts have the opportunity to increase their share of the full service segment. We plan to grow by increasing the number of restaurants in each of our existing concepts and by developing or acquiring additional concepts that can be expanded profitably.

While we are a leader in the full service dining segment, we know we cannot be successful without a clear sense of who we are. Our core purpose is “To nourish and delight everyone we serve.” This core purpose is supported by our core values:

•	Integrity and fairness;

•	Respect and caring;

•	Diversity;

•	Always learning/always teaching;

•	Being “of service;”

•	Teamwork; and

•	Excellence.

Our mission is to be “The best in full service dining, now and for generations.” We believe we can achieve this goal by continuing to build on our strategy to be a multi-brand full service restaurant growth company, which is grounded in our commitment to combining:

•	Competitively superior leadership;

•	Strong brand building that reflects brand management and restaurant operating excellence; and

•	Brand support excellence.

Our strategic framework also includes two points that we believe separate us from our competition. We are committed to:

•	Being a multi-brand restaurant company that is bound together by common operating practices and a unifying culture which serves to make us stronger than the sum of our parts; and

•	Obtaining insights from our guests and employees to create powerful, broadly appealing brands and to develop successful people.

Restaurant Concepts

Red Lobster

Red Lobster is the largest full service dining, seafood specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner menu entrée prices range from $9.75 to $35.50, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch menu entrée prices range from $6.25 to $13.99. The price of most entrées includes salad, side items and our signature Cheddar Bay biscuits. During fiscal 2008, the average check per person ranged from $18.00 to $19.00, with alcoholic beverages accounting for approximately 7.6 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Olive Garden

Olive Garden is the largest full service dining Italian restaurant operator in the United States. Olive Garden’s menu includes a variety of authentic Italian foods featuring fresh ingredients and a wine list that includes a broad selection of wines imported from Italy. The menu includes antipasti (appetizers); soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

Most dinner menu entrée prices range from $8.75 to $19.95, and most lunch menu entrée prices range from $5.95 to $11.95. The price of each entrée also includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2008, the average check per person ranged from $14.75 to $15.75, with alcoholic beverages accounting for approximately 8.0 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic difference in consumer preferences, prices and selections, as well as children’s menus.

LongHorn Steakhouse

Acquired by Darden in October 2007 as part of the RARE acquisition, LongHorn Steakhouse restaurants are full service establishments serving both lunch and dinner in an attractive and inviting atmosphere reminiscent of the classic American West. With locations in 28 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib.

Most dinner menu entrée prices range from $12.00 to $20.00, and most lunch menu entrée prices range from $8.00 to $12.00. The price of each entrée also includes as much freshly baked bread as a guest desires. During fiscal 2008, the average check per person ranged from $17.00 to $18.00, with alcoholic beverages accounting for approximately 9.8 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as one children’s menu.

The Capital Grille

Acquired by Darden in October 2007, The Capital Grille has locations in major metropolitan cities in the United States and features relaxed elegance and style. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 300 selections, personalized service, comfortable club-like atmosphere and premiere private dining rooms.

Most dinner menu entrée prices range from $23.00 to $55.00 and most lunch menu entrée prices range from $8.00 to $36.00. During fiscal 2008, the average check per person ranged from $68.50 to $75.00, with alcoholic beverages accounting for approximately 33.3 percent of The Capital Grille’s sales. The Capital Grille maintains different menus and for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.

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

Since fiscal 2004, Bahama Breeze has implemented changes to become a more relevant brand for its guests, evolve its menu to make it more approachable yet still distinctive and improve the guest experience while lowering its operating costs. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine but improved the guest experience and unit economics sufficiently at the remaining restaurants that we are restarting modest unit growth, with two projected new restaurant openings in fiscal 2009. The results of operations of the nine closed restaurants are reported as a component of discontinued operations in the accompanying consolidated financial statements.

Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $7.00 to $14.00. During fiscal 2008, the average check per person ranged from $22.00 to $23.00, with alcoholic beverages accounting for approximately 23 to 24 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as two children’s menus.

Seasons 52

Seasons 52 is a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. It offers an international wine list of more than 130 wines, with 70 available by the glass. The first Seasons 52 opened in 2003, and currently operates seven existing restaurants with plans to open one new restaurant in fiscal 2009.

Discontinued Operations

In fiscal 2007, we announced the closure of 54 Smokey Bones Barbeque & Grill restaurants and two Rocky River Grillhouse restaurants, and our intention to offer for sale the remaining 73 operating Smokey Bones restaurants. Smokey Bones featured barbequed pork, beef and chicken, as well as other grilled favorites, all served in a lively yet comfortable mountain-lodge setting that featured televised sports. We opened the first Smokey Bones in September 1999, and began national expansion of the concept in fiscal 2002. The concept was designed to be a nationally advertised brand, but since it was not on a path to achieving that vision, we concluded it was not a meaningful growth vehicle for Darden. From December 2007 through February 2008, we closed the sale of 72 of the Smokey Bones restaurants. The sale of the remaining restaurant was completed in June 2008. Also in fiscal 2007, we closed nine Bahama Breeze restaurants. The results of operations for these restaurants are treated as a component of discontinued operations in the accompanying consolidated financial statements.

Recent and Planned Growth

On a continuing operations basis, during fiscal 2008, we opened 65 new restaurants (excluding the relocation of existing restaurants to new sites and the rebuilding of restaurants at existing sites). Our actual and projected new openings from continuing operations by concept (excluding relocations and rebuilds) are shown below.

	Actual New Restaurant Openings Fiscal 2008	Projected New Restaurant Openings Fiscal 2009
Red Lobster	4	10-13
Olive Garden	40	39-43
LongHorn Steakhouse	18 (1)	20-24
The Capital Grille	3 (1)	5-6
Bahama Breeze	0	1-2
Seasons 52	0	1

Totals	65	76-89

(1)	Actual openings during the period from October 1, 2007, the effective date of the RARE acquisition, through the end of fiscal 2008.

The actual number of openings for each of our concepts will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant concepts, and to develop or acquire additional concepts that can be expanded profitably. We have continued to test new ideas and concepts, and also to evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives.

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

The following table illustrates the approximate average capital investment, size and dining capacity of the nine Red Lobster restaurants (four new restaurants and five relocations) and 41 Olive Garden restaurants (40 new restaurants and one relocation) that were opened during fiscal 2008, and the 18 LongHorn Steakhouse restaurants (18 new restaurants and no relocations) opened during fiscal 2008 since the acquisition of RARE on October 1, 2007.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,408,000	7,012	232	54
Olive Garden	$3,904,000	7,336	229	56
LongHorn Steakhouse	$3,207,000	5,592	174	41

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.

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

During fiscal 2008, as discussed in “Discontinued Operations” above, we sold 72 Smokey Bones restaurants along with the one Smokey Bones restaurant that sold in fiscal 2009. During fiscal 2008, we also permanently closed three Red Lobster restaurants, one Olive Garden restaurant, and no Bahama Breeze or Seasons 52 restaurants. Following the acquisition of RARE on October 1, 2007, we permanently closed one LongHorn Steakhouse restaurant and no The Capital Grille restaurants. We continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.

Restaurant Operations

We believe that high-quality restaurant management is critical to our long-term success. Our restaurant management structure varies by concept and restaurant size. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards.

Each Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-185 hourly employees, most of whom work part-time. Restaurant general managers report to multi unit supervisors who may be directors or vice presidents. At the end of fiscal 2008, each multi unit supervisor was responsible for approximately six to 10 restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

The management staff of a typical LongHorn Steakhouse and The Capital Grille restaurant consists of one managing partner, one to four assistant managers and one or two kitchen managers. In addition, each of these restaurants employs approximately 40 to 80 hourly employees. The managing partner of each restaurant reports directly to a multi unit supervisor who may be a regional manager or regional director. Multi unit supervisors have operational responsibility for approximately three to nine restaurants. Regional directors at The Capital Grille also have responsibility for The Old Grist Mill Tavern, and Hemenway’s Seafood Grille & Oyster Bar restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

Each concept’s head of training, together with senior operations executives, are responsible for developing and maintaining that concept’s operations training programs. These efforts include a 12 to 15-week training program for management trainees and continuing development programs for managers, supervisors and directors. This program has now been expanded to include both LongHorn Steakhouse and The Capital Grille personnel as part of the integration of RARE. The emphasis of the training and development programs varies by restaurant concept, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

We maintain performance measurement and incentive compensation programs for our management-level employees. We believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock units, help attract and retain highly motivated restaurant managers. With the acquisition of RARE, we also have continued a managing partner program in which qualifying general managers of LongHorn Steakhouse and The Capital Grille restaurants receive cash compensation and restricted stock awards based upon individual performance.

Quality Assurance

Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through “point source inspection” by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a “high risk” product is subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (“HACCP”) food safety programs adopted by the U.S. Food and Drug Administration. The HACCP programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. Since 1976, we have required routine microbiological testing of seafood and other commodities for quality and microbiological safety. In addition, our total quality managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety. This HACCP program has now been expanded to include both LongHorn Steakhouse and The Capital Grille operations as part of the integration of RARE.

Purchasing and Distribution

Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant concepts depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers in more than 30 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors and usually source our product directly from producers (not brokers or middlemen). We operate procurement offices in Singapore and Toronto, our only purchasing offices outside of Orlando, to source products directly from Asia and Canada. While the supply of certain seafood species is volatile, we believe we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to restaurants through independent national distribution companies. In addition, through strategic alliances between Darden Direct Distribution, Inc. and these distribution companies, we maintain inventory ownership and dedicated operations in select environments enhancing our supply chain’s competitive advantage.

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2008 we spent approximately 9 percent and 3 percent, respectively, of our purchasing dollars with those firms.

We continue to invest in new technologies to improve our purchasing and restaurant operations. We are in the process of expanding “iKitchen,” a web-based software system, to our regional suppliers. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories.

Advertising and Marketing

We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising and supplement it with local television advertising. LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52 do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits. We also rely on outdoor billboard and direct mail advertising, as well as radio, newspaper and direct mail coupon programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

At the end of fiscal 2008, we employed approximately 179,000 persons. Of these employees, approximately 1,550 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 50 were corporate personnel located in Atlanta, Georgia, approximately 8,000 were restaurant management personnel in the restaurants or in field offices, and the remainder were hourly restaurant personnel. Of the corporate and restaurant concept personnel located at our restaurant support center in Orlando and Atlanta, approximately 65 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 11 years of experience with us. The restaurant general managers average nine years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concept. Several years ago, we implemented a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems. We also implemented a high-speed data network connecting all restaurants to all current and anticipated future applications. During the past year, we completed the implementation of “DASH,” a next generation technology platform for our restaurant point of sale system in Olive Garden, Red Lobster, Bahama Breeze and Seasons 52 restaurants. We expect to deploy the new platform, including new hardware and software, to all LongHorn Steakhouse and The Capital Grille restaurants over the next year. In the past year, we completed the implementation of a meal pacing system in Olive Garden and Red Lobster. The new meal pacing system is designed to properly pace the preparation of menu items, based on cook-times, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns. We are also in the process of expanding “iKitchen,” a web-based software system designed to more efficiently handle restaurant product orders and other related matters, to regional suppliers as discussed above under “Purchasing and Distribution.”

In the past year, we began integrating the LongHorn Steakhouse and The Capital Grille restaurant businesses into the Company’s core business processes and applications. We completed the integration and implementation effort for the financial systems and began to deploy several other key applications including human resources systems, “iKitchen,” and “Par Pull,” a web-based software system designed to more efficiently handle food and menu item preparation. We expect to have our human resource applications and “iKitchen” fully deployed in fiscal 2009 in all LongHorn Steakhouse and The Capital Grille restaurants and “Par Pull” fully deployed in fiscal 2009 in all LongHorn Steakhouse restaurants.

Restaurant hardware and software support for all of our restaurant concepts, including the newly integrated LongHorn Steakhouse and The Capital Grille concepts, is provided or coordinated from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. The restaurant support center houses our data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

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

Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology” and in our Risk Factors in Item 1A of this Form 10-K.

Trademarks, Franchises and Joint Ventures

We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52® service marks, and other service marks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks will continue indefinitely.

All but three of our 1,702 restaurants in operation at May 25, 2008 are Company-owned and operated. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We have one unaffiliated franchisee with an area development and franchise agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of May 25, 2008, this franchisee operated five LongHorn Steakhouse restaurants in Puerto Rico. Our only other restaurant operations outside of North America are conducted through an area development and franchise agreement with an unaffiliated Japanese corporation. This corporation operated 27 Red Lobster restaurants in Japan as of May 25, 2008. We do not have an ownership interest in this corporation, but we receive royalty income under the franchise agreement. The amount of income we derive from these joint venture and franchise arrangements is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2008, 2007 and 2006, our average sales per restaurant were highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

During fiscal 2008, approximately 9.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2008 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2008, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

We are subject to laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. Multi-jurisdictional regulations relating to nutritional labeling may lead to increased operational complexity and expenses and may impact guest behavior.

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

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 52, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 52, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Georgia-Pacific Corporation, a diversified paper and building products manufacturer), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc. a manufacturer and marketer of consumer food products.

James (J.J.) Buettgen, age 48, has been our Senior Vice President, Business Development since May 2007. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a full service dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994, and served first as a director, next as Vice President, and then as Senior Vice President of Marketing for Olive Garden from 1994 until 1998.

Valerie K. Collins, age 49, has been our Senior Vice President, Corporate Controller since December 2006, and was Senior Vice President, Corporate Controller, and Chief Information Officer from December 2006 until September 2007. She served as our Senior Vice President and Chief Information Officer from January 2003 until December 2006, and Senior Vice President, Finance and Controller for Red Lobster from August 1998 until January 2003. She joined Red Lobster in 1985 as Manager of Accounting Systems and held progressively more responsible positions until being promoted to Vice President Finance and Controller for Olive Garden in 1994 and to Senior Vice President Finance and Controller for Olive Garden in 1996.

David George, age 52, has been our President of LongHorn Steakhouse since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse, and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Kim A. Lopdrup, age 50, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts,

Baskin-Robbins and Togo’s Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Eugene I. (Gene) Lee, Jr., age 47, has been President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and Chief Operating Officer.

Daniel M. Lyons, age 55, has been our Senior Vice President, Human Resources since January 1997. He joined us in 1993 as Senior Vice President of Personnel for Olive Garden. Prior to joining Olive Garden, he spent 18 years with the Quaker Oats Company, an international marketer of food and beverage products, holding increasingly more responsible positions including Vice President Human Resources for the North American Breakfast Food Division.

Robert McAdam, age 50, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Government Relations from 2000 to 2004. From 1997 to 2000 he was a Senior Vice President of Fleishman-Hillard, an international public relations firm.

David T. Pickens, age 53, has been our Senior Vice President and President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 49, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Paula J. Shives, age 57, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver’s Restaurants, Inc., a seafood restaurant company.

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

The full service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Certain economic and business factors specific to the restaurant industry and certain general economic factors including energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full service dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, the level of consumer acceptance of our restaurant concepts and health concerns. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant concept or menu in response to such concerns, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, or may choose more inexpensive restaurants when eating outside the home. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns or result in increased costs for us due to security measures.

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

We may lose revenue or incur increased costs if our restaurants experience shortages or interruptions in the delivery of food and other supplies.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

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

The loss of key personnel or difficulties recruiting and retaining qualified personnel could jeopardize our ability to meet our growth targets.

Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. A loss of key employees or a significant shortage of high quality restaurant employees could jeopardize our ability to meet our growth targets.

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business.

We rely heavily on information systems across our operations, including for management of our supply chain, point-of-sale processing in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to updgraded or replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the problem.

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

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity) or other concerns. Negative publicity may also result from actual or alleged violations by our restaurants of “dram shop” laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. We also face risks from new and changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

Our plans to expand our newer concepts Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful, which could require us to make substantial further investments in those concepts and result in losses and impairments.

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

We closed the acquisition of RARE on October 1, 2007. Our integration of RARE’s business into our operations is a complex and time-consuming process which will require significant efforts and expenses. Prior to the merger, the two companies operated independently, each with its own business, customers, employees, culture and systems. We may experience material unanticipated difficulties or expenses in connection with the integration of the business of RARE. The difficulties of combining the business of RARE with our operations may include, among others:

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

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Restaurant Properties – Continuing Operations

As of May 25, 2008, we operated 1,702 restaurants (consisting of 680 Red Lobster, 653 Olive Garden, 305 LongHorn Steakhouse, 32 The Capital Grille, 23 Bahama Breeze, seven Seasons 52, one The Old Grist Mill Tavern and one Hemenway’s Seafood Grille & Oyster Bar restaurants) in the following locations:

Alabama (37)	Indiana (49)	Nebraska (8)	South Carolina (35)
Arizona (36)	Iowa (15)	Nevada (13)	South Dakota (4)
Arkansas (12)	Kansas (16)	New Hampshire (10)	Tennessee (43)
California (100)	Kentucky (21)	New Jersey (43)	Texas (122)
Colorado (32)	Louisiana (12)	New Mexico (11)	Utah (14)
Connecticut (12)	Maine (8)	New York (50)	Vermont (2)
Delaware (7)	Maryland (34)	North Carolina (50)	Virginia (53)
District of Columbia (1)	Massachusetts (30)	North Dakota (4)	Washington (26)
Florida (189)	Michigan (58)	Ohio (103)	West Virginia (10)
Georgia (112)	Minnesota (25)	Oklahoma (17)	Wisconsin (19)
Hawaii (1)	Mississippi (12)	Oregon (12)	Wyoming (3)
Idaho (8)	Missouri (42)	Pennsylvania (81)	Canada (35)
Illinois (59)	Montana (2)	Rhode Island (4)

Of these 1,702 restaurants open on May 25, 2008, 904 were located on owned sites and 798 were located on leased sites. The 798 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	617
Ground and Building Leases	82
Space/In-Line/Other Leases	99

Total	798

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

We purchased several adjacent parcels of vacant land in Orange County, Florida, and plan to relocate our headquarters to this site. Construction of the buildings on this site is underway. We expect our proposed Restaurant Support Center campus at this new location to offer a more collaborative and unified environment with additional room for future growth. We currently project completing the first phase of this development during fiscal 2010.

As part of the acquisition of RARE, we acquired ownership of the former RARE executive offices and central training facility located in 6 office buildings in Atlanta, Georgia. We recently completed the sale of one of those buildings. The remaining buildings are currently being marketed for sale.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 6 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2008 Annual Report to Shareholders, incorporated herein by reference.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believed that our policies and practices were lawful and that we had strong defenses to both cases, following mediation with the plaintiffs, we reached a tentative resolution of the matters during the third quarter of fiscal 2008. As a result, we accrued approximately $4.0 million in legal settlement costs during the nine months ended February 24, 2008, which we expect to be paid in fiscal 2009. No additional reserves have been taken in connection with this settlement.

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful and we had strong defenses, following mediation with the plaintiffs, we reached a preliminary settlement of this matter during the fourth quarter of fiscal 2008 under which we agreed to pay $0.7 million. We anticipate that the preliminary settlement amount will be paid out during fiscal 2009 at the completion of the settlement process.

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against Darden and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of Darden’s common stock between June 19, 2007 and December 18, 2007 (the “Class”). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about Darden’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. We intend to vigorously defend our position in this action.

By letter dated May 9, 2008, a putative shareholder demanded that our Board of Directors take action to remedy alleged breaches of fiduciary duty to the Company by certain officers and directors. The letter contains similar allegations to those in the purported class action described above regarding the alleged issuance of false and misleading statements and omissions regarding Darden’s financial results and sales growth. The Board has formed a special litigation committee to evaluate the claims in the letter.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2008, there were approximately 37,616 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2007 and 2008 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2008 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 25, 2008. Since commencing our repurchase program in December 1995, we have repurchased a total of 147 million shares through May 25, 2008 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 25, 2008 through March 30, 2008	201,228	$29.87	201,228	15,420,831
March 31, 2008 through April 27, 2008	297	$29.01	297	15,420,534
April 28, 2008 through May 25, 2008	0	$0.00	0	15,420,534
Total	201,525	$29.86	201,525	15,420,534

(1)	All of the shares purchased during the quarter ended May 25, 2008 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2004 through 2008 contained in the Five-Year Financial Summary in our 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The text under the heading “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2008 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 25, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 25, 2008.

During the fiscal quarter ended May 25, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting in our 2008 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1 – Election of Eleven Directors,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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

We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 5900 Lake Ellenor Drive, Orlando, Florida 32809, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Stock Ownership Of Principal Shareholders,” “Stock Ownership Of Management” and “Executive Compensation - Equity Compensation Plan Information” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section entitled “Corporate Governance - Related Party Transaction Policy and Procedures,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees And Services” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006.

Consolidated Balance Sheets at May 25, 2008 and May 27, 2007.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006.

Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006.

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

Dated: July 17, 2008	DARDEN RESTAURANTS, INC.

	By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 17, 2008

/s/ C. Bradford Richmond C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 17, 2008

/s/ Leonard L. Berry* Leonard L. Berry	Director

/s/ Odie C. Donald* Odie C. Donald	Director

/s/ David H. Hughes* David H. Hughes	Director

/s/ Charles A. Ledsinger, Jr. * Charles A. Ledsinger, Jr.	Director

/s/ William M. Lewis, Jr. * William M. Lewis, Jr.	Director

/s/ Andrew H. Madsen* Andrew H. Madsen	Director

/s/ Cornelius McGillicuddy, III* ** Cornelius McGillicuddy, III	Director

/s/ Michael D. Rose* Michael D. Rose	Director

/s/ Maria A. Sastre* Maria A. Sastre	Director

/s/ Jack A. Smith* Jack A. Smith	Director

/s/ Rita P. Wilson* Rita P. Wilson	Director

*By:	/s/ Paula J. Shives
Paula J. Shives, Attorney-In-Fact
July 17, 2008

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit Number	Title

2	Agreement and Plan of Merger, dated as of August 16, 2007, among us, Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

3(b)	Bylaws as amended June 14, 2007 (incorporated by reference to Exhibit 3(ii) to our Current Report on Form 8-K filed June 19, 2007).

4(a)	Rights Agreement dated as of May 16, 2005, by and between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4(b)	Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on June 5, 2006).

4(c)	Indenture dated as of January 1, 1996, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

* 10(a)	Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

* 10(b)	Darden Restaurants, Inc. FlexComp Plan as amended December 4, 2003 (incorporated herein by reference to Exhibit 10(b) to our Annual Report on Form 10-K for the year ended May 28, 2006).

* 10(c)	Supplemental Pension Plan of Darden Restaurants, Inc. (incorporated herein by reference to Exhibit 10(d) to our Annual Report on Form 10-K for the year ended May 29, 2005).

* 10(d)	Darden Restaurants, Inc. Stock Plan for Directors, as amended June 19, 2003 (incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(e)	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended February 23, 2003).

* 10(f)	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 19, 2003 (incorporated by reference to Exhibit 10(h) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(g)	Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10(h)	Form of Management Continuity Agreement, as amended, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10(i)	Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

* 10(j)	Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(k)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended September 15, 2006 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 19, 2006).

10(l)	Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

*10(m)	Darden Restaurants, Inc. Director Compensation Program, effective as of October 1, 2005, as amended December 14, 2007 (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q filed January 4, 2008).

*10(n)	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to our Current Report on Form 8-K filed June 20, 2006).

*10(o)	Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(b) to our Current Report on Form 8-K filed June 20, 2006).

*10(p)	Form of Restricted Stock Units Award Agreement (U.S.) under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(c) to our Current Report on Form 8-K filed June 20, 2006).

*10(q)	Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(r) to our Annual Report on Form 10-K for fiscal year ended May 27, 2007 filed July 19, 2007).

*10(r)	Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. quarterly report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended June 29, 2003).

*10(s)	First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. quarterly report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(t)	Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. quarterly report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(u)	Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. quarterly report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(v)	Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000-19924) for fiscal year ended December 31, 2006).

*10(w)	Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(x)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(a) to our Current Report on Form 8-K filed June 24, 2008).

*10(y)	Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(b) to our Current Report on Form 8-K filed June 24, 2008).

*10(z)	Form of Restricted Stock Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(c) to our Current Report on Form 8-K filed June 24, 2008).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2008 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.