Form 10-Q
period 2008-08-24
DARDEN RESTAURANTS INC
filed 2008-09-24
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 24, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of September 12, 2008: 138,724,914 (excluding 141,606,493 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended
	August 24, 2008	August 26, 2007
Sales	$1,774.2	$1,467.5
Costs and expenses:
Cost of sales:
Food and beverage	546.8	423.8
Restaurant labor	558.3	471.6
Restaurant expenses	288.0	216.9

Total cost of sales, excluding restaurant depreciation and amortization of $64.4 and $47.5, respectively	$1,393.1	$1,112.3
Selling, general and administrative	170.5	143.0
Depreciation and amortization	68.8	50.6
Interest, net	27.4	9.7

Total costs and expenses	$1,659.8	$1,315.6

Earnings before income taxes	114.4	151.9
Income taxes	(32.0)	(45.3)

Earnings from continuing operations	82.4	106.6
Losses from discontinued operations, net of tax benefit of $0.2 and $0.5, respectively	(0.3)	(0.7)

Net earnings	$82.1	$105.9

Basic net earnings per share:
Earnings from continuing operations	$0.59	$0.76
Losses from discontinued operations	0.00	(0.01)

Net earnings	$0.59	$0.75

Diluted net earnings per share:
Earnings from continuing operations	$0.58	$0.73
Losses from discontinued operations	0.00	(0.01)

Net earnings	$0.58	$0.72

Average number of common shares outstanding:
Basic	139.0	140.8
Diluted	142.8	146.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	August 24, 2008	May 25, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.5	$43.2
Receivables, net	37.5	69.5
Inventories	275.8	216.7
Prepaid expenses and other current assets	46.5	46.7
Deferred income taxes	92.0	91.8

Total current assets	$497.3	$467.9
Land, buildings and equipment, net	3,135.3	3,066.0
Goodwill	519.7	519.9
Trademarks	454.7	455.0
Other assets	211.0	221.8

Total assets	$4,818.0	$4,730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290.5	$245.1
Short-term debt	237.3	178.4
Accrued payroll	107.8	129.3
Accrued income taxes	2.7	2.4
Other accrued taxes	60.2	55.4
Unearned revenues	130.5	160.5
Other current liabilities	378.4	365.1

Total current liabilities	$1,207.4	$1,136.2
Long-term debt, less current portion	1,633.3	1,634.3
Deferred income taxes	204.1	197.6
Deferred rent	142.9	139.0
Obligations under capital leases, net of current installments	59.6	59.9
Other liabilities	156.9	154.5

Total liabilities	$3,404.2	$3,321.5

Stockholders’ equity:
Common stock and surplus	$2,093.6	$2,074.9
Retained earnings	2,150.2	2,096.0
Treasury stock	(2,791.3)	(2,724.0)
Accumulated other comprehensive income (loss)	(23.5)	(20.7)
Unearned compensation	(15.1)	(17.0)
Officer notes receivable	(0.1)	(0.1)

Total stockholders’ equity	$1,413.8	$1,409.1

Total liabilities and stockholders’ equity	$4,818.0	$4,730.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended August 24, 2008 and August 26, 2007

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	82.1	—	—	—	—	82.1
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.8)	—	—	(1.8)
Change in fair value of derivatives, net of tax of $(1.4)	—	—	—	(1.8)	—	—	(1.8)
Amortization of unrecognized net actuarial loss, net of tax of $0.5	—	—	—	0.8	—	—	0.8

Total comprehensive income							79.3
Cash dividends declared	—	(27.9)	—	—	—	—	(27.9)
Stock option exercises (0.4 shares)	6.4	—	0.7	—	—	—	7.1
Stock-based compensation	8.3	—	—	—	—	—	8.3
ESOP note receivable repayments	—	—	—	—	1.9	—	1.9
Income tax benefits credited to equity	2.9	—	—	—	—	—	2.9
Purchases of common stock for treasury (2.1 shares)	—	—	(68.4)	—	—	—	(68.4)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	1.1	—	0.4	—	—	—	1.5

Balance at August 24, 2008	$2,093.6	$2,150.2	$(2,791.3)	$(23.5)	$(15.1)	$(0.1)	$1,413.8

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	105.9	—	—	—	—	105.9
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.0	—	—	1.0
Change in fair value of derivatives, net of tax of $0.9	—	—	—	(2.6)	—	—	(2.6)
Amortization of unrecognized net actuarial loss, net of tax of $0.6	—	—	—	0.9	—	—	0.9

Total comprehensive income							105.2
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(25.4)	—	—	—	—	(25.4)
Stock option exercises (0.4 shares)	7.6	—	0.6	—	—	—	8.2
Stock-based compensation	7.5	—	—	—	—	—	7.5
ESOP note receivable repayments	—	—	—	—	0.7	—	0.7
Income tax benefits credited to equity	5.8	—	—	—	—	—	5.8
Purchases of common stock for treasury (0.2 shares)	—	—	(7.6)	—	—	—	(7.6)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.5	—	0.3	—	—	—	1.8
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at August 26, 2007	$1,926.7	$1,900.2	$(2,583.2)	$(33.5)	$(19.9)	$(0.2)	$1,190.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	August 24, 2008	August 26, 2007
Cash flows—operating activities
Net earnings	$82.1	$105.9
Losses from discontinued operations, net of tax benefit	0.3	0.7
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	68.8	50.6
Asset impairment	0.7	—
Amortization of loan costs	1.1	0.4
Stock-based compensation expense	11.0	8.4
Change in current assets and liabilities	(11.3)	21.4
Contributions to postretirement plan	(0.2)	(0.2)
Loss on disposal of land, buildings and equipment	—	0.8
Change in cash surrender value of trust owned life insurance	3.8	1.7
Deferred income taxes	0.1	(21.0)
Change in deferred rent	3.9	1.5
Change in other liabilities	0.3	(9.9)
Other, net	0.8	0.8

Net cash provided by operating activities of continuing operations	$161.4	$161.1

Cash flows—investing activities
Purchases of land, buildings and equipment	(135.4)	(86.7)
Proceeds from disposal of land, buildings and equipment	0.6	0.2
Increase (decrease) in other assets	1.5	(5.5)

Net cash used in investing activities of continuing operations	$(133.3)	$(92.0)

Cash flows—financing activities
Proceeds from issuance of common stock	8.7	10.0
Dividends paid	(27.9)	(25.4)
Purchases of treasury stock	(68.4)	(7.6)
Income tax benefits credited to equity	2.9	5.8
Proceeds (payments) from issuance of short-term debt	58.9	(31.9)
ESOP note receivable repayment	1.9	0.7
Principal payments on capital leases	(0.3)	—
Repayment of long-term debt	(1.9)	(0.7)

Net cash used in financing activities of continuing operations	$(26.1)	$(49.1)

Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.1)	(2.6)
Net cash provided by (used in) investing activities of discontinued operations	0.4	(0.3)

Net cash provided by (used in) discontinued operations	$0.3	$(2.9)

Increase in cash and cash equivalents	2.3	17.1
Cash and cash equivalents—beginning of period	43.2	30.2

Cash and cash equivalents—end of period	$45.5	$47.3

Cash flows from changes in current assets and liabilities
Receivables, net	32.0	14.6
Inventories	(59.1)	(16.8)
Prepaid expenses and other current assets	0.5	(0.7)
Accounts payable	30.5	32.2
Accrued payroll	(21.7)	(13.0)
Accrued income taxes	10.3	31.2
Other accrued taxes	4.9	1.0
Unearned revenues	(24.0)	(16.5)
Other current liabilities	15.3	(10.6)

Change in current assets and liabilities	$(11.3)	$21.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 24, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

During the second quarter of fiscal 2008, we completed the acquisition of RARE Hospitality International, Inc. (RARE) for $1.27 billion in total consideration. The results of operations, financial position and cash flows of RARE are included in our consolidated financial statements as of the date of acquisition as for all periods subsequent. See Note 2 – Acquisition of RARE for additional information.

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters ended August 24, 2008 and August 26, 2007, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. See Note 3 – Discontinued Operations for additional information.

Unless otherwise noted, amounts and disclosures throughout our notes to consolidated financial statements relate to our continuing operations.

Note 2. Acquisition of RARE

On October 1, 2007, we completed the acquisition of all of the outstanding common stock of RARE for an aggregate purchase price, including fees, expenses, and the fair value of our vested stock options and restricted stock issued to RARE employees in exchange for their outstanding vested stock options and restricted stock, of $1.27 billion. The acquired operations, which included 288 LongHorn Steakhouse restaurants, 29 The Capital Grille restaurants, one Hemenway’s Seafood Grille & Oyster Bar restaurant, and one The Old Grist Mill Tavern, as well as the rights associated with the four franchised LongHorn Steakhouse restaurants, are included in the results of operations of our consolidated financial statements from the date of acquisition and will continue to operate under their trademarked names.

Under the purchase method of accounting, the assets and liabilities of RARE were recorded at their respective fair values as of the date of the acquisition. The following table summarizes the estimate of fair value assigned to the assets acquired and liabilities assumed and related deferred income taxes as of the date of acquisition, reflecting final adjustments through August 24, 2008 (amounts in millions):

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Current assets	$88.8
Land, buildings and equipment	645.9
Goodwill (non-amortizable)	527.7
Trademarks (non-amortizable)	454.7
Other assets (including $12.6 of non-amortizable liquor licenses)	62.4

Total assets acquired	$1,779.5

Current liabilities	98.8
Other liabilities	415.4

Total liabilities assumed	$514.2

Net assets acquired	$1,265.3

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, which represents benefits expected as a result of the acquisition, including sales growth opportunities, driven primarily by increased advertising effectiveness, and cost synergies, driven primarily by supply chain and purchasing integration, and consolidation of corporate and restaurant support infrastructure. Included as part of the purchase price was $31.9 million and $8.6 million of fair value related to our stock options and restricted stock, respectively, issued to RARE employees in exchange for their outstanding RARE vested stock options and restricted stock. During fiscal 2008, $8.0 million of income tax benefits related to the exercise of converted stock-based compensation was charged against goodwill related to the portion of the value of the awards that was included in the purchase price.

As a result of the RARE acquisition, we accrued $4.7 million in employee termination benefits and $5.2 million in employee relocation benefits, both of which were included in the cost of the acquisition. The following is a reconciliation of accrued employee termination and employee relocation benefit costs from May 25, 2008 to August 24, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets:

(in millions)	Balance at May 25, 2008	Adjustments	Payments	Balance at August 24, 2008
Employee terminations	$1.4	$—	$(0.9)	$0.5
Employee relocations	2.4	—	(0.9)	1.5

Total	$3.8	$—	$(1.8)	$2.0

Note 3. Discontinued Operations

During the fourth quarter of fiscal 2007, we closed nine under-performing Bahama Breeze restaurants and announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants, as well as our intention to offer for sale the remaining 73 operating Smokey Bones restaurants. During the second quarter of fiscal 2008, we entered into a definitive agreement to sell the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc. (BII), an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for $82.0 million, net of selling costs of approximately $1.8 million and subsequently closed on the sale of all 73 restaurants.

Losses from discontinued operations, net of tax, on our accompanying consolidated statements of earnings are comprised of the following:

(in millions)	Quarter Ended
	August 24, 2008	August 26, 2007
Sales	$—	$52.9
Losses before income taxes	(0.5)	(1.2)
Income tax benefits	0.2	0.5

Losses from discontinued operations, net of tax	$(0.3)	$(0.7)

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of August 24, 2008 and May 25, 2008, we had $22.9 million and $25.3 million, respectively, of assets associated with the closed restaurants reported as discontinued operations, which are included in land, buildings and equipment, net on our accompanying balance sheets.

The following is a reconciliation of accrued exit and disposal costs from May 25, 2008 to August 24, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets and are expected to be paid in fiscal 2009:

(in millions)	Balance at May 25, 2008	Payments	Adjustments	Balance at August 24, 2008
Lease termination costs	$3.3	$(0.6)	$0.5	$3.2

Note 4. Consolidated Statements of Cash Flows

During the quarter ended August 24, 2008, we paid $13.4 million for interest (net of amounts capitalized) and $5.7 million for income taxes. Interest income of $0.1 million associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter ended August 24, 2008. During the quarter ended August 26, 2007, we paid $12.9 million for interest (net of amounts capitalized) and $28.8 million for income taxes. Interest income of $0.1 million associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter ended August 26, 2007.

Note 5. Stock-Based Compensation

We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant and cash settled stock units which are classified as liabilities and are marked to market as of the end of each fiscal period.

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of August 24, 2008 and August 26, 2007, were as follows:

	Stock Options Granted During the Three Months Ended
	August 24, 2008	August 26, 2007
Weighted-average fair value	$10.63	$14.84
Risk-free interest rate	3.46%	4.63%
Expected volatility of stock	34.4%	32.6%
Dividend yield	2.10%	1.59%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the three months ended August 24, 2008:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.7	1.4	1.1	0.5

Awards granted	2.0	0.1	0.4	0.3
Awards exercised	(0.4)	(0.4)	(0.2)	(0.1)
Awards cancelled	—	—	—	—

Outstanding end of period	18.3	1.1	1.3	0.7

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarters ended August 24, 2008 and August 26, 2007, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended
	August 24, 2008	August 26, 2007
Stock Options	$4.5	$3.2
Restricted Stock/Restricted Stock Units	3.2	1.1
Darden Stock Units	2.6	1.4
Performance Stock Units	0.3	2.3
Employee Stock Purchase Plan/Other	0.4	0.4

	$11.0	$8.4

Note 6. Income Taxes

The effective income tax rate for the quarter ended August 24, 2008 was 28.0 percent compared to an effective income tax rate of 29.8 percent for the quarter ended August 26, 2007. The decrease in the effective tax rate in fiscal 2009 is primarily attributable to an increase in the impact of federal tax credits and other deductions that we expect to receive in fiscal 2009, partially offset by the comparatively favorable resolution of accrued tax matters during the quarter ended August 26, 2007.

During the quarter ended August 24, 2008, we reduced our balance of unrecognized tax benefits by $14.9 million as the related issues were effectively settled. None of these reductions impacted our effective tax rate. Included in our remaining balance of unrecognized tax benefits is $5.5 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 7. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 24, 2008, we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness as well as general corporate purposes. The Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the Revolving Credit Agreement by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 24, 2008, $175.0 million was outstanding under the Revolving Credit Agreement. In addition, $62.3 million of commercial paper was outstanding as of August 24, 2008, which is backed by this facility.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 24, 2008, no adjustments to the interest rates had been made.

Note 8. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 7.0 million and 2.3 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 24, 2008 and August 26, 2007, respectively, because the effect would have been anti-dilutive.

Note 9. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 2.1 million shares of our common stock for $68.4 million during the quarter ended August 24, 2008, resulting in a cumulative repurchase of 149.1 million shares as of August 24, 2008.

Note 10. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	August 24, 2008	August 26, 2007	August 24, 2008	August 26, 2007
Service cost	$1.5	$1.5	$0.2	$0.1
Interest cost	2.5	2.4	0.4	0.3
Expected return on plan assets	(4.1)	(3.7)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	0.1	1.1	0.1	0.1

Net periodic benefit cost	$—	$1.3	$0.7	$0.5

Note 11. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure on debt instruments, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010 and $75.0 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. Subsequent to August 24, 2008, we terminated $150.0 million of these interest rate swap agreements, which were associated with the $150.0 million senior notes due August 2010, for a gain of $1.4 million. The gain will be recorded as a component of the carrying value of our long-term debt and will be recognized as a reduction to interest expense over the remaining life of the underlying senior notes.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended August 24, 2008, we entered into additional treasury-lock derivative instruments with $50.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of $225.0 million of long-term debt to refinance our $150.0 million senior notes due August 2010 and our $75.0 million medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. As of August 24, 2008, we have treasury-lock derivative instruments with a total notional value of $150.0 million to hedge the risks noted above.

Note 12. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS No. 157 for such items and we do not currently anticipate that full adoption in fiscal 2010 will materially impact our results of operations or financial position.

On May 26, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at August 24, 2008:

Items Measured at Fair Value

(in millions)		Fair Value of assets (liabilities) at August 24, 2008	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Natural gas futures	(1)	(2.0)	(2.0)	—	—
Equity forwards	(2)	(1.2)	—	(1.2)	—
Butter swaps	(3)	0.2	—	0.2	—
Interest rate lock agreements	(4)	(0.1)	—	(0.1)	—
Interest rate swaps	(5)	0.7	—	0.7	—

Total		(2.4)	(2.0)	(0.4)	—

(1)	The fair value of the natural gas futures is based on the closing futures market prices of the contracts.
(2)	The fair value of the equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(3)	The fair value of the butter swaps is determined based on the closing market futures prices of the contracts, inclusive of the risk of nonperformance.
(4)	The fair value of the interest rate lock agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.
(5)	The fair value of the interest rate swaps is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

Note 13. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable pursuant to guarantees of subsidiary obligations under standby letters of credit. As of August 24, 2008 and May 25, 2008, we had $104.5 million and $64.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 24, 2008 and May 25, 2008, we also had $18.8 million and $10.0 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At August 24, 2008 and May 25, 2008, we had $7.0 million and $5.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at August 24, 2008 and May 25, 2008, amounted to $5.7 million and $4.2 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2009 through fiscal 2021.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believed that our policies and practices were lawful and that we had strong defenses to both cases, following mediation with the plaintiffs, we reached a tentative resolution of the matters during the third quarter of fiscal 2008. As a result, we accrued approximately $4.0 million in legal settlement costs during fiscal 2008, which we expect to be paid in fiscal 2009. No additional reserves have been taken in connection with this settlement.

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful and we had strong defenses, following mediation with the plaintiffs during the fourth quarter of fiscal 2008, we reached a preliminary settlement of this matter under which we would pay $0.7 million. We expect to pay the settlement amount during fiscal 2009 at the completion of the settlement process.

In August 2008, an action was filed in California state court by a former Red Lobster server related to employment practices at Red Lobster similar to those in the Olive Garden matter described above. The complaint seeks to have the suit certified as a class action. We believe that our policies and practices were lawful, and we intend to vigorously defend our position in this action.

In July 2008, an action was filed in California state court by a group of former Red Lobster managers alleging that the salaried general managers of the restaurants were not paid minimum wage for all hours worked because they were not paid for time spent attending various seminars and conferences. In addition, the managers claim that they were not provided with rest and meal breaks pursuant to California law. The complaint seeks to have the suit certified as a class action. We believe that our policies and practices were lawful, and we intend to vigorously defend our position in this action.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 18, 2008, the Equal Employment Opportunity Commission filed suit in the United States District Court for the Northern District of Ohio alleging that African-American employees of the Bahama Breeze restaurant in Beachwood, Ohio were subjected to discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991. The complaint seeks to enjoin the alleged discriminatory practices and seeks compensatory damages for the employees. We believe that our practices were lawful, and we intend to vigorously defend our position in this action.

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against Darden and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of Darden’s common stock between June 19, 2007 and December 18, 2007 (the Class). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about Darden’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. We intend to vigorously defend our position in this action.

By letter dated May 9, 2008, a putative shareholder demanded that our Board of Directors take action to remedy alleged breaches of fiduciary duty to Darden by certain officers and directors. The letter contains similar allegations to those in the purported class action described above regarding the alleged issuance of false and misleading statements and omissions regarding Darden’s financial results and sales growth. The Board has formed a special litigation committee to evaluate the claims in the letter. On September 10, 2008, this same putative shareholder on behalf of nominal defendant Darden filed a shareholder derivative civil action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against Darden, our Board of Directors, and several of our senior executives, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The allegations in the complaint arise out of the same facts alleged in the purported class action complaint referenced above. In particular, the complaint alleges that during the period June 19, 2007 and December 18, 2007, certain of the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information about Darden’s prospects and earnings guidance for fiscal 2008, and that certain defendants benefited from these false and misleading statements in selling Darden stock at an inflated price. The complaint seeks to recover in favor of Darden, damages sustained by Darden as a result of the defendants’ alleged breaches of fiduciary duty, and the imposition of a constructive trust in favor of Darden for the amount of proceeds realized by certain defendants from the sale of Darden stock. Fees and costs, as well as equitable relief, are also sought. We intend to vigorously defend our position in this action.

Note 14. Application of New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in the first quarter of fiscal 2009. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will be effective for our third quarter of fiscal 2009; however, early adoption is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

Note 15. Subsequent Event

On September 12, 2008, the Board of Directors declared a cash dividend of twenty cents per share to be paid November 3, 2008 to all shareholders of record as of the close of business on October 10, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 24, 2008 and August 26, 2007.

	Quarter Ended
	August 24, 2008	August 26, 2007
Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.8	28.9
Restaurant labor	31.5	32.1
Restaurant expenses	16.2	14.8

Total cost of sales, excluding restaurant depreciation and amortization of 3.6% and 3.2%, respectively	78.5%	75.8%
Selling, general and administrative	9.6	9.7
Depreciation and amortization	3.9	3.5
Interest, net	1.6	0.7

Total costs and expenses	93.6%	89.7%

Earnings before income taxes	6.4	10.3
Income taxes	(1.8)	(3.1)

Earnings from continuing operations	4.6	7.2
Losses from discontinued operations	—	—

Net earnings	4.6%	7.2%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.77 billion for the first quarter of fiscal 2009 compared to $1.47 billion for the first quarter of fiscal 2008. The 20.9 percent increase in sales for the first quarter of fiscal 2009 was driven primarily by the acquisition of RARE Hospitality International, Inc. (RARE), increased U.S. same-restaurant sales at Olive Garden and a net increase of 41 Olive Garden restaurants since the first quarter of fiscal 2008. For the first quarter of fiscal 2009, our net earnings from continuing operations were $82.4 million compared to $106.6 million for the first quarter of fiscal 2008, a 22.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.58 for the first quarter of fiscal 2009 compared to $0.73 for the first quarter of fiscal 2008, a 20.5 percent decrease. The decrease in net earnings from continuing operations and diluted net earnings per share from continuing operations for the quarter ended August 24, 2008 compared to the same quarter in the prior year was primarily due to an approximately one percent decline of blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse, integration costs and purchase accounting adjustments related to the RARE acquisition of approximately $7.1 million and increased food and beverage costs, wage rates and interest costs, which were only partially offset by the operating profit contributions of LongHorn Steakhouse and The Capital Grille.

During the second quarter of fiscal 2008, we completed the acquisition of RARE for approximately $1.27 billion in total purchase price. RARE owns two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of acquisition. The acquisition was completed on October 1, 2007 and the acquired operations are included in our consolidated financial statements from the date of acquisition.

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters ended August 24, 2008 and August 26, 2007, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax” on our accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.77 billion and $1.47 billion for the quarters ended August 24, 2008 and August 26, 2007, respectively. The 20.9 percent increase in sales for the first quarter of fiscal 2009 was primarily due to sales resulting from the acquisition of RARE, increased U.S. same-restaurant sales at Olive Garden and a net increase of 41 net new Olive Garden restaurants since the first quarter of fiscal 2008. Olive Garden’s sales of $810.5 million were 8.1 percent above last year’s first quarter, driven primarily by a 2.4 percent increase in U.S. same-restaurant sales and its 41 net new restaurants in operation since the first quarter of last year. Olive Garden achieved its 56th consecutive quarter of U.S. same-restaurant sales growth as a result of a 2.1 percent increase in average check and a 0.3 percent increase in same-restaurant guest counts. Red Lobster’s sales of $645.8 million were 3.5 percent below last year’s first quarter, which resulted primarily from a 3.7 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted from a 5.6 percent decrease in same-restaurant guest counts, which was partially offset by a 1.9 percent increase in average check. LongHorn Steakhouse’s sales of $215.6 million for the first quarter of fiscal 2009 were 4.2 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by sales from 25 net new restaurants, partially offset by a decrease in same-restaurant sales of 4.9 percent. The Capital Grille’s sales of $54.4 million for the first quarter of fiscal 2009 were 6.7 percent above the comparable prior year period (which were included in RARE’s separately reported results of operations), driven by the addition of five new restaurants, partially offset by a same-restaurant sales decrease of 8.6 percent. Bahama Breeze sales of $35.8 million were 3.7 percent below last year’s first quarter, driven by a 3.7 percent decrease in same-restaurant sales.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Total costs and expenses were $1.66 billion and $1.32 billion for the quarters ended August 24, 2008 and August 26, 2007, respectively. As a percent of sales, total costs and expenses increased to 93.6 percent in the first quarter of fiscal 2009 as compared to 89.7 percent in the first quarter of fiscal 2008.

Food and beverage costs were $546.8 million during the first quarter of fiscal 2009, an increase of $123.0 million, or 29.0 percent, from food and beverage costs of $423.8 million during the first quarter of fiscal 2008. Food and beverage costs, as a percent of sales, increased primarily as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. As a percent of sales, food and beverage costs also increased in the first quarter of fiscal 2009 as a result of an increase in food costs, such as proteins, dairy, non-perishables and produce, and menu mix changes related to the timing of Olive Garden and Red Lobster promotions, partially offset by pricing increases. Restaurant labor costs were $558.3 million during the first quarter of fiscal 2009, an increase of $86.7 million, or 18.4 percent, from restaurant labor costs of $471.6 million during the first quarter of fiscal 2008. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average and pricing increases, which were partially offset by an increase in wage rates. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $288.0 million during the first quarter of fiscal 2009, an increase of $71.1 million, or 32.8 percent, from restaurant expenses of $216.9 million during the first quarter of fiscal 2008. As a percent of sales, restaurant expenses increased in the first quarter of fiscal 2009 primarily as a result of higher utility expenses, RARE’s higher restaurant expenses as a percentage of sales compared to our consolidated average, higher workers compensation and public liability expenses as compared with the prior year and integration costs and purchase accounting adjustments related to the RARE acquisition.

Selling, general and administrative expenses were $170.5 million during the first quarter of fiscal 2009, an increase of $27.5 million, or 19.2 percent, from selling, general and administrative expenses of $143.0 million during the first quarter of fiscal 2008. As a percent of sales, selling, general and administrative expenses decreased in the first quarter of fiscal 2009 primarily as a result of the reduction of performance based incentive compensation, partially offset by increased marketing expenses and integration costs and purchase accounting adjustments related to the RARE acquisition.

Depreciation and amortization expense was $68.8 million during the first quarter of fiscal 2009, an increase of $18.2 million, or 36.0 percent, from depreciation and amortization expense of $50.6 million during the first quarter of fiscal 2008. As a percent of sales, depreciation and amortization expense increased between the first quarter of fiscal 2009 and the first quarter of fiscal 2008 as a result of new restaurant activity, including the acquisition of RARE.

Net interest expense was $27.4 million during the first quarter of fiscal 2009, an increase of $17.7 million, or 182.5 percent, from net interest expense of $9.7 million during the first quarter of fiscal 2008. As a percent of sales, net interest expense increased between the first quarter of fiscal 2009 and the first quarter of fiscal 2008 due to an increase in average debt balances as a result of the RARE acquisition.

INCOME TAXES

The effective income tax rate for the quarter ended August 24, 2008 was 28.0 percent compared to an effective income tax rate of 29.8 percent for the quarter ended August 26, 2007. The decrease in the effective tax rate in fiscal 2009 is primarily attributable to an increase in the impact of federal tax credits and other deductions that we expect to receive in fiscal 2009, partially offset by the comparatively favorable resolution of accrued tax matters during the quarter ended August 26, 2007.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the first quarter of fiscal 2009, our net earnings from continuing operations were $82.4 million compared to $106.6 million in the first quarter of fiscal 2008, a 22.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.58 compared to $0.73 in the first quarter of fiscal 2008, a 20.5 percent decrease. At Olive Garden, increased sales and lower restaurant labor costs as a percent of sales only partially offset increased food and beverage costs, restaurant expenses, selling general and administrative expense and depreciation expenses as a percent of sales. As a result, operating profit decreased for Olive Garden in the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008. At Red Lobster, decreased sales and increased restaurant labor costs, restaurant expenses and depreciation expenses more than offset decreased food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit decreased for Red Lobster in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 was primarily due to a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, restaurant expenses, depreciation expenses and interest expense as a percent of sales, which were only partially offset by an increase in sales from new restaurants, lower restaurant labor costs as a percent of sales and the operating profit contributions of LongHorn Steakhouse and The Capital Grille.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2009, compared with the number open at the end of fiscal 2008 and the end of the first quarter of fiscal 2008.

	August 24, 2008	May 25, 2008	August 26, 2007
Red Lobster – USA	650	651	651
Red Lobster – Canada	29	29	29

Total	679	680	680

Olive Garden – USA	656	647	615
Olive Garden – Canada	6	6	6

Total	662	653	621

LongHorn Steakhouse(1)	308	305	—
The Capital Grille(1)	33	32	—
Bahama Breeze	23	23	23
Seasons 52	7	7	7
Other(1)	2	2	—

Total	1,714	1,702	1,331

(1)

We acquired 288 LongHorn Steakhouse’s, 29 The Capital Grille’s and two specialty restaurants (Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern) in the acquisition of RARE during the second quarter of fiscal 2008.

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

Our commercial paper program serves as our primary source of short-term financing. To support our commercial paper program, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 24, 2008, we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement matures on September 20, 2012, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness as well as general corporate purposes. The Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the Revolving Credit Lenders. The Company may elect to increase the commitments under the Revolving Credit Agreement by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 24, 2008, $175.0 million was outstanding under the Revolving Credit Agreement. In addition, $62.3 million of commercial paper was outstanding as of August 24, 2008, which is backed by this facility.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 24, 2008, no adjustments to the interest rates had been made.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150 million senior notes due August 2010 and $75 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. Subsequent to August 24, 2008, we terminated $150.0 million of these interest rate swap agreements, which were associated with the $150.0 million senior notes due August 2010, for a gain of $1.4 million. The gain will be recorded as a component of the carrying value of our long-term debt and will be recognized as a reduction to interest expense over the remaining life of the underlying senior notes.

During the quarter ended August 24, 2008, we entered into additional treasury-lock derivative instruments with $50.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of $225.0 million of long-term debt to refinance our $150.0 million senior notes due August 2010 and our $75.0 million medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. As of August 24, 2008, we have treasury-lock derivative instruments with a total notional value of $150.0 million to hedge the risks noted above.

At August 24, 2008, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $13.7 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

A summary of our contractual obligations and commercial commitments at August 24, 2008 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$237.3	$237.3	$—	$—	$—
Long-term debt (1)	2,952.6	105.4	427.5	514.6	1,905.1
Operating leases	717.2	117.7	203.9	148.9	246.7
Purchase obligations (2)	691.2	648.6	42.4	0.2	—
Capital lease obligations (3)	113.6	4.9	10.1	10.5	88.1
Benefit obligations (4)	333.2	10.0	68.8	57.7	196.7
Unrecognized income tax benefits (5)	73.4	6.5	61.4	5.5	—

Total contractual obligations	$5,118.5	$1,130.4	$814.1	$737.4	$2,436.6

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$123.3	$123.3	$—	$—	$—
Guarantees (7)	7.0	1.5	2.1	1.3	2.1

Total commercial commitments	$130.3	$124.8	$2.1	$1.3	$2.1

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 6 percent. Excludes issuance discount of $6.1 million.
(2)	Includes commitments for food and beverage items and supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $52.9 million over the life of the obligations.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2018.
(5)	Includes interest on unrecognized income tax benefits of $9.6 million.
(6)	Includes letters of credit for $104.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $2.6 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $16.2 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarters ended August 24, 2008 and August 26, 2007, we repurchased 2.1 million and 0.2 million shares of our common stock, respectively. As of August 24, 2008, we have repurchased a total of 149.1 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations of $161.4 million in the first quarter of fiscal 2009 were consistent with cash flows from continuing operations of $161.1 million in the first quarter of fiscal 2008, primarily as a result of the offsetting impact of the timing of purchases of inventories and restaurant level services and payments made for income taxes.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants, our new Restaurant Support Center, replacing equipment and technology initiatives. Capital expenditures were $135.4 million in the first quarter of fiscal 2009 compared to $86.7 million in the first quarter of fiscal 2008. The increased expenditures in the first quarter of fiscal 2009 resulted primarily from increased spending associated with new restaurants, our new Restaurant Support Center and the replacement of restaurant assets.

Net cash flows used in financing activities included $27.9 million in dividends paid in the first quarter of fiscal 2009, compared to $25.4 million in dividends for the same period in fiscal 2008. On June 20, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.20 per share, which indicates an annual dividend of $0.80 per share in fiscal 2009. In fiscal 2008, we paid quarterly dividends of eighteen cents per share. Purchases of treasury stock were $68.4 million during the first quarter of fiscal 2009, an increase from purchases of $7.6 million during the first quarter of fiscal 2008. Cash flows used in financing activities for the first quarter of fiscal 2009 were less than the cash flows used in financing activities for the first quarter of fiscal 2008 due primarily to $58.9 million of proceeds received from the issuance of short-term debt in the first quarter of fiscal 2009 compared to the repayment of $31.9 million of short-term debt in the first quarter of fiscal 2008, which was only partially offset by the increase in treasury stock purchases during the first quarter of fiscal 2009 versus the first quarter of fiscal 2008.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2009.

FINANCIAL CONDITION

Our current assets totaled $497.3 million at August 24, 2008, compared to $467.9 million at May 25, 2008. This increase was primarily due to an increase in inventories which were $275.8 million at August 24, 2008 compared to $216.7 million at May 25, 2008, principally due to the addition of RARE and seasonality, which was partially offset by the decrease in receivables, net which were $37.5 million at August 24, 2008 compared to $69.5 million at May 25, 2008. Land, buildings and equipment, net totaled $3.14 billion at August 24, 2008, compared to $3.07 billion at May 25, 2008.

Our current liabilities totaled $1.21 billion at August 24, 2008, compared to $1.14 billion at May 25, 2008. Accounts payable and short-term debt totaled $290.5 million and $237.3 million, respectively, at August 24, 2008, compared to $245.1 million and $178.4 million, respectively, at May 25, 2008, principally due to the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first quarter of fiscal 2009 and the use of short-term borrowings to manage to desired debt leverage targets. Accrued payroll of $107.8 million at August 24, 2008 decreased from $129.3 million at May 25, 2008, principally due to payouts of fiscal 2008 accrued bonuses during the first quarter of fiscal 2009. Unearned revenues of $130.5 million at August 24, 2008 decreased from $160.5 million at May 25, 2008 principally due to seasonal fluctuations in sales and redemptions of our gift cards.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Land, Buildings and Equipment

Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from seven to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings, are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from two to 20 years, also using the straight-line method.

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

The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, desirability of the restaurant sites and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize a material impairment charge.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $974.4 million of our $4.82 billion in total assets as of August 24, 2008, comprised of $519.7 million and $454.7 million of goodwill and trademarks, respectively. We have identified LongHorn Steakhouse® and The Capital Grille® trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets and the regulatory and economic environment within which they are being used. We review our goodwill and trademarks annually, as of the first day of our fourth fiscal quarter, for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the fair value of the LongHorn Steakhouse and The Capital Grille concepts with their carrying amounts. If the fair value of the concepts exceeds the carrying amount of the concepts, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount of these concepts were to exceed their fair value, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if these concepts were being acquired in a business combination. Specifically, we would allocate the fair value of each of these concepts to all of the assets and liabilities of each concept, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

When required, we test trademarks for impairment by comparing the trademarks’ respective carrying values to estimates of fair value, determined based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. Our trademarks are tested separately as a single unit of accounting as prescribed by Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.

The accounting estimates related to our goodwill and other indefinite lived intangible assets require us to make significant assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our concepts. Changes in these judgments may have a significant effect on the estimated fair values.

Insurance Accruals

Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers’ compensation, employee medical and general liability programs. However, we carry insurance for individual workers’ compensation and general liability claims that generally exceed $0.50 million and $0.25 million, respectively. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.

Our accounting policies regarding these insurance programs include our judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns and claim reserve, management and settlement practices. Unanticipated changes in these factors may produce materially different amounts of reported expense under these programs.

Stock-Based Compensation

Beginning in fiscal 2007, we account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). From year to year, our determination of these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in our consolidated statements of earnings during each period.

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

Effective May 28, 2007 we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and most states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

APPLICATION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS No. 157 for such items and we do not currently anticipate that full adoption in fiscal 2010 will materially impact our results of operations or financial position. As disclosed in Note 12 – Fair Value Measurement, we have adopted the provisions of SFAS No. 157 for financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which required that we adopt these provisions in the first quarter of fiscal 2009. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will be effective for our third quarter of fiscal 2009; however, early adoption is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate,” and “project” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2008:

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

•	The price and availability of food, ingredients and utilities, including the general risk of inflation;

•	The impact of shortages or interruptions in the delivery of food and other supplies;

•

Labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	A material information technology interruption or security failure;

•	Increased advertising and marketing costs;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	Litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;

•	Unfavorable publicity relating to food safety or other concerns;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;

•

Factors impacting our growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our ability to develop or acquire new concepts and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits and the availability and cost of funds to finance growth;

•

Our plans to expand newer concepts like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful and could require us to make substantial further investments in these concepts;

•

Our ability to combine and integrate the business of RARE into our operations in a successful and timely manner and to achieve synergies following the completion of the acquisition, including the ultimate realization of goodwill;

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE;

•	A failure of our internal controls over financial reporting; and

•	The impact of disruptions in the financial markets.

Since it is not possible to foresee all such factors, risks and uncertainties, investors should not consider these factors to be a complete list of all risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange, equity forwards and commodity instruments for other than trading purposes.

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 24, 2008, our potential losses in future net earnings resulting from changes in foreign currency exchange rate instruments, commodity instruments, equity forwards and floating rate debt interest rate exposures were approximately $13.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $158.2 million. The fair value of our long-term fixed rate debt during the first quarter of fiscal 2009 averaged $1.58 billion, with a high of $1.60 billion and a low of $1.56 million.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150 million senior notes due August 2010 and $75 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt. Subsequent to August 24, 2008, we terminated $150.0 million of these interest rate swap agreements, which were associated with the $150.0 million senior notes due August 2010, for a gain of $1.4 million, which will be recorded as a reduction to interest expense over the remaining life of the related underlying senior notes.

During the quarter ended August 24, 2008, we entered into additional treasury-lock derivative instruments with $50.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of $225.0 million of long-term debt to refinance our $150.0 million senior notes due August 2010 and our $75.0 million medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. As of August 24, 2008, we have treasury-lock derivative instruments with a total notional value of $150.0 million to hedge the risks noted above.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 24, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 24, 2008.

During the fiscal quarter ended August 24, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. The case was ordered to arbitration. As a procedural matter, the arbitrator ruled that class-wide arbitration is permissible under our dispute resolution program. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believed that our policies and practices were lawful and that we had strong defenses to both cases, following mediation with the plaintiffs, we reached a tentative resolution of the matters during the third quarter of fiscal 2008. As a result, we accrued approximately $4.0 million in legal settlement costs during fiscal 2008, which we expect to be paid in fiscal 2009. No additional reserves have been taken in connection with this settlement.

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful and we had strong defenses, following mediation with the plaintiffs during the fourth quarter of fiscal 2008, we reached a preliminary settlement of this matter under which we would pay $0.7 million. We expect to pay the settlement amount during fiscal 2009 at the completion of the settlement process.

In August 2008, an action was filed in California state court by a former Red Lobster server related to employment practices at Red Lobster similar to those in the Olive Garden matter described above. The complaint seeks to have the suit certified as a class action. We believe that our policies and practices were lawful, and we intend to vigorously defend our position in this action.

In July 2008, an action was filed in California state court by a group of former Red Lobster managers alleging that the salaried general managers of the restaurants were not paid minimum wage for all hours worked because they were not paid for time spent attending various seminars and conferences. In addition, the managers claim that they were not provided with rest and meal breaks pursuant to California law. The complaint seeks to have the suit certified as a class action. We believe that our policies and practices were lawful, and we intend to vigorously defend our position in this action.

On September 18, 2008, the Equal Employment Opportunity Commission filed suit in the United States District Court for the Northern District of Ohio alleging that African-American employees of the Bahama Breeze restaurant in Beachwood, Ohio were subjected to discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991. The complaint seeks to enjoin the alleged discriminatory practices and seeks compensatory damages for the employees. We believe that our practices were lawful, and we intend to vigorously defend our position in this action.

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against Darden and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of Darden’s common stock between June 19, 2007 and December 18, 2007 (the Class). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about Darden’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. We intend to vigorously defend our position in this action.

By letter dated May 9, 2008, a putative shareholder demanded that our Board of Directors take action to remedy alleged breaches of fiduciary duty to Darden by certain officers and directors. The letter contains similar allegations to those in the purported class action described above regarding the alleged issuance of false and misleading statements and omissions regarding Darden’s financial results and sales growth. The Board has formed a special litigation committee to evaluate the claims in the letter. On September 10, 2008, this same putative shareholder on behalf of nominal defendant Darden filed a shareholder derivative civil action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against Darden, our Board of Directors, and several of our senior executives, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The allegations in the complaint arise out of the same facts alleged in the purported class action complaint referenced above. In particular, the complaint alleges that during the period June 19, 2007 and December 18, 2007, certain of the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information about Darden’s prospects and earnings guidance for fiscal 2008, and that certain defendants benefited from these false and misleading statements in selling Darden stock at an inflated price. The complaint seeks to recover in favor of Darden, damages sustained by Darden as a result of the defendants’ alleged breaches of fiduciary duty, and the imposition of a constructive trust in favor of Darden for the amount of proceeds realized by certain defendants from the sale of Darden stock. Fees and costs, as well as equitable relief, are also sought. We intend to vigorously defend our position in this action.

Item 1A.	Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended May 25, 2008. The risks identified in the Annual Report on Form 10-K for the year ended May 25, 2008 have not changed in any material respect, except that an additional risk factor is added at the end of the list of risk factors under Item 1A to read in its entirety as follows:

“Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.

As noted in other risks identified above, our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. The subprime mortgage crisis and disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. The disruptions in the financial markets may also have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.”

The above risks and other risks described in this report and our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the risks identified are not intended to be a complete discussion of all potential risks or uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 24, 2008. Since commencing repurchases in December 1995, we have repurchased a total of 149.1 million shares through August 24, 2008 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 26, 2008 through June 29, 2008	191,335	$32.15	191,335	15,229,199
June 30, 2008 through July 27, 2008	1,328,116	$31.50	1,328,116	13,901,083
July 28, 2008 through August 24, 2008	593,481	$34.41	593,481	13,307,602
Total	2,112,932	$32.38	2,112,932	13,307,602

(1)	All of the shares purchased during the quarter ended August 24, 2008 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 5.	Other Information

At our Annual Meeting of Shareholders held on September 12, 2008, our shareholders took the following actions:

1. Elected 11 directors: Leonard L. Berry; Odie C. Donald; David H. Hughes; Charles A. Ledsinger, Jr.; William M. Lewis, Jr.; Senator Connie Mack, III; Andrew H. Madsen; Clarence Otis, Jr.; Michael D. Rose; Maria A. Sastre; and Jack A. Smith.

2. Approved the amended Darden Restaurants, Inc. 2002 Stock Incentive Plan.

3. Ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2009.

Item 6.	Exhibits

* Exhibit 10	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed September 16, 2008).

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: September 24, 2008	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: September 24, 2008	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
* 10	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed September 16, 2008).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.