Form 10-Q
period 2008-11-23
DARDEN RESTAURANTS INC
filed 2009-01-02
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 23, 2008

or

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Number of shares of common stock outstanding as of December 10, 2008: 136,987,851 (excluding 143,370,323 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Sales	$1,668.9	$1,522.0	$3,443.1	$2,989.5
Costs and expenses:
Cost of sales:
Food and beverage	516.4	459.1	1,063.2	882.9
Restaurant labor	548.0	505.4	1,106.3	977.0
Restaurant expenses	276.9	245.0	565.0	461.9

Total cost of sales, excluding restaurant depreciation and amortization of $66.6, $56.1, $131.0 and $103.6, respectively	$1,341.3	$1,209.5	$2,734.5	$2,321.8
Selling, general and administrative	146.7	170.4	317.2	313.4
Depreciation and amortization	70.6	60.3	139.3	110.9
Interest, net	27.8	22.6	55.2	32.3

Total costs and expenses	$1,586.4	$1,462.8	$3,246.2	$2,778.4

Earnings before income taxes	82.5	59.2	196.9	211.1
Income taxes	(24.0)	(15.1)	(56.0)	(60.4)

Earnings from continuing operations	$58.5	$44.1	$140.9	$150.7
Earnings (losses) from discontinued operations, net of tax expense (benefit) of $0.7, ($0.7), $0.5 and ($1.2), respectively	1.2	(0.6)	0.8	(1.3)

Net earnings	$59.7	$43.5	$141.7	$149.4

Basic net earnings per share:
Earnings from continuing operations	$0.43	$0.31	$1.02	$1.07
Earnings (losses) from discontinued operations	0.01	0.00	0.01	(0.01)

Net earnings	$0.44	$0.31	$1.03	$1.06

Diluted net earnings per share:
Earnings from continuing operations	$0.42	$0.30	$1.00	$1.03
Earnings (losses) from discontinued operations	0.01	0.00	0.00	(0.01)

Net earnings	$0.43	$0.30	$1.00	$1.02

Average number of common shares outstanding:
Basic	137.0	142.0	138.0	141.4
Diluted	139.4	146.9	141.1	146.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	November 23, 2008	May 25, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51.3	$43.2
Receivables, net	39.1	69.5
Inventories	324.1	216.7
Prepaid expenses and other current assets	56.1	46.7
Deferred income taxes	94.0	91.8

Total current assets	$564.6	$467.9
Land, buildings and equipment, net	3,216.0	3,066.0
Goodwill	519.7	519.9
Trademarks	454.7	455.0
Other assets	211.4	221.8

Total assets	$4,966.4	$4,730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.5	$245.1
Short-term debt	462.2	178.4
Accrued payroll	109.4	129.3
Accrued income taxes	—	2.4
Other accrued taxes	55.3	55.4
Unearned revenues	128.0	160.5
Other current liabilities	333.3	365.1

Total current liabilities	$1,379.7	$1,136.2
Long-term debt, less current portion	1,633.4	1,634.3
Deferred income taxes	214.1	197.6
Deferred rent	146.3	139.0
Obligations under capital leases, net of current installments	59.4	59.9
Other liabilities	146.4	154.5

Total liabilities	$3,579.3	$3,321.5

Stockholders’ equity:
Common stock and surplus	$2,103.5	$2,074.9
Retained earnings	2,182.3	2,096.0
Treasury stock	(2,848.9)	(2,724.0)
Accumulated other comprehensive income (loss)	(35.7)	(20.7)
Unearned compensation	(14.0)	(17.0)
Officer notes receivable	(0.1)	(0.1)

Total stockholders’ equity	$1,387.1	$1,409.1

Total liabilities and stockholders’ equity	$4,966.4	$4,730.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the six months ended November 23, 2008 and November 25, 2007

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	141.7	—	—	—	—	141.7
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(6.2)	—	—	(6.2)
Change in fair value of derivatives, net of tax of $(3.5)	—	—	—	(10.3)	—	—	(10.3)
Amortization of unrecognized net actuarial loss, net of tax of $0.9	—	—	—	1.5	—	—	1.5

Total comprehensive income							126.7
Cash dividends declared	—	(55.4)	—	—	—	—	(55.4)
Stock option exercises (0.4 shares)	7.0	—	0.8	—	—	—	7.8
Stock-based compensation	15.7	—	—	—	—	—	15.7
ESOP note receivable repayments	—	—	—	—	3.0	—	3.0
Income tax benefits credited to equity	3.2	—	—	—	—	—	3.2
Purchases of common stock for treasury (4.4 shares)	—	—	(126.7)	—	—	—	(126.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	2.7	—	1.0	—	—	—	3.7

Balance at November 23, 2008	$2,103.5	$2,182.3	$(2,848.9)	$(35.7)	$(14.0)	$(0.1)	$1,387.1

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	149.4	—	—	—	—	149.4
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	3.6	—	—	3.6
Change in fair value of derivatives, net of tax of $1.7	—	—	—	0.7	—	—	0.7
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	2.4	—	—	2.4

Total comprehensive income							156.1
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(50.8)	—	—	—	—	(50.8)
Stock option exercises (2.4 shares)	40.6	—	5.7	—	—	—	46.3
Stock-based compensation expense	26.0	—	—	—	—	—	26.0
Stock-based awards included in cost of RARE acquisition	43.2	—	—	—	—	—	43.2
ESOP note receivable repayments	—	—	—	—	2.2	—	2.2
Income tax benefits credited to equity	25.0	—	—	—	—	—	25.0
Purchases of common stock for treasury (1.0 shares)	—	—	(44.4)	—	—	—	(44.4)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.4 shares)	3.7	—	0.6	—	—	—	4.3
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at November 25, 2007	$2,042.8	$1,918.3	$(2,614.6)	$(26.1)	$(18.4)	$(0.2)	$1,301.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Cash flows—operating activities
Net earnings	$59.7	$43.5	$141.7	$149.4
(Earnings) losses from discontinued operations, net of tax expense (benefit)	(1.2)	0.6	(0.8)	1.3
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	70.6	60.3	139.3	110.9
Asset impairment	0.4	—	1.1	—
Amortization of loan costs	0.8	0.2	1.9	0.6
Stock-based compensation expense	6.1	20.9	17.1	29.3
Change in current assets and liabilities	(115.4)	(62.4)	(126.6)	(40.9)
Contributions to postretirement plan	(0.3)	(0.3)	(0.5)	(0.5)
Loss (gain) on disposal of land, buildings and equipment	0.9	(1.9)	0.9	(1.1)
Change in cash surrender value of trust owned life insurance	20.0	0.9	23.8	2.6
Deferred income taxes	5.4	(2.6)	5.5	(23.9)
Change in deferred rent	3.7	3.4	7.6	4.8
Change in other liabilities	(1.3)	10.6	(1.0)	1.0
Other, net	(1.2)	1.6	(0.4)	2.4

Net cash provided by operating activities of continuing operations	$48.3	$74.8	$209.6	$235.9

Cash flows—investing activities
Purchases of land, buildings and equipment	(162.5)	(114.8)	(297.9)	(201.4)
Proceeds from disposal of land, buildings and equipment	2.4	0.4	3.0	0.6
Purchases of long-term investments	(25.1)	—	(25.1)	—
Cash used in business combination, net of cash acquired	—	(1,200.0)	—	(1,200.0)
(Increase) decrease in other assets	(1.5)	2.9	—	(2.7)

Net cash used in investing activities of continuing operations	$(186.7)	$(1,311.5)	$(320.0)	$(1,403.5)

Cash flows—financing activities
Proceeds from issuance of common stock	2.7	39.5	11.4	49.5
Dividends paid	(27.5)	(25.5)	(55.4)	(50.8)
Purchases of treasury stock	(58.4)	(36.8)	(126.7)	(44.4)
Income tax benefits credited to equity	0.3	19.3	3.2	25.0
Proceeds from issuance of Interim Credit Agreement	—	1,150.0	—	1,150.0
Repayment of Interim Credit Agreement	—	(1,150.0)	—	(1,150.0)
Proceeds from issuance of New Senior Notes	—	1,135.7	—	1,135.7
Repayment of acquired convertible notes	—	(125.0)	—	(125.0)
Proceeds from issuance of short-term debt	224.9	212.5	283.8	180.6
ESOP note receivable repayment	1.0	1.5	3.0	2.2
Principal payments on capital leases	(0.2)	—	(0.6)	—
Repayment of long-term debt	(1.0)	(1.5)	(3.0)	(2.2)

Net cash provided by financing activities of continuing operations	$141.8	$1,219.7	$115.7	$1,170.6

Cash flows – discontinued operations
Net cash used in operating activities of discontinued operations	(1.6)	(3.2)	(1.7)	(5.9)
Net cash provided by investing activities of discontinued operations	4.1	2.2	4.5	2.0

Net cash provided by (used in) discontinued operations	$2.5	$(1.0)	$2.8	$(3.9)

Increase (decrease) in cash and cash equivalents	5.8	(18.0)	8.1	(0.9)
Cash and cash equivalents - beginning of period	45.5	47.3	43.2	30.2

Cash and cash equivalents - end of period	$51.3	$29.3	$51.3	$29.3

Cash flows from changes in current assets and liabilities
Receivables, net	(1.6)	(17.7)	30.4	(3.1)
Inventories	(48.3)	(51.3)	(107.4)	(68.1)
Prepaid expenses and other current assets	(12.4)	1.7	(11.9)	1.1
Accounts payable	3.5	36.5	34.0	68.8
Accrued payroll	1.6	(2.6)	(20.1)	(15.6)
Accrued income taxes	1.2	35.3	11.5	(4.1)
Other accrued taxes	(5.0)	(4.7)	0.1	(3.7)
Unearned revenues	(2.6)	9.2	(26.6)	(7.3)
Other current liabilities	(51.8)	1.8	(36.6)	(8.9)

Change in current assets and liabilities	$(115.4)	$(62.4)	$(126.6)	$(40.9)

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 23, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.

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

During the second quarter of fiscal 2008, we completed the acquisition of RARE Hospitality International, Inc. (RARE) for $1.27 billion in total consideration. The results of operations, financial position and cash flows of RARE are included in our consolidated financial statements as of the date of acquisition and for all periods subsequent. See Note 2 – Acquisition of RARE for additional information.

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and six months ended November 23, 2008 and November 25, 2007, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings (losses) from discontinued operations, net of tax expense (benefit)” on the accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. See Note 3 – Discontinued Operations for additional information.

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Acquisition of RARE

On October 1, 2007, we completed the acquisition of all of the outstanding common stock of RARE for an aggregate purchase price of $1.27 billion. The acquired operations, which included 288 LongHorn Steakhouse restaurants, 29 The Capital Grille restaurants, one Hemenway’s Seafood Grille & Oyster Bar restaurant, and one The Old Grist Mill Tavern, as well as the rights associated with the four franchised LongHorn Steakhouse restaurants, are included in the results of operations of our consolidated financial statements from the date of acquisition and continue to operate under their trademarked names.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the RARE acquisition, we accrued $4.7 million in employee termination benefits and $5.2 million in employee relocation benefits, both of which were included in the cost of the acquisition. The following is a reconciliation of accrued employee termination and employee relocation benefit costs from May 25, 2008 to November 23, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets.

(in millions)	Balance at May 25, 2008	Adjustments	Payments	Balance at November 23, 2008
Employee terminations	$1.4	$—	$(0.8)	$0.6
Employee relocations	2.4	(0.3)	(1.1)	1.0

Total	$3.8	$(0.3)	$(1.9)	$1.6

Note 3. Goodwill and Indefinite-Lived Intangibles

We review our goodwill and other indefinite-lived intangible assets, primarily our trademarks, for impairment annually, as of the first day of our fourth fiscal quarter or more frequently if indicators of impairment exist. Goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant concepts.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

At the end of the second quarter of fiscal 2009, due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill and other indefinite-lived intangible assets.

At November 23, 2008, we had six reporting units; Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52. Two reporting units, LongHorn Steakhouse and The Capital Grille, have a significant amount of goodwill. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment charges of goodwill were required.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also performed sensitivity analyses on our estimated fair value using the income approach of LongHorn Steakhouse and The Capital Grille given the significance of goodwill related to these reporting units. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. We selected a weighted average cost of capital for LongHorn Steakhouse of 12.0 percent and The Capital Grille of 12.5 percent. We noted that an increase in the weighted average cost of capital of approximately 60 basis points on LongHorn Steakhouse would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 15 basis points on The Capital Grille would result in impairment of a portion of its goodwill.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded there was no impairment of the trademarks for LongHorn Steakhouse and The Capital Grille at November 23, 2008. A key assumption in our fair value estimate is the discount rate utilized in the relief-from-royalty method. We selected a discount rate for LongHorn Steakhouse of 13.0 percent and The Capital Grille of 13.5 percent. We noted that an increase in the discount rate of approximately 50 basis points on LongHorn Steakhouse would result in impairment of a portion of its trademark. We also noted that an increase in the discount rate of approximately 75 basis points on The Capital Grille would result in impairment of a portion of its trademark.

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of November 23, 2008, continued declines in the value of our stock price as well as values of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill or other indefinite-lived intangible assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement.

At November 23, 2008, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $430.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, our leverage ratio as determined on a quarterly basis generally is at its highest point as of the end of our second fiscal quarter. Accordingly, it is expected that an even greater impairment of goodwill would be required to cause our leverage ratio to exceed the permitted maximum as calculated as of the end of our third fiscal quarter.

Note 4. Discontinued Operations

During the fourth quarter of fiscal 2007, we closed nine under-performing Bahama Breeze restaurants and announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants, as well as our intention to offer the remaining 73 operating Smokey Bones restaurants for sale. During the second quarter of fiscal 2008, we entered into a definitive agreement to sell the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc., an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for $82.0 million, net of selling costs of approximately $1.8 million and subsequently closed on the sale of all 73 restaurants.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Losses from discontinued operations, net of tax, on the accompanying consolidated statements of earnings are comprised of the following:

	Quarter Ended		Six Months Ended
(in millions)	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Sales	$—	$47.4	$—	$100.3
Earnings (losses) before income taxes	1.9	(1.3)	1.3	(2.5)
Income tax (expense) benefits	(0.7)	0.7	(0.5)	1.2

Earnings (losses) from discontinued operations, net of tax	$1.2	$(0.6)	$0.8	$(1.3)

As of November 23, 2008 and May 25, 2008, we had $19.3 million and $25.3 million, respectively, of assets associated with the closed restaurants reported as discontinued operations, which are included in land, buildings and equipment, net on the accompanying consolidated balance sheets.

The following is a reconciliation of accrued exit and disposal costs from May 25, 2008 to November 23, 2008, which are included in other current liabilities on the accompanying consolidated balance sheets and are expected to be paid in fiscal 2009.

(in millions)	Balance at May 25, 2008	Payments	Adjustments	Balance at November 23, 2008
Lease termination costs	$3.3	$(1.2)	$1.0	$3.1

Note 5. Consolidated Statements of Cash Flows

During the quarter and six months ended November 23, 2008, we paid $40.2 million and $53.6 million, respectively, for interest (net of amounts capitalized) and $31.9 million and $37.6 million, respectively, for income taxes. Interest income of $0.1 million and $0.2 million, respectively, associated with our cash and cash equivalents and short-term investments was recognized in earnings as a component of interest, net, during the quarter and six months ended November 23, 2008. During the quarter and six months ended November 25, 2007, we paid $4.7 million and $17.6 million, respectively, for interest (net of amounts capitalized) and $29.7 million and $58.5 million, respectively, for income taxes. Interest income of $0.3 million and $0.4 million, respectively, associated with our cash and cash equivalents was recognized in earnings as a component of interest, net, during the quarter and six months ended November 25, 2007.

Note 6. Stock-Based Compensation

We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant and cash-settled stock units which are classified as liabilities and are marked to market as of the end of each fiscal period.

	Stock Options Granted During the Six Months Ended
	November 23, 2008	November 25, 2007
Weighted-average fair value	$10.65	$14.84
Risk-free interest rate	3.46%	4.63%
Expected volatility of stock	34.4%	32.6%
Dividend yield	2.10%	1.59%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the six months ended November 23, 2008:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.7	1.4	1.1	0.5

Awards granted	2.1	0.1	0.7	—
Awards exercised	(0.4)	(0.4)	(0.2)	(0.1)
Awards cancelled	(0.3)	—	—	—

Outstanding end of period	18.1	1.1	1.6	0.4

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarters and six months ended November 23, 2008 and November 25, 2007, we recognized expense from stock-based compensation as follows:

	Quarter Ended		Six Months Ended
(in millions)	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Stock Options	$4.9	$12.1	$9.3	$15.3
Restricted Stock/Restricted Stock Units	1.7	4.6	5.5	5.7
Darden Stock Units	(1.4)	1.7	1.1	3.1
Performance Stock Units	(0.5)	1.1	(0.6)	3.4
Employee Stock Purchase Plan/Other	1.4	1.4	1.8	1.8

	$6.1	$20.9	$17.1	$29.3

On June 20, 2008, our Board of Directors adopted an amendment to our Darden Restaurants, Inc. 2002 Stock Incentive Plan (2002 Plan), which was approved by our shareholders at the Annual Meeting of Shareholders on September 12, 2008. The amendment increased the maximum number of shares that are authorized for issuance under the 2002 Plan from 9,550,000 to 12,700,000.

Note 7. Income Taxes

The effective income tax rate for the quarter and six months ended November 23, 2008 was 29.1 percent and 28.4 percent, respectively, compared to an effective income tax rate of 25.5 percent and 28.6 percent for the quarter and six months ended November 25, 2007, respectively. The increase in the effective tax rate during the quarter ended November 23, 2008 is primarily attributable to an increase in current period losses on our trust owned life insurance and Darden equity forward contracts that cannot be deducted for tax purposes.

Included in our remaining balance of unrecognized tax benefits is $3.9 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 8. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 23, 2008, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 23, 2008, $437.9 million was outstanding under the Revolving Credit Agreement. In addition, $24.3 million of commercial paper was outstanding as of November 23, 2008, which is backed by this facility.

As of November 23, 2008, Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of November 23, 2008, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 23, 2008, no adjustments to these interest rates had been made.

Note 9. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 10.2 million and 3.0 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 23, 2008 and November 25, 2007, respectively, because the effect would have been anti-dilutive. Options to purchase 7.8 million and 2.8 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 23, 2008 and November 25, 2007, respectively, for the same reason.

Note 10. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 2.3 million and 4.4 million shares of our common stock for $58.4 million and $126.7 million during the quarter and six months ended November 23, 2008, respectively, resulting in a cumulative repurchase of 151.4 million shares as of November 23, 2008.

Note 11. Retirement Plans

Components of net periodic benefit cost are as follows:

	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
(in millions)	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Service cost	$1.5	$1.5	$0.2	$0.2
Interest cost	2.5	2.4	0.4	0.3
Expected return on plan assets	(4.1)	(3.7)	—	—
Amortization of unrecognized prior service cost	0.1	—	—	—
Recognized net actuarial loss	0.1	1.1	0.2	0.1

Net periodic benefit cost	$0.1	$1.3	$0.8	$0.6

	Defined Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
(in millions)	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Service cost	$3.0	$3.1	$0.4	$0.4
Interest cost	4.9	4.8	0.8	0.6
Expected return on plan assets	(8.1)	(7.4)	—	—
Amortization of unrecognized prior service cost	0.1	0.1	—	—
Recognized net actuarial loss	0.2	2.1	0.3	0.1

Net periodic benefit cost	$0.1	$2.7	$1.5	$1.1

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Financial Accounting Standards Boards (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure on debt instruments, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010 and $75.0 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. During the quarter ended November 23, 2008, we terminated these interest rate swap agreements for a gain of $1.9 million. The gain will be recorded as a component of the carrying value of our long-term debt and will be recognized as a reduction to interest expense over the remaining life of the underlying notes.

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreements, which expire in April 2009.

Note 13. Fair Value Measurements

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

On May 26, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at November 23, 2008:

Items Measured at Fair Value

(in millions)		Fair Value of assets (liabilities) at November 23, 2008	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-term investments	(1)	$25.2	$25.2	$—	$—
Commodities futures and swaps	(2)	(2.4)	—	(2.4)	—
Equity forwards	(3)	(1.9)	—	(1.9)	—
Interest rate locks and swaps	(4)	(5.0)	—	(5.0)	—

Total		$15.9	$25.2	$(9.3)	$—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments.

(2)	The fair value of our commodities futures and swaps is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.

(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(4)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 23, 2008 and May 25, 2008, we had $104.5 million and $64.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities in our consolidated financial statements. As of November 23, 2008 and May 25, 2008, $20.4 million and $10.0 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments were outstanding. All standby letters of credit are renewable annually.

At November 23, 2008 and May 25, 2008, we had $6.9 million and $5.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at November 23, 2008 and May 25, 2008, amounted to $5.7 million and $4.2 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2009 through fiscal 2021.

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

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful and we had strong defenses, following mediation with the plaintiffs during the fourth quarter of fiscal 2008, we reached a preliminary settlement of this matter under which we would pay approximately $0.7 million. The settlement was paid during the second quarter of fiscal 2009. In August 2008, an action was filed in California state court by a former Red Lobster server related to employment practices at Red Lobster similar to those in the Olive Garden matter described above. The complaint sought to have the suit certified

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

as a class action. Although we believed that our policies and practices were lawful, we reached a preliminary settlement of this matter under which we would pay approximately $0.5 million. We expect to pay the settlement amount during fiscal 2009 at the completion of the settlement process.

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

Note 15. Application of New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” Effective May 27, 2007, we implemented the recognition and measurement provision of SFAS No. 158. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but SFAS No. 158 does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other comprehensive income (loss). Additionally, SFAS No. 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008, the year ended May 31, 2009 for Darden. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. As permitted by SFAS No. 158, we will use the measurements performed in fiscal 2008 to estimate the effects of our changes to fiscal year end measurement dates. The impact of the transition to fiscal year end measurement dates, which will be recorded as an adjustment to retained earnings in the fourth quarter of fiscal 2009, is expected to be immaterial to our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will be effective for our third quarter of fiscal 2009, although early adoption is permitted. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We do not believe the adoption of FSP EITF 03-6-1 will have a significant impact on our consolidated financial statements.

Note 16. Subsequent Event

On December 18, 2008, the Board of Directors declared a cash dividend of twenty cents per share to be paid February 2, 2009 to all shareholders of record as of the close of business on January 9, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 23, 2008 and November 25, 2007.

	Quarter Ended		Six Months Ended
	November 23, 2008	November 25, 2007	November 23, 2008	November 25, 2007
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.9	30.2	30.9	29.5
Restaurant labor	32.9	33.2	32.1	32.7
Restaurant expenses	16.6	16.1	16.4	15.5

Total cost of sales, excluding restaurant depreciation and amortization of 4.0%, 3.7%, 3.8% and 3.5%, respectively	80.4%	79.5%	79.4%	77.7%
Selling, general and administrative	8.8	11.2	9.2	10.5
Depreciation and amortization	4.2	4.0	4.1	3.7
Interest, net	1.7	1.4	1.6	1.1

Total costs and expenses	95.1%	96.1%	94.3%	93.0%

Earnings before income taxes	4.9	3.9	5.7	7.0
Income taxes	(1.4)	(1.0)	(1.6)	(2.0)

Earnings from continuing operations	3.5	2.9	4.1	5.0
Earnings (losses) from discontinued operations	0.1	—	—	—

Net earnings	3.6%	2.9%	4.1%	5.0%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.67 billion and $3.44 billion for the second quarter and first six months of fiscal 2009, respectively, compared to $1.52 billion and $2.99 billion for the second quarter and first six months of fiscal 2008, respectively. The 9.6 percent and 15.2 percent increase in sales for the second quarter and first six months of fiscal 2009, respectively, were driven primarily by the acquisition of RARE Hospitality International, Inc. (RARE), a net increase of 42 Olive Garden restaurants and 19 LongHorn Steakhouse restaurants since the second quarter of fiscal 2008 and increased U.S. same-restaurant sales at Olive Garden and Red Lobster. For the second quarter of fiscal 2009, our net earnings from continuing operations were $58.5 million compared to $44.1 million for the second quarter of fiscal 2008, a 32.7 percent increase, and our diluted net earnings per share from continuing operations were $0.42 for the second quarter of fiscal 2009 compared to $0.30 for the second quarter of fiscal 2008, a 40.0 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter of fiscal 2009 compared to the same periods in the prior year were primarily due to integration costs recorded in the second quarter of 2008 which unfavorably impacted diluted net earnings per share from continuing operations by approximately nine cents, compared to only two cents in the second quarter of fiscal 2009, as well as a reduction in market and performance related employee benefit costs in the second quarter of fiscal 2009. For the first six months of fiscal 2009, our net earnings from continuing operations were $140.9 million compared to $150.7 million for the first six months of fiscal 2008, a 6.5 percent decrease, and our diluted net earnings per share from continuing operations were $1.00 for the first six months of fiscal 2009 compared to $1.03 for the first six months of fiscal 2008, a 2.9 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the six months ended November 23, 2008 compared to the same period in the prior year were primarily due to an approximately 0.7 percent decline of blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, wage rates and interest costs, which were only partially offset by reduced integration costs related to the RARE acquisition as compared with the prior year period, as well as a reduction in market and performance related employee benefit costs in the first six months of fiscal 2009.

During the second quarter of fiscal 2008, we completed the acquisition of RARE for approximately $1.27 billion in total purchase price. RARE owned two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of acquisition. The acquisition was completed on October 1, 2007 and the acquired operations are included in our consolidated financial statements from the date of acquisition.

During fiscal 2007 and 2008 we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and six months ended November 23, 2008 and November 25, 2007, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “Earnings (losses) from discontinued operations, net of tax expense (benefit)” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.67 billion and $1.52 billion for the quarters ended November 23, 2008 and November 25, 2007, respectively. The 9.6 percent increase in sales for the second quarter of fiscal 2009 was primarily due to a net increase of 42 Olive Garden restaurants and 19 LongHorn Steakhouse restaurants since the second quarter of fiscal 2008 and increased U.S. same-restaurant sales at Olive Garden and Red Lobster. Olive Garden’s sales of $761.1 million were 6.2 percent above last year’s second quarter, driven primarily by a 0.8 percent increase in U.S. same-restaurant sales and its 42 net new restaurants in operation since the second quarter of last year. Olive Garden achieved its 57th consecutive quarter of U.S. same-restaurant sales growth as a result of a 2.6 percent increase in average check, partially offset by a 1.8 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $601.5 million were 0.2 percent above last year’s second quarter, which resulted primarily from a 0.3 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 3.5 percent increase in average check, partially offset by a 3.2 percent decrease in same-restaurant guest counts. LongHorn Steakhouse’s sales of $206.2 million were 2.4 percent above the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by sales from 19 net new restaurants, partially offset by a decrease in same-restaurant sales of 5.7 percent. The Capital Grille’s sales of $60.7 million were 3.0 percent above the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by the addition of four new restaurants, partially offset by a same-restaurant sales decrease of 8.7 percent. Bahama Breeze sales of $27.9 million were 8.0 percent below last year’s second quarter, driven by an 8.0 percent decrease in same-restaurant sales. The shift of the Thanksgiving holiday week into the fiscal third quarter of this year favorably affected same-restaurant sales results by approximately 0.7 percentage points for the quarter ended November 23, 2008.

Sales were $3.44 billion and $2.99 billion for the six months ended November 23, 2008 and November 25, 2007, respectively. The 15.1 percent increase in sales for the first six months of fiscal 2009 was primarily due to sales resulting from the acquisition of RARE, a net increase of 42 Olive Garden restaurants and 19 LongHorn Steakhouse restaurants since the second quarter of fiscal 2008 and increased U.S. same-restaurant sales at Olive Garden. Olive Garden’s sales of $1.57 billion were 7.2 percent above last year, driven primarily by a 1.7 percent increase in U.S. same-restaurant sales and its 42 net new restaurants in operation since the second quarter of last year. The increase in U.S. same-restaurant sales resulted primarily from a 2.4 percent increase in average check, partially offset by a 0.7 percent decrease in same-restaurant guest counts. Red Lobster sales of $1.25 billion were 1.8 percent below last year, which resulted primarily from a 1.8 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted primarily from a 4.5 percent decrease in same-restaurant guest counts, partially offset by a 2.7 percent increase in average check. LongHorn Steakhouse’s sales of $421.9 million were 3.3 percent above the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by sales from 19 net new restaurants, partially offset by a decrease in same-restaurant sales of 5.3 percent. The Capital Grille’s sales of $115.1 million were 4.7 percent above the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by the addition of four new restaurants, partially offset by a same-restaurant sales decrease of 9.0 percent. Bahama Breeze sales of $63.7 million were 5.6 percent below last year.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended November 23, 2008 Compared to Quarter Ended November 25, 2007

Total costs and expenses were $1.59 billion and $1.46 billion for the quarters ended November 23, 2008 and November 25, 2007, respectively. As a percent of sales, total costs and expenses decreased to 95.1 percent in the second quarter of fiscal 2009 as compared to 96.1 percent in the second quarter of fiscal 2008.

Food and beverage costs were $516.4 million during the second quarter of fiscal 2009, an increase of $57.3 million, or 12.5 percent, from food and beverage costs of $459.1 million during the second quarter of fiscal 2008. Food and beverage costs, as a percent of sales, increased primarily as a result of an increase in food costs, such as proteins and commodities, and the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. These increases were only partially offset by increases in pricing. Restaurant labor costs were $548.0 million during the second quarter of fiscal 2009, an increase of $42.6 million, or 8.4 percent, from restaurant labor costs of $505.4 million during the second quarter of fiscal 2008. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average and as well as increased sales leveraging, which were partially offset by an increase in wage rates and employee insurance costs. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $276.9 million during the second quarter of fiscal 2009, an increase of $31.9 million, or 13.0 percent, from restaurant expenses of $245.0 million during the second quarter of fiscal 2008. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily as a result of higher utility expenses, RARE’s higher restaurant expenses as a percentage of sales compared to our consolidated average, and higher workers’ compensation and public liability expenses as compared with the prior year.

Selling, general and administrative expenses were $146.7 million during the second quarter of fiscal 2009, a decrease of $23.7 million, or 13.9 percent, from selling, general and administrative expenses of $170.4 million during the second quarter of fiscal 2008. As a percent of sales, selling, general and administrative expenses decreased in the second quarter of fiscal 2009 primarily as a result of integration costs incurred during the second quarter of fiscal 2008 as a result of the RARE acquisition, market driven fair value adjustments related to our non-qualified deferred compensation plans, a reduction in performance based incentive compensation and a reduction in litigation expenses, partially offset by increased marketing expenses.

Depreciation and amortization expense was $70.6 million during the second quarter of fiscal 2009, an increase of $10.3 million, or 17.1 percent, from depreciation and amortization expense of $60.3 million during the second quarter of fiscal 2008. As a percent of sales, depreciation and amortization expense increased between the second quarter of fiscal 2009 and the second quarter of fiscal 2008 as a result of new restaurant activity.

Net interest expense was $27.8 million during the second quarter of fiscal 2009, an increase of $5.2 million, or 23.0 percent, from net interest expense of $22.6 million during the second quarter of fiscal 2008. As a percent of sales, net interest expense increased between the second quarter of fiscal 2009 and the second quarter of fiscal 2008 due to an increase in average debt balances, primarily as a result of the RARE acquisition.

Six Months Ended November 23, 2008 Compared to Six Months Ended November 25, 2007

Total costs and expenses were $3.25 billion and $2.78 billion for the six months ended November 23, 2008 and November 25, 2007, respectively. As a percent of sales, total costs and expenses increased to 94.3 percent in the first six months of fiscal 2009 as compared with 93.0 percent in the first six months of fiscal 2008.

Food and beverage costs were $1.06 billion during the first six months of fiscal 2009, an increase of $180.3 million, or 20.4 percent, from food and beverage costs of $882.9 million during the first six months of fiscal 2008. As a percent of sales, food and beverage costs increased in the first six months of fiscal 2009 primarily as a result of an increase in commodity costs and menu mix changes related to the timing of Olive Garden and Red Lobster promotions. Food and beverage costs, as a percent of sales, also increased as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. These increases were only partially offset by increases in pricing. Restaurant labor costs were $1.11 billion during the first six months of fiscal 2009, an increase of $129.3 million, or 13.2 percent, from restaurant labor costs of $977.0 million during the first six months of fiscal 2008. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average and an increase in sales leveraging, which were partially offset by an increase in wage rates. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $565.0 million during the first six months of fiscal 2009, an increase of $103.1 million, or 22.3 percent, from restaurant expenses of $461.9 million during the first six months of fiscal 2008. As a percent of sales, restaurant expenses increased in the first six months of fiscal 2009 primarily as a result of higher utility expenses, integration costs related to the RARE acquisition and higher workers compensation and public liability expenses as compared with the prior year.

Selling, general and administrative expenses were $317.2 million during the first six months of fiscal 2009, an increase of $3.8 million, or 1.2 percent, from selling, general and administrative expenses of $313.4 million during the first six months of fiscal 2008. As a percent of sales, selling, general and administrative expenses decreased in the first six months of fiscal 2009 primarily as a result of integration costs incurred during the second quarter of fiscal 2008 as a result of the RARE acquisition, market driven fair value adjustments related to our non-qualified deferred compensation plans, a reduction in performance based incentive compensation and a reduction in litigation expenses, partially offset by increased marketing expenses.

Depreciation and amortization expense was $139.3 million during the first six months of fiscal 2009, an increase of $28.4 million, or 25.6 percent, from depreciation and amortization expense of $110.9 million during the first six months of fiscal 2008. As a percent of sales, depreciation and amortization expense increased in the first six months of fiscal 2009 due to the acquisition of RARE during the quarter ended November 25, 2007 and new restaurant activity.

Net interest expense was $55.2 million during the first six months of fiscal 2009, an increase of $22.9 million, or 70.9 percent, from interest expense of $32.3 million during the first six months of fiscal 2008. As a percent of sales, net interest expense increased in the first six months of fiscal 2009 due to an increase in average debt balances, primarily as a result of the RARE acquisition.

INCOME TAXES

The effective income tax rate for the quarter and six months ended November 23, 2008 was 29.1 percent and 28.4 percent, respectively, compared to an effective income tax rate of 25.5 percent and 28.6 percent for the quarter and six months ended November 25, 2007, respectively. The increase in the effective tax rate during the quarter ended November 23, 2008 is primarily attributable to an increase in losses on our trust owned life insurance and Darden equity forward contracts that cannot be deducted for tax purposes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the second quarter of fiscal 2009, our net earnings from continuing operations were $58.5 million compared to $44.1 million in the second quarter of fiscal 2008, a 32.7 percent increase, and our diluted net earnings per share from continuing operations were $0.42 compared to $0.30 in the second quarter of fiscal 2008, a 40.0 percent increase. At Olive Garden, increased sales and lower restaurant labor costs and selling general and administrative expense as a percent of sales only partially offset increased food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Olive Garden in the second quarter of fiscal 2009, compared to the second quarter of fiscal 2008. At Red Lobster, increased sales, lower food and beverage costs and selling, general and administrative expenses as a percent of sales, were only partially offset by increased restaurant labor costs, restaurant expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The increase in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 was primarily due to integration costs recorded in the second quarter of 2008, an increase in sales from new restaurants, lower restaurant labor costs and selling, general and administrative expenses as a percent of sales, partially offset by a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, restaurant expenses, depreciation expenses and interest expense as a percent of sales.

For the first six months of fiscal 2009, our net earnings from continuing operations were $140.9 million compared to $150.7 million in the first six months of fiscal 2008, a 6.5 percent decrease, and our diluted net earnings per share from continuing operations were $1.00 compared to $1.03 in the first six months of fiscal 2008, a 2.9 percent decrease. At Olive Garden, increased sales and lower restaurant labor costs and selling, general and administrative expenses as a percent of sales only partially offset increased food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Olive Garden in the first six months of fiscal 2009 from the first six months of fiscal 2008. At Red Lobster, decreased sales, higher restaurant labor costs, restaurant expenses and depreciation expenses as a percent of sales more than offset lower food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Red Lobster in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the first six months of fiscal 2009 as compared with the first six months of fiscal 2008 was primarily due to a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, restaurant expenses, depreciation expenses and interest expense as a percent of sales, which were only partially offset by an increase in sales from new restaurants, lower restaurant labor costs and selling, general and administrative expenses as a percent of sales.

GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSET IMPAIRMENT TESTING

We review our goodwill and other indefinite-lived intangible assets, primarily our trademarks, for impairment annually, as of the first day of our fourth fiscal quarter or more frequently if indicators of impairment exist. Goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant concepts.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

At the end of the second quarter of fiscal 2009, due to present uncertainty surrounding the global economy and stock price volatility generally, and volatility in our stock price in particular, we concluded a triggering event had occurred indicating potential impairment and performed an impairment test of our goodwill and other indefinite-lived intangible assets.

At November 23, 2008, we had six reporting units; Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52. Two reporting units, LongHorn Steakhouse and The Capital Grille, have a significant amount of goodwill. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment charges of goodwill were required

We also performed sensitivity analyses on our estimated fair value using the income approach of LongHorn Steakhouse and The Capital Grille given the significance of goodwill related to these reporting units. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. We selected a weighted average cost of capital for LongHorn Steakhouse of 12.0 percent and The Capital Grille of 12.5 percent. We noted that an increase in the weighted average cost of capital of approximately 60 basis points on LongHorn Steakhouse would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 15 basis points on The Capital Grille would result in impairment of a portion of its goodwill.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded there was no impairment of the trademarks for LongHorn Steakhouse and The Capital Grille at November 23, 2008. A key assumption in our fair value estimate is the discount rate utilized in the relief-from-royalty method. We selected a discount rate for LongHorn Steakhouse of 13.0 percent and The Capital Grille of 13.5 percent. We noted that an increase in the discount rate of approximately 50 basis points on LongHorn Steakhouse would result in impairment of a portion of its trademark. We also noted that an increase in the discount rate of approximately 75 basis points on The Capital Grille would result in impairment of a portion of its trademark.

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of November 23, 2008, continued declines in the value of our stock price as well as values of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2009, compared with the number open at the end of fiscal 2008 and the end of the second quarter of fiscal 2008.

	November 23, 2008	May 25, 2008	November 25, 2007
Red Lobster – USA	655	651	651
Red Lobster – Canada	29	29	29

Total	684	680	680

Olive Garden – USA	664	647	622
Olive Garden – Canada	6	6	6

Total	670	653	628

LongHorn Steakhouse	314	305	295
The Capital Grille	34	32	30
Bahama Breeze	23	23	23
Seasons 52	7	7	7
Other	2	2	2

Total	1,734	1,702	1,665

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

We currently manage our business and financial ratios to maintain an investment grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 23, 2008, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 23, 2008, $437.9 million was outstanding under the Revolving Credit Agreement. In addition, $24.3 million of commercial paper was outstanding as of November 23, 2008, which is backed by this facility.

As of November 23, 2008, Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of November 23, 2008, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment.

At November 23, 2008, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $12.6 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 23, 2008, no adjustments to these interest rates had been made.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150 million senior notes due August 2010 and $75 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. During the quarter ended November 23, 2008, we terminated these interest rate swap agreements for a gain of $1.9 million. The gain will be recorded as a component of the carrying value of our long-term debt and will be recognized as a reduction to interest expense over the remaining life of the underlying notes.

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreement, which expire in April 2009.

A summary of our contractual obligations and commercial commitments at November 23, 2008 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$462.2	$462.2	$—	$—	$—
Long-term debt (1)	2,912.7	105.0	423.6	504.7	1,879.4
Operating leases	722.0	120.7	203.4	149.8	248.1
Purchase obligations (2)	788.3	744.6	43.5	0.2	—
Capital lease obligations (3)	112.4	4.9	10.1	10.6	86.8
Benefit obligations (4)	333.3	9.6	68.2	57.9	197.6
Unrecognized income tax benefits (5)	72.7	4.9	61.1	6.7	—

Total contractual obligations	$5,403.6	$1,451.9	$809.9	$729.9	$2,411.9

(in millions) Other Commercial Commitments	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit(6)	$124.9	$124.9	$—	$—	$—
Guarantees(7)	6.9	1.5	2.1	1.4	1.9

Total commercial commitments	$131.8	$126.4	$2.1	$1.4	$1.9

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.5 percent. Excludes issuance discount of $5.9 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $52.0 million over the life of the obligations.

(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2018.

(5)	Includes interest on unrecognized income tax benefits of $9.6 million, $1.0 million of which relates to contingencies expected to be resolved within one year.

(6)	Includes letters of credit for $104.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $2.6 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $17.8 million.

(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the second quarter and six months ended November 23, 2008, we repurchased 2.3 million and 4.4 million shares of our common stock, respectively, compared to 0.9 million and 1.0 million for the quarter and six months ended November 25, 2007, respectively. As of November 23, 2008, we have repurchased a total of 151.4 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations were $44.2 million and $205.5 million for the second quarter and first six months of fiscal 2009, respectively, compared to $74.8 million and $235.9 million in the second quarter and first six months of fiscal 2008, respectively. These decreases were primarily as a result of the offsetting impact of the timing of gift card sales and purchases of inventories and restaurant level services.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants and our new Restaurant Support Center, replacing equipment and technology initiatives. Capital expenditures were $162.5 million and $297.9 million in the second quarter and first six months of fiscal 2009, respectively, compared to $114.8 million and $201.4 million in the second quarter and first six months of fiscal 2008, respectively. The increased expenditures in the second quarter and first six months of fiscal 2009 resulted primarily from increased spending associated with new restaurants, our new Restaurant Support Center and the replacement of restaurant assets.

Net cash flows used in financing activities included $27.5 million and $55.4 million in dividends paid in the second quarter and first six months of fiscal 2009, respectively, compared to $25.5 million and $50.8 million in dividends for the same periods in fiscal 2008, respectively. On June 20, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.20 per share, which indicates an annual dividend of $0.80 per share in fiscal 2009. In fiscal 2008, we paid quarterly dividends of $0.18 per share. Purchases of treasury stock were $58.4 million and $126.7 million during the second quarter and first six months of fiscal 2009, respectively, an increase from purchases of $36.8 million and $44.4 million during the second quarter and first six months of fiscal 2008, respectively. Cash flows provided by financing activities for the second quarter and first six months of fiscal 2009 were less than the cash flows provided by financing activities for the second quarter and first six months of fiscal 2008 due primarily to proceeds from the issuance of long-term debt in the second quarter of fiscal 2008, which were utilized to fund the acquisition of RARE.

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

It is possible that changes in circumstances, existing as of the end of our second fiscal quarter of 2009 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of our goodwill or other indefinite-lived intangible assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement.

At November 23, 2008, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $430.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, our leverage ratio as determined on a quarterly basis generally is at its highest point as of the end of our second fiscal quarter. Accordingly, it is expected that an even greater impairment of goodwill would be required to cause our leverage ratio to exceed the permitted maximum as calculated as of the end of our third fiscal quarter.

FINANCIAL CONDITION

Our current assets totaled $564.6 million at November 23, 2008, compared to $467.9 million at May 25, 2008. This increase was primarily due to an increase in inventories which were $324.1 million at November 23, 2008 compared to $216.7 million at May 25, 2008, principally due to seasonality and the timing of promotions, which was partially offset by the decrease in receivables, net which were $39.1 million at November 23, 2008 compared to $69.5 million at May 25, 2008.

Our current liabilities totaled $1.38 billion at November 23, 2008, compared to $1.14 billion at May 25, 2008. Accounts payable and short-term debt totaled $291.5 million and $462.2 million, respectively, at November 23, 2008, compared to $245.1 million and $178.4 million, respectively, at May 25, 2008, principally due to the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first six months of fiscal 2009 and the use of short-term borrowings to manage to desired debt leverage targets. Accrued payroll of $109.4 million at November 23, 2008 decreased from $129.3 million at May 25, 2008, principally due to payouts of fiscal 2008 accrued bonuses during the first quarter of fiscal 2009. Unearned revenues of $128.0 million at November 23, 2008 decreased from $160.5 million at May 25, 2008 principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities of $333.3 million at November 23, 2008 decreased from $365.1 million at May 25, 2008 principally due to a reduction in the fair value of our non-qualified deferred compensation plans.

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

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $974.4 million of our $4.97 billion in total assets as of November 23, 2008, comprised of $519.7 million and $454.7 million of goodwill and trademarks, respectively. We have identified LongHorn Steakhouse® and The Capital Grille® trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets and the regulatory and economic environment within which they are being used. We review our goodwill and other indefinite-lived intangible assets annually, as of the first day of our fourth fiscal quarter, for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the fair value of the restaurant concepts with their carrying amounts. If the fair value of the concepts exceeds the carrying amount of the concepts, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount of these concepts were to exceed their fair value, we would perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we would determine the implied fair value of goodwill in the same manner as if these concepts were being acquired in a business combination. Specifically, we would allocate the fair value of each of these concepts to all of the assets and liabilities of each concept, including any unrecognized intangible assets, in a hypothetical calculation that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

When required, we test other indefinite-lived intangible assets, primarily trademarks, for impairment by comparing the assets’ respective carrying values to estimates of fair value, determined based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. Our trademarks are tested separately as a single unit of accounting as prescribed by Emerging Issues Task Force (EITF) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”

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

At the end of the second quarter of fiscal 2009, due to the poor overall economic conditions, declines in the value of our stock price as well as our competitors, declining sales at our restaurants and a challenging environment for the restaurant industry, we conducted an impairment test of our goodwill and indefinite-lived intangible assets. Based on the results of the test, no write downs or impairment charges were required at that time in relation to goodwill. Please refer to Note 3 of the accompanying Consolidated Financial Statements for further discussion.

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

Stock-Based Compensation

Beginning in fiscal 2007, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (expected term), the volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (forfeitures). From year to year, our determination of these subjective assumptions can materially affect the estimate of fair value of our stock-based compensation and, consequently, the related amount recognized in our consolidated statements of earnings during each period.

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

Effective May 28, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

We base our estimates on the best available information at the time we prepare the provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and most states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

APPLICATION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS No. 157 for such items and we do not currently anticipate that full adoption in fiscal 2010 will materially impact our consolidated financial statements. Effective May 24, 2008 and as disclosed in Note 12 – Fair Value Measurements, we have adopted the provisions of SFAS No. 157 for financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R).” Effective May 27, 2007, we implemented the recognition and measurement provision of SFAS No. 158. The purpose of SFAS No. 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but SFAS No. 158 does not impact the determination of net periodic benefit cost or measurement of plan assets or obligations. SFAS No. 158 requires companies to recognize the over or under funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS No. 158 requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year ending after December 15, 2008, the year ended May 31, 2009 for Darden. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. As permitted by SFAS No. 158, we will use the measurements performed in fiscal 2008 to estimate the effects of our changes to fiscal year end measurement dates. The impact of the transition to fiscal year end measurement dates, which will be recorded as an adjustment to retained earnings in the fourth quarter of fiscal 2009, is expected to be immaterial to our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will be effective for our third quarter of fiscal 2009 even though early adoption is permitted. We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We do not believe the adoption of FSP EITF 03-6-1 will have a significant impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate,” and “project” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below in Part II, Item 1A “Risk Factors’ in this Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2008:

•	The intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

•

Economic and business factors, both specific to the restaurant industry and generally, that are largely out of our control, including changes in consumer preferences, demographic trends, severe weather conditions including hurricanes, a protracted economic slowdown or worsening economy, unemployment, energy prices, interest rates, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

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

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE;

•	A failure of our internal controls over financial reporting;

•	The impact of disruptions in the financial markets, including an increase in pension costs;

•	The negative effect of a possible change in the assumptions used to value our goodwill or other intangible assets; and

•	The impact of volatility in the market value of derivatives we use to hedge commodity prices.

Since it is not possible to foresee all such factors, risks and uncertainties, investors should not consider these factors to be a complete list of all risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity instruments for other than trading purposes.

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 23, 2008, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $14.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $157.5 million. The fair value of our long-term fixed rate debt during the first six months of fiscal 2009 averaged $1.54 billion, with a high of $1.60 billion and a low of $1.41 million.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150 million senior notes due August 2010 and $75 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. During the quarter ended November 23, 2008, we terminated these interest rate swap agreements for a gain of $1.9 million. The gain will be recorded as a component of the carrying value of our long-term debt and will be recognized as a reduction to interest expense over the remaining life of the underlying notes.

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreement, which expire in April 2009.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 23, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 23, 2008.

During the fiscal quarter ended November 23, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2007, an action was filed in California state court by a former Olive Garden server alleging that Olive Garden’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful and we had strong defenses, following mediation with the plaintiffs during the fourth quarter of fiscal 2008, we reached a preliminary settlement of this matter under which we paid approximately $0.7 million. The settlement was paid during the second quarter of fiscal 2009. In August 2008, an action was filed in California state court by a former Red Lobster server related to employment practices at Red Lobster similar to those in the Olive Garden matter described above. The complaint seeks to have the suit certified as a class action. Although we believed that our policies and practices were lawful, we reached a preliminary settlement of this matter under which we would pay approximately $0.5 million, which we expect to pay during fiscal 2009 upon completion of the settlement process.

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

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended May 25, 2008 (Form 10-K) and our Quarterly Report on Form 10-Q for the quarter ended August 24, 2008 (First Quarter Form 10-Q). The risks identified in these reports have not changed in any material respect, except as follows:

The second risk factor under Part 1, Item 1A “Risk Factors” in the Form 10-K is amended to read as follows:

“Certain economic and business factors specific to the restaurant industry and certain general economic factors including unemployment, energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

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

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, or may choose more inexpensive restaurants when eating outside the home. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns or result in increased costs for us due to security measures.

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.”

The risk factor added in Part II, Item 1A “Risk Factors” in the First Quarter Form 10-Q concerning disruptions in the financial markets is revised to read as follows:

“Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns and may increase pension plan expenses.

Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil in recent months, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. These events have also adversely affected the U.S. and world economy, and any new or continuing disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances as to how or when this period of turmoil will be resolved. Changes in the capital markets could also have significant effects on our pension plan. Our pension income or expense is affected by factors including the market performance of the assets in the master pension trust maintained for the pension plans for some of our employees, the weighted average asset allocation and long-term rate of return of our pension plan assets, the discount rate used to determine the service and interest cost components of our net periodic pension cost and assumed rates of increase in our employees’ future compensation. If our pension plan assets do not achieve positive rates of return, or if our estimates and assumed rates are not accurate, our earnings may decrease because net periodic pension costs would rise and we could be required to provide additional funds to cover our obligations to employees under the pension plan. As of November 23, 2008, our defined benefit pension plan assets have declined significantly since May 25, 2008. At this time, we are unable to predict the plan’s asset values and required valuation parameters. We will measure our plan’s asset values and pension benefit obligations and calculate our fiscal 2009 pension benefit expense and 2009 annual plan contribution requirements at May 31, 2009.”

In addition, the following risk factors are added at the end of the list of risk factors under Part 1, Item 1A “Risk Factors” in the Form 10-K to read in their entirety as follows:

“An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate the useful lives of our other intangible assets, primarily the LongHorn Steakhouse® and The Capital Grille® trademarks, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

As with goodwill, we test our indefinite-lived intangible assets (primarily tradenames) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity prices may cause volatility in our gross margins and net earnings.

We use or may use derivatives to hedge price risk for some of our principal ingredient and energy costs, including but not limited to coffee, wheat, soybean oil, pork, beef and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings. We may experience volatile earnings as a result of these accounting treatments.”

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

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 23, 2008. Since commencing repurchases in December 1995, we have repurchased a total of 151.4 million shares through November 23, 2008 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 25, 2008 through September 28, 2008	800,779	$29.82	800,779	12,506,823
September 29, 2008 through October 26, 2008	843,611	$23.83	843,611	11,663,212
October 27, 2008 through November 23, 2008	688,648	$20.89	688,648	10,974,564

Total	2,333,038	$25.02	2,333,038	10,974,564

(1)	All of the shares purchased during the quarter ended November 23, 2008 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on September 12, 2008.

(b)	The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. Subsequent to the Annual Meeting, and as reported in a Form 8-K filed on November 3, 2008, the Board of Directors increased the number of directors of the Company from 11 to 12, and elected Christopher J. (CJ) Fraleigh to serve as a director, all effective November 3, 2008.

(c)	At the Annual Meeting, the shareholders took the following actions:

(i)	Elected the following eleven directors:

	For	Withheld
Leonard L. Berry	116,458,506	3,933,080
Odie C. Donald	116,496,679	3,894,907
David H. Hughes	117,647,947	2,743,639
Charles A. Ledsinger, Jr.	116,534,982	3,856,604
William M. Lewis, Jr.	117,589,521	2,802,065
Senator Connie Mack, III	116,578,997	3,812,589
Andrew H. Madsen	114,146,752	6,244,833
Clarence Otis, Jr.	112,079,453	8,312,133
Michael D. Rose	104,060,808	16,330,777
Maria A. Sastre	117,460,919	2,930,666
Jack A. Smith	113,883,738	6,507,848

(Ii)	Approved the amended Darden Restaurants, Inc. 2002 Stock Incentive Plan.

For	87,634,952
Against	16,403,907
Abstain	1,362,974
Broker Non-Vote	14,989,753

(ii)	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending May 31, 2009.

For	114,507,713
Against	4,600,549
Abstain	1,283,323
Broker Non-Vote	0

Item 5.	Other Information

The Company provides an annual cash incentive opportunity to its management team of over 300 employees, including its executive officers, under its Management and Professional Incentive Plan (MIP) and an annual bonus to an additional group of approximately 800 employees. A description of the terms and conditions of the MIP and the factors used to determine the annual incentive award is contained under the heading “Compensation Discussion and Analysis – Compensation Decision-Making Process - Annual Cash Incentive” in the Company’s Proxy Statement filed with the SEC on August 4, 2008 (Proxy Statement), which description is incorporated herein by reference. As described in the Proxy Statement, if circumstances warrant, the Compensation Committee may design special incentives under the MIP to retain employees. On January 2, 2009, the Compensation Committee approved a special incentive opportunity, potentially to be awarded in June at the discretion of the Compensation Committee, to recognize continued, competitively superior performance in a challenging economic environment. This award, if made, would be under the MIP and would be available to all MIP participants, including the executive officers named in the Summary Compensation Table in the Proxy Statement (Named Executive Officers). If the special incentive opportunity is awarded at the discretion of the Compensation Committee, it would be a cash bonus and paid to all MIP participants. The Compensation Committee would assess whether competitively superior performance has been achieved based on, among other factors, whether the Company’s sales results for fiscal 2009 compare favorably to the Knapp-Track™ casual dining benchmark for the industry as a whole (excluding the Company’s national brands, Olive Garden and Red Lobster) and other competitive benchmarks as may be appropriate. A positive average spread to Knapp-Track of at least two percentage points is necessary for consideration of the special incentive. The actual special incentive bonus will be calculated like the annual bonus under the MIP, taking into account the participant’s salary, percentage of salary established for bonus potential, individual rating and the special incentive opportunity rating. This special incentive is a one-time opportunity to focus the team on achieving competitively superior results in a difficult economic environment. As a result of this calculation, the special incentive opportunity for the named executive officers would range, if paid, from 0% – 36% of their target MIP opportunity. The special incentive opportunity is in addition to the normal annual cash incentive already available under the MIP.

Item 6.	Exhibits

Exhibit 10(a)*	Darden Restaurants, Inc. FlexComp Plan as amended.

Exhibit 10(b)*	Darden Restaurants, Inc. Director Compensation Program, as amended.

Exhibit 10(c)*	Darden Restaurants, Inc. Stock Plan for Directors, as amended.

Exhibit 10(d)*	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended.

Exhibit 10(e)*	Amendment No. 1 dated December 19, 2008 to Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association).

Exhibit 10(f)*	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended.

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: January 2, 2009	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: January 2, 2009	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

* 10(a)	Darden Restaurants, Inc. FlexComp Plan as amended.

* 10(b)	Darden Restaurants, Inc. Director Compensation Program, as amended.

* 10(c)	Darden Restaurants, Inc. Stock Plan for Directors, as amended.

* 10(d)	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended.

* 10(e)	Amendment No. 1 dated December 19, 2008 to Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association).

* 10(f)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.