Form 10-Q
period 2009-02-22
DARDEN RESTAURANTS INC
filed 2009-03-26
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 22, 2009

or

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

Number of shares of common stock outstanding as of March 12, 2009: 137,125,537 (excluding 143,755,931 shares held in our treasury).

DARDEN RESTAURANTS, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Sales	$1,798.9	$1,811.4	$5,241.9	$4,800.9
Costs and expenses:
Cost of sales:
Food and beverage	548.4	553.5	1,611.6	1,436.5
Restaurant labor	569.1	564.5	1,675.3	1,541.5
Restaurant expenses	276.5	280.2	841.5	742.1

Total cost of sales, excluding restaurant depreciation and amortization of $67.5, $64.0, $198.5 and $167.6, respectively	$1,394.0	$1,398.2	$4,128.4	$3,720.1
Selling, general and administrative	159.7	162.8	476.9	476.2
Depreciation and amortization	71.2	66.7	210.5	177.6
Interest, net	25.5	26.8	80.7	59.0

Total costs and expenses	$1,650.4	$1,654.5	$4,896.5	$4,432.9

Earnings before income taxes	148.5	156.9	345.4	368.0
Income taxes	(40.4)	(41.3)	(96.3)	(101.8)

Earnings from continuing operations	$108.1	$115.6	$249.1	$266.2
(Losses) earnings from discontinued operations, net of tax (benefit) expense of ($0.4), $6.1, $0.1 and $4.8, respectively	(0.6)	10.4	0.1	9.2

Net earnings	$107.5	$126.0	$249.2	$275.4

Basic net earnings per share:
Earnings from continuing operations	$0.79	$0.82	$1.81	$1.89
Earnings from discontinued operations	—	0.08	—	0.06

Net earnings	$0.79	$0.90	$1.81	$1.95

Diluted net earnings per share:
Earnings from continuing operations	$0.78	$0.80	$1.78	$1.83
Earnings from discontinued operations	—	0.08	—	0.07

Net earnings	$0.78	$0.88	$1.78	$1.90

Average number of common shares outstanding:
Basic	136.1	140.4	137.4	141.1
Diluted	138.6	143.7	140.3	145.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	February 22, 2009	May 25, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107.3	$43.2
Receivables, net	50.2	69.5
Inventories	310.0	216.7
Prepaid expenses and other current assets	52.7	46.7
Deferred income taxes	88.9	91.8

Total current assets	$609.1	$467.9
Land, buildings and equipment, net	3,276.7	3,066.0
Goodwill	519.7	519.9
Trademarks	454.7	455.0
Other assets	196.1	221.8

Total assets	$5,056.3	$4,730.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297.1	$245.1
Short-term debt	323.1	178.4
Accrued payroll	126.2	129.3
Accrued income taxes	5.8	2.4
Other accrued taxes	58.2	55.4
Unearned revenues	180.3	160.5
Other current liabilities	384.5	365.1

Total current liabilities	$1,375.2	$1,136.2
Long-term debt, less current portion	1,632.5	1,634.3
Deferred income taxes	214.2	197.6
Deferred rent	150.5	139.0
Obligations under capital leases, net of current installments	59.2	59.9
Other liabilities	146.1	154.5

Total liabilities	$3,577.7	$3,321.5

Stockholders’ equity:
Common stock and surplus	$2,121.3	$2,074.9
Retained earnings	2,262.6	2,096.0
Treasury stock	(2,854.2)	(2,724.0)
Accumulated other comprehensive income (loss)	(37.8)	(20.7)
Unearned compensation	(13.2)	(17.0)
Officer notes receivable	(0.1)	(0.1)

Total stockholders’ equity	$1,478.6	$1,409.1

Total liabilities and stockholders’ equity	$5,056.3	$4,730.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the nine months ended February 22, 2009 and February 24, 2008

(In millions)

(Unaudited)

	Common Stock and Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	249.2	—	—	—	—	249.2
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(5.7)	—	—	(5.7)
Change in fair value of derivatives, net of tax of $(8.3)	—	—	—	(13.9)	—	—	(13.9)
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	2.5	—	—	2.5

Total comprehensive income							232.1
Cash dividends declared	—	(82.6)	—	—	—	—	(82.6)
Stock option exercises (0.7 shares)	12.7	—	0.9	—	—	—	13.6
Stock-based compensation	25.1	—	—	—	—	—	25.1
ESOP note receivable repayments	—	—	—	—	3.8	—	3.8
Income tax benefits credited to equity	4.5	—	—	—	—	—	4.5
Purchases of common stock for treasury (4.7 shares)	—	—	(132.7)	—	—	—	(132.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.3 shares)	4.1	—	1.6	—	—	—	5.7

Balance at February 22, 2009	$2,121.3	$2,262.6	$(2,854.2)	$(37.8)	$(13.2)	$(0.1)	$1,478.6

	Common Stock and Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 27, 2007	$1,904.3	$1,820.4	$(2,576.5)	$(32.8)	$(20.6)	$(0.3)	$1,094.5
Comprehensive income:
Net earnings	—	275.4	—	—	—	—	275.4
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	2.3	—	—	2.3
Change in fair value of derivatives, net of tax of $1.8	—	—	—	(0.4)	—	—	(0.4)
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	3.9	—	—	3.9

Total comprehensive income							281.2
Adjustment related to adoption of FIN 48, net of tax of $0.4	—	(0.7)	—	—	—	—	(0.7)
Cash dividends declared	—	(75.9)	—	—	—	—	(75.9)
Stock option exercises (2.8 shares)	47.5	—	6.9	—	—	—	54.4
Stock-based compensation expense	36.2	—	—	—	—	—	36.2
Stock-based awards included in RARE acquisition cost	42.0	—	—	—	—	—	42.0
ESOP note receivable repayments	—	—	—	—	2.2	—	2.2
Income tax benefits credited to equity	26.6	—	—	—	—	—	26.6
Purchases of common stock for treasury (4.8 shares)	—	—	(153.3)	—	—	—	(153.3)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.6 shares)	4.9	—	0.9	—	—	—	5.8
Repayment of officer notes	—	—	—	—	—	0.2	0.2

Balance at February 24, 2008	$2,061.5	$2,019.2	$(2,722.0)	$(27.0)	$(18.4)	$(0.1)	$1,313.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Cash flows—operating activities
Net earnings	$107.5	$126.0	$249.2	$275.4
Losses (earnings) from discontinued operations, net of tax expense (benefit)	0.6	(10.4)	(0.1)	(9.2)
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	71.2	66.7	210.5	177.6
Asset impairment	—	—	1.1	—
Amortization of loan costs	0.8	1.5	2.7	2.1
Stock-based compensation expense	13.1	6.9	30.2	36.2
Change in current assets and liabilities	109.6	122.9	(17.1)	82.3
Contributions to postretirement plan	(0.3)	(0.3)	(0.9)	(0.8)
Loss on disposal of land, buildings and equipment	3.4	2.8	4.3	1.7
Change in cash surrender value of trust owned life insurance	(0.2)	3.9	23.6	6.5
Deferred income taxes	10.9	28.0	16.4	4.1
Change in deferred rent	4.4	4.3	12.0	9.1
Change in other liabilities	10.5	(15.4)	9.5	(14.4)
Other, net	2.6	2.8	2.5	5.2

Net cash provided by operating activities of continuing operations	$334.1	$339.7	$543.9	$575.8

Cash flows—investing activities
Proceeds from sale of investments	11.3	6.3	11.3	6.3
Purchases of land, buildings and equipment	(125.2)	(121.7)	(423.0)	(323.0)
Proceeds from disposal of land, buildings and equipment	1.0	2.4	4.0	3.0
Purchases of long-term investments	—	—	(25.1)	—
Cash used in business combination, net of cash acquired	—	—	—	(1,198.3)
Increase in other assets	(1.9)	(3.7)	(1.9)	(6.5)

Net cash used in investing activities of continuing operations	$(114.8)	$(116.7)	$(434.7)	$(1,518.5)

Cash flows—financing activities
Proceeds from issuance of common stock	7.7	9.6	18.8	59.1
Dividends paid	(27.2)	(25.1)	(82.6)	(75.9)
Purchases of treasury stock	(5.9)	(108.9)	(132.7)	(153.3)
Income tax benefits credited to equity	1.3	1.6	4.5	26.6
Proceeds from issuance of Interim Credit Agreement	—	—	—	1,150.0
Repayment of Interim Credit Agreement	—	—	—	(1,150.0)
Proceeds from issuance of New Senior Notes	—	—	—	1,150.0
Payments of debt issuance costs	—	—	—	(16.0)
Repayment of acquired convertible notes	—	—	—	(125.0)
(Payments to) proceeds from issuance of short-term debt	(139.1)	(143.5)	144.7	37.1
ESOP note receivable repayment	0.9	—	3.8	2.2
Principal payments on capital leases	(0.2)	(0.3)	(0.7)	(0.5)
Repayment of long-term debt	(0.9)	—	(3.8)	(2.2)

Net cash (used in) provided by financing activities of continuing operations	$(163.4)	$(266.6)	$(48.0)	$902.1

Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	0.1	(24.5)	(1.6)	(30.4)
Net cash provided by investing activities of discontinued operations	—	85.8	4.5	87.8

Net cash provided by discontinued operations	$0.1	$61.3	$2.9	$57.4

Increase in cash and cash equivalents	56.0	17.7	64.1	16.8
Cash and cash equivalents—beginning of period	51.3	29.3	43.2	30.2

Cash and cash equivalents—end of period	$107.3	$47.0	$107.3	$47.0

Cash flows from changes in current assets and liabilities
Receivables, net	(11.3)	7.9	19.1	4.8
Inventories	14.3	9.0	(93.1)	(59.1)
Prepaid expenses and other current assets	5.6	2.7	(6.3)	3.8
Accounts payable	(4.5)	(18.3)	29.5	50.5
Accrued payroll	16.8	9.4	(3.3)	(6.2)
Accrued income taxes	(7.2)	12.4	4.3	8.3
Other accrued taxes	2.9	3.8	2.8	0.1
Unearned revenues	52.3	42.5	25.7	35.2
Other current liabilities	40.7	53.5	4.2	44.9

Change in current assets and liabilities	$109.6	$122.9	$(17.1)	$82.3

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 22, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.

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

During the fourth quarter of fiscal 2007, we announced our intent to close or hold for sale all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and, additionally, we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and nine months ended February 22, 2009 and February 24, 2008, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “(Losses) earnings from discontinued operations, net of tax (benefit) expense” on the accompanying consolidated statements of earnings. We have not allocated any general corporate overhead to amounts presented in discontinued operations, nor have we elected to allocate interest costs. See Note 4 – Discontinued Operations for additional information.

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

As a result of the RARE acquisition, we accrued $4.7 million in employee termination benefits and $5.2 million in employee relocation benefits, both of which were included in the cost of the acquisition. The following is a reconciliation of accrued employee termination and employee relocation benefit costs from May 25, 2008 to February 22, 2009, which are included in other current liabilities on the accompanying consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in millions)	Balance at May 25, 2008	Adjustments	Payments	Balance at February 22, 2009
Employee terminations	$1.4	$—	$(0.9)	$0.5
Employee relocations	2.4	(0.3)	(1.4)	0.7

Total	$3.8	$(0.3)	$(2.3)	$1.2

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

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

Consistent with our accounting policy for goodwill and other indefinite-lived intangibles, we performed our annual impairment test of our goodwill and other indefinite-lived intangible assets as of the first day of our fourth fiscal quarter. As of the beginning of our fourth fiscal quarter, we had six reporting units; Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52. Two of these reporting units, LongHorn Steakhouse and The Capital Grille, have a significant amount of goodwill. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of our reporting units utilizing the income approach described above, to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment charges of goodwill were required.

We also performed sensitivity analyses on our estimated fair value using the income approach of LongHorn Steakhouse and The Capital Grille given the significance of goodwill related to these reporting units. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimates in our income approach. We selected a weighted average cost of capital for LongHorn Steakhouse of 12.0 percent and The Capital Grille of 12.5 percent. We noted that an increase in the weighted average cost of capital of approximately 100 basis points on LongHorn Steakhouse would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 35 basis points on The Capital Grille would result in impairment of a portion of its goodwill.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded as of the date of the test, there was no impairment of the trademarks for LongHorn Steakhouse and The Capital Grille. A key assumption in our fair value estimate is the discount rate utilized in the relief-from-royalty method. We selected a discount rate for LongHorn Steakhouse of 13.0 percent and The Capital Grille of 13.5 percent. We noted that an increase in the discount rate of approximately 10 basis points on LongHorn Steakhouse would result in impairment of a portion of its trademark. We also noted that an increase in the discount rate of approximately 25 basis points on The Capital Grille would result in impairment of a portion of its trademark.

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of the first day of our fourth fiscal quarter, continued declines in our market capitalization (reflected in our stock price) as well as in the market capitalization of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill or other indefinite-lived intangible assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. A leverage ratio exceeding the maximum permitted under our credit agreement would be a default under our credit agreement. At February 22, 2009, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $560.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

Note 4. Discontinued Operations

During the fourth quarter of fiscal 2007, we closed nine under-performing Bahama Breeze restaurants and announced the closure of 54 Smokey Bones and two Rocky River Grillhouse restaurants, as well as our intention to offer the remaining 73 operating Smokey Bones restaurants for sale. During fiscal 2008, we closed on the sale of the 73 operating Smokey Bones Barbeque & Grill restaurants to Barbeque Integrated, Inc., an affiliate of Sun Capital Partners, Inc., a worldwide private investment firm, for $82.0 million, net of selling costs of approximately $1.8 million.

(Losses) earnings from discontinued operations, net of tax, on the accompanying consolidated statements of earnings are comprised of the following:

	Quarter Ended		Nine Months Ended
(in millions)	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Sales	$—	$20.3	$—	$120.7

(Losses) earnings before income taxes	$(1.0)	$16.5	$0.2	$14.0
Income tax benefit (expense)	0.4	(6.1)	(0.1)	(4.8)

(Losses) earnings from discontinued operations, net of tax	$(0.6)	$10.4	$0.1	$9.2

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of February 22, 2009 and May 25, 2008, we had $16.9 million and $25.3 million, respectively, of assets associated with the closed restaurants reported as discontinued operations, which are included in land, buildings and equipment, net on the accompanying consolidated balance sheets.

The following is a reconciliation of accrued exit and disposal costs from May 25, 2008 to February 22, 2009, which are included in other current liabilities on the accompanying consolidated balance sheets and are expected to be paid by fiscal 2010.

(in millions)	Balance at May 25, 2008	Payments	Adjustments	Balance at February 22, 2009
Lease termination costs	$3.3	$(1.6)	$1.3	$3.0

Note 5. Supplemental Cash Flow Information

(in millions)	Quarter Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Interest paid, net of amounts capitalized	$12.5	$15.8	$66.1	$33.4
Income taxes paid	21.2	16.8	58.8	75.3

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

The weighted-average fair value of options granted and the related assumptions used in the Black-Scholes option pricing model as of February 22, 2009 and February 24, 2008, excluding options issued in conjunction with the RARE acquisition, were as follows:

	Stock Options Granted During the Nine Months Ended
	February 22, 2009	February 24, 2008
Weighted-average fair value	$10.65	$14.08
Risk-free interest rate	3.46%	4.63%
Expected volatility of stock	34.4%	32.6%
Dividend yield	2.10%	1.59%
Expected option life	6.4 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the nine months ended February 22, 2009:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	16.7	1.4	1.1	0.5

Awards granted	2.1	0.2	0.7	—
Awards exercised	(0.7)	(0.5)	(0.2)	(0.1)
Awards cancelled	(0.4)	—	(0.1)	—

Outstanding end of period	17.7	1.1	1.5	0.4

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarters and nine months ended February 22, 2009 and February 24, 2008, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Stock Options	$6.5	$3.7	$15.9	$19.1
Restricted Stock/Restricted Stock Units	2.1	2.9	6.9	8.8
Darden Stock Units	3.5	(1.1)	4.6	2.0
Performance Stock Units	0.4	1.0	0.4	4.3
Employee Stock Purchase Plan/Other	0.6	0.4	2.4	2.0

	$13.1	$6.9	$30.2	$36.2

On June 20, 2008, our Board of Directors adopted an amendment to our Darden Restaurants, Inc. 2002 Stock Incentive Plan (2002 Plan), which was approved by our shareholders at the Annual Meeting of Shareholders on September 12, 2008. The amendment increased the maximum number of shares that are authorized for issuance under the 2002 Plan from 9,550,000 to 12,700,000.

Note 7. Income Taxes

The effective income tax rate for the quarter and nine months ended February 22, 2009 was 27.2 percent and 27.9 percent, respectively, compared to an effective income tax rate of 26.3 percent and 27.7 percent for the quarter and nine months ended February 24, 2008, respectively. The increase in the effective income tax rate during the current fiscal quarter is primarily attributable to the favorable resolution of unrecognized income tax benefits during the quarter ended February 24, 2008, which exceeded the benefits recognized in the current quarter. The increase in the effective income tax rate in the current year is primarily attributable to the favorable resolution of unrecognized income tax benefits during the nine months ended February 24, 2008, which exceeded the benefits recognized in the current year and increases in losses on our trust owned life insurance and Darden equity forward contracts that cannot be deducted for tax purposes, which were partially offset by an increase in other deductible items.

Included in our remaining balance of unrecognized tax benefits is $7.6 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 8. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 22, 2009, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 22, 2009, $323.1 million was outstanding under the Revolving Credit Agreement. As of February 22, 2009, we had no outstanding commercial paper and $47.4 million of letters of credit, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of February 22, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of February 22, 2009, we had $329.5 million of availability under the Revolving Credit Agreement.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 22, 2009, no adjustments to these interest rates had been made.

Note 9. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Options to purchase 10.2 million and 5.9 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 22, 2009 and February 24, 2008, respectively, because the effect would have been anti-dilutive. Options to purchase 8.2 million and 2.5 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 22, 2009 and February 24, 2008, respectively, for the same reason.

Note 10. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities law, we repurchased 0.2 million and 4.7 million shares of our common stock for $5.9 million and $132.7 million during the quarter and nine months ended February 22, 2009, respectively, resulting in a cumulative repurchase of 151.7 million shares as of February 22, 2009.

Note 11. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Service cost	$1.6	$1.5	$0.2	$0.2
Interest cost	2.5	2.4	0.4	0.2
Expected return on plan assets	(4.1)	(3.6)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	0.1	1.0	0.1	0.1

Net periodic benefit cost	$0.1	$1.3	$0.7	$0.5

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Service cost	$4.6	$4.6	$0.6	$0.5
Interest cost	7.4	7.3	1.2	0.9
Expected return on plan assets	(12.2)	(11.1)	—	—
Amortization of unrecognized prior service cost	0.1	0.1	—	—
Recognized net actuarial loss	0.3	3.1	0.4	0.2

Net periodic benefit cost	$0.2	$4.0	$2.2	$1.6

Note 12. Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. In accordance with the effective date of SFAS No. 161 we adopted the disclosure provisions of SFAS No. 161 during the quarter ended February 22, 2009.

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Natural Gas Commodity Contracts

We enter into natural gas swap contracts to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas swap derivative contracts as cash flow hedging instruments. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are subsequently reclassified into earnings as a component of restaurant expenses when the natural gas is purchased and used by us in our operations. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. As of February 22, 2009 and May 25, 2008, we were party to natural gas swap contracts designated as effective cash flow hedging instruments with notional values of $15.2 million and $8.3 million, respectively. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas swap contracts as economic hedges. All changes in the fair value of our economic hedge contracts are recorded currently in earnings in the period in which they occur. As of February 22, 2009 and May 25, 2008 we were party to natural gas swap contracts, which were not designated as cash flow hedging instruments, with notional values of $2.4 million and $3.1 million respectively.

Other Commodity Contracts

We enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

charged by our distributors). To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria of SFAS No. 133, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage expenses when the product is purchased for use in our restaurants. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. As of February 22, 2009 we were party to commodity contracts designated as effective cash flow hedging instruments with notional values of $0.6 million. To the extent the hedge accounting criteria of SFAS No. 133 are not met, the commodity contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. As of February 22, 2009 and May 25, 2008, we were party to commodity contracts not designated as cash flow hedging instruments, with notional values of $7.4 million and $5.8 million, respectively.

Interest Rate Locks

We entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million senior notes due August 2010 and our $75.0 million medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

We entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes during the second quarter of fiscal 2008 for a cumulative gain of $6.2 million. These instruments were designated as effective cash flow hedges, therefore, the gain was recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings as an adjustment to interest expense as interest on the New Senior Notes or similar debt is incurred.

Interest Rate Swaps

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreement. These derivative instruments, which expire in April 2009, are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on amounts outstanding under the Revolving Credit Agreement. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

During the quarter ended August 24, 2008, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010 and $75.0 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarter ended November 23, 2008, we terminated these interest rate swap agreements for a gain of approximately $1.9 million, which will be recorded as a reduction to interest expense over the remaining life of the related long-term debt. During the quarter and nine months ended February 22, 2009, $0.2 million and $0.4 million, respectively, were reclassified from Accumulated Other Comprehensive Income (Loss) to net earnings as a reduction to interest expense.

During fiscal 2005 and fiscal 2004, we entered into interest rate swap agreements to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $100.0 million notional principal amount of indebtedness, were used to hedge a portion of the interest payments associated with $150.0 million of unsecured 4.875 percent senior notes due in August 2010, which were issued in August 2005. The swaps were

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

settled at the time of the related debt issuance with a net loss of $1.2 million being recognized in accumulated other comprehensive income (loss). The net loss on the swaps is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the related debt issuance are being recognized in earnings.

We also had interest rate swaps with a notional amount of $200.0 million, which we used to convert variable rates on our long-term debt to fixed rates effective May 30, 1995, related to the issuance of our $150.0 million 6.375 percent notes due February 2006 and our $100.0 million 7.125 percent debentures due February 2016. We received the one-month commercial paper interest rate and paid fixed-rate interest ranging from 7.51 percent to 7.89 percent. The swaps were settled during January 1996 at a cost to us of $27.7 million. A portion of the cost was recognized as an adjustment to interest expense over the term of our 10-year 6.375 percent notes that were settled at maturity in February 2006. The remaining portion continues to be recognized as an adjustment to interest expense over the term of our 20-year 7.125 percent debentures due 2016.

Equity Forwards

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. In total, the equity forward contracts are indexed to 0.6 million shares of our common stock, at varying forward rates between $19.52 per share and $41.17 per share and can only be net settled in cash. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.2 million shares of our common stock at forward rates between $23.41 and $37.44 per share, can only be net settled in cash and expire between fiscal 2011 and 2013. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.

Fair Value of Derivative Instruments

		Derivative Assets		Derivative Liabilities
(in millions)	Balance Sheet Location	February 22, 2009	May 25, 2008	February 22, 2009	May 25, 2008
Derivative Contracts Designated as Hedging Instruments under SFAS No. 133
Commodity Contracts	(1)	$—	$0.1	$(4.1)	$—
Equity Forwards	(1)	0.1	—	—	(1.3)
Interest Rate Related	(1)	—	2.3	(14.7)	—

		$0.1	$2.4	$(18.8)	$(1.3)

Derivative Contracts Not Designated as Hedging Instruments under SFAS No. 133
Commodity Contracts	(1)	$—	$—	$(3.4)	$—
Equity Forwards	(1)	0.1	—	—	(2.9)

		$0.1	$—	$(3.4)	$(2.9)

Total Derivative Contracts		$0.2	$2.4	$(22.2)	$(4.2)

(1)	Derivative assets and liabilities are included in Prepaid Expenses and Other Current Assets and Other Current Liabilities, respectively, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements

of Earnings for the Quarters Ended February 22, 2009 and February 24, 2008

(in millions)
	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2009	2008		2009	2008		2009	2008
Commodity Contracts	$(4.4)	$0.4	Cost of Sales	$(1.7)	$(0.1)	Cost of Sales	$—	$—
Equity Forwards	4.1	(1.6)	Cost of Sales	—	—	Cost of Sales	—	(0.2)
Interest Rate	(9.7)	—	Interest, net	0.1	0.1	Interest, net	—	—

	$(10.0)	$(1.2)		$(1.6)	$—		$—	$(0.2)

The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements

of Earnings for the Nine Months Ended February 22, 2009 and February 24, 2008

(in millions)
	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2009	2008		2009	2008		2009	2008
Commodity Contracts	$(8.1)	$(1.5)	Cost of Sales	$(3.8)	$(0.5)	Cost of Sales	$—	$—
Equity Forwards	(0.8)	(3.8)	Cost of Sales	—	—	Cost of Sales	—	(0.6)
Interest Rate	(14.7)	—	Interest, net	0.4	0.1	Interest, net	—	—

	$(23.6)	$(5.3)		$(3.4)	$(0.4)		$—	$(0.6)

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Earnings

for the Quarters and Nine Months Ended February 22, 2009 and February 24, 2008

(in millions)		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended		Nine Months Ended
		February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008

Commodity Contracts	Cost of Sales	$(2.9)	$—	$(4.6)	$—
Equity Forwards	Cost of Sales	4.0	(1.5)	(0.6)	(2.1)
Equity Forwards	Selling, General and Administrative	2.9	(0.1)	(0.8)	(0.8)

		$4.0	$(1.6)	$(6.0)	$(2.9)

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 22, 2009, we expect to reclassify $4.5 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates. We are currently party to commodity derivative contracts designated as cash flow hedges to mitigate the risk of variability in our cash flows related to purchases of related commodities through May 2010.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 26, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities. The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at February 22, 2009:

Items Measured at Fair Value

(in million)		Fair Value of assets (liabilities) at February 22, 2009	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long–term investments	(1)	$15.2	$15.2	$—	$—
Commodities futures and swaps	(2)	(7.5)	—	(7.5)	—
Equity forwards	(3)	0.2	—	0.2	—
Interest rate locks and swaps	(4)	(14.7)	—	(14.7)	—

Total		$(6.8)	$15.2	$(22.0)	$—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments.
(2)	The fair value of our commodities futures and swaps is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.
(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(4)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

Note 14. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 22, 2009 and May 25, 2008, we had $104.5 million and $64.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities in our consolidated financial statements. As of February 22, 2009 and May 25, 2008, $20.0 million and $10.0 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments were outstanding. All standby letters of credit are renewable annually.

At February 22, 2009 and May 25, 2008, we had $7.4 million and $5.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at February 22, 2009 and May 25, 2008, amounted to $5.9 million and $4.2 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2009 through fiscal 2021.

We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believed that our policies and practices were lawful and that we had strong defenses to both cases, following mediation with the plaintiffs, we reached a settlement of these claims under which we accrued approximately $4.0 million during fiscal 2008, which was paid during the third quarter of fiscal 2009.

In August 2008, an action was filed in California state court by a former Red Lobster server alleging that Red Lobster’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful, we reached a preliminary settlement of this matter under which we would pay approximately $0.5 million. We expect to pay the settlement amount during fiscal 2009 at the completion of the settlement process.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which will require us to adopt these provisions in fiscal 2010. We do not believe the adoption of FSP EITF 03-6-1 will have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact FSP 132(R)-1 will have on our consolidated financial statements.

Note 16. Subsequent Event

On March 12, 2009, the Board of Directors declared a cash dividend of twenty cents per share to be paid May 1, 2009 to all shareholders of record as of the close of business on April 10, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 22, 2009 and February 24, 2008.

	Quarter Ended		Nine Months Ended
	February 22, 2009	February 24, 2008	February 22, 2009	February 24, 2008
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.5	30.6	30.7	29.9
Restaurant labor	31.6	31.2	32.0	32.1
Restaurant expenses	15.4	15.4	16.1	15.5

Total cost of sales, excluding restaurant depreciation and amortization of 3.8%, 3.5%, 3.8% and 3.5%, respectively	77.5%	77.2%	78.8%	77.5%
Selling, general and administrative	8.9	9.0	9.1	9.9
Depreciation and amortization	3.9	3.7	4.0	3.7
Interest, net	1.4	1.4	1.5	1.2

Total costs and expenses	91.7%	91.3%	93.4%	92.3%

Earnings before income taxes	8.3	8.7	6.6	7.7
Income taxes	(2.3)	(2.3)	(1.8)	(2.1)

Earnings from continuing operations	6.0	6.4	4.8	5.6
(Losses) earnings from discontinued operations, net of tax	—	0.6	—	0.2

Net earnings	6.0%	7.0%	4.8%	5.8%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.80 billion and $5.24 billion for the third quarter and first nine months of fiscal 2009, respectively, compared to $1.81 billion and $4.80 billion for the third quarter and first nine months of fiscal 2008, respectively. The 0.7 percent decrease in sales for the third quarter fiscal 2009 was driven primarily by a 3.2 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse which was partially offset by the addition of 69 net new restaurants since the third quarter of fiscal 2008. The 9.2 percent increase in sales for the first nine months of fiscal 2009 was driven primarily by the acquisition of RARE Hospitality International, Inc. (RARE), which occurred in the second quarter of fiscal 2008, a net increase of 69 restaurants since the third quarter of fiscal 2008 and increased U.S. same-restaurant sales at Olive Garden. For the third quarter of fiscal 2009, our net earnings from continuing operations were $108.1 million compared to $115.6 million for the third quarter of fiscal 2008, a 6.4 percent decrease, and our diluted net earnings per share from continuing operations were $0.78 for the third quarter of fiscal 2009 compared to $0.80 for the third quarter of fiscal 2008, a 2.5 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the third quarter of fiscal 2009 compared to the same periods in the prior year were primarily due to the decrease in sales. For the first nine months of fiscal 2009, our net earnings from continuing operations were $249.1 million compared to $266.2 million for the first nine months of fiscal 2008, a 6.4 percent decrease, and our diluted net earnings per share from continuing operations were $1.78 for the first nine months of fiscal 2009 compared to $1.83 for the first nine months of fiscal 2008, a 2.7 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the nine months ended February 22, 2009 compared to the same period in the prior year were primarily due to an approximately 1.3 percent decline of blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, wage rates, utilities and interest costs, which were only partially offset by pricing, reduced integration costs related to the RARE acquisition as compared with the prior year period, as well as a reduction in market and performance related employee benefit costs in the first nine months of fiscal 2009.

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

During fiscal 2007 and 2008 we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and we closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and nine months ended February 22, 2009 and February 24, 2008, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “(Losses) earnings from discontinued operations, net of tax (benefit) expense” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.80 billion and $1.81 billion for the quarters ended February 22, 2009 and February 24, 2008, respectively. The 0.7 percent decrease in sales for the third quarter fiscal 2009 was driven mostly due to a 3.2 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse which was partially offset by the addition of 69 net new restaurants since the third quarter of fiscal 2008. Olive Garden’s sales of $826.9 million were 3.0 percent above last year’s third quarter, driven primarily by revenue from 36 net new restaurants offset partially by a U.S. same-restaurant sales decrease of 1.4 percent. The decrease in U.S. same-restaurant sales resulted from a 3.5 percent decrease in same-restaurant guest counts, partially offset by a 2.1 percent increase in average check. Red Lobster’s sales of $643.1 million were 4.3 percent below last year’s third quarter, which resulted primarily from a 4.6 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted from a 6.8 percent decrease in same-restaurant guest counts, partially offset by a 2.2 percent increase in average check. LongHorn Steakhouse’s sales of $227.4 million were 1.4 percent above the prior year period, driven by sales from 19 net new restaurants, partially offset by a decrease in same-restaurant sales of 5.4 percent. The decrease in U.S. same-restaurant sales resulted from a 6.9 percent decrease in same-restaurant guest counts, partially offset by a 1.5 percent increase in average check. The Capital Grille’s sales of $60.9 million were 10.0 percent below the prior year period, driven by a same-restaurant sales decrease of 19.0 percent, partially offset by the addition of four new restaurants. Bahama Breeze sales of $28.2 million were 9.1 percent below last year’s third quarter, driven by an 8.8 percent decrease in same-restaurant sales. The shift of the Thanksgiving holiday week into the third fiscal quarter of this year adversely affected same-restaurant sales results by approximately 0.7 percentage points for the quarter ended February 22, 2009.

Sales were $5.24 billion and $4.80 billion for the nine months ended February 22, 2009 and February 24, 2008, respectively. The 9.2 percent increase in sales for the first nine months of fiscal 2009 was primarily due to incremental sales from LongHorn Steakhouse and The Capital Grille during the first nine months of fiscal 2009, as we acquired RARE during the second quarter of fiscal 2008, a net increase of 69 restaurants since the third quarter of fiscal 2008 and increased U.S. same-restaurant sales at Olive Garden. Olive Garden’s sales of $2.40 billion were 5.7 percent above last year, driven primarily by 36 net new restaurants in operation since the third quarter of last year and a 0.6 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted primarily from a 2.2 percent increase in average check, partially offset by a 1.6 percent decrease in same-restaurant guest counts. Red Lobster sales of $1.89 billion were 2.6 percent below last year, which resulted primarily from a 2.8 percent decrease in U.S. same-restaurant sales. The decrease in U.S. same-restaurant sales resulted primarily from a 5.3 percent decrease in same-restaurant guest counts, partially offset by a 2.5 percent increase in average check. LongHorn Steakhouse’s sales of $649.3 million were 2.6 percent above the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by sales from 19 net new restaurants, partially offset by a decrease in same-restaurant sales of 5.3 percent. The decrease in U.S. same-restaurant sales resulted primarily from a 6.9 percent decrease in same-restaurant guest counts, partially offset by a 1.6 percent increase in average check. The Capital Grille’s sales of $175.9 million were 0.9 percent below the comparable prior year period (which were partially included in RARE’s separately reported results of operations), driven by a same-restaurant sales decrease of 12.9 percent, partially offset by the addition of four new restaurants. Bahama Breeze sales of $92.0 million were 6.7 percent below last year.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended February 22, 2009 Compared to Quarter Ended February 24, 2008

Total costs and expenses were $1.65 billion for the quarters ended February 22, 2009 and February 24, 2008. As a percent of sales, total costs and expenses increased to 91.7 percent in the third quarter of fiscal 2009 as compared to 91.3 percent in the third quarter of fiscal 2008.

Food and beverage costs were $548.4 million during the third quarter of fiscal 2009, a decrease of $5.1 million, or 0.9 percent, from food and beverage costs of $553.5 million during the third quarter of fiscal 2008. Food and beverage costs decreased, as a percent of sales, primarily as a result of favorable pricing, changes in menu mix, and reduction in waste partially offset by cost inflation. Restaurant labor costs were $569.1 million during the third quarter of fiscal 2009, an increase of $4.6 million, or 0.8 percent, from restaurant labor costs of $564.5 million during the third quarter of fiscal 2008. Restaurant labor costs, as a percent of sales, increased primarily as a result of an increase in wage rates and a decrease in sales leveraging which were partially offset by an increase in productivity and lower employee insurance expenses. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $276.5 million during the third quarter of fiscal 2009, a decrease of $3.7 million, or 1.3 percent, from restaurant expenses of $280.2 million during the third quarter of fiscal 2008. As a percent of sales, restaurant expenses were flat between the third quarter of fiscal 2009 and the third quarter of fiscal 2008 mostly due to sales deleveraging offset by favorable credit card fees and a reduction in pre-opening expenses.

Selling, general and administrative expenses were $159.7 million during the third quarter of fiscal 2009, a decrease of $3.1 million, or 1.9 percent, from selling, general and administrative expenses of $162.8 million during the third quarter of fiscal 2008. As a percent of sales, selling, general and administrative expenses decreased in the third quarter of fiscal 2009 primarily as a result of integration costs incurred during the third quarter of fiscal 2008 as a result of the RARE acquisition and lower corporate level expenses as a result of savings initiatives, partially offset by increased marketing expenses, market driven changes in fair value related to our non-qualified deferred compensation plans, an increase in performance based incentive compensation, and sales deleveraging.

Depreciation and amortization expense was $71.2 million during the third quarter of fiscal 2009, an increase of $4.5 million, or 6.7 percent, from depreciation and amortization expense of $66.7 million during the third quarter of fiscal 2008. As a percent of sales, depreciation and amortization expense increased between the third quarter of fiscal 2009 and the third quarter of fiscal 2008 as a result of new restaurant activity and sales deleveraging.

Net interest expense was $25.5 million during the third quarter of fiscal 2009, a decrease of $1.3 million, or 4.7 percent, from net interest expense of $26.8 million during the third quarter of fiscal 2008. As a percent of sales, net interest was flat between the third quarter of fiscal 2009 and the third quarter of fiscal 2008.

Nine Months Ended February 22, 2009 Compared to Nine Months Ended February 24, 2008

Total costs and expenses were $4.90 billion and $4.43 billion for the nine months ended February 22, 2009 and February 24, 2008, respectively. As a percent of sales, total costs and expenses increased to 93.4 percent in the first nine months of fiscal 2009 as compared with 92.3 percent in the first nine months of fiscal 2008.

Food and beverage costs were $1.61 billion during the first nine months of fiscal 2009, an increase of $175.1 million, or 12.2 percent, from food and beverage costs of $1.44 billion during the first nine months of fiscal 2008. As a percent of sales, food and beverage costs increased in the first nine months of fiscal 2009 primarily as a result of an increase in commodity costs. Food and beverage costs, as a percent of sales, also increased as a result of the acquisition of RARE, whose concepts have historically had higher food and beverage costs, as a percent of sales, compared to our consolidated average. These increases were only partially offset by increases in pricing. Restaurant labor costs were $1.68 billion during the first nine months of fiscal 2009, an increase of $133.8 million, or 8.7 percent, from restaurant labor costs of $1.54 billion during the first nine months of fiscal 2008. Restaurant labor costs, as a percent of sales, decreased primarily as a result of the acquisition of RARE, whose concepts have historically had lower restaurant labor, as a percent of sales, compared to our consolidated average, partially offset by an increase in wage rates. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $841.5 million during the first nine months of fiscal 2009, an increase of $99.4 million, or 13.4 percent, from restaurant expenses of $742.1 million during the first nine months of fiscal 2008. As a percent of sales, restaurant expenses increased in the first nine months of fiscal 2009 primarily as a result of higher utility expenses, RARE’s higher restaurant expenses as a percent of sales compared to our consolidated average and higher workers compensation and public liability expenses as compared with the prior year.

Selling, general and administrative expenses were $476.9 million during the first nine months of fiscal 2009, an increase of $0.7 million, or 0.1 percent, from selling, general and administrative expenses of $476.2 million during the first nine months of fiscal 2008. As a percent of sales, selling, general and administrative expenses decreased in the first nine months of fiscal 2009 primarily as a result of integration costs incurred during the first nine months of fiscal 2008 as a result of the RARE acquisition, a reduction in legal expenses and lower corporate level expenses as a result of savings initiatives, partially offset by increased marketing expenses.

Depreciation and amortization expense was $210.5 million during the first nine months of fiscal 2009, an increase of $32.9 million, or 18.6 percent, from depreciation and amortization expense of $177.6 million during the first nine months of fiscal 2008. As a percent of sales, depreciation and amortization expense increased in the first nine months of fiscal 2009 due to the acquisition of RARE during the second fiscal quarter of 2008, new restaurant activity and sales deleveraging.

Net interest expense was $80.7 million during the first nine months of fiscal 2009, an increase of $21.7 million, or 36.8 percent, from interest expense of $59.0 million during the first nine months of fiscal 2008. As a percent of sales, net interest expense increased in the first nine months of fiscal 2009 due to an increase in average debt balances, primarily as a result of the RARE acquisition in the second fiscal quarter of 2008.

INCOME TAXES

The effective income tax rate for the third fiscal quarter and first nine months of 2009 was 27.2 percent and 27.9 percent, respectively, compared to an effective income tax rate of 26.3 percent and 27.7 percent for the third fiscal quarter and first nine months of 2008, respectively. The increase in the effective income tax rate during the current fiscal quarter is primarily attributable to the favorable resolution of unrecognized income tax benefits during the quarter ended February 24, 2008, which exceeded the benefits recognized in the current quarter. The effective income tax rate increase in the current year is primarily attributable to the favorable resolution of unrecognized income tax benefits during the nine months ended February 24, 2008, which exceeded the benefits recognized in the current year and increases in losses on our trust owned life insurance and Darden equity forward contracts that cannot be deducted for tax purposes, which were partially offset by an increase in other deductible items.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the third quarter of fiscal 2009, our net earnings from continuing operations were $108.1 million compared to $115.6 million in the third quarter of fiscal 2008, a 6.4 percent decrease, and our diluted net earnings per share from continuing operations were $0.78 compared to $0.80 in the third quarter of fiscal 2008, a 2.5 percent decrease. At Olive Garden, increased sales, lower restaurant labor costs, restaurant expenses and selling, general and administrative expenses, as a percent of sales were partially offset by increased food and beverage costs and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the third quarter of fiscal 2009, compared to the third quarter of fiscal 2008. At Red Lobster, lower food and beverage costs as a percent of sales, only partially offset lower sales, increased restaurant labor costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Red Lobster in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. At LongHorn Steakhouse, higher sales and lower selling, general and administrative expenses as a percent of sales, only partially offset increased food and beverage costs, restaurant labor costs, restaurant expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for LongHorn Steakhouse in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the third quarter of fiscal 2009 as compared with the third quarter of fiscal 2008 was primarily due to a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse, higher restaurant labor costs and depreciation expenses as a percent of sales, only partially offset by sales from new restaurants, lower food and beverage costs, restaurant expenses and selling, general and administrative expenses as a percent of sales.

For the first nine months of fiscal 2009, our net earnings from continuing operations were $249.1 million compared to $266.2 million in the first nine months of fiscal 2008, a 6.4 percent decrease, and our diluted net earnings per share from continuing operations were $1.78 compared to $1.83 in the first nine months of fiscal 2008, a 2.7 percent decrease. At Olive Garden, increased sales and lower restaurant labor costs and selling, general and administrative expenses as a percent of sales only partially offset increased food and beverage costs, restaurant expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Olive Garden in the first nine months of fiscal 2009 from the first nine months of fiscal 2008. At Red Lobster, decreased sales, higher restaurant labor costs, restaurant expenses and depreciation expenses as a percent of sales, more than offset lower food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Red Lobster in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The decrease in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the first nine months of fiscal 2009 as compared with the first nine months of fiscal 2008 was primarily due to a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and increased food and beverage costs, restaurant expenses, depreciation expenses and interest expense as a percent of sales, which were only partially offset by an increase in sales from new restaurants, lower restaurant labor costs and selling, general and administrative expenses as a percent of sales.

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

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

Consistent with our accounting policy for goodwill and other indefinite-lived intangibles, we performed our annual impairment test of our goodwill and other indefinite-lived intangible assets as of the first day of our fourth fiscal quarter. As of the beginning of our fourth fiscal quarter, we had six reporting units; Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52. Two of these reporting units, LongHorn Steakhouse and The Capital Grille, have a significant amount of goodwill. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of our reporting units utilizing the income approach described above, to derive an enterprise value of the Company. We reconciled the enterprise value to our overall estimated market capitalization. The estimated market capitalization considers recent trends in our market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment charges of goodwill were required.

We also performed sensitivity analyses on our estimated fair value using the income approach of LongHorn Steakhouse and The Capital Grille given the significance of goodwill related to these reporting units. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. We selected a weighted average cost of capital for LongHorn Steakhouse of 12.0 percent and The Capital Grille of 12.5 percent. We noted that an increase in the weighted average cost of capital of approximately 100 basis points on LongHorn Steakhouse would result in impairment of a portion of its goodwill. We also noted that an increase in the weighted average cost of capital of approximately 35 basis points on The Capital Grille would result in impairment of a portion of its goodwill.

The fair value of other indefinite-lived intangible assets, primarily trademarks, are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We completed our impairment test of our indefinite-lived intangibles and concluded as of the date of the test, there was no impairment of the trademarks for LongHorn Steakhouse and The Capital Grille. A key assumption in our fair value estimate is the discount rate utilized in the relief-from-royalty method. We selected a discount rate for LongHorn Steakhouse of 13.0 percent and The Capital Grille of 13.5 percent. We noted that an increase in the discount rate of approximately 10 basis points on LongHorn Steakhouse would result in impairment of a portion of its trademark. We also noted that an increase in the discount rate of approximately 25 basis points on The Capital Grille would result in impairment of a portion of its trademark.

Even though we determined that there was no goodwill or indefinite-lived intangible asset impairment as of the first day of our fourth fiscal quarter, continued declines in our market capitalization (reflected in our stock price) as well as in the market capitalization of others in the restaurant industry, declines in sales at our restaurants beyond our current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment charge of a portion or all of our goodwill or other indefinite-lived intangible assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. A leverage ratio exceeding the maximum permitted under our credit agreement would be a default under our credit agreement. At February 22, 2009, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $560.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2009, compared with the number open at the end of fiscal 2008 and the end of the third quarter of fiscal 2008.

	February 22, 2009	May 25, 2008	February 24, 2008
Red Lobster – USA	659	651	649
Red Lobster – Canada	29	29	29

Total	688	680	678

Olive Garden – USA	673	647	637
Olive Garden – Canada	6	6	6

Total	679	653	643

LongHorn Steakhouse	318	305	299
The Capital Grille	35	32	31
Bahama Breeze	23	23	23
Seasons 52	7	7	7
Other	2	2	2

Total	1,752	1,702	1,683

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured debt obligation of the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 22, 2009, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate and the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 22, 2009, $323.1 million was outstanding under the Revolving Credit Agreement. At February 22, 2009 we had no outstanding commercial paper and $47.4 million of letters of credit, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of February 22, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of February 22, 2009, we had $329.5 million of availability under the Revolving Credit Agreement.

At February 22, 2009, our long-term debt consisted principally of:

•	$150.0 million of unsecured 4.875 percent senior notes due in August 2010;

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $11.8 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 22, 2009, no adjustments to these interest rates had been made.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of February 22, 2009, the fair value of these treasury lock agreements was a loss of $13.7 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreement. As of February 22, 2009, the fair value of these interest rate swap agreements, which expire in April 2009, was a loss of $0.8 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

A summary of our contractual obligations and commercial commitments at February 22, 2009 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$323.1	$323.1	$—	$—	$—
Long-term debt (1)	2,900.1	104.8	419.3	504.7	1,871.3
Operating leases	717.5	121.0	203.9	148.7	243.9
Purchase obligations (2)	709.6	703.1	6.3	0.2	—
Capital lease obligations (3)	111.3	4.9	10.2	10.7	85.5
Benefit obligations (4)	256.8	17.9	39.8	46.3	152.8
Unrecognized income tax benefits (5)	69.1	10.5	50.6	8.0	—

Total contractual obligations	$5,087.5	$1,285.3	$730.1	$718.6	$2,353.5

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$124.5	$124.5	$—	$—	$—
Guarantees (7)	7.4	1.5	2.2	1.6	2.1

Total commercial commitments	$131.9	$126.0	$2.2	$1.6	$2.1

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.5 percent. Excludes issuance discount of $5.7 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $51.1 million over the life of the obligations.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2019.
(5)	Includes interest on unrecognized income tax benefits of $9.1 million, $2.9 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $104.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $47.4 million of which are backed by our Revolving Credit Agreement, letters of credit for $2.6 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $17.4 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the third quarter and first nine months of fiscal 2009, we repurchased 0.2 million and 4.7 million shares of our common stock, respectively, compared to 3.8 million and 4.8 million for the quarter and first nine months of fiscal 2008, respectively. As of February 22, 2009, we have repurchased a total of 151.7 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations were $334.1million and $543.9 million for the third quarter and first nine months of fiscal 2009, respectively, compared to $339.7 million and $575.8 million in the third quarter and first nine months of fiscal 2008, respectively. These decreases were primarily a result of lower earnings in fiscal 2009.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants and our new Restaurant Support Center, replacing equipment and technology initiatives. Capital expenditures were $125.2 million and $423.0 million in the third quarter and first nine months of fiscal 2009, respectively, compared to $121.7 million and $323.0 million in the third quarter and first nine months of fiscal 2008, respectively. The increased expenditures in the third quarter and first nine months of fiscal 2009 resulted primarily from increased spending associated with new restaurants, our new Restaurant Support Center and the replacement of restaurant assets.

Net cash flows used in financing activities included $27.2 million and $82.6 million in dividends paid in the third quarter and first nine months of fiscal 2009, respectively, compared to $25.1 million and $75.9 million in dividends for the same periods in fiscal 2008, respectively. On June 20, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.20 per share, which indicates an annual dividend of $0.80 per share in fiscal 2009. In fiscal 2008, we paid quarterly dividends of $0.18 per share. Purchases of treasury stock were $5.9 million and $132.7 million during the third quarter and first nine months of fiscal 2009, respectively, a decrease from purchases of $108.9 million and $153.3 million during the third quarter and first nine months of fiscal 2008, respectively. Cash flows used in financing activities for the third quarter of fiscal 2009 were less than the cash flows used in by financing activities for the third quarter of fiscal 2008 due primarily to a reduction in shares repurchased in the third quarter 2009 compared to the third quarter 2008. Cash flows used in financing activities for the first nine months of fiscal 2009 were less than the cash flows provided by financing activities for the first nine months of fiscal 2008 due primarily to proceeds from the issuance of long-term debt in the second quarter of fiscal 2008, which were utilized to fund the acquisition of RARE.

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

It is possible that changes in circumstances, existing as of the end of our third fiscal quarter of 2009 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of our goodwill or other indefinite-lived intangible assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. At February 22, 2009, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $560.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $609.1 million at February 22, 2009, compared to $467.9 million at May 25, 2008. This increase was primarily due to an increase in inventories which were $310.0 million at February 22, 2009 compared to $216.7 million at May 25, 2008, principally due to seasonality and the timing of promotions, and an increase in cash and cash equivalents which were $107.3 million at February 22, 2009, compared to $43.2 million. The increases in inventories and cash and cash equivalents were partially offset by a decrease in receivables, net which were $50.2 million at February 22, 2009 compared to $69.5 million at May 25, 2008.

Our current liabilities totaled $1.38 billion at February 22, 2009, compared to $1.14 billion at May 25, 2008. Accounts payable and short-term debt totaled $297.1 million and $323.1 million, respectively, at February 22, 2009, compared to $245.1 million and $178.4 million, respectively, at May 25, 2008. The increases in accounts payable and short-term debt are principally due to the timing and terms of seasonal inventory purchases, share repurchases, capital expenditures and related payments during the first nine months of fiscal 2009 and the use of short-term borrowings to manage to desired debt leverage targets. Unearned revenues of $180.3 million at February 22, 2009 increased from $160.5 million at May 25, 2008 principally due to seasonal fluctuations in sales and redemptions of our gift cards, partially offset by lower sales of gift cards in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Other current liabilities of $384.5 million at February 22, 2009 increased from $365.1 million at May 25, 2008 principally due to an increase in losses on our interest rate and commodity derivative instruments, higher workers compensation and public liability accruals and accrued interest, partially offset by a reduction in the fair value of our non-qualified deferred compensation plans.

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

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $974.4 million of our $5.06 billion in total assets as of February 22, 2009, comprised of $519.7 million and $454.7 million of goodwill and trademarks, respectively. We have identified LongHorn Steakhouse® and The Capital Grille® trademarks as indefinite-lived intangible assets, in addition to our goodwill, after considering the expected use of the assets and the regulatory and economic environment within which they are being used. We review our goodwill and other indefinite-lived intangible assets annually, as of the first day of our fourth fiscal quarter, for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Consistent with our policy described above for goodwill and other indefinite-lived intangibles, we performed our annual impairment test of our goodwill and other indefinite-lived intangible assets as of the first day of our fourth fiscal quarter. We performed our annual impairment testing and reached a conclusion as to whether any of our goodwill or other indefinite-lived intangibles were impaired prior to filing our third quarter interim unaudited consolidated financial statements on Form 10-Q. Based on the results of the test, no write downs or impairment charges were required at that time in relation to goodwill or our other indefinite-lived intangible assets. Please refer to Note 3 of the accompanying Consolidated Financial Statements for further discussion.

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

APPLICATION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer adoption of SFAS No. 157 for such items and we do not currently anticipate that full adoption in fiscal 2010 will materially impact our consolidated financial statements. Effective May 24, 2008 and as disclosed in Note 13 – Fair Value Measurements, we have adopted the provisions of SFAS No. 157 for financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted the provisions of SFAS No. 161 during the quarter ended February 22, 2009 as disclosed in Note 12 – Derivative Instruments and Hedging Activities.

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

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009, which will require us to adopt these provisions in fiscal 2010. We are currently evaluating the impact FSP 132(R)-1 will have on our consolidated financial statements.

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 22, 2009, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $19.1 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $154.0 million. The fair value of our long-term fixed rate debt during the first nine months of fiscal 2009 averaged $1.54 billion, with a high of $1.60 billion and a low of $1.41 billion.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of February 22, 2009, the fair value of these treasury lock agreements was a loss of $13.7 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

During the quarter ended November 23, 2008, we entered into interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with amounts outstanding under our Revolving Credit Agreement. As of February 22, 2009, the fair value of these interest rate swap agreements, which expire in April 2009, was a loss of $0.8 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 22, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2009.

During the fiscal quarter ended February 22, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In January 2004, a former food server filed a purported class action in California state court alleging that Red Lobster’s “server banking” policies and practices (under which servers settle guest checks directly with customers throughout their shifts, and turn in collected monies at the shift’s end) improperly required her and other food servers and bartenders to make up cash shortages and walkouts in violation of California law. In January 2007, plaintiffs’ counsel filed in California state court a second purported class action lawsuit on behalf of servers and bartenders alleging that Olive Garden’s server banking policy and its alleged failure to pay split shift premiums violated California law. Although we believed that our policies and practices were lawful and that we had strong defenses to both cases, following mediation with the plaintiffs, we reached a settlement of these claims under which we accrued approximately $4.0 million during fiscal 2008, which was paid during the third quarter of fiscal 2009.

In August 2008, an action was filed in California state court by a former Red Lobster server alleging that Red Lobster’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful, we reached a preliminary settlement of this matter under which we would pay approximately $0.5 million. We expect to pay the settlement amount during fiscal 2009 at the completion of the settlement process.

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

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2008 and in Part II, Item 1a “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended November 23, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 22, 2009. Since commencing repurchases in December 1995, we have repurchased a total of 151.7 million shares through February 22, 2009 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 24, 2008 through December 28, 2008	229,136	$23.39	229,136	10,745,428
December 29, 2008 through January 25, 2009	4,579	$27.56	4,579	10,740,849
January 26, 2008 through February 22, 2009	15,158	$28.47	15,158	10,725,691
Total	248,873	$23.77	248,873	10,725,691

(1)	All of the shares purchased during the quarter ended February 22, 2009 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.	Exhibits

Exhibit 10(a)*	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended.

Exhibit 10(b)*	Form of Amended and Restated Management Continuity Agreement between Darden Restaurants, Inc. and certain of our executive officers.

Exhibit 10(c)*	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

Exhibit 10(d)*	Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. 2002 Long-Term Incentive Plan, as amended.

Exhibit 10(e)*	Form of Restricted Stock Award Agreement under the RARE Hospitality International, Inc. 2002 Long-Term Incentive Plan, as amended.

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	March 26, 2009	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated:	March 26, 2009	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10(a)*	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended.

10(b)*	Form of Amended and Restated Management Continuity Agreement between Darden Restaurants, Inc. and certain of our executive officers.

10(c)*	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

10(d)*	Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. 2002 Long-Term Incentive Plan, as amended.

10(e)*	Form of Restricted Stock Award Agreement under the RARE Hospitality International, Inc. 2002 Long-Term Incentive Plan, as amended.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.