Form 10-K
period 2009-05-31
DARDEN RESTAURANTS INC
filed 2009-07-24
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒.

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $14.30 per share as reported on the New York Stock Exchange on November 23, 2008, was approximately: $1,958,888,217.

Number of shares of Common Stock outstanding as of June 30, 2009: 139,437,832 (excluding 143,573,596 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 24, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after May 31, 2009, are incorporated by reference into Part III, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2009 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 31, 2009

Cautionary Statement Regarding Forward-Looking Statements

Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2010, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”.

PART I

Item 1.	BUSINESS

Introduction

Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 404 million meals in fiscal 2009. As of May 31, 2009, we operated through subsidiaries 1,773 restaurants in the United States and Canada. In the United States, we operated 1,738 restaurants in 49 states (the exception being Alaska), including 661 Red Lobster®, 685 Olive Garden®, 321 LongHorn Steakhouse®, 37 The Capital Grille®, 24 Bahama Breeze®, eight Seasons 52®, and two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar® and The Old Grist Mill Tavern®. In Canada, we operated 35 restaurants, including 29 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except three. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. None of our restaurants in the U.S. or Canada are franchised. Of our 1,773 restaurants open on May 31, 2009, 926 were located on owned sites and 847 were located on leased sites. As of May 31, 2009, we franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee, and 25 Red Lobster restaurants in Japan to an unaffiliated Japanese corporation, under area development and franchise agreements.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center are located at 5900 Lake Ellenor Drive, Orlando, Florida 32809, telephone (407) 245-4000. We anticipate moving to a new restaurant support center, also in Orlando, Florida, during the second quarter of fiscal 2010. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we”, “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

We have a 52/53 week fiscal year ending the last Sunday in May. Our 2009 fiscal year ended May 31, 2009, had 53 weeks, and our 2008 fiscal year ended May 25, 2008, and our 2007 fiscal year ended May 27, 2007, each had 52 weeks.

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

[1]	Source: Nation’s Restaurant News, “Special Report: Top 100,” June 29, 2009 (based on U.S. revenues from company-owned restaurants).

Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 690 restaurants in North America by the end of fiscal 2009. Olive Garden, an internally developed Italian restaurant concept, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2009 had expanded to 691 restaurants in North America. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2009 increased by ten and 38, respectively, as compared to the end of fiscal 2008.

Bahama Breeze is an internally developed concept that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2009, there were 24 Bahama Breeze restaurants.

Seasons 52 is an internally developed concept that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2009, there were eight Seasons 52 restaurants.

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (“RARE”) through a tender offer for $38.15 per share in cash, to be followed by a merger in which the remaining RARE shareholders would each receive $38.15 per share in cash, or approximately $1.27 billion in total purchase price. In addition, as a result of the acquisition, we repaid RARE’s 2.5 percent convertible notes for approximately $134.8 million, including $9.8 million related to a conversion premium. RARE owned and operated two principal restaurant concepts, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition, which was completed on October 1, 2007. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the premium steakhouse category. RARE also had two specialty restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern that were acquired in the merger. The acquired operations are included in our financial statements from the date of the acquisition.

The following table shows our growth and lists the number of restaurants operated by Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 as of the end of each fiscal year since 1970, and the number of LongHorn Steakhouse and The Capital Grille restaurants operated by us as of the end of each fiscal year since fiscal 2008. The final column in the table lists our total sales for the years indicated.

Company-Operated Restaurants Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6						6	3.5
1971	24						24	9.1
1972	47						47	27.1
1973	70						70	48.0
1974	97						97	72.6
1975	137						137	108.5
1976	174						174	174.1
1977	210						210	229.2
1978	236						236	291.4
1979	244						244	337.5
1980	260						260	397.6
1981	291						291	528.4
1982	328						328	614.3
1983	360	1					361	718.5
1984	368	2					370	782.3
1985	372	4					376	842.2
1986	401	14					415	917.3
1987	433	52					485	1,097.7
1988	443	92					535	1,300.8

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)		Total Company Sales ($ in Millions) (2)(3)
1989	490	145					635		1,621.5
1990	521	208					729		1,927.7
1991	568	272					840		2,212.3
1992	619	341					960		2,542.0
1993	638	400					1,038		2,737.0
1994	675	458					1,133		2,963.0
1995	715	477					1,192		3,163.3
1996	729	487			1		1,217		3,191.8
1997	703	477			2		1,182		3,171.8
1998	682	466			3		1,151		3,261.6
1999	669	464			6		1,139		3,432.4
2000	654	469			11		1,134		3,671.3
2001	661	477			16		1,154		3,966.2
2002	667	496			22		1,185		4,303.5
2003	673	524			25	1	1,223		4,530.4
2004	680	543			23	1	1,247		4,794.7
2005	679	563			23	3	1,268		4,977.6
2006	682	582			23	5	1,292		5,353.6
2007	680	614			23	7	1,324		5,567.1
2008	680	653	305	32	23	7	1,702	(4)	6,626.5
2009	690	691	321	37	24	8	1,773	(4)	7,217.5

(1)	Includes only Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52 restaurants included in continuing operations. Excludes other restaurant concepts operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations.

(2)	From fiscal 1996 forward, includes only net sales from continuing operations and excludes sales related to all restaurants that were closed and considered discontinued operations. Periods prior to fiscal 1996 include total sales from all of our operations, including sales from restaurant concepts besides Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.

(3)	Emerging Issues Task Force Issue 00-14 “Accounting for Certain Sales Incentives” (“Issue 00-14”) requires sales incentives to be classified as a reduction of sales. We adopted Issue 00-14 in the fourth quarter of fiscal 2002. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2009. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Includes two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern.

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

Our mission is to be “The best in full service dining, now and for generations.” We believe we can achieve this goal by continuing to build on our strategy to be a brand-building company which is focused on:

•	Brand relevance;

•	Brand support;

•	A vibrant business model;

•	Competitively superior leadership; and

•	A unifying, motivating culture.

Restaurant Concepts

Red Lobster

Red Lobster is the largest full service dining, seafood specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner menu entrée prices range from $10.25 to $32.75, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch menu entrée prices range from $6.99 to $ 12.99. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay biscuits as a guest desires. During fiscal 2009, the average check per person was approximately $19.00 to $19.50, with alcoholic beverages accounting for 7.4 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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

Most dinner menu entrée prices range from $8.95 to $22.95, and most lunch menu entrée prices range from $6.95 to $15.95. The price of each entrée also includes as much fresh salad or soup and breadsticks as a guest desires. For fiscal 2009, the average check per person was approximately $15.50 to $16.00, with alcoholic beverages accounting for 7.7 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic difference in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

LongHorn Steakhouse

Acquired by Darden in October 2007 as part of the RARE acquisition, LongHorn Steakhouse restaurants are full service establishments serving both lunch and dinner in an attractive and inviting atmosphere reminiscent of the classic American West. With locations in 29 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib.

Most dinner menu entrée prices range from $12.00 to $22.00, and most lunch menu entrée prices range from $7.00 to $12.00. The price of each entrée also includes as much freshly baked bread as a guest desires. During fiscal 2009, the average check per person was approximately $17.50 to $18.00, with alcoholic beverages accounting for 9.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

The Capital Grille

Acquired by Darden in October 2007 as part of the RARE acquisition, The Capital Grille has locations in major metropolitan cities in the United States and features relaxed elegance and style. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 350 selections, personalized service, comfortable club-like atmosphere, and premiere private dining rooms.

Most dinner menu entrée prices range from $25.00 to $52.00 and most lunch menu entrée prices range from $13.00 to $35.00. During fiscal 2009, the average check per person was approximately $73.00 to $74.00, with alcoholic beverages accounting for 32.2 percent of The Capital Grille’s sales. The Capital Grille maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.

Bahama Breeze

Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the concept by opening a limited number of additional restaurants in each of the following years, and began national expansion of the concept in 1998. The concept was well received by guests, but due to weaker-than-expected financial performance, in the fourth quarter of fiscal 2004 Bahama Breeze closed six restaurants and wrote down the carrying value of four others. This action reduced the total number of restaurants in operation to 32, and all new restaurant expansion was postponed.

Since fiscal 2004, Bahama Breeze has implemented changes to become a more relevant brand for its guests, evolve its menu to make it more approachable yet still distinctive and improve the guest experience while lowering its operating costs. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine but improved the guest experience and unit economics sufficiently at the remaining restaurants that we have restarted modest unit growth, with one restaurant opened in fiscal 2009, in Wayne, New Jersey, and one projected new restaurant opening in Jacksonville, Florida, in fiscal 2010. The results of operations of the nine closed restaurants are reported as a component of discontinued operations in the accompanying consolidated financial statements.

Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $9.00 to $14.00. During fiscal 2009, the average check per person was approximately $23.00 to $23.50, with alcoholic beverages accounting for 23.1 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Seasons 52

Seasons 52 is a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. It offers an international wine list of more than 90 wines, with 64 available by the glass. Seasons 52 first opened in 2003, and currently operates eight existing restaurants with plans to open two to three new restaurants in fiscal 2010.

Discontinued Operations

In fiscal 2007, we announced the closure of 54 Smokey Bones Barbeque & Grill restaurants and two Rocky River Grillhouse restaurants, and subsequently sold the remaining 73 operating Smokey Bones restaurants during fiscal 2008. Also in fiscal 2007, we closed nine Bahama Breeze restaurants. The results of operations for these restaurants are treated as a component of discontinued operations in the accompanying consolidated financial statements.

Recent and Planned Growth

On a continuing operations basis, during fiscal 2009, we opened 71 net new restaurants. Our actual and projected net new openings from continuing operations by concept are shown below.

	Actual Net New Restaurant Openings Fiscal 2009	Projected Net New Restaurant Openings Fiscal 2010
Red Lobster	10	3-5
Olive Garden	38	30-32
LongHorn Steakhouse	16	10-12
The Capital Grille	5	3
Bahama Breeze	1	1
Seasons 52	1	2-3

Totals	71	Approximately 50-55

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

The following table illustrates the approximate average capital investment, size and dining capacity of the 15 Red Lobster restaurants (12 new restaurants and three relocations), 41 Olive Garden restaurants (38 new restaurants and three relocations) and the 21 LongHorn Steakhouse restaurants (all new and no relocations) opened during fiscal 2009. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,297,000	7,028	233	54
Olive Garden	$4,284,000	7,500	238	58
LongHorn Steakhouse	$3,540,000	5,575	178	42

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.

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

As discussed above under “Discontinued Operations,” we sold or closed a number of restaurants during fiscal 2007 and 2008. While not included in discontinued operations, in fiscal 2008, we permanently closed three Red Lobster restaurants, one Olive Garden restaurant and, following the acquisition of RARE on October 1, 2007, one LongHorn Steakhouse restaurant. During fiscal 2009, we permanently closed three Red Lobster restaurants, one Olive Garden restaurant, five LongHorn Steakhouse restaurants, and no The Capital Grille, Bahama Breeze or Seasons 52 restaurants. We continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.

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

Each typical Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-185 hourly employees, most of who work part-time. Restaurant general managers report to multi unit supervisors who are Directors of Operations or Regional Directors. At the end of fiscal 2009, each multi unit supervisor was responsible for approximately six to 10 restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

The management staff of a typical LongHorn Steakhouse and The Capital Grille restaurant consists of one managing partner, one to four assistant managers and one or two kitchen managers. In addition, each of these restaurants employs approximately 40 to 80 hourly employees. The managing partner of each restaurant reports directly to a multi unit supervisor who may be a Director of Operations or Regional Director. Multi unit supervisors have operational responsibility for approximately three to nine restaurants. Regional Directors at The Capital Grille also have responsibility for The Old Grist Mill Tavern and Hemenway’s Seafood Grille & Oyster Bar restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

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

We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors and usually source our product directly from producers (not brokers or middlemen). We operate procurement offices in Yantai, China and Toronto, Canada, our only purchasing offices outside of Orlando, Florida, to source products directly from Asia and Canada. While the supply of certain seafood species is volatile, we believe we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to restaurants through independent national distribution companies. In addition, through strategic alliances between our subsidiary Darden Direct Distribution, Inc. and these distribution companies, we maintain inventory ownership and dedicated operations in select environments enhancing our supply chain’s competitive advantage.

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and in fiscal 2009 we spent approximately 8.0 percent and 4.3 percent, respectively, of our purchasing dollars with those firms.

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

Employees

At the end of fiscal 2009, we employed approximately 179,000 persons. Of these employees, approximately 1,400 were corporate or restaurant concept personnel located in our restaurant support center in Orlando, Florida, approximately 7,800 were restaurant management personnel in the restaurants or in field offices and the remainder were hourly restaurant personnel. Of the corporate and restaurant concept personnel located at our restaurant support center in Orlando, approximately 62 percent were management personnel and the balance were administrative or office employees. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant concepts, yet are flexible enough to meet the unique needs of each restaurant concepts. These management information systems include a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems and a high-speed data network connecting all restaurants to all current and anticipated future applications. Several years ago, we implemented “DASH”, a next generation technology platform for our restaurant point of sale system in Olive Garden, Red Lobster, Bahama Breeze and Seasons 52 restaurants and a new meal pacing system in Olive Garden and Red Lobster restaurants. The new meal pacing system is designed to properly pace the preparation of menu items, based on cook-times, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns.

In the past year, we essentially completed integrating the LongHorn Steakhouse and The Capital Grille restaurant businesses into the Company’s core business processes and applications. The “DASH” point of sale system implementation was completed in June 2009. During the past year, we also implemented a web-based Labor Management system in Olive Garden restaurants, which has been in use for some time at Red Lobster and Bahama Breeze, and moved substantially all of our data center and network operations to the new data center located at the new restaurant support center campus.

Restaurant hardware and software support for all of our restaurant concepts, including the newly integrated LongHorn Steakhouse and The Capital Grille concepts, is provided or coordinated from the restaurant support center in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. The new restaurant support center houses our data center, which contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

As noted above under “Purchasing and Distribution,” we are in the process of expanding “iKitchen” to our regional suppliers. During fiscal 2010, we will begin efforts to strengthen existing tools used to forecast demand for product level information throughout the supply chain.

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

Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.

Trademarks, Service Marks, Franchises and Joint Ventures

We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.

All but three of our 1,773 restaurants in operation at May 31, 2009 are Company-owned and operated. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We have one unaffiliated franchisee with the right under an area development and franchise agreement to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of May 31, 2009, this franchisee operated five LongHorn Steakhouse restaurants in Puerto Rico. Our only restaurant operations outside of North America are conducted through an area development and franchise agreement with an unaffiliated Japanese corporation. This corporation operated 25 Red Lobster restaurants in Japan as of May 31, 2009. We do not have an ownership interest in this corporation, but we receive royalty income under the franchise agreement. The amount of income we derive from these joint venture and franchise arrangements is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2009, our average sales per restaurant were highest in the summer and spring, followed by the winter, and lowest in the fall. During fiscal 2008 and 2007, our average sales per restaurant were highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

During fiscal 2009, 9.1 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2009 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2009, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

Clarence Otis, Jr., age 53, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 53, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and direct-marketed consumer information products. Prior to joining us, he held various positions at James River Corporation (now part of Koch Industries), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc. a manufacturer and marketer of consumer food products, where he held progressively more responsible positions until being promoted to Vice President of Marketing.

James (J.J.) Buettgen, age 49, has been our Senior Vice President, New Business Development since May 2007. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a full service dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until

June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994. From 1994 to 1998, he was Vice President of Marketing for Olive Garden until being promoted to Senior Vice President of Marketing for Olive Garden in 1998.

Valerie K. Collins, age 50, has been our Senior Vice President, Corporate Controller since December 2006, and was Senior Vice President, Corporate Controller, and Chief Information Officer from December 2006 until September 2007. She served as our Senior Vice President and Chief Information Officer from January 2003 until December 2006, and Senior Vice President, Finance and Controller for Red Lobster from August 1998 until January 2003. She joined Red Lobster in 1985 as Manager of Accounting Systems and held progressively more responsible positions until being promoted to Vice President Finance and Controller for Olive Garden in 1994 and to Senior Vice President Finance and Controller for Olive Garden in 1996.

David C. George, age 53, has been our President of LongHorn Steakhouse since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse, and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Eugene I. (Gene) Lee, Jr., age 48, has been President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and Chief Operating Officer.

Kim A. Lopdrup, age 51, has been our Senior Vice President and President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries, where he held progressively more responsible positions in marketing, strategic planning and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Robert McAdam, age 51, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000 he was a Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 51, has been our Senior Vice President, Human Resources since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to October 2005.

David T. Pickens, age 54, has been our Senior Vice President and President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 50, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden

from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing positions with our York Steak House, Red Lobster and Olive Garden concepts in both the United States and Canada.

Paula J. Shives, age 58, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver’s Restaurants, Inc., a seafood restaurant company.

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

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full service dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant concepts. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, such as the one currently being experienced in the U.S and many other global economies, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices could cause customers to make fewer discretionary purchases, and any significant decrease in our customer traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, may spend less on each dining out occasion, or may choose more inexpensive restaurants.

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

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our financial condition and results of operations.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

We may lose revenue or incur increased costs if our restaurants experience shortages or interruptions in the delivery of food and other products from our third party vendors and suppliers.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or remain solvent given disruptions in the financial markets, or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. We may have a limited number of suppliers for certain of our products. Supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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

We rely heavily on information systems across our operations, including for management of our supply chain, point-of-sale processing in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the problem.

Increased advertising and marketing costs could adversely affect our results of operations.

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations.

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

Health concerns arising from outbreaks of flu viruses or other diseases may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flu or “SARS”, and H1N1 or “swine flu”, or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant concept or menu in response to such concerns, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. At the federal level, it is uncertain what impact efforts to reform the health care system could have on our business, and whether it would result in affordable health care for our employees, or raise costs for both taxpayers and businesses. We also face risks from new and changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. Some states and localities have adopted or are considering policies that would require restaurants to provide calorie and other nutrition information on menus and menu boards. Legislation also may be considered at the federal level that would seek to establish a uniform nationwide approach detailing what information restaurants must provide. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

We may not realize the full anticipated benefits of the RARE acquisition.

There can be no assurance that the RARE acquisition will result in the realization of the full anticipated benefits. We acquired RARE with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency and effectiveness in purchasing, distribution and other restaurant and corporate support. However, we may not be able to realize the full synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition. We may experience increased competition that limits our ability to expand our business, and may not be able to capitalize on expected business opportunities if general industry and business conditions deteriorate. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the full anticipated benefits of the acquisition, our expectations of future results of operations, including the synergies expected to result from the acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

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

Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns and may increase pension plan expenses.

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

We use or may use derivatives to hedge price risk for some of our principal ingredient and energy costs, including but not limited to coffee, wheat, soybean oil, pork, beef and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements. We may experience volatile earnings as a result of these accounting treatments.”

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Restaurant Properties – Continuing Operations

As of May 31, 2009, we operated 1,773 restaurants (consisting of 690 Red Lobster, 691 Olive Garden, 321 LongHorn Steakhouse, 37 The Capital Grille, 24 Bahama Breeze, eight Seasons 52, one The Old Grist Mill Tavern and one Hemenway’s Seafood Grille & Oyster Bar restaurants) in the following locations:

Alabama (38)

Arizona (39)

Arkansas (13)

California (102)

Colorado (32)

Connecticut (14)

Delaware (7)

District of Columbia (1)

Florida (198)

Georgia (114)

Hawaii (1)

Idaho (8)

Illinois (64)

Indiana (49)

Iowa (15)

Kansas (16)

Kentucky (22)

Louisiana (14)

Maine (9)

Maryland (34)

Massachusetts (31)

Michigan (58)

Minnesota (25)

Mississippi (13)

Missouri (43)

Montana (2)

Nebraska (8)

Nevada (14)

New Hampshire (10)

New Jersey (46)

New Mexico (11)

New York (52)

North Carolina (53)

North Dakota (5)

Ohio (101)

Oklahoma (21)

Oregon (12)

Pennsylvania (85)

Rhode Island (4)

South Carolina (35)

South Dakota (4)

Tennessee (50)

Texas (130)

Utah (16)

Vermont (2)

Virginia (56)

Washington (28)

West Virginia (11)

Wisconsin (19)

Wyoming (3)

Canada (35)

Of these 1,773 restaurants open on May 31, 2009, 926 were located on owned sites and 847 were located on leased sites. The 847 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	665
Ground and Building Leases	77
Space/In-Line/Other Leases	105

Total	847

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

All of the buildings that make up our executive offices, culinary center, training facilities and our supporting warehouses in Orange County (Orlando metro area), Florida, are currently leased. On June 20, 2006, we entered into an agreement to sell and lease back the 10 buildings that we previously owned which comprised the majority of our current Restaurant Support Center. The sale and the commencement of our leases for those buildings occurred in August 2006. The leases for those buildings were recently amended to eliminate additional renewal options and to provide for a termination in late December, 2009.

We purchased several adjacent parcels of vacant land in Orange County, Florida, and plan to relocate our headquarters to this site. Construction of the main headquarters building, data center and parking deck is nearly complete. We expect the Restaurant Support Center campus at this new location to offer a more collaborative and unified environment with additional room for future growth. We currently project completing the first phase of this development and relocating to the new Restaurant Support Center during the second quarter of fiscal 2010.

As part of the acquisition of RARE, we acquired ownership of the former RARE executive offices and central training facility located in six office buildings in Atlanta, Georgia. We sold one of those buildings. The remaining buildings are currently being marketed for sale.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2009 Annual Report to Shareholders, incorporated herein by reference.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In April 2009, a former Red Lobster employee filed a purported class action in New York state court, alleging wage and hour violations and meal and rest break practices in violation of New York law, seeking an unspecified amount of damages. We believe that our practices were lawful, and intend to vigorously defend our position in this action.

In July 2008, an action was filed in California state court by a group of former Red Lobster managers alleging that the salaried general managers of the restaurants were not paid minimum wage for all hours worked because they were not paid for time spent attending various seminars and conferences. In addition, the managers claim that they were not provided with rest and meal breaks pursuant to California law. The complaint seeks to have the suit certified as a class action. Although we believe that our policies and practices were lawful, following mediation with the plaintiffs we reached a settlement of these claims under for approximately $0.1 million. We accrued this amount during the fourth quarter of fiscal 2009 and expect to pay the settlement amount during fiscal 2010 at the completion of the settlement process.

In August 2008, an action was filed in California state court by a former Red Lobster server alleging that Red Lobster’s scheduling practices resulted in failure to properly pay reporting time (minimum shift) pay as well as to pay minimum wage, to provide itemized wage statements, and to timely pay employees upon the termination of their employment. The complaint sought to have the suit certified as a class action. Although we believed that our policies and practices were lawful, we reached a preliminary settlement of this matter under which we would pay approximately $0.5 million. We paid the settlement amount during the first quarter of fiscal 2010 at the completion of the settlement process.

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

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against Darden and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of Darden’s common stock between June 19, 2007 and December 18, 2007 (the Class). The complaint alleges that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about Darden’s prospects and guidance for fiscal 2008. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff seeks to recover unspecified damages on behalf of the Class. Darden and the individual defendants moved to dismiss the complaint. On July 2, 2009, the magistrate judge assigned to the action entered a Report and Recommendation recommending dismissal of all claims. On July 17, 2009, the plaintiffs filed an objection to the Report and Recommendation with the District Court Judge. We intend to vigorously defend our position in this action.

By letter dated May 9, 2008, a putative shareholder demanded that our Board of Directors take action to remedy alleged breaches of fiduciary duty to Darden by certain officers and directors. The letter contains similar allegations to those in the purported class action described above regarding the alleged issuance of false and misleading statements and omissions regarding Darden’s financial results and sales growth. On September 10, 2008, this same putative shareholder on behalf of nominal defendant Darden filed a shareholder derivative civil action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against Darden, our Board of Directors, and several of our senior executives, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The allegations in the complaint arise out of the same facts alleged in the purported class action complaint referenced above. In particular, the complaint alleges that during the period June 19, 2007 and December 18, 2007, certain of the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information about Darden’s prospects and earnings guidance for fiscal 2008, and that certain defendants benefited from these false and misleading statements in selling Darden stock at an inflated price. The complaint seeks to recover in favor of Darden, damages sustained by Darden as a result of the defendants’ alleged breaches of fiduciary duty, and the imposition of a constructive trust in favor of Darden for the amount of proceeds realized by certain defendants from the sale of Darden stock. Fees and costs, as well as equitable relief, are also sought. The Board has formed a special litigation committee to evaluate these claims. The shareholder derivative action has been stayed pending the special litigation committee’s review.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2009, there were approximately 39,597 record holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2008 and 2009 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2009 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 31, 2009. Since commencing our repurchase program in December 1995, we have repurchased a total of 152.1 million shares through May 31, 2009 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 23, 2009 through March 29, 2009	419,668	$28.69	419,668	10,306,023
March 30, 2009 through April 26, 2009	2,412	$35.76	2,412	10,303,611
April 27, 2009 through May 31, 2009	2,623	$36.18	2,623	10,300,988
Total	424,703	$28.78	424,703	10,300,988

(1)	All of the shares purchased during the quarter ended May 31, 2009 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2005 through 2009 contained in the Five-Year Financial Summary in our 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2009 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

During the fiscal quarter ended May 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting in our 2009 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

At a meeting held on July 13, 2009, the Compensation Committee (the “Committee”) of the Company’s Board of Directors took the following actions, subject to further approval by the other independent directors on the Board of Directors that was obtained effective July 23, 2009, with regard to compensatory arrangements for the Company’s executive officers.

Revised Form of Management Continuity Agreement

In order to conform to what the Company believes are current best practices for executive change of control severance agreements by comparable companies, the Committee approved a revised form of Amended and Restated Management Continuity Agreement (the “New Form Continuity Agreement”) that it anticipates will be executed with each of our executive officers in due course. The New Form Continuity Agreement includes the following changes as compared to the Amended and Restated Management Continuity Agreements currently in effect with our executive officers (“Existing Agreements”). The New Form Continuity Agreement:

•

Eliminates a provision that permits executives to resign voluntarily during the 30-day period following the first anniversary of a change of control and receive severance compensation. The New Form Continuity Agreement now has a “double trigger” in which an executive would receive payouts following a change in control only if the executive lost his or her job, or resigned for “good reason” such as a substantial diminution of job duties within 24 months following the change of control;

•	Eliminates the so-called “golden parachute” excise tax gross up provision that applies in the Existing Agreements in certain limited circumstances;

•	Updates the definition of “change of control” to mean certain specific and objective events that the Committee determined would result in an actual transfer of control of the Company;

•

Reduces the bonus component of severance payments from the highest bonus paid to the executive in the three years prior to the change of control, as provided in the Existing Agreements, to the average bonus paid to the executive in the three years prior to the change of control; and

•	Eliminates severance benefits for terminations of employment after the second anniversary of a change of control.

The New Form Continuity Agreement is filed as Exhibit 10(i) to this Form 10-K, and is incorporated herein by reference. The foregoing summary is qualified in its entirety by reference to the full text of that document.

Amendment of Management and Professional Incentive Plan

The Committee approved the Amended and Restated Darden Restaurants, Inc. Management and Professional Incentive Plan (the “MIP”). Under the MIP, both before and after this amendment, no amendments, modification or termination may be made after a change of control (as defined) without the written consent of a majority of covered participants determined immediately before such change of control. The MIP has been amended to conform the definition of “change of control” to the definition used in the New Form Continuity Agreement as discussed above.

The Amended and Restated MIP is filed as Exhibit 10(e) to this Form 10-K, and is incorporated herein by reference. The foregoing summary is qualified in its entirety by reference to the full text of that document.

Amendments to Form of Performance Stock Unit (PSU) Award Agreement for New Awards and Certain Outstanding PSU Award Agreements

The Committee approved changes to the form of the Darden Restaurants, Inc. 2002 Stock Incentive Plan (“2002 Plan”) PSU Award Agreement to be used for the Company’s executive officers commencing in fiscal 2010. Amendments to this form include the following changes.

•	Updating the definition of “change of control” in a manner consistent with the New Form Continuity Agreements discussed above;

•

Adding a so-called “clawback” provision which mandates in specified circumstances the return (or forfeiture) of amounts if the Company must restate its financial statements due to fraud and the Committee determines that the executive knowingly participated in the fraud. The return of amounts paid (or forfeiture of amounts owed) may be required at any time within two years after the restatement; and

•

Changing the performance measure for PSU awards so they are earned based on three-year Company performance relative to sales and earnings targets, rather than five-year vesting based on sales and return on gross investment. Under the new form of PSU Award Agreement, if the Company achieves performance objectives consistent with performance in the top quartile of the S&P 500 for the three-year period as measured by sales growth and earnings per share growth weighted equally, 100% of the PSU grant for that period will be earned. The Committee generally will determine the actual number of PSUs earned by multiplying the target number of PSUs by the average level of achievement of the goals established annually by the Committee during each year of the performance period (which can vary from 0% to 150% of the target number), plus an additional cash amount equal to the dollar value of dividends paid on the Company’s common stock. Dividend equivalents will not be paid on unvested PSUs.

The new form of PSU Award Agreement is filed as Exhibit 10(p) to this Form 10-K, and is incorporated herein by reference. The foregoing summary is qualified in its entirety by reference to the full text of that document.

The Committee also approved amendments to outstanding PSU Award Agreements with the Company’s executive officers granted for five-year performance cycles beginning in fiscal 2007, fiscal 2008 and fiscal 2009, to conform the vesting and performance measure provisions in those agreements to those in the Company’s revised form of PSU Award Agreement for fiscal 2010. Prior to the amendments, the award opportunity under the outstanding PSU Award Agreements could be earned based on the Company’s sales growth and return on gross investment for new and relocated restaurants. The amended agreements provide that with respect to each of the remaining years in each applicable performance cycle, an award opportunity can be earned based on the Company’s sales and earnings performance consistent with performance in the top quartile of the S&P 500, as further described above for the amended form of PSU Award Agreement for fiscal 2010.

The Form of Amendment to Exhibit A to the Fiscal 2007, 2008 and 2009 PSU Award Agreements under the 2002 Plan is filed as Exhibit 10(t) to this Form 10-K, and is incorporated herein by reference. The foregoing summary is qualified in its entirety by reference to the full text of that document.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1 – Election of Eleven Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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

We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, Compensation Committee, and Nominating and Governance Committee. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 5900 Lake Ellenor Drive, Orlando, Florida 32809, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Stock Ownership Of Principal Shareholders,” “Stock Ownership Of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section entitled “Corporate Governance - Related Party Transaction Policy and Procedures,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees And Services” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007.

Consolidated Balance Sheets at May 31, 2009 and May 25, 2008.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007.

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007.

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

Dated: July 24, 2009	DARDEN RESTAURANTS, INC.

	By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 24, 2009

/s/ C. Bradford Richmond C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 24, 2009

/s/ Leonard L. Berry* Leonard L. Berry	Director

/s/ Odie C. Donald* Odie C. Donald	Director

/s/ Christopher J. (CJ) Fraleigh* Christopher J. (CJ) Fraleigh	Director

/s/ David H. Hughes* David H. Hughes	Director

/s/ Charles A. Ledsinger, Jr.* Charles A. Ledsinger, Jr.	Director

/s/ William M. Lewis, Jr.* William M. Lewis, Jr.	Director

/s/ Andrew H. Madsen* Andrew H. Madsen	Director

/s/ Cornelius McGillicuddy, III* ** Cornelius McGillicuddy, III	Director

/s/ Michael D. Rose* Michael D. Rose	Director

/s/ Maria A. Sastre* Maria A. Sastre	Director

/s/ Jack A. Smith* Jack A. Smith	Director

* By:	/s/ Paula J. Shives
Paula J. Shives, Attorney-In-Fact July 24, 2009

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit Number	Title

2	Agreement and Plan of Merger, dated as of August 16, 2007, among us, Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

3(b)	Bylaws as amended June 14, 2007 (incorporated by reference to Exhibit 3(ii) to our Current Report on Form 8-K filed June 19, 2007).

4(a)	Rights Agreement dated as of May 16, 2005, by and between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4(b)	Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on June 5, 2006).

4(c)	Indenture dated as of January 1, 1996, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

* 10(a)	Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2003).

* 10(b)	Darden Restaurants, Inc. FlexComp Plan, as amended (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended November 23, 2008).

* 10(c)	Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(d)	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(e)	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended.

* 10(f)	Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10(g)	Amendment No. 1 dated December 19, 2008 to Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(e) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(h)	Form of Amended and Restated Management Continuity Agreement, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2009).

* 10(i)	Revised form of Amended and Restated Management Continuity Agreement, anticipated to be entered into in due course between us and our executive officers.

* 10(j)	Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non-Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

* 10(k)	Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(l)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

10(m)	Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

*10(n)	Darden Restaurants, Inc. Director Compensation Program, as amended (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10(o)	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive.

*10(p)	Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10(q)	Form of fiscal 2009 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(r)	Form of fiscal 2008 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(r) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, filed July 19, 2007).

*10(s)	Form of fiscal 2007 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(g) to our Current Report on Form 8-K filed June 20, 2006).

*10(t)	Form of Amendment to Exhibit A to the form of fiscal 2007, 2008 and 2009 Performance Stock Unit Award Agreements under the Darden Restaurants Inc. 2002 Stock Incentive Plan, as amended.

*10(u)	Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended June 29, 2003).

*10(v)	First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(w)	Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(x)	Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(y)	Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000-19924) for fiscal year ended December 31, 2006).

*10(z)	Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(aa)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended.

*10(bb)	Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2009 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.