Form 10-Q
period 2009-08-30
DARDEN RESTAURANTS INC
filed 2009-10-08
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

1-13666

Commission File Number

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Darden Center Drive,
Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

407-245-4000

(Registrant’s telephone number, including area code)

5900 Lake Ellenor Drive, Orlando, FL 32809

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of September 16, 2009: 139,616,497 (excluding 143,465,232 shares held in our treasury).

DARDEN RESTAURANTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2010, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, together with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Information Regarding Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended
	August 30, 2009	August 24, 2008

Sales	$1,734.0	$1,774.2
Costs and expenses:
Cost of sales:
Food and beverage	500.3	546.8
Restaurant labor	568.0	558.3
Restaurant expenses	267.4	288.0

Total cost of sales, excluding restaurant depreciation and amortization of $69.5 and $64.4, respectively	$1,335.7	$1,393.1
Selling, general and administrative	171.4	170.5
Depreciation and amortization	72.9	68.8
Interest, net	23.7	27.4

Total costs and expenses	$1,603.7	$1,659.8

Earnings before income taxes	130.3	114.4
Income taxes	(35.3)	(32.0)

Earnings from continuing operations	95.0	82.4
Losses from discontinued operations, net of tax benefit of $0.4 and $0.2, respectively	(0.7)	(0.3)

Net earnings	$94.3	$82.1

Basic net earnings per share:
Earnings from continuing operations	$0.68	$0.59
Losses from discontinued operations	—	—

Net earnings	$0.68	$0.59

Diluted net earnings per share:
Earnings from continuing operations	$0.67	$0.58
Losses from discontinued operations	—	—

Net earnings	$0.67	$0.58

Average number of common shares outstanding:
Basic	138.7	139.0
Diluted	141.3	142.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	August 30, 2009	May 31, 2009

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$79.4	$62.9
Receivables, net	42.5	37.1
Inventories	230.5	247.0
Prepaid income taxes	22.0	53.2
Prepaid expenses and other current assets	53.8	44.2
Deferred income taxes	108.3	110.4

Total current assets	$536.5	$554.8
Land, buildings and equipment, net	3,319.0	3,306.7
Goodwill	518.5	518.7
Trademarks	454.0	454.4
Other assets	194.8	190.6

Total assets	$5,022.8	$5,025.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232.2	$237.0
Short-term debt	113.2	150.0
Accrued payroll	116.7	138.3
Other accrued taxes	63.1	60.2
Unearned revenues	115.7	138.3
Current portion of long-term debt	149.8	—
Other current liabilities	383.4	372.3

Total current liabilities	$1,174.1	$1,096.1
Long-term debt, less current portion	1,483.9	1,632.3
Deferred income taxes	295.6	297.0
Deferred rent	158.2	154.6
Obligations under capital leases, net of current installments	58.6	58.9
Other liabilities	175.6	180.3

Total liabilities	$3,346.0	$3,419.2

Stockholders’ equity:
Common stock and surplus	$2,194.8	$2,183.1
Retained earnings	2,417.0	2,357.4
Treasury stock	(2,865.5)	(2,864.2)
Accumulated other comprehensive income (loss)	(56.8)	(57.2)
Unearned compensation	(12.7)	(13.0)
Officer notes receivable	—	(0.1)

Total stockholders’ equity	$1,676.8	$1,606.0

Total liabilities and stockholders’ equity	$5,022.8	$5,025.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended August 30, 2009 and August 24, 2008

(In millions) (Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	94.3	—	—	—	—	94.3
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	0.7	—	—	0.7
Change in fair value of derivatives, net of tax of $(0.6)	—	—	—	(0.8)	—	—	(0.8)
Amortization of unrecognized net actuarial loss, net of tax of $0.3	—	—	—	0.5	—	—	0.5
Total comprehensive income							94.7
Cash dividends declared	—	(34.7)	—	—	—	—	(34.7)
Stock option exercises (0.1 shares)	2.0	—	0.3	—	—	—	2.3
Stock-based compensation	7.4	—	—	—	—	—	7.4
ESOP note receivable repayments	—	—	—	—	0.3	—	0.3
Income tax benefits credited to equity	1.0	—	—	—	—	—	1.0
Purchases of common stock for treasury (0.1 shares)	—	—	(2.0)	—	—	—	(2.0)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.3	—	0.4	—	—	—	1.7
Repayment of officer notes	—	—	—	—	—	0.1	0.1
Balance at August 30, 2009	$2,194.8	$2,417.0	$(2,865.5)	$(56.8)	$(12.7)	$—	$1,676.8

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	82.1	—	—	—	—	82.1
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.8)	—	—	(1.8)
Change in fair value of derivatives, net of tax of $(1.4)	—	—	—	(1.8)	—	—	(1.8)
Amortization of unrecognized net actuarial loss, net of tax of $0.5	—	—	—	0.8	—	—	0.8
Total comprehensive income							79.3
Cash dividends declared	—	(27.9)	—	—	—	—	(27.9)
Stock option exercises (0.4 shares)	6.4	—	0.7	—	—	—	7.1
Stock-based compensation	8.3	—	—	—	—	—	8.3
ESOP note receivable repayments	—	—	—	—	1.9	—	1.9
Income tax benefits credited to equity	2.9	—	—	—	—	—	2.9
Purchases of common stock for treasury (2.1 shares)	—	—	(68.4)	—	—	—	(68.4)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	1.1	—	0.4	—	—	—	1.5
Balance at August 24, 2008	$2,093.6	$2,150.2	$(2,791.3)	$(23.5)	$(15.1)	$(0.1)	$1,413.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	August 30, 2009	August 24, 2008

Cash flows—operating activities
Net earnings	$94.3	$82.1
Losses from discontinued operations, net of tax benefit	0.7	0.3
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	72.9	68.8
Asset impairment	1.1	0.7
Amortization of loan costs	0.7	1.1
Stock-based compensation expense	9.8	11.0
Change in current assets and liabilities	4.0	(11.3)
Contributions to postretirement plan	(0.7)	(0.2)
Change in cash surrender value of trust owned life insurance	(4.6)	3.8
Deferred income taxes	0.8	0.1
Change in deferred rent	3.7	3.9
Change in other liabilities	(5.6)	0.3
Income tax benefits from exercise of converted options	0.2	—
Other, net	0.6	0.8

Net cash provided by operating activities of continuing operations	$177.9	$161.4

Cash flows—investing activities
Purchases of land, buildings and equipment	(95.7)	(135.4)
Proceeds from disposal of land, buildings and equipment (including assets held for disposal)	5.4	0.6
(Increase) decrease in other assets	(1.9)	1.5

Net cash used in investing activities of continuing operations	$(92.2)	$(133.3)

Cash flows—financing activities
Proceeds from issuance of common stock	4.0	8.7
Dividends paid	(34.7)	(27.9)
Purchases of treasury stock	(2.0)	(68.4)
Income tax benefits credited to equity	1.0	2.9
(Repayment of) proceeds from short-term debt	(36.8)	58.9
ESOP note receivable repayment	0.3	1.9
Principal payments on capital leases	(0.3)	(0.3)
Repayment of long-term debt	(0.3)	(1.9)

Net cash used in financing activities of continuing operations	$(68.8)	$(26.1)

Cash flows – discontinued operations
Net cash used in operating activities of discontinued operations	(0.4)	(0.1)
Net cash provided by investing activities of discontinued operations	—	0.4

Net cash (used in) provided by discontinued operations	$(0.4)	$0.3

Increase in cash and cash equivalents	16.5	2.3
Cash and cash equivalents - beginning of period	62.9	43.2

Cash and cash equivalents - end of period	$79.4	$45.5

Cash flows from changes in current assets and liabilities
Receivables, net	(5.4)	32.0
Inventories	16.5	(59.1)
Prepaid expenses and other current assets	(9.5)	0.5
Accounts payable	0.8	30.5
Accrued payroll	(21.6)	(21.7)
Accrued income taxes	31.3	10.3
Other accrued taxes	2.8	4.9
Unearned revenues	(22.3)	(24.0)
Other current liabilities	11.4	15.3

Change in current assets and liabilities	$4.0	$(11.3)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

During the quarter ended August 30, 2009, we sold Hemenway’s Seafood Grille & Oyster Bar to a third party for $0.8 million and recognized a loss of $0.1 million.

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Supplemental Cash Flow Information

(in millions)	Quarter Ended
	August 30, 2009	August 24, 2008
Interest paid, net of amounts capitalized	$8.8	$13.4
Income taxes paid	1.8	5.7

Note 3. Stock-Based Compensation

We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units, which are classified as liabilities and are marked to market as of the end of each fiscal period.

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of August 30, 2009 and August 24, 2008, were as follows:

	Stock Options Granted During the Three Months Ended
	August 30, 2009	August 24, 2008
Weighted-average fair value	$10.71	$10.63
Risk-free interest rate	2.96%	3.46%
Expected volatility of stock	40.6%	34.4%
Dividend yield	2.84%	2.10%
Expected option life	6.6 years	6.4 years

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of our stock-based compensation activity for the three months ended August 30, 2009:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	15.2	1.0	1.2	0.7
Awards granted	1.7	—	0.8	0.3
Awards exercised	(0.1)	(0.2)	(0.3)	—
Awards forfeited	—	—	—	(0.1)
Outstanding end of period	16.8	0.8	1.7	0.9

During the quarters ended August 30, 2009 and August 24, 2008, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended
	August 30, 2009	August 24, 2008

Stock options	$4.4	$4.5
Restricted stock/restricted stock units	2.3	3.2
Darden stock units	2.0	2.6
Performance stock units	0.5	0.3
Employee stock purchase plan	0.4	0.4
Director compensation program/other	0.2	—
	$9.8	$11.0

Note 4. Income Taxes

The effective income tax rate for the quarter ended August 30, 2009 was 27.1 percent compared to an effective income tax rate of 28.0 percent for the quarter ended August 24, 2008. The decrease in the effective income tax rate during the current fiscal quarter is primarily attributable to gains on our trust owned life insurance that are not deemed income for tax purposes and an increase in the impact of certain tax credits and deductions.

Included in our remaining balance of unrecognized tax benefits is $7.6 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 30, 2009, we were in compliance with all covenants under the Revolving Credit Agreement.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 30, 2009, $85.0 million was outstanding under the Revolving Credit Agreement. As of August 30, 2009, $28.2 million of commercial paper and $54.3 million of letters of credit were outstanding, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of August 30, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of August 30, 2009, we had $532.5 million of availability under the Revolving Credit Agreement.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 30, 2009, no adjustments to these interest rates had been made.

Our $150 million of unsecured 4.875 percent senior notes due in August 2010 is included in current liabilities as current portion of long-term debt, which we plan to repay through the issuance of unsecured debt securities in fiscal 2011.

Note 6. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase 6.7 million and 7.0 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 30, 2009 and August 24, 2008, respectively, because the effect would have been anti-dilutive.

Note 7. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities laws, we repurchased 0.1 million shares of our common stock for $2.0 million during the quarter ended August 30, 2009, resulting in a cumulative repurchase of 152.2 million shares as of August 30, 2009.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	August 30, 2009	August 24, 2008	August 30, 2009	August 24, 2008
Service cost	$1.4	$1.5	$0.5	$0.2
Interest cost	3.0	2.5	0.2	0.4
Expected return on plan assets	(4.1)	(4.1)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	0.2	0.1	0.2	0.1

Net periodic benefit cost	$0.5	$—	$0.9	$0.7

Note 9. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Natural Gas Commodity Contracts

We enter into natural gas swap contracts to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas swap derivative contracts as cash flow hedging instruments. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are subsequently reclassified into earnings as a component of restaurant expenses when the natural gas is purchased and used by us in our operations. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. As of August 30, 2009 and May 31, 2009, we were party to natural gas swap contracts designated as effective cash flow hedging instruments with notional values of $7.5 million and $9.9 million, respectively. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas swap contracts as economic hedges. All changes in the fair value of our economic hedge contracts are recorded currently in earnings in the period in which they occur. As of August 30, 2009 and May 31, 2009, we were party to natural gas swap contracts, which were not designated as cash flow hedging instruments, with total notional values of $0.5 million and $1.3 million, respectively.

Other Commodity Contracts

We enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). To the extent these derivatives are effective in offsetting the variability of the hedged

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cash flows, and otherwise meet the hedge accounting criteria of SFAS No. 133, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage expenses when the product is purchased for use in our restaurants. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were not party to any commodity contracts designated as effective cash flow hedging instruments as of August 30, 2009 and May 31, 2009. To the extent the hedge accounting criteria of SFAS No. 133 are not met, the commodity contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. We were not party to any commodity contracts not designated as cash flow hedging instruments as of August 30, 2009. As of May 31, 2009, we were party to commodity contracts not designated as cash flow hedging instruments, with a notional value of $0.3 million.

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

We entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes during the quarter ended August 24, 2008 for a cumulative gain of $6.2 million. These instruments were designated as effective cash flow hedges, therefore, the gain was recorded in accumulated other comprehensive income (loss) and is reclassified into earnings as an adjustment to interest expense as interest on the New Senior Notes or similar debt is incurred.

Interest Rate Swaps

During the quarter ended August 30, 2009, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. In addition, the net swap settlements that accrue each period are reported in interest expense. During the quarter ended August 30, 2009, $0.4 million was recorded as a reduction to interest expense related to these net swap settlements.

During fiscal 2009, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010 and $75.0 million medium-term notes due April 2011 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During fiscal 2009, we terminated these interest rate swap agreements for a gain of approximately $1.9 million, which will be recorded as a reduction to interest expense over the remaining life of the related long-term debt.

During fiscal 2005 and fiscal 2004, we entered into interest rate swap agreements to hedge the risk of changes in interest rates on the cost of a future issuance of fixed-rate debt. The swaps, which had a $100.0 million

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

notional principal amount of indebtedness, were used to hedge a portion of the interest payments associated with $150.0 million of unsecured 4.875 percent senior notes due in August 2010, which were issued in August 2005. The swaps were settled at the time of the related debt issuance with a net loss of $1.2 million being recognized in accumulated other comprehensive income (loss). The net loss on the swaps is being amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the related debt issuance are being recognized in earnings.

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

Equity Forwards

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. In total, the equity forward contracts are indexed to 0.8 million shares of our common stock, at varying forward rates between $27.57 per share and $41.17 per share and can only be net settled in cash. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with employee-directed investments in Darden stock within our non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.2 million shares of our common stock at forward rates between $23.41 and $37.44 per share, can only be net settled in cash and expire between fiscal 2011 and 2013. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of our derivative instruments as of August 30, 2009 and May 31, 2009, are as follows:

	Balance	Derivative Assets		Derivative Liabilities
(in millions)	Sheet Location	August 30, 2009	May 31, 2009	August 30, 2009	May 31, 2009
Derivative contracts designated as hedging instruments under SFAS No. 133
Commodity contracts	(1)	$—	$—	$(2.2)	$(2.4)
Equity forwards	(1)	1.2	0.4	—	—
Interest rate related	(1)	0.9	0.8	(4.4)	(2.8)
		$2.1	$1.2	$(6.6)	$(5.2)
Derivative contracts not designated as hedging instruments under SFAS No. 133
Commodity contracts	(1)	$—	$—	$(0.3)	$(0.8)
Equity forwards	(1)	0.9	1.0	—	—
		$0.9	$1.0	$(0.3)	$(0.8)

Total derivative contracts		$3.0	$2.2	$(6.9)	$(6.0)

(1)	Derivative assets and liabilities are included in Prepaid Expenses and Other Current Assets, and Other Current Liabilities, respectively, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters ended August 30, 2009 and August 24, 2008 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	2010	2009		2010	2009		2010	2009
Commodity contracts	$(1.1)	$(1.6)	Cost of Sales	$(1.4)	$(0.5)	Cost of Sales	$—	$—
Equity forwards	0.1	0.3	Cost of Sales	—	—	Cost of Sales	—	—
Interest rate	(1.5)	(2.2)	Interest, net	0.2	0.1	Interest, net	—	—
	$(2.5)	$(3.5)		$(1.2)	$(0.4)		$—	$—

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters ended August 30, 2009 and August 24, 2008 are as follows:

	Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
		August 30,	August 24,
(in millions)	in Income on Derivatives	2009	2008
Commodity contracts	Cost of Sales	$(0.2)	$(0.9)
Equity forwards	Cost of Sales	(1.3)	0.9
Equity forwards	Selling, General and Administrative	(0.4)	0.4
		$(1.9)	$0.4

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters ended August 30, 2009 and August 24, 2008 are as follows:

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	2010	2009			2010	2009
Interest rate	$1.9	—	Interest, net	Fixed-rate debt	$(1.9)	—	Interest, net
	$1.9	—			$(1.9)	—

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 30, 2009, we expect to reclassify $0.2 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates. We are currently party to commodity derivative contracts designated as cash flow hedges to mitigate the risk of variability in our cash flows related to purchases of the related commodities through May 2010.

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at August 30, 2009:

Items Measured at Fair Value
(in millions)		Fair Value of assets (liabilities) at August 30, 2009	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long–term investments	(1)	$29.4	$14.7	$14.7	$—
Commodities futures and swaps	(2)	(2.5)	—	(2.5)	—
Equity forwards	(3)	2.1	—	2.1	—
Interest rate locks and swaps	(4)	(1.7)	—	(1.7)	—
Total		$27.3	$14.7	$12.6	$—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments.
(2)	The fair value of our commodities futures and swaps is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.
(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(4)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, at August 30, 2009 was $1.63 billion and $1.60 billion, respectively. The carrying value and fair value of long-term debt at May 31, 2009 was $1.63 billion and $1.49 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. At August 30, 2009 and May 31, 2009, we had $99.5 million and $104.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At August 30, 2009 and May 31, 2009, $20.1 million and $19.2 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

At August 30, 2009 and May 31, 2009, we had $11.0 million and $8.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at August 30, 2009 and May 31, 2009, amounted to $7.8 million and $6.3 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2010 through fiscal 2021.

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

On September 18, 2008, the Equal Employment Opportunity Commission (EEOC) filed suit in the United States District Court for the Northern District of Ohio alleging that African-American employees of the Bahama Breeze restaurant in Beachwood, Ohio were subjected to discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991. The complaint seeks to enjoin the alleged discriminatory practices and seeks compensatory damages for the employees. Although we believe that our practices were lawful, we are engaged in negotiations with the EEOC to resolve this matter. We do not believe the settlement of this matter will have a material impact on our fiscal 2010 results of operations, financial position or cash flows.

On March 13, 2008, a purported class action complaint alleging violation of the federal securities laws was filed by an institutional shareholder against Darden and certain of our current officers, one of whom is also a director, in the United States District Court for the Middle District of Florida. The complaint was filed on behalf of all purchasers of Darden’s common stock between June 19, 2007 and December 18, 2007 (the Class). The complaint alleged that during that period, the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information, and that as a result, had no reasonable basis for statements about Darden’s prospects and guidance for fiscal 2008. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff sought unspecified damages on behalf of the Class. Darden and the individual defendants moved to dismiss the complaint.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 2, 2009, the magistrate judge assigned to the action entered a Report and Recommendation recommending dismissal of all claims. On July 17, 2009, the plaintiffs filed an objection to the Report and Recommendation with the District Court Judge. By Order dated August 11, 2009, the District Court Judge granted the defendants’ Motion to Dismiss the complaint. Plaintiffs did not appeal the case dismissal.

By letter dated May 9, 2008, a putative shareholder demanded that our Board of Directors take action to remedy alleged breaches of fiduciary duty to Darden by certain officers and directors. The letter contained similar allegations to those in the purported class action described above regarding the alleged issuance of false and misleading statements and omissions regarding Darden’s financial results and sales growth. On September 10, 2008, this same putative shareholder on behalf of nominal defendant Darden filed a shareholder derivative civil action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against Darden, our Board of Directors, and several of our senior executives, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The allegations in the complaint arose out of the same facts alleged in the purported class action complaint referenced above. In particular, the complaint alleged that during the period June 19, 2007 and December 18, 2007, certain of the defendants issued false and misleading statements in press releases and public filings that misrepresented and failed to disclose certain information about Darden’s prospects and earnings guidance for fiscal 2008, and that certain defendants benefited from these false and misleading statements in selling Darden stock at an inflated price. The complaint sought to recover in favor of Darden, damages sustained by Darden as a result of the defendants’ alleged breaches of fiduciary duty, and the imposition of a constructive trust in favor of Darden for the amount of proceeds realized by certain defendants from the sale of Darden stock. Fees and costs, as well as equitable relief, were also sought. The Board formed a special litigation committee to evaluate these claims. The shareholder derivative action was stayed pending the special litigation committee’s review. The special litigation committee’s counsel completed its investigation in August 2009 and concluded there was no factual or legal basis to support the shareholder derivative actions. Based upon the special litigation counsel’s findings, the Plaintiff agreed to voluntarily dismiss the pending action. An Order and Final Judgment of Dismissal without Prejudice was approved by the Court on September 3, 2009.

Note 12. Application of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. We adopted SFAS No. 141R at the beginning of fiscal 2010 and this guidance will be implemented for any future business combinations entered into after the effective date. The adoption did not have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which required us to adopt these provisions in fiscal 2010. The adoption of FSP EITF 03-6-1 did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ending after December 15, 2009, which requires us to adopt these provisions during the fourth quarter of fiscal 2010. We are currently evaluating the impact FSP 132(R)-1 will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009, which required that we adopt these provisions in the first fiscal quarter of 2010.

Note 13. Subsequent Event

On September 25, 2009, the Board of Directors declared a cash dividend of 25 cents per share to be paid November 2, 2009 to all shareholders of record as of the close of business on October 9, 2009.

In preparing the accompanying unaudited consolidated financial statements, we have reviewed events that have occurred after August 30, 2009, up until the issuance of the financial statements, which occurred on October 7, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 30, 2009 and August 24, 2008.

	Quarter Ended
	August 30, 2009	August 24, 2008

Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.8	30.8
Restaurant labor	32.8	31.5
Restaurant expenses	15.4	16.2

Total cost of sales, excluding restaurant depreciation and amortization of 4.0% and 3.6%, respectively	77.0%	78.5%
Selling, general and administrative	9.9	9.6
Depreciation and amortization	4.2	3.9
Interest, net	1.4	1.6

Total costs and expenses	92.5%	93.6%

Earnings before income taxes	7.5	6.4
Income taxes	(2.0)	(1.8)

Earnings from continuing operations	5.5	4.6
Losses from discontinued operations	(0.1)	—

Net earnings	5.4%	4.6%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.73 billion for the first quarter of fiscal 2010 compared to $1.77 billion for the first quarter of fiscal 2009. The 2.3 percent decrease in sales for the first quarter of fiscal 2010 was driven primarily by a 5.3 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse which was partially offset by the addition of 64 net new restaurants since the first quarter of fiscal 2009. For the first quarter of fiscal 2010, our net earnings from continuing operations were $95.0 million compared to $82.4 million for the first quarter of fiscal 2009, a 15.3 percent increase, and our diluted net earnings per share from continuing operations were $0.67 for the first quarter of fiscal 2010 compared to $0.58 for the first quarter of fiscal 2009, a 15.5 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first quarter of fiscal 2010 compared to the same quarter in the prior year were primarily due to lower food and beverage costs and utility expenses, which were partially offset by lower sales.

During fiscal 2007 and 2008, we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters ended August 30, 2009 and August 24, 2008, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.73 billion and $1.77 billion for the quarters ended August 30, 2009 and August 24, 2008, respectively. The 2.3 percent decrease in sales for the first quarter of fiscal 2010 was driven primarily by a 5.3 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse which was partially offset by the addition of 64 net new restaurants since the first quarter of fiscal 2009. Olive Garden’s sales of $820.7 million were 1.2 percent above last fiscal year’s first quarter, driven primarily by revenue from 33 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.9 percent. The decrease in U.S. same-restaurant sales resulted from a 4.3 percent decrease in same-restaurant guest counts, partially offset by a 1.4 percent increase in average check. Red Lobster’s sales of $605.3 million were 6.3 percent below last fiscal year’s first quarter, which resulted primarily from a 7.9 percent decrease in U.S. same-restaurant sales, partially offset by sales from 11 net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 9.6 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. LongHorn Steakhouse’s sales of $211.3 million were 2.0 percent below last fiscal year’s first quarter, which resulted primarily from a 6.2 percent decrease in U.S. same-restaurant sales, partially offset by sales from 14 net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 7.9 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. The Capital Grille’s sales of $49.8 million were 8.4 percent below last fiscal year’s first quarter, driven by a same-restaurant sales decrease of 18.0 percent, partially offset by the addition of five new restaurants. Bahama Breeze sales of $35.3 million were 1.5 percent below last fiscal year’s first quarter, driven by a 6.3 percent decrease in same-restaurant sales, partially offset by the addition of one net new restaurant.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Total costs and expenses were $1.60 billion and $1.66 billion for the quarters ended August 30, 2009 and August 24, 2008, respectively. As a percent of sales, total costs and expenses decreased to 92.5 percent in the first quarter of fiscal 2010 as compared to 93.6 percent in the first quarter of fiscal 2009.

Food and beverage costs were $500.3 million during the first quarter of fiscal 2010, a decrease of $46.5 million, or 8.5 percent, from food and beverage costs of $546.8 million during the first quarter of fiscal 2009. Food and beverage costs decreased, as a percent of sales, primarily as a result of pricing and lower seafood, beef, chicken and commodity costs. Restaurant labor costs were $568.0 million during the first quarter of fiscal 2010, an increase of $9.7 million, or 1.7 percent, from restaurant labor costs of $558.3 million during the first quarter of fiscal 2009. Restaurant labor costs, as a percent of sales, increased primarily as a result of an increase in wage rates and manager bonuses and a decrease in sales leveraging which were partially offset by an increase in productivity. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $267.4 million during the first quarter of fiscal 2010, a decrease of $20.6 million, or 7.2 percent, from restaurant expenses of $288.0 million during the first quarter of fiscal 2009. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2010 primarily due to lower utility costs and repair and maintenance expenses, which were partially offset by sales deleveraging.

Selling, general and administrative expenses were $171.4 million during the first quarter of fiscal 2010, an increase of $0.9 million, or 0.5 percent, from selling, general and administrative expenses of $170.5 million during the first quarter of fiscal 2009. As a percent of sales, selling, general and administrative expenses increased in the first quarter of fiscal 2010 primarily as a result of market driven changes in fair value related to our non-qualified deferred compensation plans, increased marketing expenses and sales deleveraging, which were partially offset by lower corporate level expenses as a result of savings initiatives.

Depreciation and amortization expense was $72.9 million during the first quarter of fiscal 2010, an increase of $4.1 million, or 6.0 percent, from depreciation and amortization expense of $68.8 million during the first quarter of fiscal 2009. As a percent of sales, depreciation and amortization expense increased between the first quarter of fiscal 2010 and the first quarter of fiscal 2009 as a result of new restaurant activity and sales deleveraging.

Net interest expense was $23.7 million during the first quarter of fiscal 2010, a decrease of $3.7 million, or 13.5 percent, from net interest expense of $27.4 million during the first quarter of fiscal 2009. As a percent of sales, net interest expense decreased between the first quarter of fiscal 2010 and the first quarter of fiscal 2009 primarily as a result of lower average debt balances associated with the repayment of a portion of our short-term debt and a decrease in interest rates on our short-term debt.

INCOME TAXES

The effective income tax rate for the first fiscal quarter of 2010 was 27.1 percent compared to an effective income tax rate of 28.0 percent for the first fiscal quarter of 2009. The decrease in the effective income tax rate during the current fiscal quarter is primarily attributable to gains on our trust owned life insurance that are not deemed income for tax purposes and an increase in the impact of certain tax credits and deductions.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the first quarter of fiscal 2010, our net earnings from continuing operations were $95.0 million compared to $82.4 million in the first quarter of fiscal 2009, a 15.3 percent increase, and our diluted net earnings per share from continuing operations were $0.67 compared to $0.58 in the first quarter of fiscal 2009, a 15.5 percent increase. At Olive Garden, increased sales, lower food and beverage costs, restaurant expenses and selling, general and administrative expenses, as a percent of sales, were partially offset by increased restaurant labor and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009. At Red Lobster, lower food and beverage costs, and restaurant expenses as a percent of sales, were partially offset by increased restaurant labor costs, selling, general and administrative expenses and depreciation expenses as a percent of sales. While absolute operating profit for Red Lobster declined in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, operating profit, as a percent of sales, increased for Red Lobster. At LongHorn Steakhouse, lower food and beverage costs, restaurant expenses, and lower selling, general and administrative expenses as a percent of sales, were partially offset by increased restaurant labor costs and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in our net earnings from continuing operations and diluted net earnings per share from continuing operations for the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009 was primarily due to sales from new restaurants, lower food and beverage costs and restaurant expenses as a percent of sales, partially offset by a decrease in blended same-restaurant sales results for Olive Garden, Red Lobster and LongHorn Steakhouse and higher restaurant labor costs, selling, general and administrative expenses and depreciation expenses as a percent of sales.

SEASONALITY

Our sales volumes fluctuate seasonally. During fiscal 2009, our average sales per restaurant were highest in the summer and spring, followed by the winter, and lowest in the fall. During 2008 and 2007 our average sales per restaurant were highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2010, compared with the number open at the end of fiscal 2009 and the end of the first quarter of fiscal 2009.

	August 30, 2009	May 31, 2009	August 24, 2008
Red Lobster – USA	661	661	650
Red Lobster – Canada	29	29	29

Total	690	690	679

Olive Garden – USA	689	685	656
Olive Garden – Canada	6	6	6

Total	695	691	662

LongHorn Steakhouse	322	321	308
The Capital Grille	38	37	33
Bahama Breeze	24	24	23
Seasons 52	8	8	7
Other	1	2	2

Total	1,778	1,773	1,714

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 30, 2009, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 30, 2009, $85.0 million was outstanding under the Revolving Credit Agreement. At August 30, 2009 we had $28.2 million of commercial paper outstanding and $54.3 million of letters of credit, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of August 30, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of August 30, 2009, we had $532.5 million of availability under the Revolving Credit Agreement.

At August 30, 2009, our long-term debt consisted principally of:

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $11.3 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $150 million of unsecured 4.875 percent senior notes due in August 2010 included in current liabilities as current portion of long-term debt, which we plan to repay through the issuance of unsecured debt securities in fiscal 2011.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 30, 2009, no adjustments to these interest rates had been made.

During the quarter ended August 30, 2009, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter ended August 30, 2009, $0.4 million was recorded as a reduction to interest expense.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of August 30, 2009, the fair value of these treasury lock agreements was a loss of $4.4 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

A summary of our contractual obligations and commercial commitments at August 30, 2009 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$113.2	$113.2	$—	$—	$—
Long-term debt (1)	2,850.3	251.9	260.2	500.6	1,837.6
Operating leases	730.3	121.9	211.1	153.0	244.3
Purchase obligations (2)	696.9	575.8	121.1	—	—
Capital lease obligations (3)	108.8	4.9	10.3	10.8	82.8
Benefit obligations (4)	283.7	20.6	43.5	51.1	168.5
Unrecognized income tax benefits (5)	67.1	11.2	50.8	5.1	—

Total contractual obligations	$4,850.3	$1,099.5	$697.0	$720.6	$2,333.2

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$119.6	$119.6	$—	$—	$—
Guarantees (7)	11.0	2.0	3.2	2.8	3.0

Total commercial commitments	$130.6	$121.6	$3.2	$2.8	$3.0

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.5 percent. Excludes issuance discount of $5.3 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $49.1 million over the life of the obligations.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2019.
(5)	Includes interest on unrecognized income tax benefits of $10.3 million, $3.6 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $99.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $54.3 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $18.2 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarters ended August 30, 2009 and August 24, 2008, we repurchased 0.1 million and 2.1 million shares of our common stock, respectively. As of August 30, 2009, we have repurchased a total of 152.2 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

Net cash flows provided by operating activities from continuing operations were $177.9 million for the first quarter of fiscal 2010, compared to $161.4 million in the first quarter of fiscal 2009. The increase was primarily a result of higher net earnings in fiscal 2010.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants and our new Restaurant Support Center, replacing equipment and technology initiatives. Capital expenditures were $95.7 million in the first quarter of fiscal 2010, compared to $135.4 million in the first quarter of fiscal 2009. The decreased expenditures in the first quarter of fiscal 2010 resulted primarily from decreased spending associated with our new Restaurant Support Center, new restaurants and the replacement of restaurant assets.

Net cash flows used in financing activities included $34.7 million in dividends paid in the first quarter of fiscal 2010, compared to $27.9 million in dividends paid in the same period in fiscal 2009. On June 19, 2009, the Board of Directors approved an increase in the quarterly dividend to $0.25 per share, which indicates an annual dividend of $1.00 per share in fiscal 2010. In fiscal 2009, we paid quarterly dividends of $0.20 per share. Purchases of treasury stock were $2.0 million in the first quarter of fiscal 2010, a decrease from purchases of $68.4 million during the first quarter of fiscal 2009. Cash flows used in financing activities for the first quarter of fiscal 2010 were more than the cash flows used in financing activities for the first quarter of fiscal 2009 due primarily to the repayment of short-term debt in fiscal 2010 as compared to short-term borrowings during fiscal 2009, partially offset by a reduction in shares repurchased in the first quarter of 2010 compared to the first quarter of 2009.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2010.

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2009 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. At August 30, 2009, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $825.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $536.5 million at August 30, 2009, compared to $554.8 million at May 31, 2009. This decrease was primarily due to a decrease in inventories which were $230.5 million at August 30, 2009 compared to $247.0 million at May 31, 2009, principally due to seasonality and the timing of promotions, and a decrease in prepaid income taxes which were $22.0 million at August 30, 2009, compared to $53.2 million at May 31, 2009. The decrease in prepaid income taxes is due to the application of prior fiscal year tax overpayments to current fiscal year tax expenses. The decreases in inventories and prepaid income taxes were partially offset by an increase in cash and cash equivalents which were $79.4 million at August 30, 2009 compared to $62.9 million at May 31, 2009.

Our current liabilities totaled $1.17 billion at August 30, 2009, compared to $1.10 billion at May 31, 2009. The increase in current liabilities is primarily due to the classification of the $150 million of unsecured 4.875 percent notes due in August 2010 as current liabilities at August 30, 2009. Short-term debt totaled $113.2 million compared to $150.0 million at May 31, 2009. The decrease in short-term debt was principally a paydown of short-debt during the first three months of fiscal 2010. Accrued payroll of $116.7 million at August 30, 2009 decreased from $138.3 million at May 31, 2009, principally due to payouts of fiscal 2009 accrued bonuses during the first quarter of fiscal 2010. Unearned revenues of $115.7 million at August 30, 2009 decreased from $138.3 million at May 31, 2009, principally due to seasonal fluctuations in sales and redemptions of our gift cards.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 12 to our consolidated financial statements set forth in Part I of this report.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2010, and all other statements that are not historical facts, including without limitation statements concerning or related to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are identified, together with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009:

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

•	The price and availability of food, ingredients and utilities, including the general risk of inflation;

•	The impact of shortages or interruptions in the delivery of food and other supplies from third party vendors;

•

Labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	A material information technology interruption or security failure;

•	Increased advertising and marketing costs;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	Litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;

•	Unfavorable publicity relating to food safety or other concerns;

•	The health concerns arising from outbreaks of viruses or other diseases and their adverse effect on our business;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;

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

•	Our ability to realize the full anticipated benefits of the acquisition of RARE Hospitality International, Inc. (RARE);

•	The negative effect of a possible impairment in the carrying value of our goodwill or other intangible assets;

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE;

•	A failure of our internal control over financial reporting;

•	The impact of disruptions in the financial markets, including an increase in pension costs; and

•	The impact of volatility in the market value of derivatives we use to hedge commodity prices.

Any of the risks described above or elsewhere in this report or our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the above is not intended to be a complete discussion of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity instruments for other than trading purposes.

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At August 30, 2009, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $22.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $142.6 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first quarter of fiscal 2010 averaged $1.54 billion, with a high of $1.60 billion and a low of $1.48 billion.

During the quarter ended August 30, 2009, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter ended August 30, 2009, $0.4 million was recorded as a reduction to interest expense.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of August 30, 2009, the fair value of these treasury lock agreements was a loss of $4.4 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 30, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 30, 2009.

During the fiscal quarter ended August 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See the discussion of legal proceedings contained in the third through seventh paragraphs of Note 11 to our consolidated financial statements in Part I Item 1 of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 30, 2009. Since commencing repurchases in December 1995, we have repurchased a total of 152.2 million shares through August 30, 2009 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2009 through July 5, 2009	26,978	$33.57	26,978	10,274,010
July 6, 2009 through August 2, 2009	31,998	$33.48	31,998	10,242,012
August 3, 2009 through August 30, 2009	1,737	$33.63	1,737	10,240,275
Total	60,713	$33.52	60,713	10,240,275

(1)	All of the shares purchased during the quarter ended August 30, 2009 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 5.	Other Information

At our Annual Meeting of Shareholders held on September 25, 2009, our shareholders took the following actions:

1. Elected 11 directors: Leonard L. Berry; Odie C. Donald; Christopher J. Fraleigh, David H. Hughes; Charles A. Ledsinger, Jr.; William M. Lewis, Jr.; Senator Connie Mack, III; Andrew H. Madsen; Clarence Otis, Jr.; Michael D. Rose; and Maria A. Sastre.

2. Ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 30, 2010.

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

DARDEN RESTAURANTS, INC.

Dated: October 7, 2009	By:	/s/ PAULA J. SHIVES
Paula J. Shives
Senior Vice President, General Counsel and Secretary

Dated: October 7, 2009	By:	/s/ C. BRADFORD RICHMOND
C. Bradford Richmond
Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.