Form 10-K/A
period 2009-05-31
DARDEN RESTAURANTS INC
filed 2009-11-13
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Darden Restaurants, Inc. (the “Company”) is filing this Form 10-K/A Amendment No. 1 (“Amendment”) to amend its Annual Report on Form 10-K for the year ended May 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on July 24, 2009 (the “Original Form 10-K”). The sole purpose of this Amendment is to provide information that inadvertently was omitted from a table appearing in the Company’s Proxy Statement dated August 18, 2009, filed with the SEC on August 18, 2009 (“Proxy Statement”), that was incorporated by reference in Part III, Item 11 of the Original Form 10-K. Specifically, the table under the heading “Option Exercises and Stock Vested for Fiscal 2009” on page 41 of the Proxy Statement, that was incorporated by reference in Item 11 of the Original Form 10-K as part of the “Executive Compensation” section of the Proxy Statement, omitted the “Value Realized on Exercise” column, which now is included in this Amendment. In addition, as required by the rules of the SEC, this Amendment amends Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Original Form 10-K, and the Exhibit Index that is incorporated by reference into Item 15, to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the changes described above, and the updating of our address on the cover (as previously reported in our Form 10-Q filed October 8, 2009), this Amendment does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, and does not reflect events occurring after the filing of the Original Form 10-K on July 24, 2009.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 31, 2009

AMENDMENT NO. 1

PART III

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated herein by reference, subject to the following amendment to the section entitled “Executive Compensation”.

The subsection of the “Executive Compensation” section entitled “Option Exercises and Stock Vested for Fiscal 2009” appearing on page 41 of the Proxy Statement is amended and restated in its entirely for purposes of this Item 11 to read as follows:

Option Exercises and Stock Vested for Fiscal 2009

The following table summarizes the number of option awards exercised and restricted stock and restricted stock units vested during fiscal 2009 for each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Clarence Otis, Jr.	95,525	1,677,475	42,841	1,362,875
Andrew H. Madsen	110,945	2,214,659	34,661	1,111,512
C. Bradford Richmond	31,152	847,482	6,858	220,903
David T. Pickens	46,205	902,573	16,663	534,355
Kim A. Lopdrup	33,000	549,120	16,459	527,746

(1)	The value realized equals the difference between the closing market price of our common stock on the NYSE on the date of exercise and the exercise price, multiplied by the number of shares acquired on exercise.

(2)	The value realized equals the closing market price of our common stock on the NYSE on the vesting date multiplied by the number of shares acquired on vesting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The following consolidated financial statements of the Company were previously submitted with the Annual Report on Form 10-K:

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

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2009, May 25, 2008 and May 27, 2007.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

Not applicable.

3. Exhibits:

For the exhibits that are filed herewith, previously filed with the Annual Report on Form 10-K or incorporated herein by reference, see the Revised Exhibit Index located in this Form 10-K/A Amendment No. 1. The exhibits listed in the accompanying Revised Exhibit Index are filed as part of this Form 10-K/A Amendment No. 1 and incorporated herein by reference. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed, and in lieu thereof, we agree to furnish copies thereof to the Securities and Exchange Commission upon request. The Revised Exhibit Index specifically identifies with an asterisk each management contract or compensatory plan or arrangement required to be filed as an exhibit. We will furnish copies of any exhibit listed on the Revised Exhibit Index upon request upon the payment of a reasonable fee to cover our expenses in furnishing such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009	DARDEN RESTAURANTS, INC.

	By:	/S/ C. BRADFORD RICHMOND
C. Bradford Richmond
Senior Vice President and Chief Financial Officer

REVISED EXHIBIT INDEX

Exhibit Number	Title

2	Agreement and Plan of Merger, dated as of August 16, 2007, among us, Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005).

3(b)	Bylaws as amended June 14, 2007 (incorporated by reference to Exhibit 3(ii) to our Current Report on Form 8-K filed June 19, 2007).

4(a)	Rights Agreement dated as of May 16, 2005, by and between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8- K filed May 16, 2005).

4(b)	Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on June 5, 2006).

4(c)	Indenture dated as of January 1, 1996, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

* 10(a)	Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2003).

* 10(b)	Darden Restaurants, Inc. FlexComp Plan, as amended (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended November 23, 2008).

* 10(c)	Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(d)	Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(e)	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

* 10(f)	Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 25, 1997).

* 10(g)	Amendment No. 1 dated December 19, 2008 to Benefits Trust Agreement dated as of October 3, 1995, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10(e) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

* 10(h)	Form of Amended and Restated Management Continuity Agreement, between us and certain of our executive officers (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended February 22, 2009).

* 10(i)	Revised form of Amended and Restated Management Continuity Agreement, anticipated to be entered into in due course between us and our executive officers (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

* 10(j)	Form of documents for our Fiscal 1998 Stock Purchase/Option Award Program, including a Non- Negotiable Promissory Note and a Stock Pledge Agreement (incorporated herein by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2001).

* 10(k)	Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003).

* 10(l)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

10(m)	Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

*10(n)	Darden Restaurants, Inc. Director Compensation Program, as amended (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10(o)	Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

*10(p)	Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

*10(q)	Form of fiscal 2009 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

*10(r)	Form of fiscal 2008 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(r) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, filed July 19, 2007).

*10(s)	Form of fiscal 2007 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(g) to our Current Report on Form 8-K filed June 20, 2006).

*10(t)	Form of Amendment to Exhibit A to the form of fiscal 2007, 2008 and 2009 Performance Stock Unit Award Agreements under the Darden Restaurants Inc. 2002 Stock Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

*10(u)	Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended June 29, 2003).

*10(v)	First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(w)	Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(x)	Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(y)	Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000- 19924) for fiscal year ended December 31, 2006).

*10(z)	Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(aa)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

*10(bb)	Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

13	Portions of 2009 Annual Report to Shareholders (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

21	Subsidiaries of Darden Restaurants, Inc. (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

23	Consent of Independent Registered Public Accounting Firm (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

24	Powers of Attorney (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Annual Report on Form 10-K filed July 24, 2009).

32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.