Form 10-Q
period 2009-11-29
DARDEN RESTAURANTS INC
filed 2010-01-06
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2009

or

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

Not applicable(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding as of December 15, 2009: 139,826,263 (excluding 143,367,698 shares held in our treasury).

DARDEN RESTAURANTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2010, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Forward-Looking Statements” under Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008

Sales	$1,641.3	$1,668.9	$3,375.3	$3,443.1
Costs and expenses:
Cost of sales:
Food and beverage	471.3	516.4	971.6	1,063.2
Restaurant labor	563.7	548.0	1,131.7	1,106.3
Restaurant expenses	257.4	276.9	524.8	565.0

Total cost of sales, excluding restaurant depreciation and amortization of $69.6, $66.6, $139.1 and $131.0, respectively	$1,292.4	$1,341.3	$2,628.1	$2,734.5
Selling, general and administrative	169.9	146.7	341.3	317.2
Depreciation and amortization	73.8	70.6	146.7	139.3
Interest, net	24.5	27.8	48.3	55.2

Total costs and expenses	$1,560.6	$1,586.4	$3,164.4	$3,246.2

Earnings before income taxes	80.7	82.5	210.9	196.9
Income taxes	(19.5)	(24.0)	(54.8)	(56.0)

Earnings from continuing operations	$61.2	$58.5	$156.1	$140.9
(Losses) earnings from discontinued operations, net of tax (benefit) expense of $(0.6), $0.7, $(1.0) and $0.5, respectively	(0.9)	1.2	(1.5)	0.8

Net earnings	$60.3	$59.7	$154.6	$141.7

Basic net earnings per share:
Earnings from continuing operations	$0.44	$0.43	$1.12	$1.02
(Losses) earnings from discontinued operations	(0.01)	0.01	(0.01)	0.01

Net earnings	$0.43	$0.44	$1.11	$1.03

Diluted net earnings per share:
Earnings from continuing operations	$0.43	$0.42	$1.10	$1.00
(Losses) earnings from discontinued operations	—	0.01	(0.01)	—

Net earnings	$0.43	$0.43	$1.09	$1.00

Average number of common shares outstanding:
Basic	139.0	137.0	138.8	138.0
Diluted	141.7	139.4	141.6	141.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	November 29, 2009	May 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56.9	$62.9
Receivables, net	47.6	37.1
Inventories	251.3	247.0
Prepaid income taxes	5.6	53.2
Prepaid expenses and other current assets	56.4	44.2
Deferred income taxes	107.6	110.4

Total current assets	$525.4	$554.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,229.1 and $2,122.4, respectively	3,352.5	3,306.7
Goodwill	518.5	518.7
Trademarks	454.0	454.4
Other assets	192.3	190.6

Total assets	$5,042.7	$5,025.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.1	$237.0
Short-term debt	102.3	150.0
Accrued payroll	124.4	138.3
Other accrued taxes	54.9	60.2
Unearned revenues	125.0	138.3
Current portion of long-term debt	149.9	—
Other current liabilities	370.3	372.3

Total current liabilities	$1,148.9	$1,096.1
Long-term debt, less current portion	1,485.3	1,632.3
Deferred income taxes	298.7	297.0
Deferred rent	162.3	154.6
Obligations under capital leases, net of current installments	58.3	58.9
Other liabilities	173.2	180.3

Total liabilities	$3,326.7	$3,419.2

Stockholders’ equity:
Common stock and surplus	$2,209.1	$2,183.1
Retained earnings	2,442.1	2,357.4
Treasury stock	(2,865.0)	(2,864.2)
Accumulated other comprehensive income (loss)	(58.1)	(57.2)
Unearned compensation	(12.1)	(13.0)
Officer notes receivable	—	(0.1)

Total stockholders’ equity	$1,716.0	$1,606.0

Total liabilities and stockholders’ equity	$5,042.7	$5,025.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the six months ended November 29, 2009 and November 23, 2008

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	154.6	—	—	—	—	154.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.4	—	—	1.4
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	—	0.2
Change in fair value of derivatives, net of tax of $(1.4)	—	—	—	(3.5)	—	—	(3.5)
Amortization of unrecognized net actuarial loss, net of tax of $0.6	—	—	—	1.0	—	—	1.0

Total comprehensive income							153.7
Cash dividends declared	—	(69.9)	—	—	—	—	(69.9)
Stock option exercises (0.3 shares)	4.6	—	0.6	—	—	—	5.2
Stock-based compensation	16.5	—	—	—	—	—	16.5
ESOP note receivable repayments	—	—	—	—	0.9	—	0.9
Income tax benefits credited to equity	1.9	—	—	—	—	—	1.9
Purchases of common stock for treasury (0.1 shares)	—	—	(2.2)	—	—	—	(2.2)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	3.0	—	0.8	—	—	—	3.8
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at November 29, 2009	$2,209.1	$2,442.1	$(2,865.0)	$(58.1)	$(12.1)	$—	$1,716.0

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	141.7	—	—	—	—	141.7
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(6.2)	—	—	(6.2)
Change in fair value of derivatives, net of tax of $(3.5)	—	—	—	(10.3)	—	—	(10.3)
Amortization of unrecognized net actuarial loss, net of tax of $0.9	—	—	—	1.5	—	—	1.5

Total comprehensive income							126.7
Cash dividends declared	—	(55.4)	—	—	—	—	(55.4)
Stock option exercises (0.4 shares)	7.0	—	0.8	—	—	—	7.8
Stock-based compensation	15.7	—	—	—	—	—	15.7
ESOP note receivable repayments	—	—	—	—	3.0	—	3.0
Income tax benefits credited to equity	3.2	—	—	—	—	—	3.2
Purchases of common stock for treasury (4.4 shares)	—	—	(126.7)	—	—	—	(126.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	2.7	—	1.0	—	—	—	3.7

Balance at November 23, 2008	$2,103.5	$2,182.3	$(2,848.9)	$(35.7)	$(14.0)	$(0.1)	$1,387.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008

Cash flows—operating activities
Net earnings	$60.3	$59.7	$154.6	$141.7
Losses (earnings) from discontinued operations, net of tax	0.9	(1.2)	1.5	(0.8)
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	73.8	70.6	146.7	139.3
Asset impairment	1.7	0.4	2.8	1.1
Amortization of loan costs	0.9	0.8	1.6	1.9
Stock-based compensation expense	13.2	6.1	23.0	17.1
Change in current assets and liabilities	(20.1)	(115.4)	(16.1)	(126.6)
Contributions to postretirement plan	(0.1)	(0.3)	(0.8)	(0.5)
(Gain) loss on disposal of land, buildings and equipment	(0.3)	0.9	(0.4)	0.9
Change in cash surrender value of trust owned life insurance	(1.7)	20.0	(6.3)	23.8
Deferred income taxes	3.7	5.4	4.5	5.5
Change in deferred rent	3.9	3.7	7.6	7.6
Change in other liabilities	(5.0)	(1.3)	(10.6)	(1.0)
Income tax benefits from exercise of converted options	—	—	0.2	—
Other, net	1.4	(1.2)	2.2	(0.4)

Net cash provided by operating activities of continuing operations	$132.6	$48.2	$310.5	$209.6

Cash flows—investing activities
Purchases of land, buildings and equipment	(118.7)	(162.5)	(214.4)	(297.9)
Proceeds from disposal of land, buildings and equipment (including assets held for disposal)	3.4	2.4	8.8	3.0
Purchases of long-term investments	—	(25.1)	—	(25.1)
Proceeds from the sale of investments	1.7	—	1.7	—
(Increase) decrease in other assets	(0.8)	(1.5)	(2.7)	—

Net cash used in investing activities of continuing operations	$(114.4)	$(186.7)	$(206.6)	$(320.0)

Cash flows—financing activities
Proceeds from issuance of common stock	4.6	2.7	8.6	11.4
Dividends paid	(35.2)	(27.5)	(69.9)	(55.4)
Purchases of treasury stock	(0.2)	(58.4)	(2.2)	(126.7)
Income tax benefits credited to equity	0.9	0.3	1.9	3.2
(Repayments of) proceeds from short-term debt, net	(10.9)	224.9	(47.7)	283.8
ESOP note receivable repayment	0.6	1.0	0.9	3.0
Principal payments on capital leases	(0.3)	(0.2)	(0.6)	(0.6)
Repayment of long-term debt	(0.6)	(1.0)	(0.9)	(3.0)

Net cash (used in) provided by financing activities of continuing operations	$(41.1)	$141.8	$(109.9)	$115.7

Cash flows – discontinued operations
Net cash used in operating activities of discontinued operations	(0.2)	(1.6)	(0.6)	(1.7)
Net cash provided by investing activities of discontinued operations	0.6	4.1	0.6	4.5

Net cash provided by discontinued operations	$0.4	$2.5	$—	$2.8

(Decrease) increase in cash and cash equivalents	(22.5)	5.8	(6.0)	8.1
Cash and cash equivalents - beginning of period	79.4	45.5	62.9	43.2

Cash and cash equivalents - end of period	$56.9	$51.3	$56.9	$51.3

Cash flows from changes in current assets and liabilities
Receivables, net	(5.1)	(1.6)	(10.5)	30.4
Inventories	(20.9)	(48.3)	(4.4)	(107.4)
Prepaid expenses and other current assets	(4.3)	(12.4)	(13.8)	(11.9)
Accounts payable	(3.3)	3.5	(2.5)	34.0
Accrued payroll	7.7	1.6	(13.9)	(20.1)
Accrued income taxes	16.4	1.2	47.7	11.5
Other accrued taxes	(8.1)	(5.0)	(5.3)	0.1
Unearned revenues	9.3	(2.6)	(13.0)	(26.6)
Other current liabilities	(11.8)	(51.8)	(0.4)	(36.6)

Change in current assets and liabilities	$(20.1)	$(115.4)	$(16.1)	$(126.6)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse® , The Capital Grille®, Bahama Breeze®, Seasons 52®, and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 29, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.

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

During the first quarter of fiscal 2009, we sold Hemenway’s Seafood Grille & Oyster Bar to a third party for $0.8 million and recognized a loss of $0.1 million.

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Supplemental Cash Flow Information

(in millions)	Quarter Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008
Interest paid, net of amounts capitalized	$37.5	$40.2	$46.3	$53.6
Income taxes paid	2.6	31.9	4.4	37.6

Note 3. Stock-Based Compensation

We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units and cash settled performance stock units, which are classified as liabilities and are marked to market as of the end of each fiscal period.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of November 29, 2009 and November 23, 2008, were as follows:

	Stock Options Granted During the Six Months Ended
	November 29, 2009	November 23, 2008
Weighted-average fair value	$10.71	$10.65
Risk-free interest rate	2.96%	3.46%
Expected volatility of stock	40.6%	34.4%
Dividend yield	2.84%	2.10%
Expected option life	6.6 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the six months ended November 29, 2009:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	15.2	1.0	1.2	0.7

Awards granted	1.7	0.1	0.8	0.3
Awards exercised	(0.3)	(0.3)	(0.3)	—
Awards forfeited	—	—	—	(0.1)

Outstanding end of period	16.6	0.8	1.7	0.9

During the quarters and six months ended November 29, 2009 and November 23, 2008, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008
Stock options	$5.1	$4.9	$9.5	$9.3
Restricted stock/restricted stock units	2.5	1.7	4.8	5.5
Darden stock units	2.3	(1.4)	4.3	1.1
Performance stock units	1.7	(0.5)	2.2	(0.6)
Employee stock purchase plan	0.5	0.4	0.9	0.8
Director compensation program/other	1.1	1.0	1.3	1.0

	$13.2	$6.1	$23.0	$17.1

Note 4. Income Taxes

The effective income tax rate for the quarter and six months ended November 29, 2009 was 24.2 percent and 26.0 percent, respectively, compared to an effective income tax rate of 29.1 percent and 28.4 percent for the quarter and six months ended November 23, 2008, respectively. The decrease in the effective income tax rate during the second quarter and first six months of fiscal 2010 is primarily attributable to the favorable resolution of prior year tax matters in the quarter ended November 29, 2009, which were expensed in prior years, and the impact of losses on our trust owned life insurance in the quarter ended November 23, 2008 that are not deductible for tax purposes.

Included in our remaining balance of unrecognized tax benefits is $8.3 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 29, 2009, we were in compliance with the covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 29, 2009, $70.0 million was outstanding under the Revolving Credit Agreement. As of November 29, 2009, $32.3 million of commercial paper and $54.3 million of letters of credit were outstanding, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of November 29, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of November 29, 2009, we had $543.4 million of availability under the Revolving Credit Agreement.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 29, 2009, no adjustments to these interest rates had been made.

Our $150.0 million of unsecured 4.875 percent senior notes due in August 2010 is included in current liabilities as current portion of long-term debt.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase 7.4 million and 10.2 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended November 29, 2009 and November 23, 2008, respectively, because the effect would have been anti-dilutive. Restricted stock and options to purchase 6.9 million and 7.8 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the six months ended November 29, 2009 and November 23, 2008, respectively, for the same reason.

Note 7. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities laws, we repurchased 4 thousand and 65 thousand shares of our common stock for $0.2 million and $2.2 million during the quarter and six months ended November 29, 2009, respectively, resulting in a cumulative repurchase of 152.2 million shares as of November 29, 2009.

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008
Service cost	$1.4	$1.5	$0.5	$0.2
Interest cost	2.9	2.5	0.2	0.4
Expected return on plan assets	(4.1)	(4.1)	—	—
Amortization of unrecognized prior service cost	—	0.1	—	—
Recognized net actuarial loss	0.3	0.1	0.3	0.2

Net periodic benefit cost	$0.5	$0.1	$1.0	$0.8

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008
Service cost	$2.8	$3.0	$1.0	$0.4
Interest cost	5.9	4.9	0.4	0.8
Expected return on plan assets	(8.2)	(8.1)	—	—
Amortization of unrecognized prior service cost	—	0.1	—	—
Recognized net actuarial loss	0.5	0.2	0.5	0.3

Net periodic benefit cost	$1.0	$0.1	$1.9	$1.5

Note 9. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 29, 2009, if counterparties to the derivative instruments failed

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Natural Gas Commodity Contracts

We enter into natural gas swap contracts to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas swap derivative contracts as cash flow hedging instruments. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value are subsequently reclassified into earnings as a component of restaurant expenses when the natural gas is purchased and used by us in our operations. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were party to natural gas swap contracts designated as effective cash flow hedging instruments with notional values of $9.9 million at November 29, 2009 and May 31, 2009. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas swap contracts as economic hedges. All changes in the fair value of our economic hedge contracts are recorded currently in earnings in the period in which they occur. As of November 29, 2009 and May 31, 2009, we were party to natural gas swap contracts, which were not designated as cash flow hedging instruments, with total notional values of $1.4 million and $1.3 million, respectively.

Other Commodity Contracts

We enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria required by the Derivatives and Hedging Topic of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage expenses when the product is purchased for use in our restaurants. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were not party to any commodity contracts designated as effective cash flow hedging instruments as of November 29, 2009 and May 31, 2009. To the extent the hedge accounting criteria is not met, the commodity contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. We were not party to any commodity contracts not designated as cash flow hedging instruments as of November 29, 2009. As of May 31, 2009, we were party to commodity contracts not designated as cash flow hedging instruments, with a notional value of $0.3 million.

Interest Rate Locks

We entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million senior notes due August 2010 and our $75.0 million medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

We entered into treasury-lock derivative instruments with $550.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes, as

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

changes in the benchmark interest rate would cause variability in our forecasted interest payments. These instruments were all settled at the issuance of the New Senior Notes during the quarter ended August 24, 2008 for a cumulative gain of $6.2 million. These instruments were designated as effective cash flow hedges, therefore, the gain was recorded in accumulated other comprehensive income (loss) and is reclassified into earnings as a reduction to interest expense as interest on the New Senior Notes or similar debt is incurred.

Interest Rate Swaps

During the quarter ended August 30, 2009, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. In addition, the net swap settlements that accrue each period are reported in interest expense. During the quarter and six months ended November 29, 2009, $1.1 million and $1.5 million, respectively, was recorded as a reduction to interest expense related to these net swap settlements.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of our derivative instruments as of November 29, 2009 and May 31, 2009, are as follows:

(in millions)	Balance Sheet Location	Derivative Assets		Derivative Liabilities
		November 29, 2009	May 31, 2009	November 29, 2009	May 31, 2009
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$—	$—	$(0.5)	$(2.4)
Equity forwards	(1)	—	0.4	(0.8)	—
Interest rate related	(1)	5.3	0.8	(8.7)	(2.8)

		$5.3	$1.2	$(10.0)	$(5.2)

Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$0.1	$—	$—	$(0.8)
Equity forwards	(1)	—	1.0	(0.7)	—

		$0.1	$1.0	$(0.7)	$(0.8)

Total derivative contracts		$5.4	$2.2	$(10.7)	$(6.0)

(1)	Derivative assets and liabilities are included in Prepaid Expenses and Other Current Assets, and Other Current Liabilities, respectively, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters and six months ended November 29, 2009 and November 23, 2008 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Quarter Ended			Quarter Ended			Quarter Ended
	November 29, 2009	November 23, 2008		November 29, 2009	November 23, 2008		November 29, 2009	November 23, 2008
Commodity contracts	$0.4	$(2.4)	Cost of Sales	$(1.3)	$(2.0)	Cost of Sales	$—	$—
Equity forwards	(0.9)	(5.2)	Cost of Sales	—	—	Cost of Sales	0.1	(0.1)
Interest rate	(3.9)	(5.0)	Interest, net	0.1	0.1	Interest, net	—	—

	$(4.4)	$(12.6)		$(1.2)	$(1.9)		$0.1	$(0.1)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
	November 29, 2009	November 23, 2008		November 29, 2009	November 23, 2008		November 29, 2009	November 23, 2008
Commodity contracts	$(0.8)	$(4.0)	Cost of Sales	$(2.7)	$(2.5)	Cost of Sales	$—	$—
Equity forwards	(0.8)	(4.9)	Cost of Sales	—	—	Cost of Sales	0.1	(0.1)
Interest rate	(5.3)	(7.3)	Interest, net	0.4	0.3	Interest, net	—	—

	$(6.9)	$(16.2)		$(2.3)	$(2.2)		$0.1	$(0.1)

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters and six months ended November 29, 2009 and November 23, 2008 are as follows:

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	Quarter Ended				Quarter Ended
	November 29, 2009	November 23, 2008			November 29, 2009	November 23, 2008
Interest rate	$2.1	—	Interest, net	Fixed-rate debt	$(2.1)	—	Interest, net

	$2.1	—			$(2.1)	—

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	Six Months Ended				Six Months Ended
	November 29, 2009	November 23, 2008			November 29, 2009	November 23, 2008
Interest rate	$4.0	—	Interest, net	Fixed-rate debt	$(4.0)	—	Interest, net

	$4.0	—			$(4.0)	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters and six months ended November 29, 2009 and November 23, 2008 are as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended		Six Months Ended
		November 29,	November 23,	November 29,	November 23,
(in millions)		2009	2008	2009	2008
Commodity contracts	Cost of Sales	$0.1	$(0.8)	$(0.1)	$(1.7)
Equity forwards	Cost of Sales	(0.6)	(5.5)	(1.9)	(4.6)
Equity forwards	Selling, General and Administrative	(0.4)	(4.1)	(0.8)	(3.7)

		$(0.9)	$(10.4)	$(2.8)	$(10.0)

Based on the fair value of our derivative instruments designated as cash flow hedges as of November 29, 2009, we expect to reclassify $0.5 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates. We are currently party to commodity derivative contracts designated as cash flow hedges to mitigate the risk of variability in our cash flows related to purchases of the related commodities through October 2010. At November 29, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 57 months and related to hedges of equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at November 29, 2009:

Items Measured at Fair Value
(in millions)		Fair Value of assets (liabilities) at November 29, 2009	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long–term investments	(1)	$27.8	$14.7	$13.1	$—
Commodities futures and swaps	(2)	(0.4)	—	(0.4)	—
Equity forwards	(3)	(1.5)	—	(1.5)	—
Interest rate locks and swaps	(4)	(3.4)	—	(3.4)	—

Total		$22.5	$14.7	$7.8	$—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(2)	The fair value of our commodities futures and swaps is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.
(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(4)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, at November 29, 2009 was $1.63 billion and $1.65 billion, respectively. The carrying value and fair value of long-term debt at May 31, 2009 was $1.63 billion and $1.49 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. At November 29, 2009 and May 31, 2009, we had $99.5 million and $104.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At November 29, 2009 and May 31, 2009, $20.8 million and $19.2 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

At November 29, 2009 and May 31, 2009, we had $10.4 million and $8.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at November 29, 2009 and May 31, 2009, amounted to $7.5 million and $6.3 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2011 through fiscal 2021.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In April 2009, a former Red Lobster employee filed a purported class action in New York state court, alleging wage and hour violations and meal and rest break practices in violation of New York law, seeking an unspecified amount of damages. Although we believe that our practices were lawful, we have engaged in negotiations with the plaintiffs to resolve the matter. We do not believe the settlement of this matter will have a material impact on our fiscal 2010 results of operations, financial position or cash flows.

On September 18, 2008, the Equal Employment Opportunity Commission (EEOC) filed suit in the United States District Court for the Northern District of Ohio alleging that African-American employees of a Bahama Breeze restaurant were subjected to discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991. The complaint sought to enjoin the alleged discriminatory practices and sought compensatory damages for the employees. Although we believe that our practices were lawful, we reached a negotiated settlement with the EEOC under which we agreed to pay $1.26 million and to take steps to assure that our fair employment policies and practices are disseminated and understood.

Note 12. Application of New Accounting Standards

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification”, as the single source of authoritative nongovernmental U.S. GAAP. As a result, all existing accounting standard documents have been superseded. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification did not change GAAP but instead combined all authoritative guidance into a comprehensive, topically organized structure. Upon adoption of the Codification, this statement is now codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles”. This statement is effective for interim and annual periods ending after September 15, 2009, which required us to adopt this statement during the second fiscal quarter of 2010. The adoption of this Statement did not impact the consolidated financial statements but does require that all references to authoritative accounting literature be referenced in accordance with the FASB ASC.

We have included reference to previously issued accounting guidance as it was originally issued with reference to the Codification Topic or Subtopic where the respective guidance has been codified within the FASB ASC.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which has been codified into the Business Combinations Topic (Topic 805) of the FASB ASC. Topic 805 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. Topic 850 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The provisions in Topic 805 are effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. This guidance was adopted at the beginning of fiscal 2010 and will be implemented for any future business combinations entered into after the effective date. The adoption did not have a significant impact on our consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which has been codified into the Earnings Per Share Topic of the FASB ASC, within Subtopic 260-10. Subtopic 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. It determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. This guidance is effective for fiscal years beginning after December 15, 2008, which required us to adopt these provisions in fiscal 2010. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosure requirements about fair value measurements of plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This guidance will be incorporated into the Compensation-Retirement Benefits Topic of the FASB ASC (Topic 715) and will be effective for fiscal years ending after December 15, 2009, which requires us to adopt these provisions during the fourth quarter of fiscal 2010. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about the fair value of instruments for interim reporting periods. This FSP has been codified into the Financial Instruments Topic of the FASB ASC, within Subtopic 825-10. This guidance is effective for interim reporting periods ending after June 15, 2009, which required us to adopt these provisions during the first quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been incorporated into the Subsequent Events Topic of the FASB ASC, within Subtopic 855-10. Subtopic 855-10 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009, which required that we adopt these provisions in the first fiscal quarter of 2010.

Note 13. Subsequent Event

On December 17, 2009, the Board of Directors declared a cash dividend of 25 cents per share to be paid February 1, 2010 to all shareholders of record as of the close of business on January 8, 2010.

In preparing the accompanying unaudited consolidated financial statements, we have reviewed events that have occurred after November 29, 2009, up until the issuance of the financial statements, which occurred on January 6, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 29, 2009 and November 23, 2008.

	Quarter Ended		Six Months Ended
	November 29, 2009	November 23, 2008	November 29, 2009	November 23, 2008

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.7	30.9	28.9	30.9
Restaurant labor	34.3	32.9	33.5	32.1
Restaurant expenses	15.7	16.6	15.5	16.4

Total cost of sales, excluding restaurant depreciation and amortization of 4.2%, 4.0%, 4.1% and 3.8%, respectively	78.7%	80.4%	77.9%	79.4%
Selling, general and administrative	10.4	8.8	10.2	9.2
Depreciation and amortization	4.5	4.2	4.3	4.1
Interest, net	1.5	1.7	1.4	1.6

Total costs and expenses	95.1%	95.1%	93.8%	94.3%

Earnings before income taxes	4.9	4.9	6.2	5.7
Income taxes	(1.2)	(1.4)	(1.6)	(1.6)

Earnings from continuing operations	3.7	3.5	4.6	4.1
(Losses) earnings from discontinued operations	—	0.1	—	—

Net earnings	3.7%	3.6%	4.6%	4.1%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.64 billion and $3.38 billion for the second quarter and first six months of fiscal 2010, respectively, compared to $1.67 billion and $3.44 billion for the second quarter and first six months of fiscal 2009. The decreases of 1.6 percent and 2.0 percent in sales for the second quarter and first six months of fiscal 2010, respectively, were driven primarily by combined same-restaurant sales decreases for Olive Garden, Red Lobster and LongHorn Steakhouse of 4.7 percent and 5.0 percent for the second quarter and first six months of fiscal 2010, respectively. The decreases in combined same-restaurant sales were partially offset by the addition of 55 net new restaurants since the second quarter of fiscal 2009. For the second quarter of fiscal 2010, our net earnings from continuing operations were $61.2 million compared to $58.5 million for the second quarter of fiscal 2009, a 4.6 percent increase, and our diluted net earnings per share from continuing operations were $0.43 for the second quarter of fiscal 2010 compared to $0.42 for the second quarter of fiscal 2009, a 2.4 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter of fiscal 2010 compared to the same quarter in the prior year were primarily due to a lower effective income tax rate, lower food and beverage costs, utility expenses and repairs and maintenance expenses, which were partially offset by lower sales and higher wage rates. For the first six months of fiscal 2010, our net earnings from continuing operations were $156.1 million compared to $140.9 million for the first six months of fiscal 2009, a 10.8 percent increase, and our diluted net earnings per share from continuing operations were $1.10 for the first six months of fiscal 2010 compared to $1.00 for the first six months of fiscal 2009, a 10.0 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the six months ended November 29, 2009 compared to the same period in the prior year were primarily due to a lower effective income tax rate, lower food and beverage costs, utility expenses and maintenance expenses, which were partially offset by lower sales and higher wage rates.

During fiscal 2007 and 2008, we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and six months ended November 29, 2009 and November 23, 2008, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “(Losses) earnings from discontinued operations, net of tax (benefit) expense” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.64 billion and $1.67 billion for the quarters ended November 29, 2009 and November 23, 2008, respectively. The 1.6 percent decrease in sales for the second quarter of fiscal 2010 was driven primarily by a 4.7 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. The shift of the Thanksgiving holiday week into the second fiscal quarter of this year adversely affected combined same-restaurant sales by approximately 0.8 percent. The combined same-restaurant sales decrease was partially offset by the addition of 55 net new restaurants since the second quarter of fiscal 2009. Olive Garden’s sales of $782.5 million were 2.8 percent above last fiscal year’s second quarter, driven primarily by revenue from 32 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 1.4 percent. The decrease in U.S. same-restaurant sales resulted from a 3.1 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. Red Lobster’s sales of $562.2 million were 6.5 percent below last fiscal year’s second quarter, which resulted primarily from an 8.4 percent decrease in U.S. same-restaurant sales, partially offset by sales from seven net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 10.0 percent decrease in same-restaurant guest counts, partially offset by a 1.6 percent increase in average check. LongHorn Steakhouse’s sales of $199.6 million were 3.2 percent below last fiscal year’s second quarter, which resulted primarily from a 6.2 percent decrease in U.S. same-restaurant sales, partially offset by sales from nine net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 7.9 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. The Capital Grille’s sales of $58.9 million were 3.0 percent below last fiscal year’s second quarter, driven by a same-restaurant sales decrease of 14.2 percent, partially offset by the addition of six net new restaurants. Bahama Breeze sales of $27.3 million were 2.0 percent below last fiscal year’s second quarter, driven by a 6.1 percent decrease in same-restaurant sales, partially offset by the addition of one net new restaurant.

Sales from continuing operations were $3.38 billion and $3.44 billion for the six months ended November 29, 2009 and November 23, 2008, respectively. The 2.0 percent decrease in sales for the first six months of fiscal 2010 was primarily due to a 5.0 percent combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse which was partially offset by the addition of 55 net new restaurants since the second quarter of fiscal 2009. Olive Garden’s sales of $1.60 billion were 2.0 percent above last year, driven primarily by revenue from 32 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.2 percent. The decrease in U.S. same-restaurant sales resulted from a 3.6 percent decrease in same-restaurant guest counts, partially offset by a 1.4 percent increase in average check. Red Lobster sales of $1.17 billion were 6.4 percent below last year, which resulted primarily from an 8.2 percent decrease in U.S. same-restaurant sales, partially offset by sales from seven net new restaurants. The decrease in U.S. same-restaurant sales resulted primarily from a 9.8 percent decrease in same-restaurant guest counts, partially offset by a 1.6 percent increase in average check. LongHorn Steakhouse’s sales of $410.9 million were 2.6 percent below the comparable prior year period, which resulted primarily from a 6.1 percent decrease in U.S. same-restaurant sales, partially offset by sales from nine net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 7.8 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. The Capital Grille’s sales of $108.7 million were 5.6 percent below last year, driven by a same-restaurant sales decrease of 16.1 percent, partially offset by the addition of six new restaurants. Bahama Breeze sales of $62.6 million were 1.7 percent below last year, driven by a same-restaurant sales decrease of 6.2 percent, partially offset by the addition of one net new restaurant.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended November 29, 2009 Compared to Quarter Ended November 23, 2008

Total costs and expenses were $1.56 billion and $1.59 billion for the quarters ended November 29, 2009 and November 23, 2008, respectively. As a percent of sales, total costs and expenses remained consistent at 95.1 percent in the second quarter of fiscal 2010 and fiscal 2009.

Food and beverage costs were $471.3 million during the second quarter of fiscal 2010, a decrease of $45.1 million, or 8.7 percent, from food and beverage costs of $516.4 million during the second quarter of fiscal 2009. Food and beverage costs decreased as a percent of sales primarily as a result of lower seafood, beef, chicken and commodity costs and pricing. Restaurant labor costs were $563.7 million during the second quarter of fiscal 2010, an increase of $15.7 million, or 2.9 percent, from restaurant labor costs of $548.0 million during the second quarter of fiscal 2009. Restaurant labor costs, as a percent of sales, increased primarily as a result of an increase in wage rates, manager bonuses, employee insurance costs and the impact of sales deleveraging. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $257.4 million during the second quarter of fiscal 2010, a decrease of $19.5 million, or 7.0 percent, from restaurant expenses of $276.9 million during the second quarter of fiscal 2009. As a percent of sales, restaurant expenses decreased in the second quarter of fiscal 2010 primarily due to lower utility costs, repair and maintenance expenses and lower workers compensation and public liability costs, which were partially offset by the impact of sales deleveraging.

Selling, general and administrative expenses were $169.9 million during the second quarter of fiscal 2010, an increase of $23.2 million, or 15.8 percent, from selling, general and administrative expenses of $146.7 million during the second quarter of fiscal 2009. As a percent of sales, selling, general and administrative expenses increased in the second quarter of fiscal 2010 primarily as a result of unfavorable market driven changes in fair value related to our non-qualified deferred compensation plans when compared to the same quarter in fiscal 2009, an increase in bonuses and sales deleveraging in the second quarter of fiscal 2010, which were partially offset by lower media expenses.

Depreciation and amortization expense was $73.8 million during the second quarter of fiscal 2010, an increase of $3.2 million, or 4.5 percent, from depreciation and amortization expense of $70.6 million during the second quarter of fiscal 2009. As a percent of sales, depreciation and amortization expense increased between the second quarter of fiscal 2010 and the second quarter of fiscal 2009 as a result of new restaurant activity and sales deleveraging.

Net interest expense was $24.5 million during the second quarter of fiscal 2010, a decrease of $3.3 million, or 11.9 percent, from net interest expense of $27.8 million during the second quarter of fiscal 2009. As a percent of sales, net interest expense decreased between the second quarter of fiscal 2010 and the second quarter of fiscal 2009 primarily as a result of lower average debt balances associated with the repayment of a portion of our short-term debt and a decrease in interest rates on our short-term debt.

Six Months Ended November 29, 2009 Compared to Six Months Ended November 23, 2008

Total costs and expenses were $3.16 billion and $3.25 billion for the six months ended November 29, 2009 and November 23, 2008, respectively. As a percent of sales, total costs and expenses decreased to 93.8 percent in the first six months of fiscal 2010 as compared with 94.3 percent in the first six months of fiscal 2009.

Food and beverage costs were $971.6 million during the first six months of fiscal 2010, a decrease of $91.6 million, or 8.6 percent, from food and beverage costs of $1.06 billion during the first six months of fiscal 2009. As a percent of sales, food and beverage costs decreased in the first six months of fiscal 2010 primarily as a result of lower seafood, beef, chicken and commodity costs and pricing. Restaurant labor costs were $1.13 billion during the first six months of fiscal 2010, an increase of $25.4 million, or 2.3 percent, from restaurant labor costs of $1.11 billion during the first six months of fiscal 2009. Restaurant labor costs, as a percent of sales, increased primarily as a result of an increase in wage rates, manager bonuses and the impact of sales deleveraging. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $524.8 million during the first six months of fiscal 2010, a decrease of $40.2 million, or 7.1 percent, from restaurant expenses of $565.0 million during the first six months of fiscal 2009. As a percent of sales, restaurant expenses decreased in the first six months of fiscal 2010 primarily as a result of lower utility costs and repair and maintenance expenses, lower workers compensation and public liability costs, which were partially offset by the impact of sales deleveraging.

Selling, general and administrative expenses were $341.3 million during the first six months of fiscal 2010, an increase of $24.1 million, or 7.6 percent, from selling, general and administrative expenses of $317.2 million during the first six months of fiscal 2009. As a percent of sales, selling, general and administrative expenses increased in the first six months of fiscal 2010 primarily as a result of unfavorable market driven changes in fair value related to our non-qualified deferred compensation plans in the first six months of fiscal 2010 when compared to the same period in fiscal 2009 and an increase in bonuses and sales deleveraging in the first six months of fiscal 2010.

Depreciation and amortization expense was $146.7 million during the first six months of fiscal 2010, an increase of $7.4 million, or 5.3 percent, from depreciation and amortization expense of $139.3 million during the first six months of fiscal 2009. As a percent of sales, depreciation and amortization expense increased in the first six months of fiscal 2010 as a result of new restaurant activity and sales deleveraging.

Net interest expense was $48.3 million during the first six months of fiscal 2010, a decrease of $6.9 million, or 12.5 percent, from interest expense of $55.2 million during the first six months of fiscal 2009. As a percent of sales, net interest expense decreased in the first six months of fiscal 2010 primarily as a result of lower average debt balances associated with the repayment of a portion of our short-term debt and a decrease in interest rates on our short-term debt.

INCOME TAXES

The effective income tax rate for the quarter and six months ended November 29, 2009 was 24.2 percent and 26.0 percent, respectively, compared to an effective income tax rate of 29.1 percent and 28.4 percent for the quarter and six months ended November 23, 2008, respectively. The decrease in the effective income tax rate during the second quarter and the first six months of fiscal 2010 is primarily attributable to the favorable resolution of prior year tax matters in the second quarter of fiscal 2010, which were expensed in prior years, and the impact of losses on our trust owned life insurance in the second quarter of fiscal 2009 that are not deductible for tax purposes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the second quarter of fiscal 2010, our net earnings from continuing operations were $61.2 million compared to $58.5 million in the second quarter of fiscal 2009, a 4.6 percent increase, and our diluted net earnings per share from continuing operations were $0.43 compared to $0.42 in the second quarter of fiscal 2009, a 2.4 percent increase. At Olive Garden, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009. At Red Lobster, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009. At LongHorn Steakhouse, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009.

For the first six months of fiscal 2010, our net earnings from continuing operations were $156.1 million compared to $140.9 million in the first six months of fiscal 2009, a 10.8 percent increase, and our diluted net earnings per share from continuing operations were $1.10 compared to $1.00 in the first six months of fiscal 2009, a 10.0 percent increase. At Olive Garden, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. At Red Lobster, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster for the first six months of fiscal 2010 compared to the first six months of fiscal 2009. At LongHorn Steakhouse, lower food and beverage costs, restaurant expenses and selling, general and administrative expenses as a percent of sales were partially offset by increased restaurant labor and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse for the first six months of fiscal 2010, compared to the first six months of fiscal 2009.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2010, compared with the number open at the end of fiscal 2009 and the end of the second quarter of fiscal 2009.

	November 29, 2009	May 31, 2009	November 23, 2008
Red Lobster – USA	663	661	655
Red Lobster – Canada	28	29	29

Total	691	690	684

Olive Garden – USA	696	685	664
Olive Garden – Canada	6	6	6

Total	702	691	670

LongHorn Steakhouse	323	321	314
The Capital Grille	40	37	34
Bahama Breeze	24	24	23
Seasons 52	8	8	7
Other	1	2	2

Total	1,789	1,773	1,734

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 29, 2009, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 29, 2009, $70.0 million was outstanding under the Revolving Credit Agreement. At November 29, 2009 we had $32.3 million of commercial paper outstanding and $54.3 million of letters of credit, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of November 29, 2009, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of November 29, 2009, we had $543.4 million of availability under the Revolving Credit Agreement.

At November 29, 2009, our long-term debt consisted principally of:

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $10.7 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $150.0 million of unsecured 4.875 percent senior notes due in August 2010 included in current liabilities as current portion of long-term debt, which we plan to repay through the issuance of unsecured debt securities in fiscal 2011.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 29, 2009, no adjustments to these interest rates had been made.

During the first quarter of fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter and six months ended November 29, 2009, $1.1 million and $1.5 million, respectively, was recorded as a reduction to interest expense.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury-lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of November 29, 2009, the fair value of these treasury-lock agreements was a loss of $8.7 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

We currently do not have any provisions in our interest rate swap, treasury-lock or other derivative agreements that would require either counterparty to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit.

A summary of our contractual obligations and commercial commitments at November 29, 2009 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$102.3	$102.3	$—	$—	$—
Long-term debt (1)	2,811.2	252.1	607.7	139.5	1,811.9
Operating leases	753.7	124.9	217.1	158.5	253.2
Purchase obligations (2)	720.4	617.5	102.9	—	—
Capital lease obligations (3)	107.6	5.0	10.3	10.9	81.4
Benefit obligations (4)	137.7	8.2	29.5	23.7	76.3
Unrecognized income tax benefits (5)	60.2	12.2	42.1	5.9	—

Total contractual obligations	$4,693.1	$1,122.2	$1,009.6	$338.5	$2,222.8

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$120.3	$120.3	$—	$—	$—
Guarantees (7)	10.4	1.8	3.1	2.7	2.8

Total commercial commitments	$130.7	$122.1	$3.1	$2.7	$2.8

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.5 percent. Excludes issuance discount of $5.1 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $48.1 million over the life of the obligations.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2019.
(5)	Includes interest on unrecognized income tax benefits of $9.8 million, $4.0 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $99.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $54.3 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $18.9 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarter and six months ended November 29, 2009, we repurchased 4 thousand and 65 thousand shares of our common stock, respectively, compared to 2.3 million and 4.4 million for the quarter and six months ended November 23, 2008, respectively. As of November 29, 2009, we have repurchased a total of 152.2 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities from continuing operations were $132.6 million and $310.5 million for the second quarter and first six months of fiscal 2010, respectively, compared to $48.2 million and $209.6 million in the second quarter and first six months of fiscal 2009. The increase was primarily due to the impact of the timing of inventory purchases and overall product demand, lower costs, and lower income tax payments during the first six months of fiscal 2010.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants, our new Restaurant Support Center, replacing equipment and technology initiatives. Capital expenditures were $118.7 million and $214.4 million in the second quarter and first six months of fiscal 2010, respectively, compared to $162.5 million and $297.9 million in the second quarter and first six months of fiscal 2009, respectively. The decreased expenditures in the second quarter and first six months of fiscal 2010 resulted primarily from decreased spending associated with our new Restaurant Support Center which was completed in the second quarter of fiscal 2010, and the replacement of restaurant assets.

Net cash flows used in financing activities included $35.2 million and $69.9 million in dividends paid in the second quarter and first six months of fiscal 2010, respectively, compared to $27.5 million and $55.4 million in dividends paid in the same periods in fiscal 2009, respectively. On June 19, 2009, the Board of Directors approved an increase in the quarterly dividend to $0.25 per share, which indicates an annual dividend of $1.00 per share in fiscal 2010. In fiscal 2009, we paid quarterly dividends of $0.20 per share. Purchases of treasury stock were $0.2 million and $2.2 million in the second quarter and first six months of fiscal 2010, respectively, a decrease from purchases of $58.4 million and $126.7 million during the second quarter and first six months of fiscal 2009, respectively. Cash flows used in financing activities for the second quarter and first six months of fiscal 2010 were less than the cash flows provided by financing activities for the second quarter and first six months of fiscal 2009 due primarily to the repayment of short-term debt in fiscal 2010 as compared to short-term borrowings during fiscal 2009, partially offset by a reduction in shares repurchased in fiscal 2010 compared to fiscal 2009.

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

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2009 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. At November 29, 2009, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $860.0 million, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $525.4 million at November 29, 2009, compared to $554.8 million at May 31, 2009. This decrease was primarily due to a decrease in prepaid income taxes which were $5.6 million at November 29, 2009, compared to $53.2 million at May 31, 2009. The decrease in prepaid income taxes is due to the application of prior fiscal year tax overpayments to current fiscal year tax expenses. The decrease in prepaid income taxes were partially offset by an increase in receivables, net, which were $47.6 million at November 29, 2009 compared to $37.1 million at May 31, 2009 and an increase in prepaid expenses and other current assets, which were $56.4 million at November 29, 2009 compared to $44.2 million at May 31, 2009. The increase in receivables, net, was a result of the timing of gift card purchases by distributors for the upcoming holiday season and increased lease incentives receivables. The increase in prepaid expenses and other current assets is primarily due to the timing of payments related to our annual insurance premiums for property and general business coverage as well as our restaurant maintenance support, and an increase in the fair value of our derivative positions.

Our current liabilities totaled $1.15 billion at November 29, 2009, compared to $1.10 billion at May 31, 2009. The increase in current liabilities is primarily due to the classification of the $150.0 million of unsecured 4.875 percent notes due in August 2010 as current liabilities. Short-term debt totaled $102.3 million compared to $150.0 million at May 31, 2009. The decrease in short-term debt was principally due to a paydown of short-debt during the first six months of fiscal 2010. Accounts payable of $222.1 million decreased from $237.0 million at May 31, 2009, primarily due to the timing and terms of seasonal inventory purchases and reduced capital expenditures. Accrued payroll of $124.4 million at November 29, 2009 decreased from $138.3 million at May 31, 2009, principally due to payouts of fiscal 2009 accrued bonuses during the first quarter of fiscal 2010. Unearned revenues of $125.0 million at November 29, 2009 decreased from $138.3 million at May 31, 2009, principally due to seasonal fluctuations in sales and redemptions of our gift cards.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 12 to our consolidated financial statements set forth in Part I of this report.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2010, and all other statements that are not historical facts, including without limitation statements concerning or related to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009:

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

•	The loss of key personnel or difficulties recruiting and retaining qualified personnel;

•	A material information technology interruption or security failure;

•	Increased advertising and marketing costs;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	Litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;

•	Unfavorable publicity relating to food safety or other concerns;

•	The health concerns arising from outbreaks of viruses or other diseases or food safety and their adverse effect on our business;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At November 29, 2009, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $21.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $137.8 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2010 averaged $1.58 billion, with a high of $1.65 billion and a low of $1.48 billion.

During the first quarter of fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter and six months ended November 29, 2009, $1.1 million and $1.5 million was recorded, as a reduction to interest expense, respectively.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury-lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of November 29, 2009, the fair value of these treasury-lock agreements was a loss of $8.7 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 29, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 29, 2009.

During the fiscal quarter ended November 29, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See the discussion of legal proceedings contained in the third through fifth paragraphs of Note 11 to our consolidated financial statements in Part I Item 1 of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 29, 2009. Since commencing repurchases in December 1995, we have repurchased a total of 152.2 million shares through November 29, 2009 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 31, 2009 through October 4, 2009	1,817	$35.21	1,817	10,238,458
October 5, 2009 through November 1, 2009	1,056	$34.16	1,056	10,237,402
November 2, 2009 through November 29, 2009	1,348	$30.58	1,348	10,236,054
Total	4,221	$33.47	4,221	10,236,054

(1)	All of the shares purchased during the quarter ended November 29, 2009 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on September 25, 2009.

(b)	The name of each director elected at the meeting is provided in Item 4(c) of this report. There are no other directors with a term of office that continued after the Annual Meeting. Subsequent to the Annual Meeting, and as reported in a Form 8-K filed on November 2, 2009, the Board of Directors increased the number of directors of the Company from 11 to 12, and elected Victoria D. Harker to serve as a director, all effective November 2, 2009.

(c)	At the Annual Meeting, the shareholders took the following actions:

(i)	Elected the following eleven directors:

	For	Withheld
Leonard L. Berry	118,580,783	673,594
Odie C. Donald	114,019,781	5,234,596
Christopher J. Fraleigh	118,741,793	512,584
David H. Hughes	118,697,358	557,019
Charles A. Ledsinger, Jr.	118,715,153	539,224
William M. Lewis, Jr.	117,041,997	2,212,380
Senator Connie Mack, III	117,607,572	1,646,805
Andrew H. Madsen	114,371,104	4,883,273
Clarence Otis, Jr.	111,711,246	7,543,131
Michael D. Rose	112,704,220	6,550,158
Maria A. Sastre	114,001,490	5,252,887

(ii)	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending May 30, 2010.

For	113,567,744
Against	5,434,449
Abstain	252,184
Broker Non-Vote	0

Item 6.	Exhibits

Exhibit 12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: January 6, 2010	By:	/S/ PAULA J. SHIVES
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: January 6, 2010	By:	/S/ C. BRADFORD RICHMOND
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