Form 10-Q
period 2010-02-28
DARDEN RESTAURANTS INC
filed 2010-04-02
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

Number of shares of common stock outstanding as of March 15, 2010: 140,594,867 (excluding 143,426,610 shares held in our treasury).

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

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009

Sales	$1,874.0	$1,798.9	$5,249.3	$5,241.9
Costs and expenses:
Cost of sales:
Food and beverage	539.3	548.4	1,510.9	1,611.6
Restaurant labor	613.0	569.1	1,744.7	1,675.3
Restaurant expenses	277.9	276.5	802.8	841.5

Total cost of sales, excluding restaurant depreciation and amortization of $73.2, $67.5, $212.4 and $198.5, respectively	$1,430.2	$1,394.0	$4,058.4	$4,128.4
Selling, general and administrative	169.5	159.7	510.7	476.9
Depreciation and amortization	78.1	71.2	224.8	210.5
Interest, net	20.8	25.5	69.0	80.7

Total costs and expenses	$1,698.6	$1,650.4	$4,862.9	$4,896.5

Earnings before income taxes	175.4	148.5	386.4	345.4
Income taxes	(40.6)	(40.4)	(95.4)	(96.3)

Earnings from continuing operations	$134.8	$108.1	$291.0	$249.1
(Losses) earnings from discontinued operations, net of tax (benefit) expense of $(0.3), $(0.4), $(1.3) and $0.1, respectively	(0.5)	(0.6)	(2.1)	0.1

Net earnings	$134.3	$107.5	$288.9	$249.2

Basic net earnings per share:
Earnings from continuing operations	$0.97	$0.79	$2.09	$1.81
(Losses) earnings from discontinued operations	(0.01)	—	(0.01)	—

Net earnings	$0.96	$0.79	$2.08	$1.81

Diluted net earnings per share:
Earnings from continuing operations	$0.95	$0.78	$2.05	$1.78
(Losses) earnings from discontinued operations	(0.01)	—	(0.01)	—

Net earnings	$0.94	$0.78	$2.04	$1.78

Average number of common shares outstanding:
Basic	139.3	136.1	139.0	137.4
Diluted	142.3	138.6	141.8	140.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	February 28, 2010	May 31, 2009

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$260.3	$62.9
Receivables, net	56.0	37.1
Inventories	218.1	247.0
Prepaid income taxes	—	53.2
Prepaid expenses and other current assets	58.2	44.2
Deferred income taxes	106.2	110.4

Total current assets	$698.8	$554.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,285.0 and $2,122.4, respectively	3,374.6	3,306.7
Goodwill	518.3	518.7
Trademarks	454.0	454.4
Other assets	196.7	190.6

Total assets	$5,242.4	$5,025.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253.7	$237.0
Short-term debt	—	150.0
Accrued payroll	157.6	138.3
Accrued income taxes	34.2	—
Other accrued taxes	66.2	60.2
Unearned revenues	190.0	138.3
Current portion of long-term debt	149.9	—
Other current liabilities	398.8	372.3

Total current liabilities	$1,250.4	$1,096.1
Long-term debt, less current portion	1,484.9	1,632.3
Deferred income taxes	278.1	297.0
Deferred rent	166.0	154.6
Obligations under capital leases, net of current installments	58.0	58.9
Other liabilities	161.2	180.3

Total liabilities	$3,398.6	$3,419.2

Stockholders’ equity:
Common stock and surplus	$2,242.4	$2,183.1
Retained earnings	2,541.6	2,357.4
Treasury stock	(2,877.5)	(2,864.2)
Accumulated other comprehensive income (loss)	(50.9)	(57.2)
Unearned compensation	(11.8)	(13.0)
Officer notes receivable	—	(0.1)

Total stockholders’ equity	$1,843.8	$1,606.0

Total liabilities and stockholders’ equity	$5,242.4	$5,025.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the nine months ended February 28, 2010 and February 22, 2009

(In millions) (Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	288.9	—	—	—	—	288.9
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.3	—	—	1.3
Change in fair value of derivatives, net of tax of $0.1	—	—	—	3.5	—	—	3.5
Amortization of unrecognized net actuarial loss, net of tax of $0.3	—	—	—	1.5	—	—	1.5
Total comprehensive income							295.2
Cash dividends declared	—	(104.7)	—	—	—	—	(104.7)
Stock option exercises (1.3 shares)	21.6	—	2.1	—	—	—	23.7
Stock-based compensation	24.8	—	—	—	—	—	24.8
ESOP note receivable repayments	—	—	—	—	1.2	—	1.2
Income tax benefits credited to equity	8.5	—	—	—	—	—	8.5
Purchases of common stock for treasury (0.5 shares)	—	—	(16.5)	—	—	—	(16.5)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.4	—	1.1	—	—	—	5.5
Repayment of officer notes	—	—	—	—	—	0.1	0.1
Balance at February 28, 2010	$2,242.4	$2,541.6	$(2,877.5)	$(50.9)	$(11.8)	$—	$1,843.8

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 25, 2008	$2,074.9	$2,096.0	$(2,724.0)	$(20.7)	$(17.0)	$(0.1)	$1,409.1
Comprehensive income:
Net earnings	—	249.2	—	—	—	—	249.2
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(5.7)	—	—	(5.7)
Change in fair value of derivatives, net of tax of $(8.3)	—	—	—	(13.9)	—	—	(13.9)
Amortization of unrecognized net actuarial loss, net of tax of $1.5	—	—	—	2.5	—	—	2.5
Total comprehensive income							232.1
Cash dividends declared	—	(82.6)	—	—	—	—	(82.6)
Stock option exercises (0.7 shares)	12.7	—	0.9	—	—	—	13.6
Stock-based compensation	25.1	—	—	—	—	—	25.1
ESOP note receivable repayments	—	—	—	—	3.8	—	3.8
Income tax benefits credited to equity	4.5	—	—	—	—	—	4.5
Purchases of common stock for treasury (4.7 shares)	—	—	(132.7)	—	—	—	(132.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.3 shares)	4.1	—	1.6	—	—	—	5.7
Balance at February 22, 2009	$2,121.3	$2,262.6	$(2,854.2)	$(37.8)	$(13.2)	$(0.1)	$1,478.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009

Cash flows—operating activities
Net earnings	$134.3	$107.5	$288.9	$249.2
Losses (earnings) from discontinued operations, net of tax	0.5	0.6	2.1	(0.1)
Adjustments to reconcile net earnings to cash flows:
Depreciation and amortization	78.1	71.2	224.8	210.5
Asset impairment	1.1	—	3.9	1.1
Amortization of loan costs	0.9	0.8	2.5	2.7
Stock-based compensation expense	14.7	13.1	37.7	30.2
Change in current assets and liabilities	247.2	109.6	231.1	(17.1)
Contributions to postretirement plan	(0.3)	(0.3)	(1.1)	(0.9)
(Gain) loss on disposal of land, buildings and equipment	(0.7)	3.4	(1.1)	4.3
Change in cash surrender value of trust owned life insurance	(2.4)	(0.2)	(8.7)	23.6
Deferred income taxes	(19.2)	10.9	(14.7)	16.4
Change in deferred rent	3.7	4.4	11.3	12.0
Change in other liabilities	(16.9)	10.5	(27.5)	9.5
Income tax benefits from exercise of converted options credited to goodwill	0.3	—	0.5	—
Other, net	0.8	2.6	2.9	2.5

Net cash provided by operating activities of continuing operations	$442.1	$334.1	$752.6	$543.9

Cash flows—investing activities
Purchases of land, buildings and equipment	(109.7)	(125.2)	(324.1)	(423.0)
Proceeds from disposal of land, buildings and equipment (including assets held for disposal)	2.5	1.0	11.3	4.0
Purchases of marketable securities	(15.5)	—	(15.5)	(25.1)
Proceeds from the sale of marketable securities	11.1	11.3	12.8	11.3
Increase in other assets	(2.5)	(1.9)	(5.2)	(1.9)

Net cash used in investing activities of continuing operations	$(114.1)	$(114.8)	$(320.7)	$(434.7)

Cash flows—financing activities
Proceeds from issuance of common stock	20.0	7.7	28.6	18.8
Dividends paid	(34.8)	(27.2)	(104.7)	(82.6)
Purchases of treasury stock	(14.3)	(5.9)	(16.5)	(132.7)
Income tax benefits credited to equity	6.6	1.3	8.5	4.5
(Repayments of) proceeds from short-term debt, net	(102.3)	(139.1)	(150.0)	144.7
ESOP note receivable repayment	0.3	0.9	1.2	3.8
Principal payments on capital leases	(0.3)	(0.2)	(0.9)	(0.7)
Repayment of long-term debt	(0.3)	(0.9)	(1.2)	(3.8)

Net cash used in financing activities of continuing operations	$(125.1)	$(163.4)	$(235.0)	$(48.0)

Cash flows – discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(0.4)	0.1	(1.0)	(1.6)
Net cash provided by investing activities of discontinued operations	0.9	—	1.5	4.5

Net cash provided by discontinued operations	$0.5	$0.1	$0.5	$2.9

Increase in cash and cash equivalents	203.4	56.0	197.4	64.1
Cash and cash equivalents - beginning of period	56.9	51.3	62.9	43.2

Cash and cash equivalents - end of period	$260.3	$107.3	$260.3	$107.3

Cash flows from changes in current assets and liabilities
Receivables, net	(8.4)	(11.3)	(18.9)	19.1
Inventories	33.3	14.3	28.9	(93.1)
Prepaid expenses and other current assets	5.6	5.6	(8.2)	(6.3)
Accounts payable	38.6	(4.5)	36.1	29.5
Accrued payroll	33.2	16.8	19.3	(3.3)
Accrued income taxes	39.7	(7.2)	87.4	4.3
Other accrued taxes	11.3	2.9	6.0	2.8
Unearned revenues	65.0	52.3	52.0	25.7
Other current liabilities	28.9	40.7	28.5	4.2

Change in current assets and liabilities	$247.2	$109.6	$231.1	$(17.1)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and The Old Grist Mill Tavern®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 30, 2010.

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

During the first quarter of fiscal 2010, we sold Hemenway’s Seafood Grille & Oyster Bar to a third party for $0.8 million and recognized a loss of $0.1 million.

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Supplemental Cash Flow Information

(in millions)	Quarter Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009
Interest paid, net of amounts capitalized	$11.3	$12.5	$57.6	$66.1
Income taxes paid	31.8	21.2	36.2	58.8

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of February 28, 2010 and February 22, 2009, were as follows:

	Stock Options Granted During the Nine Months Ended
	February 28, 2010	February 22, 2009
Weighted-average fair value	$10.72	$10.65
Risk-free interest rate	2.96%	3.46%
Expected volatility of stock	40.6%	34.4%
Dividend yield	2.84%	2.10%
Expected option life	6.6 years	6.4 years

The following table presents a summary of our stock-based compensation activity for the nine months ended February 28, 2010:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	15.2	1.0	1.2	0.7
Awards granted	1.8	0.1	0.8	0.3
Awards exercised	(1.3)	(0.3)	(0.3)	—
Awards forfeited	(0.2)	—	(0.1)	(0.1)
Outstanding end of period	15.5	0.8	1.6	0.9

During the quarters and nine months ended February 28, 2010 and February 22, 2009, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009

Stock options	$5.3	$6.5	$14.8	$15.9
Restricted stock/restricted stock units	2.6	2.1	7.4	6.9
Darden stock units	5.0	3.5	9.3	4.6
Performance stock units	1.4	0.4	3.6	0.4
Employee stock purchase plan	0.4	0.4	1.3	1.2
Director compensation program/other	—	0.2	1.3	1.2
	$14.7	$13.1	$37.7	$30.2

Note 4. Income Taxes

The effective income tax rate for the quarter and nine months ended February 28, 2010 was 23.2 percent and 24.7 percent, respectively, compared to an effective income tax rate of 27.2 percent and 27.9 percent for the quarter and nine months ended February 22, 2009, respectively. The decrease in the effective income tax rate during the third quarter and for the first nine months of fiscal 2010 is primarily attributable to the impact of market driven changes in the value of our trust owned life insurance that are excluded for tax purposes and favorable resolution of prior year tax matters expensed in prior years.

Included in our remaining balance of unrecognized tax benefits is $2.6 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 28, 2010, we were in compliance with the covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 28, 2010, we had no outstanding balances under the Revolving Credit Agreement. As of February 28, 2010, $54.3 million of letters of credit were outstanding, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of February 28, 2010, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of February 28, 2010, we had $645.7 million of availability under the Revolving Credit Agreement.

The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 28, 2010, no adjustments to these interest rates had been made.

Our $150.0 million of unsecured 4.875 percent senior notes due in August 2010 is included in current liabilities as current portion of long-term debt.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase 3.4 million and 10.2 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended February 28, 2010 and February 22, 2009, respectively, because the effect would have been anti-dilutive. Restricted stock and options to purchase 6.8 million and 8.2 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the nine months ended February 28, 2010 and February 22, 2009, respectively, for the same reason.

Note 7. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities laws, we repurchased 0.4 million and 0.5 million shares of our common stock for $14.3 million and $16.5 million during the quarter and nine months ended February 28, 2010, respectively, resulting in a cumulative repurchase of 152.6 million shares as of February 28, 2010.

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009
Service cost	$1.4	$1.6	$0.5	$0.2
Interest cost	3.0	2.5	0.2	0.4
Expected return on plan assets	(4.1)	(4.1)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	0.2	0.1	0.2	0.1
Net periodic benefit cost	$0.5	$0.1	$0.9	$0.7

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009
Service cost	$4.2	$4.6	$1.5	$0.6
Interest cost	8.9	7.4	0.6	1.2
Expected return on plan assets	(12.3)	(12.2)	—	—
Amortization of unrecognized prior service cost	—	0.1	—	—
Recognized net actuarial loss	0.7	0.3	0.7	0.4
Net periodic benefit cost	$1.5	$0.2	$2.8	$2.2

Note 9. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 28, 2010, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Natural Gas Commodity Contracts

We enter into natural gas futures and swap contracts to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas futures and swap derivative contracts as cash flow hedging instruments. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value are subsequently reclassified into earnings as a component of restaurant expenses when the natural gas is purchased and used by us in our operations. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were party to natural gas futures and swap contracts designated as effective cash flow hedging instruments with notional values of $6.2 million and $9.9 million at February 28, 2010 and May 31, 2009, respectively. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas futures and swap contracts as economic hedges. All changes in the fair value of our economic hedge contracts are recorded currently in earnings in the period in which they occur. As of February 28, 2010 and May 31, 2009, we were party to natural gas futures and swap contracts, which were not designated as cash flow hedging instruments, with total notional values of $0.9 million and $1.3 million, respectively.

Other Commodity Contracts

We enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria required by the Derivatives and Hedging Topic of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage expenses when the product is purchased for use in our restaurants. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were not party to any commodity contracts designated as effective cash flow hedging instruments as of February 28, 2010 and May 31, 2009. To the extent the hedge accounting criteria is not met, the commodity contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. We were not party to any commodity contracts not designated as cash flow hedging instruments as of February 28, 2010. As of May 31, 2009, we were party to commodity contracts not designated as cash flow hedging instruments, with a notional value of $0.3 million.

Interest Rate Locks

We entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million 4.875 percent senior notes due August 2010 and our $75.0 million 7.450 percent medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest Rate Swaps

During the quarter ended August 30, 2009, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million 4.875 percent senior notes due August 2010, $75.0 million 7.450 percent medium-term notes due April 2011, and a portion of the $350 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. In addition, the net swap settlements that accrue each period are reported in interest expense. During the quarter and nine months ended February 28, 2010, $1.1 million and $2.6 million, respectively, was recorded as a reduction to interest expense related to these net swap settlements.

During fiscal 2009, we entered into interest rate swap agreements with $225.0 million of notional value to limit the risk of changes in fair value of our $150.0 million 4.875 percent senior notes due August 2010 and $75.0 million 7.450 percent medium-term notes due April 2011 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During fiscal 2009, we terminated these interest rate swap agreements for a gain of approximately $1.9 million, which will be recorded as a reduction to interest expense over the remaining life of the related long-term debt.

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

Equity Forwards

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. In total, the equity forward contracts are indexed to 0.8 million shares of our

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common stock, at varying forward rates between $27.57 per share and $41.17 per share and can only be net settled in cash. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.

We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with employee-directed investments in Darden stock within our non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.2 million shares of our common stock at forward rates between $23.41 and $37.44 per share, can only be net settled in cash and expire between fiscal 2011 and 2013. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the Darden stock investments in the non-qualified deferred compensation plan recorded within selling, general and administrative expenses in our consolidated statements of earnings.

The fair value of our derivative instruments as of February 28, 2010 and May 31, 2009, are as follows:

	Balance	Derivative Assets		Derivative Liabilities
(in millions)	Sheet Location	February 28, 2010	May 31, 2009	February 28, 2010	May 31, 2009
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$—	$—	$(0.7)	$(2.4)
Equity forwards	(1)	0.1	0.4	—	—
Interest rate related	(1)	5.1	0.8	(4.1)	(2.8)
		$5.2	$1.2	$(4.8)	$(5.2)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$—	$—	$—	$(0.8)
Equity forwards	(1)	0.1	1.0	—	—
		$0.1	$1.0	$—	$(0.8)

Total derivative contracts		$5.3	$2.2	$(4.8)	$(6.0)

(1)	Derivative assets and liabilities are included in Prepaid Expenses and Other Current Assets, and Other Current Liabilities, respectively, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters and nine months ended February 28, 2010 and February 22, 2009 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Quarter Ended			Quarter Ended			Quarter Ended
	February 28, 2010	February 22, 2009		February 28, 2010	February 22, 2009		February 28, 2010	February 22, 2009
Commodity contracts	$(0.4)	$(4.4)	Cost of sales	$(0.3)	$(1.7)	Cost of sales	$—	$—
Equity forwards	4.1	4.1	Cost of sales	—	—	Cost of sales	0.1	—
Interest rate	4.9	(9.7)	Interest, net	0.6	0.1	Interest, net	—	—
	$8.6	$(10.0)		$0.3	$(1.6)		$0.1	$—

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	February 28, 2010	February 22, 2009		February 28, 2010	February 22, 2009		February 28, 2010	February 22, 2009
Commodity contracts	$(1.2)	$(8.1)	Cost of sales	$(3.0)	$(3.8)	Cost of sales	$—	$—
Equity forwards	3.3	(0.8)	Cost of sales	—	—	Cost of sales	0.2	—
Interest rate	(0.4)	(17.0)	Interest, net	1.0	0.4	Interest, net	—	—
	$1.7	$(25.9)		$(2.0)	$(3.4)		$0.2	$—

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters and nine months ended February 28, 2010 and February 22, 2009 are as follows:

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	Quarter Ended				Quarter Ended
	February 28, 2010	February 22, 2009			February 28, 2010	February 22, 2009
Interest rate	$—	—	Interest, net	Fixed-rate debt	$—	—	Interest, net
	$—	—			$—	—

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 28, 2010	February 22, 2009			February 28, 2010	February 22, 2009
Interest rate	$4.0	—	Interest, net	Fixed-rate debt	$(4.0)	—	Interest, net
	$4.0	—			$(4.0)	—

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters and nine months ended February 28, 2010 and February 22, 2009 are as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarter Ended		Nine Months Ended
		February 28,	February 22,	February 28,	February 22,
(in millions)		2010	2009	2010	2009
Commodity contracts	Cost of sales	$(0.1)	$(2.9)	$(0.2)	$(4.6)
Equity forwards	Cost of sales	2.6	4.0	0.8	(0.6)
Equity forwards	Selling, general and administrative	1.9	2.9	1.1	(0.8)
		$4.4	$4.0	$1.7	$(6.0)

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 28, 2010, we expect to reclassify $0.8 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates. We are currently party to commodity derivative contracts designated as cash flow hedges to mitigate the risk of variability in our cash flows related to purchases of the related commodities through October 2010. At February 28, 2010, the maximum term of derivative instruments that hedge forecasted transactions was 54 months and related to hedges of equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at February 28, 2010:

Items Measured at Fair Value
(in millions)		Fair Value of assets (liabilities) at February 28, 2010	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long–term investments	(1)	$31.9	$10.3	$21.6	$—
Commodities futures and swaps	(2)	(0.7)	—	(0.7)	—
Equity forwards	(3)	0.2	—	0.2	—
Interest rate locks and swaps	(4)	1.0	—	1.0	—
Total		$32.4	$10.3	$22.1	$—

(1)	The fair value of our long-term investments is based on the closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(2)	The fair value of our commodities futures and swaps is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.
(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(4)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, at February 28, 2010 was $1.63 billion and $1.67 billion, respectively. The carrying value and fair value of long-term debt at May 31, 2009 was $1.63 billion and $1.49 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. At February 28, 2010 and May 31, 2009, we had $97.3 million and $104.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At February 28, 2010 and May 31, 2009, $21.2 million and $19.2 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

At February 28, 2010 and May 31, 2009, we had $9.4 million and $8.8 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at February 28, 2010 and May 31, 2009, amounted to $6.8 million and $6.3 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2011 through fiscal 2021.

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

Like other restaurant companies and retail employers, in a few states we have been faced with allegations of purported class-wide wage and hour violations. In April 2009, a former Red Lobster employee filed a purported class action in New York state court, alleging wage and hour violations and meal and rest break practices in violation of New York law, seeking an unspecified amount of damages. Although we believe that our practices were lawful, following mediation with the plaintiffs, we reached a settlement of these claims for approximately $0.2 million. We had accrued for this matter during the second quarter of fiscal 2010 and expect to pay the settlement amount during the fourth quarter at the completion of the settlement process.

Note 12. Application of New Accounting Standards

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification”, as the single source of authoritative nongovernmental U.S. GAAP. As a result, all existing accounting standard documents have been superseded. All other accounting literature not included in the ASC will be considered non-authoritative. The ASC did not change GAAP but instead combined all authoritative guidance into a comprehensive, topically organized structure. Upon adoption of the ASC, this statement is now codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles.” This statement is effective for interim and annual periods ending after September 15, 2009, which required us to adopt this statement during the second fiscal quarter of 2010. The adoption of this Statement did not impact the consolidated financial statements but does require that all references to authoritative accounting literature be referenced in accordance with the FASB ASC.

We have included reference to previously issued accounting guidance as it was originally issued with reference to the ASC Topic or Subtopic where the respective guidance has been codified within the FASB ASC.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been incorporated into the Subsequent Events Topic of the FASB ASC, within Subtopic 855-10. Subtopic 855-10 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009, which required that we adopt these provisions in the first fiscal quarter of 2010. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” This update removes the definition of a public entity from the ASC and amends disclosure requirements by only requiring those entities that do not file or furnish financial statements with the SEC to disclose the date through which subsequent events have been evaluated.

Note 13. Subsequent Event

On March 17, 2010, the Board of Directors declared a cash dividend of 25 cents per share to be paid May 3, 2010 to all shareholders of record as of the close of business on April 9, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 28, 2010 and February 22, 2009.

	Quarter Ended		Nine Months Ended
	February 28, 2010	February 22, 2009	February 28, 2010	February 22, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.8	30.5	28.8	30.7
Restaurant labor	32.7	31.6	33.2	32.0
Restaurant expenses	14.8	15.4	15.3	16.1

Total cost of sales, excluding restaurant depreciation and amortization of 3.9%, 3.8%, 4.0% and 3.8%, respectively	76.3%	77.5%	77.3%	78.8%
Selling, general and administrative	9.0	8.9	9.7	9.1
Depreciation and amortization	4.2	3.9	4.3	4.0
Interest, net	1.1	1.4	1.3	1.5

Total costs and expenses	90.6%	91.7%	92.6%	93.4%

Earnings before income taxes	9.4	8.3	7.4	6.6
Income taxes	(2.2)	(2.3)	(1.9)	(1.8)

Earnings from continuing operations	7.2	6.0	5.5	4.8
(Losses) earnings from discontinued operations	—	—	—	—

Net earnings	7.2%	6.0%	5.5%	4.8%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.87 billion and $5.25 billion for the third quarter and first nine months of fiscal 2010, respectively, compared to $1.80 billion and $5.24 billion for the third quarter and first nine months of fiscal 2009, respectively. The 4.2 percent increase in sales for the third quarter of fiscal 2010 was driven primarily by a combined same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse of 1.3 percent and the addition of 50 net new restaurants since the third quarter of fiscal 2009. The 0.1 percent increase in sales for the first nine months of fiscal 2010 was driven primarily by the addition of 50 net new restaurants since the third quarter of fiscal 2009, partially offset by a combined same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse of 2.8 percent. For the third quarter of fiscal 2010, our net earnings from continuing operations were $134.8 million compared to $108.1 million for the third quarter of fiscal 2009, a 24.7 percent increase, and our diluted net earnings per share from continuing operations were $0.95 for the third quarter of fiscal 2010 compared to $0.78 for the third quarter of fiscal 2009, a 21.8 percent increase. For the first nine months of fiscal 2010, our net earnings from continuing operations were $291.0 million compared to $249.1 million for the first nine months of fiscal 2009, a 16.8 percent increase, and our diluted net earnings per share from continuing operations were $2.05 for the first nine months of fiscal 2010 compared to $1.78 for the first nine months of fiscal 2009, a 15.2 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations in the third quarter and for the first nine months of fiscal 2010 compared to the same periods in the prior year were primarily due to increased sales, lower food and beverage costs, lower utility expenses, lower maintenance expenses and a lower effective income tax rate, which were partially offset by higher wage rates, bonuses and benefits.

During fiscal 2007 and 2008, we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters and nine months ended February 28, 2010 and February 22, 2009, all impairment charges and disposal costs, gains and losses on disposition, along with the sales, costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “(Losses) earnings from discontinued operations, net of tax (benefit) expense” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.87 billion and $1.80 billion for the quarters ended February 28, 2010 and February 22, 2009, respectively. The 4.2 percent increase in sales for the third quarter of fiscal 2010 was driven by the addition of 50 net new restaurants since the third quarter of fiscal 2009 and a 1.3 percent combined U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. The shift of the Thanksgiving holiday week into the second fiscal quarter of this year positively affected combined same-restaurant sales for the third fiscal quarter by approximately 0.8 percent. Same-restaurant sales for the third quarter of fiscal 2010 were adversely impacted by more severe weather this year by approximately 0.6 percent. Olive Garden’s sales of $869.9 million for the third quarter of fiscal 2010 were 5.2 percent above last fiscal year’s third quarter, driven by revenue from 31 net new restaurants and a U.S. same-restaurant sales increase of 1.5 percent. The increase in U.S. same-restaurant sales resulted from a 3.1 percent increase in average check partially offset by a 1.6 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $655.4 million for the third quarter of fiscal 2010 were 1.9 percent above last fiscal year’s third quarter, which resulted primarily from revenue from four net new restaurants and a 0.9 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 2.0 percent increase in average check partially offset by a 1.1 percent decrease in same-restaurant guest counts. LongHorn Steakhouse’s sales of $237.6 million for the third quarter of fiscal 2010 were 4.5 percent above last fiscal year’s third quarter, which resulted from revenue from eight net new restaurants and a 1.9 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 2.9 percent increase in average check partially offset by a 1.0 percent decrease in same-restaurant guest counts. The Capital Grille’s sales of $69.2 million for the third quarter of fiscal 2010 were 13.7 percent above last fiscal year’s third quarter, driven by sales from the addition of five net new restaurants, partially offset by a same-restaurant sales decrease of 1.9 percent. Bahama Breeze sales of $29.1 million for the third quarter of fiscal 2010 were 3.1 percent above last fiscal year’s third quarter, driven by the addition of one net new restaurant, partially offset by a 0.6 percent decrease in same-restaurant sales.

Sales from continuing operations were $5.25 billion and $5.24 billion for the nine months ended February 28, 2010 and February 22, 2009, respectively. The 0.1 percent increase in sales for the first nine months of fiscal 2010 was primarily due to the addition of 50 net new restaurants since the third quarter of fiscal 2009 which was partially offset by a 2.8 percent combined
U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $2.47 billion for the first nine months of fiscal 2010 were 3.1 percent above the comparable prior-year period, driven primarily by revenue from 31 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 0.9 percent. The decrease in U.S. same-restaurant sales resulted from a 2.9 percent decrease in same-restaurant guest counts, partially offset by a 2.0 percent increase in average check. Red Lobster’s sales of $1.82 billion for the first nine months of fiscal 2010 were 3.6 percent below the comparable prior-year period, which resulted primarily from a 5.1 percent decrease in U.S. same-restaurant sales, partially offset by sales from four net new restaurants. The decrease in U.S. same-restaurant sales resulted primarily from a 6.9 percent decrease in same-restaurant guest counts, partially offset by a 1.8 percent increase in average check. LongHorn Steakhouse’s sales of $648.5 million for the first nine months of fiscal 2010 were 0.1 percent below the comparable prior-year period, which resulted primarily from a 3.3 percent decrease in U.S. same-restaurant sales, partially offset by sales from eight net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 5.4 percent decrease in same-restaurant guest counts, partially offset by a 2.1 percent increase in average check. The Capital Grille’s sales of $177.9 million for the first nine months of fiscal 2010 were 1.1 percent above last year, driven by the addition of five net new restaurants, partially offset by a same-restaurant sales decrease of 11.4 percent. Bahama Breeze sales of $91.8 million for the first nine months of fiscal 2010 were 0.2 percent below last year, driven by a same-restaurant sales decrease of 4.5 percent, partially offset by the addition of one net new restaurant.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended February 28, 2010 Compared to Quarter Ended February 22, 2009

Total costs and expenses were $1.70 billion and $1.65 billion for the quarters ended February 28, 2010 and February 22, 2009, respectively. As a percent of sales, total costs and expenses decreased from 91.7 percent in the third quarter of fiscal 2009 to 90.6 percent in the third quarter of fiscal 2010.

Food and beverage costs were $539.3 million during the third quarter of fiscal 2010, a decrease of $9.1 million, or 1.7 percent, from food and beverage costs of $548.4 million during the third quarter of fiscal 2009. Food and beverage costs decreased as a percent of sales primarily as a result of lower seafood, beef, chicken and commodity costs and pricing. Restaurant labor costs were $613.0 million during the third quarter of fiscal 2010, an increase of $43.9 million, or 7.7 percent, from restaurant labor costs of $569.1 million during the third quarter of fiscal 2009. Restaurant labor costs, as a percent of sales, increased primarily as a result of manager bonuses, an increase in wage rates and employee insurance costs partially offset by sales leveraging. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $277.9 million during the third quarter of fiscal 2010, an increase of $1.4 million, or 0.5 percent, from restaurant expenses of $276.5 million during the third quarter of fiscal 2009. As a percent of sales, restaurant expenses decreased primarily due to lower utility costs and maintenance costs and sales leveraging.

Selling, general and administrative expenses were $169.5 million during the third quarter of fiscal 2010, an increase of $9.8 million, or 6.1 percent, from selling, general and administrative expenses of $159.7 million during the third quarter of fiscal 2009. As a percent of sales, selling, general and administrative expenses increased slightly from 8.9 percent in the third quarter of fiscal 2009 to 9.0 percent in the third quarter of fiscal 2010 as a result of an increase in media expenses and performance incentive compensation, which was partially offset by sales leveraging.

Depreciation and amortization expense was $78.1 million during the third quarter of fiscal 2010, an increase of $6.9 million, or
9.7 percent, from depreciation and amortization expense of $71.2 million during the third quarter of fiscal 2009. As a percent of sales, depreciation and amortization expense increased between the third quarter of fiscal 2010 and the third quarter of fiscal 2009 primarily as a result of new restaurant activity and the incremental increase in depreciation associated with the new Restaurant Support Center (RSC).

Net interest expense was $20.8 million during the third quarter of fiscal 2010, a decrease of $4.7 million, or 18.4 percent, from net interest expense of $25.5 million during the third quarter of fiscal 2009. As a percent of sales, net interest expense decreased between the third quarter of fiscal 2010 and the third quarter of fiscal 2009 primarily as a result of lower average debt balances associated with the repayment of all our short-term debt and the release of interest reserves associated with the favorable resolution of prior year tax matters in the current quarter.

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 22, 2009

Total costs and expenses were $4.86 billion and $4.90 billion for the nine months ended February 28, 2010 and February 22, 2009, respectively. As a percent of sales, total costs and expenses decreased to 92.6 percent in the first nine months of fiscal 2010 as compared with 93.4 percent in the first nine months of fiscal 2009.

Food and beverage costs were $1.51 billion during the first nine months of fiscal 2010, a decrease of $100.7 million, or 6.2 percent, from food and beverage costs of $1.61 billion during the first nine months of fiscal 2009. As a percent of sales, food and beverage costs decreased in the first nine months of fiscal 2010 primarily as a result of lower seafood, beef, chicken and commodity costs and pricing. Restaurant labor costs were $1.74 billion during the first nine months of fiscal 2010, an increase of $69.4 million, or 4.1 percent, from restaurant labor costs of $1.68 billion during the first nine months of fiscal 2009. Restaurant labor costs, as a percent of sales, increased primarily as a result of an increase in wage rates, manager bonuses and the impact of sales deleveraging. Restaurant expenses (which include lease, property tax, maintenance, credit card, utility, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $802.8 million during the first nine months of fiscal 2010, a decrease of $38.7 million, or 4.6 percent, from restaurant expenses of $841.5 million during the first nine months of fiscal 2009. As a percent of sales, restaurant expenses decreased in the first nine months of fiscal 2010 primarily as a result of lower utility costs and repair and maintenance expenses, which were partially offset by the impact of sales deleveraging.

Selling, general and administrative expenses were $510.7 million during the first nine months of fiscal 2010, an increase of $33.8 million, or 7.1 percent, from selling, general and administrative expenses of $476.9 million during the first nine months of fiscal 2009. As a percent of sales, selling, general and administrative expenses increased in the first nine months of fiscal 2010 primarily as a result of unfavorable market driven changes in fair value related to our non-qualified deferred compensation plans in the first nine months of fiscal 2010 when compared to the same period in fiscal 2009 as well as an increase in media expenses, performance incentive compensation and sales deleveraging in the first nine months of fiscal 2010.

Depreciation and amortization expense was $224.8 million during the first nine months of fiscal 2010, an increase of $14.3 million, or 6.8 percent, from depreciation and amortization expense of $210.5 million during the first nine months of fiscal 2009. As a percent of sales, depreciation and amortization expense increased in the first nine months of fiscal 2010 primarily as a result of new restaurant activity, the incremental increase in depreciation associated with the new RSC, and sales deleveraging.

Net interest expense was $69.0 million during the first nine months of fiscal 2010, a decrease of $11.7 million, or 14.5 percent, from interest expense of $80.7 million during the first nine months of fiscal 2009. As a percent of sales, net interest expense decreased in the first nine months of fiscal 2010 primarily as a result of lower average debt balances associated with the repayment of all our short-term debt and the release of interest reserves associated with the favorable resolution of prior year tax matters in the current year.

INCOME TAXES

The effective income tax rate for the quarter and nine months ended February 28, 2010 was 23.2 percent and 24.7 percent, respectively, compared to an effective income tax rate of 27.2 percent and 27.9 percent for the quarter and nine months ended February 22, 2009, respectively. The decrease in the effective income tax rate during the third quarter and for the first nine months of fiscal 2010 is primarily attributable to the impact of market driven changes in the value of our trust owned life insurance that are excluded for tax purposes and favorable resolution of prior year tax matters expensed in prior years.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the third quarter of fiscal 2010, our net earnings from continuing operations were $134.8 million compared to $108.1 million in the third quarter of fiscal 2009, a 24.7 percent increase, and our diluted net earnings per share from continuing operations were $0.95 compared to $0.78 in the third quarter of fiscal 2009, a 21.8 percent increase. Diluted net earnings per share growth for the third quarter of fiscal 2010 was reduced by approximately $0.04 as a result of an adjustment to our gift card redemption rate assumptions based on current consumer redemption behavior. At Olive Garden, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009. At Red Lobster, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009. At LongHorn Steakhouse, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009.

For the first nine months of fiscal 2010, our net earnings from continuing operations were $291.0 million compared to $249.1 million in the first nine months of fiscal 2009, a 16.8 percent increase, and our diluted net earnings per share from continuing operations were $2.05 compared to $1.78 in the first nine months of fiscal 2009, a 15.2 percent increase. At Olive Garden, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden for the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009. At Red Lobster, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster for the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009. At LongHorn Steakhouse, lower food and beverage costs and restaurant expenses as a percent of sales were partially offset by increased restaurant labor, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse for the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2010, compared with the number open at the end of fiscal 2009 and the end of the third quarter of fiscal 2009.

	February 28, 2010	May 31, 2009	February 22, 2009
Red Lobster – USA	664	661	659
Red Lobster – Canada	28	29	29

Total	692	690	688

Olive Garden – USA	704	685	673
Olive Garden – Canada	6	6	6

Total	710	691	679

LongHorn Steakhouse	326	321	318
The Capital Grille	40	37	35
Bahama Breeze	24	24	23
Seasons 52	9	8	7
Other	1	2	2

Total	1,802	1,773	1,752

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 28, 2010, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 28, 2010, we had no outstanding balances under the Revolving Credit Agreement. At February 28, 2010 we had $54.3 million of letters of credit, which are backed by this facility.

Lehman Brothers Holdings Inc. and certain of its subsidiaries (Lehman Brothers) have filed for bankruptcy protection. A subsidiary of Lehman Brothers is one of the Revolving Credit Lenders with a commitment of $50.0 million, and has defaulted on its obligation to fund our request for borrowings under the Revolving Credit Agreement. Accordingly, as of February 28, 2010, we believe that our ability to borrow under the Revolving Credit Agreement is reduced by the amount of Lehman Brothers’ commitment. After consideration of this reduction, in addition to amounts currently outstanding or backed by the Revolving Credit Agreement, as of February 28, 2010, we had $645.7 million of availability under the Revolving Credit Agreement.

At February 28, 2010, our long-term debt consisted principally of:

•	$75.0 million of unsecured 7.450 percent medium-term notes due in April 2011;

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $10.4 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $150.0 million of unsecured 4.875 percent senior notes due in August 2010 included in current liabilities as current portion of long-term debt, which we plan to repay from a combination of cash on hand and borrowing from our revolving credit facility.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 28, 2010, no adjustments to these interest rates had been made.

During the first quarter of fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter and nine months ended February 28, 2010, $1.1 million and $2.6 million, respectively, were recorded as a reduction to interest expense.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury-lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of February 28, 2010, the fair value of these treasury-lock agreements was a loss of $4.1 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

We currently do not have any provisions in our interest rate swap, treasury-lock or other derivative agreements that would require either counterparty to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit.

A summary of our contractual obligations and commercial commitments at February 28, 2010 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$2,798.9	$248.0	$607.6	$139.5	$1,803.8
Operating leases	745.4	124.8	216.6	157.7	246.3
Purchase obligations (2)	703.1	629.2	73.8	0.1	—
Capital lease obligations (3)	106.3	5.0	10.4	10.9	80.0
Benefit obligations (4)	194.4	12.6	38.7	33.4	109.7
Unrecognized income tax benefits (5)	39.4	3.2	29.3	6.9	—

Total contractual obligations	$4,587.5	$1,022.8	$976.4	$348.5	$2,239.8

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$118.4	$118.4	$—	$—	$—
Guarantees (7)	9.4	1.7	2.7	2.5	2.5

Total commercial commitments	$127.8	$120.1	$2.7	$2.5	$2.5

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.0 percent. Excludes issuance discount of $5.0 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $47.2 million over the life of the obligations.
(4)	Includes expected payments associated with our defined benefit plans, postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2019.
(5)	Includes interest on unrecognized income tax benefits of $6.1 million, $0.6 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $97.3 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $54.3 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $19.2 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarter and nine months ended February 28, 2010, we repurchased 0.4 million and 0.5 million shares of our common stock, respectively, compared to 0.2 million and 4.7 million for the quarter and nine months ended February 22, 2009, respectively. As of February 28, 2010, we have repurchased a total of 152.6 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities from continuing operations were $442.1 million and $752.6 million for the third quarter and first nine months of fiscal 2010, respectively, compared to $334.1 million and $543.9 million in the third quarter and first nine months of fiscal 2009. The increase was primarily due to the impact of the timing of inventory purchases and overall product demand, lower costs, higher net earnings, and lower income tax payments during the third quarter and first nine months of fiscal 2010.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants, our new RSC, replacing equipment and technology initiatives. Capital expenditures were $109.7 million and $324.1 million in the third quarter and first nine months of fiscal 2010, respectively, compared to $125.2 million and $423.0 million in the third quarter and first nine months of fiscal 2009, respectively. The decreased expenditures in the third quarter and first nine months of fiscal 2010 resulted primarily from decreased spending associated with our new RSC which was completed in the second quarter of fiscal 2010, and the replacement of restaurant assets.

Net cash flows used in financing activities included $34.8 million and $104.7 million in dividends paid in the third quarter and first nine months of fiscal 2010, respectively, compared to $27.2 million and $82.6 million in dividends paid in the same periods in fiscal 2009, respectively. On June 19, 2009, the Board of Directors approved an increase in the quarterly dividend to $0.25 per share, which indicates an annual dividend of $1.00 per share in fiscal 2010. In fiscal 2009, we paid quarterly dividends of $0.20 per share. Purchases of treasury stock were $14.3 million and $16.5 million in the third quarter and first nine months of fiscal 2010, respectively, as compared to purchases of $5.9 million and $132.7 million during the third quarter and first nine months of fiscal 2009, respectively. Cash flows used in financing activities for the third quarter of fiscal 2010 were less than cash flows used in financing activities for the third quarter of fiscal 2009 primarily due to lower repayments of short-term debt in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. Cash flows used in financing activities for first nine months of fiscal 2010 exceeded the cash flows used in financing activities for the first nine months of fiscal 2009 due primarily to the repayment of short-term debt in fiscal 2010 as compared to short-term borrowings during fiscal 2009, partially offset by a reduction in shares repurchased in fiscal 2010 compared to fiscal 2009.

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

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2009 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. At February 28, 2010, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.0 billion, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $698.8 million at February 28, 2010, compared to $554.8 million at May 31, 2009. This increase was primarily due to an increase in cash and cash equivalents, receivables, net, and prepaid expenses and other current assets partially offset by a decrease in inventories and prepaid income taxes. Cash and cash equivalents were $260.3 million at February 28, 2010, compared to $62.9 million at May 31, 2009. The increase in cash and cash equivalents is a result of the timing of remittances of credit card receipts, sales volumes on the last week of the respective periods, changes in working capital and the preservation of cash for repayment of debt due in August 2010. Receivables, net, which were $56.0 million at February 28, 2010, compared to $37.1 million at May 31, 2009, increased as a result of the timing of payments from our national storage and distribution companies. Prepaid expenses and other assets, which were $58.2 million at February 28, 2010, compared to $44.2 million at May 31, 2009, increased as a result of the timing of payments related to our annual insurance premiums for property and general business coverage and advance payments associated with future advertising production costs and media.

Inventories, which were $218.1 million at February 28, 2010, compared to $247.0 million at May 31, 2009, decreased as a result of the timing of purchases of restaurant inventories related to seasonality and timing of promotions and lower product costs. Prepaid income taxes, which were $0.0 million at February 28, 2010, compared to $53.2 million at May 31, 2009, decreased as a result of the application of prior fiscal year tax overpayments to current fiscal year tax expenses.

Our current liabilities totaled $1.25 billion at February 28, 2010, compared to $1.10 billion at May 31, 2009. The increase in current liabilities is primarily due to increases in accounts payable, accrued payroll, accrued income taxes, unearned revenues and other current liabilities. Accounts payable of $253.7 million increased from $237.0 million at May 31, 2009, primarily due to the timing and terms of seasonal inventory purchases and capital expenditures. Accrued payroll of $157.6 million at February 28, 2010 increased from $138.3 million at May 31, 2009, principally due to an increase in accrued vacation and an increase in accrued bonuses. Accrued income taxes of $34.2 million at February 28, 2010 increased from $0.0 million at May 31, 2009 due to the application of prior fiscal year tax overpayments resulting in a prepaid balance at May 31, 2009. Unearned revenues of $190.0 million at February 28, 2010 increased from $138.3 million at May 31, 2009, principally due to seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities of $398.8 million at February 28, 2010 increased from $372.3 million at May 31, 2009, primarily as a result of an increase in fair value of our deferred compensation plan.

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

•

Federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, health care reform, menu labeling, environmental matters and liquor licenses;

•

Factors impacting our growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our ability to develop or acquire new brands and our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits and the availability and cost of funds to finance growth;

•

Our plans to expand newer brands like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful and could require us to make substantial further investments in these brands;

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At February 28, 2010, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $22.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $133.2 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2010 averaged $1.60 billion, with a high of $1.67 billion and a low of $1.48 billion.

During the first quarter of fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the quarter and nine months ended February 28, 2010, $1.1 million and $2.6 million was recorded, as a reduction to interest expense, respectively.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury-lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of February 28, 2010, the fair value of these treasury-lock agreements was a loss of $4.1 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 28, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

During the fiscal quarter ended February 28, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See the discussion of legal proceedings contained in the third and fourth paragraphs of Note 11 to our consolidated financial statements in Part I Item 1 of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended May 31, 2009. The risks identified in the Annual Report on Form 10-K for the year ended May 31, 2009 have not changed in any material respect, except that the risk under the heading “We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins” should be revised to read in its entirety as follows:

“We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We are reviewing the health care reform law enacted by Congress in March of 2010. As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. We did not receive tax-free subsidies for providing prescription drugs to retirees under Medicare Part D. Therefore, we have no deferred tax assets associated with our retiree medical plan that would be impacted by this law. We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories on menus, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 28, 2010. Since commencing repurchases in December 1995, we have repurchased a total of 152.6 million shares through February 28, 2010 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 30, 2009 through January 3, 2010	24,094	$35.81	24,094	10,211,960
January 4, 2010 through January 31, 2010	245,262	$35.21	245,262	9,966,698
February 1, 2010 through February 28, 2010	125,787	$38.21	125,787	9,840,911
Total	395,143	$36.20	395,143	9,840,911

(1)	All of the shares purchased during the quarter ended February 28, 2010 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6. Exhibits

Exhibit No.	Exhibit Title

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: April 2, 2010	By:	/s/ PAULA J. SHIVES
Paula J. Shives
Senior Vice President, General Counsel and Secretary

Dated: April 2, 2010	By:	/s/ C. BRADFORD RICHMOND
C. Bradford Richmond
Senior Vice President and Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document