Form 10-K
period 2010-05-30
DARDEN RESTAURANTS INC
filed 2010-07-23
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 30, 2010

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-13666

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 245-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, without par value and Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   X   No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes      No   X   .

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X           Accelerated filer                 Non-accelerated filer                 Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No   X  .

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $31.15 per share as reported on the New York Stock Exchange on November 29, 2009, was approximately: $4,355,149,811.

Number of shares of Common Stock outstanding as of May 30, 2010: 140,630,233 (excluding 144,532,749 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 14, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2010, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 30, 2010 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 30, 2010

[all page numbers to be confirmed/updated in final draft]

Cautionary Statement Regarding Forward-Looking Statements

Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2011, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”.

PART I

Item 1.	BUSINESS

Introduction

Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 392 million meals in fiscal 2010. As of May 30, 2010, we operated through subsidiaries 1,824 restaurants in the United States and Canada. In the United States, we operated 1,790 restaurants in 49 states (the exception being Alaska), including 666 Red Lobster®, 717 Olive Garden®, 331 LongHorn Steakhouse®, 40 The Capital Grille®, 25 Bahama Breeze®, and 11 Seasons 52® restaurants. In Canada, we operated 34 restaurants, including 28 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Central Florida that are owned by joint ventures we manage. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. None of our restaurants in the United States or Canada are franchised. Of our 1,824 restaurants open on May 30, 2010, 942 were located on owned sites and 882 were located on leased sites. As of May 30, 2010, we franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee, and 25 Red Lobster restaurants in Japan to an unaffiliated Japanese corporation, under area development and franchise agreements.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center are located at 1000 Darden Center Drive, Orlando, Florida 32837, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we”, “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.

We have a 52/53 week fiscal year ending the last Sunday in May. Our 2010 fiscal year ended May 30, 2010, had 52 weeks, our 2009 fiscal year ended May 31, 2009 had 53 weeks, and our 2008 fiscal year ended May 25, 2008 had 52 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Background

We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 694 restaurants in North America by the end of fiscal 2010. Olive Garden, an internally developed Italian restaurant brand, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2010 had expanded to 723 restaurants in North America. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2010 increased by four and 32, respectively, as compared to the end of fiscal 2009.

1 Source: Nation’s Restaurant News, “Special Report: Top 100,” June 28, 2010 (based on U.S. revenues from company-owned restaurants).

Bahama Breeze is an internally developed brand that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2010, there were 25 Bahama Breeze restaurants.

Seasons 52 is an internally developed brand that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2010, there were 11 Seasons 52 restaurants.

On August 16, 2007, we announced that we had entered into an agreement to purchase the common stock of RARE Hospitality International, Inc. (“RARE”). RARE owned and operated two principal restaurant brands, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition, which was completed on October 1, 2007. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the premium steakhouse category. RARE also had two specialty restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern, that were acquired in the merger and sold in fiscal 2010. The acquired operations are included in our financial statements from the date of the acquisition.

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

Company-Operated Restaurants Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6						6	3.5
1971	24						24	9.1
1972	47						47	27.1
1973	70						70	48.0
1974	97						97	72.6
1975	137						137	108.5
1976	174						174	174.1
1977	210						210	229.2
1978	236						236	291.4
1979	244						244	337.5
1980	260						260	397.6
1981	291						291	528.4
1982	328						328	614.3
1983	360	1					361	718.5
1984	368	2					370	782.3
1985	372	4					376	842.2
1986	401	14					415	917.3
1987	433	52					485	1,097.7
1988	443	92					535	1,300.8
1989	490	145					635	1,621.5
1990	521	208					729	1,927.7
1991	568	272					840	2,212.3
1992	619	341					960	2,542.0
1993	638	400					1,038	2,737.0
1994	675	458					1,133	2,963.0
1995	715	477					1,192	3,163.3
1996	729	487			1		1,217	3,191.8
1997	703	477			2		1,182	3,171.8
1998	682	466			3		1,151	3,261.6

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1999	669	464			6		1,139	3,432.4
2000	654	469			11		1,134	3,671.3
2001	661	477			16		1,154	3,966.2
2002	667	496			22		1,185	4,303.5
2003	673	524			25	1	1,223	4,530.4
2004	680	543			23	1	1,247	4,794.7
2005	679	563			23	3	1,268	4,977.6
2006	682	582			23	5	1,292	5,353.6
2007	680	614			23	7	1,324	5,567.1
2008	680	653	305	32	23	7	1,700(4)	6,626.5
2009	690	691	321	37	24	8	1,771(4)	7,217.5
2010	694	723	331	40	25	11	1,824(4)	7,113.1

(1)

Includes only Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52 restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations.

(2)

From fiscal 1996 forward, includes only net sales from continuing operations and excludes sales related to all restaurants that were closed and considered discontinued operations. Periods prior to fiscal 1996 include total sales from all of our operations, including sales from restaurant brands besides Red Lobster, Olive Garden, Bahama Breeze and Seasons 52 that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.

(3)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605 requires sales incentives to be classified as a reduction of sales. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2010. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Excludes two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern, that were acquired from RARE in fiscal 2008 and sold in fiscal 2010.

Strategy

The restaurant industry is generally considered to be comprised of two segments: quick service and full service. The full service segment is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the full service segment. We plan to grow by increasing the number of restaurants in each of our existing brands and by developing or acquiring additional brands that can be expanded profitably.

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

Restaurant Brands

Red Lobster

Red Lobster is the largest full service dining seafood specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner entrée prices range from $10.00 to $33.25, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch entrée prices range from $6.99 to $12.99. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay Biscuits as a guest desires. During fiscal 2010, the average check per person was approximately $19.25 to $19.75, with alcoholic beverages accounting for 7.6 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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

Most dinner menu entrée prices range from $8.95 to $22.95, and most lunch menu entrée prices range from $6.95 to $15.95. The price of each entrée also includes as much fresh salad or soup and breadsticks as a guest desires. For fiscal 2010, the average check per person was approximately $15.75 to $16.25, with alcoholic beverages accounting for 7.7 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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

Most dinner menu entrée prices range from $12.00 to $23.00, and most lunch menu entrée prices range from $7.00 to $15.00. The price of most entrées also includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2010, the average check per person was approximately $18.00 to $18.50, with alcoholic beverages accounting for 9.5 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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

Most dinner menu entrée prices range from $25.00 to $46.00 and most lunch menu entrée prices range from $13.00 to $29.00. During fiscal 2010, the average check per person was approximately $71.00 to $72.00, with alcoholic beverages accounting for 31.3 percent of The Capital Grille’s sales. The Capital Grille maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.

Bahama Breeze

Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. The first Bahama Breeze opened in 1996 and met with strong positive consumer response. We continued to test the brand by opening a limited number of additional restaurants in each of the following years, and began national expansion of the brand in 1998. The brand was well received by guests, but due to weaker-than-expected financial performance, in the fourth quarter of fiscal 2004 Bahama Breeze closed six restaurants and wrote down the carrying value of four others. This action reduced the total number of restaurants in operation to 32, and all new restaurant expansion was postponed.

Since fiscal 2004, Bahama Breeze has implemented changes to become a more relevant brand for its guests, evolve its menu to make it more approachable yet still distinctive and improve the guest experience while lowering its operating costs. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine, but improved the guest experience and unit economics sufficiently at the remaining restaurants that we have restarted modest unit growth, with one restaurant opening in each of the last two fiscal years.

Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $9.00 to $14.00. During fiscal 2010, the average check per person was approximately $22.75 to $23.25, with alcoholic beverages accounting for 22.2 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Seasons 52

Seasons 52 is a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. It offers an international wine list of more than 90 wines, with approximately 60 available by the glass. The first Seasons 52 opened in 2003, and the brand currently operates 11 existing restaurants with plans to open approximately six new restaurants in fiscal 2011.

Discontinued Operations

In fiscal 2007, we announced the closure of 54 Smokey Bones Barbeque & Grill restaurants and two Rocky River Grillhouse restaurants, and subsequently sold the remaining 73 operating Smokey Bones restaurants during fiscal 2008. Also in fiscal 2007, we closed nine Bahama Breeze restaurants. The results of operations, impairment, carrying costs and subsequent gain or loss on disposal for these restaurants are treated as a component of discontinued operations in the accompanying consolidated financial statements.

Recent and Planned Growth

On a continuing operations basis, during fiscal 2010, we opened 53 net new restaurants. Our actual and projected net new openings from continuing operations by brand are shown below.

	Actual Net New Restaurant Openings Fiscal 2010	Projected Net New Restaurant Openings Fiscal 2011
Red Lobster	4	3-5
Olive Garden	32	30-35
LongHorn Steakhouse	10	20-25
The Capital Grille	3	4
Bahama Breeze	1	1
Seasons 52	3	6
Totals	53	Approximately 70-75

The actual number of openings for each of our brands will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant brands, and to develop or acquire additional brands that can be expanded profitably. We have continued to test new ideas and brands, and also to evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives.

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

The following table illustrates the approximate average capital investment, size and dining capacity of the nine Red Lobster restaurants (seven new restaurants and two relocations), 33 Olive Garden restaurants (32 new restaurants and one relocation) and the 14 LongHorn Steakhouse restaurants (14 new and no relocations) opened during fiscal 2010. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,241,000	7,195	240	53
Olive Garden	$3,889,000	7,543	236	58
LongHorn Steakhouse	$2,910,000	6,008	200	46

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.
(2)	Includes all space under the roof, including the coolers and freezers.
(3)	Includes bar dining seats and patio seating, but excludes bar stools.
(4)	Includes patio dining tables.

We systematically review the performance of our restaurants to ensure that each one meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve that restaurant’s performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing or conversion to one of our other brands.

As discussed above under “Discontinued Operations,” we sold or closed a number of restaurants during fiscal 2007 and 2008. While not included in discontinued operations, in fiscal 2008, we permanently closed three

Red Lobster restaurants, one Olive Garden restaurant and, following the acquisition of RARE on October 1, 2007, one LongHorn Steakhouse restaurant. During fiscal 2009, we permanently closed three Red Lobster restaurants, one Olive Garden restaurant and five LongHorn Steakhouse restaurants. During fiscal 2010, we permanently closed three Red Lobster restaurants and three LongHorn Steakhouse restaurants. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site selection concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.

Restaurant Operations

We believe that high-quality restaurant management is critical to our long-term success. Our restaurant management structure varies by brand and restaurant size. We issue detailed operations manuals covering all aspects of restaurant operations, as well as food and beverage manuals which detail the preparation procedures of our recipes. The restaurant management teams are responsible for the day-to-day operation of each restaurant and for ensuring compliance with our operating standards.

Each typical Red Lobster, Olive Garden and Bahama Breeze restaurant is led by a general manager and three to five additional managers, depending on the operating complexity and sales volume of the restaurant. Each restaurant also employs approximately 50-185 hourly employees, most of who work part-time. Restaurant general managers report to multi-unit supervisors who are Directors of Operations or Regional Directors. At the end of fiscal 2010, each multi-unit supervisor was responsible for approximately six to 10 restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

The management staff of a typical LongHorn Steakhouse, The Capital Grille and Seasons 52 restaurant consists of one managing partner, one to four assistant managers and one or two kitchen managers. In addition, each of these restaurants employs approximately 40 to 80 hourly employees. The managing partner of each restaurant reports directly to a multi-unit supervisor who may be a Director of Operations or Regional Director. Multi-unit supervisors have operational responsibility for approximately four to nine restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

Each brand’s head of training, together with senior operations executives, are responsible for developing and maintaining that brand’s operations training programs. These efforts include a 12 to 15-week training program for management trainees and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

We maintain performance measurement and incentive compensation programs for our management-level employees. We believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock and stock-based compensation, help attract and retain highly motivated restaurant managers. With the acquisition of RARE, we also have continued a managing partner program in which qualifying general managers of LongHorn Steakhouse and The Capital Grille restaurants receive cash compensation and restricted stock awards based upon individual performance.

Quality Assurance

Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous physical evaluation and testing at our North American laboratories and through “point source inspection” by our international team of Quality Specialists in several foreign countries, we purchase only seafood that meets or exceeds our specifications. We use independent third parties to inspect and evaluate commodity vendors. In addition, any commodity supplier that produces a “high-risk” product is subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (“HACCP”) food safety programs adopted by the U.S. Food and Drug Administration. The HACCP programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. Since 1976, we have required routine microbiological testing of seafood and other commodities for quality and microbiological safety. In addition, our total quality managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.

Purchasing and Distribution

Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers in more than 30 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

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

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and through the end of the third quarter of fiscal 2010 we spent approximately 8.3 percent and 4.1 percent, respectively, of our purchasing dollars with those firms.

We continue to invest in new technologies to improve our purchasing and restaurant operations. We are in the process of expanding “iKitchen,” a web-based software system, to our regional suppliers. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories.

Advertising and Marketing

We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising, and Red Lobster with cable and digital advertising. LongHorn Steakhouse currently uses local television advertising, with plans to begin national cable television advertising in fiscal 2011. The Capital Grille, Bahama Breeze and Seasons 52 do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard and direct mail advertising, as well as radio, newspaper and direct mail coupon programs, as appropriate, to attract customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

At the end of fiscal 2010, we employed approximately 174,000 persons. Of these employees, approximately 164,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented systems targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. Management information systems are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. These management information systems include a suite of web-enabled and fully integrated financial and human resource (including payroll and benefits) systems and a high-speed data network connecting all restaurants to all current and anticipated future applications. Over the past several years, we implemented “DASH”, a next generation technology platform for our restaurant point-of-sale processing system in all of our restaurants and a new meal pacing system in Olive Garden and Red Lobster restaurants. The new meal pacing system is designed to properly pace the preparation of menu items, based on cook-times, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns. Olive Garden also tested a new table management system during fiscal 2010 that is expected to be tested further in fiscal 2011 and may be rolled out to all Olive Garden locations.

In addition, during the past few years we implemented a web-based labor management system, which has been in use for some time at Red Lobster and Bahama Breeze, in all Olive Garden restaurants, and began the rollout to LongHorn Steakhouse. Our data center and network operations for this new technology are housed in our data center located at our restaurant support center campus.

Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida, seven days a week, 24 hours a day. A communications network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

As noted above under “Purchasing and Distribution,” we continue to expand “iKitchen” to our regional suppliers, and have begun efforts to strengthen existing tools used to forecast demand for product level information throughout the supply chain.

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

Competition

The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We expect intense competition to continue in all of these areas.

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

All but three of our 1,824 restaurants in operation at May 30, 2010 are Company-owned and operated. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We have one unaffiliated franchisee with the right under an area development and franchise agreement to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of May 30, 2010, this franchisee operated five LongHorn Steakhouse restaurants in Puerto Rico. Our only restaurant operations outside of North America are conducted through an area development and franchise agreement with an unaffiliated Japanese corporation. This corporation operated 25 Red Lobster restaurants in Japan as of May 30, 2010. We do not have an ownership interest in this corporation, but we receive royalty income under the franchise agreement. The amount of income we derive from these joint venture and franchise arrangements is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2010 and fiscal 2008, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. During fiscal 2009, our average sales per restaurant were highest in the summer and spring, followed by the winter, and lowest in the fall. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

During fiscal 2010, 9.1 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2010 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2010, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state and local regulation of our business, including in the areas of health care reform and environmental matters.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 54, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 54, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and direct-marketed consumer information products. Prior to joining us, he held various positions at James River Corporation (now part of Koch Industries), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products.

James (J.J.) Buettgen, age 50, has been our Senior Vice President, New Business Development since May 2007. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a full service dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994. From 1994 to 1998, he was Vice President of Marketing for Olive Garden until being promoted to Senior Vice President of Marketing for Olive Garden in 1998.

Valerie K. Collins, age 51, has been our Senior Vice President, Corporate Controller since December 2006, and was Senior Vice President, Corporate Controller, and Chief Information Officer from December 2006 until September 2007. She served as our Senior Vice President and Chief Information Officer from January 2003 until December 2006, and Senior Vice President, Finance and Controller for Red Lobster from August 1998 until January 2003. She joined Red Lobster in 1985 as Manager of Accounting Systems and held progressively more responsible positions until being promoted to Vice President Finance and Controller for Olive Garden in 1994 and to Senior Vice President Finance and Controller for Olive Garden in 1996.

David C. George, age 54, has been our President of LongHorn Steakhouse since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse, and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Eugene I. (Gene) Lee, Jr., age 49, has been President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and Chief Operating Officer.

Kim A. Lopdrup, age 52, has been our President of Red Lobster since May 2004. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries, where he held progressively more responsible positions in marketing, strategic planning and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Robert McAdam, age 52, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000 he was a Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 52, has been our Senior Vice President, Human Resources since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to August 2005.

David T. Pickens, age 55, has been our President of Olive Garden since December 2004. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 51, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate

Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant brand formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing positions with our York Steak House, Red Lobster and Olive Garden brands in both the United States and Canada.

Paula J. Shives, age 59, has been our Senior Vice President, General Counsel and Secretary since June 1999. Prior to joining us, she served as Senior Vice President, General Counsel and Secretary from 1995 to 1999, and Associate General Counsel from 1985 to 1995, of Long John Silver’s Restaurants, Inc., a seafood restaurant company.

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

Food safety and food-borne illness concerns throughout the supply chain may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products. However, food safety issues could be caused by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Litigation, including allegations of illegal, unfair or inconsistent employment practices, may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.

The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

We are subject to a number of risks relating to federal, state and local regulation of our business, including in the areas of health care reform and environmental matters, and an insufficient or ineffective response to government regulation may impact our cost structure, operational efficiencies and talent availability.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues including unionization, health care, menu labeling, and building and zoning requirements. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.

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

There also has been increasing focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could increase our cost structure, operational efficiencies and talent availability, and therefore have an adverse effect on our results of operations.

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

We rely heavily on information systems across our operations, including for management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the problem.

Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS”, and H1N1 or “swine flu”, or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as an outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to attract a sufficient new customer base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The full service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Our failure to drive sufficient profitable sales growth through brand relevance, operating excellence, opening new restaurants and developing or acquiring new dining brands could result in poor financial performance.

As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and developing or acquiring additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. We may not be able to maintain brand relevance and restaurant operating excellence at existing brands to achieve sustainable same-restaurant sales growth and warrant new unit growth. In addition, we may not be able to open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants. Furthermore, we may not be able to develop or acquire additional brands that are as profitable as our existing restaurants. Growth through acquisitions may involve additional risks. For example, we may pay too much for a brand relative to the actual economic return, be required to borrow funds to make our acquisition (which would increase our interest expense) or be unable to successfully integrate an acquired brand into our operations.

The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building material costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.

We incurred substantial additional indebtedness to finance the RARE acquisition, which may decrease our business flexibility and increase our borrowing costs.

We incurred substantial additional indebtedness to finance the RARE acquisition. Although our adjusted debt to adjusted total capital ratio has fallen to near pre-acquisition levels, it remains higher than it was before the acquisition. Our increased indebtedness and higher adjusted debt to adjusted total capital ratio, as compared to that which existed on a historical basis, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

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

Our ability to make scheduled payments or to refinance our debt obligations with respect to indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Our plans to expand our newer brands Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful, which could require us to make substantial further investments in those brands and result in losses and impairments.

While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our newer brands such as Bahama Breeze and Seasons 52. These brands have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands, and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth and opened one new restaurant in each of fiscal 2009 and fiscal 2010, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 also is in the very early stages of its development and will require additional resources to support further growth. In each case, these brands will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. Inadequate or ineffective advertising could inhibit our ability to maintain brand relevance and drive increased sales.

A failure to develop and recruit effective leaders, the loss of key personnel or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.

Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. A failure to maintain leadership excellence and build adequate bench strength, a loss of key employees or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.

The price and availability of key food products, ingredients and utilities used by our restaurants and a failure to achieve economies of scale in purchasing could adversely affect our sales and results of operations.

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are subject to the general risks of inflation. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. Some climatologists predict that the long-term effects of climate change may result in more severe, volatile weather. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.

We may lose sales or incur increased costs if our restaurants experience shortages or interruptions in the delivery of food and other products from our third party vendors and suppliers.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, natural disasters such as floods and earthquakes, the inability of our vendors to obtain credit in a tightened credit market or remain solvent given disruptions in the financial markets, or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. We may have a limited number of suppliers for certain of our products. Supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity prices may cause volatility in our gross margins and net earnings.

We use or may use derivatives to hedge price risk for some of our principal ingredient and energy costs, including but not limited to coffee, wheat, soybean oil, pork, beef and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements. We may experience volatile earnings as a result of these accounting treatments.

Certain economic and business factors specific to the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full service dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

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

Disruptions in the financial and credit markets may adversely impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses.

Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil recently, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. The lack of credit, along with the macroeconomic factors previously discussed, may have an adverse impact on certain of our suppliers, landlords and other tenants in retail centers in which we are located. If these issues continue or worsen, they could further materially impact these parties, which in turn could negatively affect our financial results. Any new or continuing disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances as to how or when this period of turmoil will be resolved. Changes in the capital markets could also have significant effects on our pension plan. Our pension income or expense is affected by factors including the market performance of the assets in the master pension trust maintained for the pension plans for some of our employees, the weighted average asset allocation and long-term rate of return of our pension plan assets, the discount rate used to determine the service and interest cost components of our net periodic pension cost and assumed rates of increase in our employees’ future compensation. If our pension plan assets do not achieve positive rates of return, or if our estimates and assumed rates are not accurate, our earnings may decrease because net periodic pension costs would rise and we could be required to provide additional funds to cover our obligations to employees under the pension plan.

Impairment of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

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

As with goodwill, we test our indefinite-lived intangible assets (primarily trade names) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected sales from our annual long-range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate.

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

Restaurant Properties – Continuing Operations

As of May 30, 2010, we operated 1,824 restaurants (consisting of 694 Red Lobster, 723 Olive Garden, 331 LongHorn Steakhouse, 40 The Capital Grille, 25 Bahama Breeze, and 11 Seasons 52), in the following locations:

Alabama (39)	Indiana (50)	Nebraska (8)	South Carolina (35)
Arizona (41)	Iowa (15)	Nevada (14)	South Dakota (4)
Arkansas (14)	Kansas (18)	New Hampshire (10)	Tennessee (51)
California (102)	Kentucky (24)	New Jersey (50)	Texas (136)
Colorado (32)	Louisiana (17)	New Mexico (12)	Utah (17)
Connecticut (17)	Maine (9)	New York (56)	Vermont (2)
Delaware (7)	Maryland (36)	North Carolina (53)	Virginia (57)
District of Columbia (1)	Massachusetts (32)	North Dakota (5)	Washington (29)
Florida (204)	Michigan (58)	Ohio (101)	West Virginia (11)
Georgia (113)	Minnesota (25)	Oklahoma (21)	Wisconsin (21)
Hawaii (1)	Mississippi (15)	Oregon (13)	Wyoming (4)
Idaho (8)	Missouri (45)	Pennsylvania (87)	Canada (34)
Illinois (65)	Montana (2)	Rhode Island (3)

Of these 1,824 restaurants open on May 30, 2010, 942 were located on owned sites and 882 were located on leased sites. The 882 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	699
Ground and Building Leases	74
Space/In-Line/Other Leases	109
Total	882

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

On June 20, 2006, we entered into an agreement to sell and lease back the 10 buildings that we previously owned which comprised the majority of our Restaurant Support Center. These buildings included our executive offices, culinary center, training facilities and supporting warehouses in Orange County (Orlando metro area), Florida. The sale and the commencement of our leases for those buildings occurred in August 2006. The leases for those buildings terminated in late December 2009.

In connection with the sale and lease back of our former Restaurant Support Center buildings, we purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. We expect the Restaurant Support Center campus at this new location to offer a more collaborative and unified environment with additional room for future growth.

As part of the acquisition of RARE, we acquired ownership of the former RARE executive offices and central training facility located in six office buildings in Atlanta, Georgia. We sold one of those buildings, and the remaining buildings are currently being marketed for sale.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2010 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2010 Annual Report to Shareholders, which is incorporated herein by reference.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2010, there were approximately 39,513 registered holders of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2010 and 2009 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2010 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 30, 2010. Since commencing our repurchase program in December 1995, we have repurchased a total of 154.1 million shares through May 30, 2010 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2010 through April 4, 2010	430,978	$44.61	430,978	9,409,933
April 5, 2010 through May 2, 2010	723,354	$46.77	723,354	8,686,579
May 3, 2010 through May 30, 2010	355,456	$43.78	355,456	8,331,123
Total	1,509,788	$45.45	1,509,788	8,331,123

(1)

All of the shares purchased during the quarter ended May 30, 2010 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)

Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2006 through 2010 contained in the Five-Year Financial Summary in our 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2010 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 30, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 30, 2010.

During the fiscal quarter ended May 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2010 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1 – Election of Twelve Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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

We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, Compensation Committee, and Nominating and Governance Committee. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 1000 Darden Center Drive, Orlando, Florida 32837, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Stock Ownership Of Principal Shareholders,” “Stock Ownership Of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees And Services” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

Consolidated Balance Sheets at May 30, 2010 and May 31, 2009.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended May 30, 2010, May 31, 2009, and May 25, 2008.

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

Dated: July 23, 2010	DARDEN RESTAURANTS, INC.

	By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 23, 2010

/s/ C. Bradford Richmond C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 23, 2010

/s/ Leonard L. Berry* Leonard L. Berry	Director

/s/ Odie C. Donald* Odie C. Donald	Director

/s/ Christopher J. (CJ) Fraleigh* Christopher J. (CJ) Fraleigh	Director

/s/ Victoria D. Harker* Victoria D. Harker	Director

/s/ David H. Hughes* David H. Hughes	Director

/s/ Charles A. Ledsinger, Jr. * Charles A. Ledsinger, Jr.	Director

/s/ William M. Lewis, Jr. * William M. Lewis, Jr.	Director

/s/ Andrew H. Madsen* Andrew H. Madsen	Director

/s/ Cornelius McGillicuddy, III* ** Cornelius McGillicuddy, III	Director

/s/ Michael D. Rose* Michael D. Rose	Director

/s/ Maria A. Sastre* Maria A. Sastre	Director

*By:	/s/ Paula J. Shives
Paula J. Shives, Attorney-In-Fact
July 23, 2010

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit Number	Title

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

* 10(e)

Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

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

* 10(i)

Revised form of Amended and Restated Management Continuity Agreement, anticipated to be entered into in due course between us and our executive officers (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

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

* 10(l)

Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

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

*10(o)

Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive (incorporated herein by reference to Exhibit 10(o) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(p)

Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(p) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(q)

Form of fiscal 2009 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(q) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

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

*10(t)

Form of Amendment to Exhibit A to the form of fiscal 2007, 2008 and 2009 Performance Stock Unit Award Agreements under the Darden Restaurants Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(t) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

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

*10(aa)

RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(aa) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(bb)

Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(bb) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2010 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.