Form 10-Q
period 2010-08-29
DARDEN RESTAURANTS INC
filed 2010-10-05
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2010

or

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

Number of shares of common stock outstanding as of September 15, 2010: 138,414,728 (excluding 147,052,220 shares held in our treasury).

DARDEN RESTAURANTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2011, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. For further information regarding such forward-looking statements, risks and uncertainties, please see “Forward-Looking Statements” under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended
	August 29, 2010	August 30, 2009
Sales	$1,806.7	$1,734.0
Costs and expenses:
Cost of sales:
Food and beverage	507.5	500.3
Restaurant labor	578.8	568.0
Restaurant expenses	279.1	267.4

Total cost of sales, excluding restaurant depreciation and amortization of $71.7 and $69.5, respectively	$1,365.4	$1,335.7
Selling, general and administrative	180.9	171.4
Depreciation and amortization	76.7	72.9
Interest, net	24.6	23.7

Total costs and expenses	$1,647.6	$1,603.7

Earnings before income taxes	159.1	130.3
Income taxes	(45.8)	(35.3)

Earnings from continuing operations	$113.3	$95.0
Losses from discontinued operations, net of tax benefit of $0.1 and $0.4, respectively	(0.2)	(0.7)

Net earnings	$113.1	$94.3

Basic net earnings per share:
Earnings from continuing operations	$0.82	$0.68
Losses from discontinued operations	—	—

Net earnings	$0.82	$0.68

Diluted net earnings per share:
Earnings from continuing operations	$0.80	$0.67
Losses from discontinued operations	—	—

Net earnings	$0.80	$0.67

Average number of common shares outstanding:
Basic	138.6	138.7
Diluted	141.7	141.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	August 29, 2010	May 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77.5	$248.8
Receivables, net	47.0	53.2
Inventories	210.0	220.8
Prepaid income taxes	—	1.5
Prepaid expenses and other current assets	57.9	52.4
Deferred income taxes	111.3	101.8

Total current assets	$503.7	$678.5
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,393.4 and $2,332.8, respectively	3,444.2	3,403.7
Goodwill	517.3	517.3
Trademarks	454.0	454.0
Other assets	190.7	193.9

Total assets	$5,109.9	$5,247.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261.2	$246.4
Short-term debt	6.0	—
Accrued payroll	128.4	161.8
Accrued income taxes	42.2	1.0
Other accrued taxes	61.6	62.0
Unearned revenues	146.5	167.2
Current portion of long-term debt	75.0	225.0
Other current liabilities	427.2	391.2

Total current liabilities	$1,148.1	$1,254.6
Long-term debt, less current portion	1,409.8	1,408.7
Deferred income taxes	257.0	268.6
Deferred rent	174.0	170.1
Obligations under capital leases, net of current installments	57.3	57.6
Other liabilities	193.3	193.8

Total liabilities	$3,239.5	$3,353.4

Stockholders’ equity:
Common stock and surplus	$2,311.5	$2,297.9
Retained earnings	2,690.6	2,621.9
Treasury stock	(3,038.5)	(2,943.5)
Accumulated other comprehensive income (loss)	(82.3)	(71.1)
Unearned compensation	(10.9)	(11.2)

Total stockholders’ equity	$1,870.4	$1,894.0

Total liabilities and stockholders’ equity	$5,109.9	$5,247.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended August 29, 2010 and August 30, 2009

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$—	$1,894.0
Comprehensive income:
Net earnings	—	113.1	—	—	—	—	113.1
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(0.2)	—	—	(0.2)
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	—	0.2
Change in fair value of derivatives, net of tax of $7.7	—	—	—	(12.7)	—	—	(12.7)
Amortization of unrecognized net actuarial loss, net of tax of $1.0	—	—	—	1.5	—	—	1.5

Total comprehensive income							101.9
Cash dividends declared	—	(44.4)	—	—	—	—	(44.4)
Stock option exercises (0.2 shares)	3.7	—	0.3	—	—	—	4.0
Stock-based compensation	7.7	—	—	—	—	—	7.7
ESOP note receivable repayments	—	—	—	—	0.3	—	0.3
Income tax benefits credited to equity	0.8	—	—	—	—	—	0.8
Purchases of common stock for treasury (2.4 shares)	—	—	(95.6)	—	—	—	(95.6)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.4	—	0.3	—	—	—	1.7

Balance at August 29, 2010	$2,311.5	$2,690.6	$(3,038.5)	$(82.3)	$(10.9)	$—	$1,870.4

Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	94.3	—	—	—	—	94.3
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	0.7	—	—	0.7
Change in fair value of derivatives, net of tax of $0.6	—	—	—	(0.8)	—	—	(0.8)
Amortization of unrecognized net actuarial loss, net of tax of $0.3	—	—	—	0.5	—	—	0.5

Total comprehensive income							94.7
Cash dividends declared	—	(34.7)	—	—	—	—	(34.7)
Stock option exercises (0.1 shares)	2.0	—	0.3	—	—	—	2.3
Stock-based compensation	7.4	—	—	—	—	—	7.4
ESOP note receivable repayments	—	—	—	—	0.3	—	0.3
Income tax benefits credited to equity	1.0	—	—	—	—	—	1.0
Purchases of common stock for treasury (0.1 shares)	—	—	(2.0)	—	—	—	(2.0)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.3	—	0.4	—	—	—	1.7
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at August 30, 2009	$2,194.8	$2,417.0	$(2,865.5)	$(56.8)	$(12.7)	$—	$1,676.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	August 29, 2010	August 30, 2009
Cash flows—operating activities
Net earnings	$113.1	$94.3
Losses from discontinued operations, net of tax benefit	0.2	0.7
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	76.7	72.9
Asset impairment charges	2.8	1.1
Amortization of loan costs	0.8	0.7
Stock-based compensation expense	13.2	9.8
Change in current assets and liabilities	22.1	4.0
Contributions to pension and postretirement plans	(0.2)	(0.7)
Change in cash surrender value of trust-owned life insurance	0.9	(4.6)
Deferred income taxes	(13.5)	0.8
Change in deferred rent	4.3	3.7
Change in other liabilities	(5.9)	(5.6)
Income tax benefits from exercise of stock-based compensation credited to goodwill	—	0.2
Other, net	0.4	0.6

Net cash provided by operating activities of continuing operations	$214.9	$177.9

Cash flows—investing activities
Purchases of land, buildings and equipment	(113.2)	(95.7)
Proceeds from disposal of land, buildings and equipment	4.3	5.4
Purchases of marketable securities	(2.3)	—
Proceeds from sale of marketable securities	4.4	—
Increase in other assets	(2.9)	(1.9)

Net cash used in investing activities of continuing operations	$(109.7)	$(92.2)

Cash flows—financing activities
Proceeds from issuance of common stock	5.7	4.0
Dividends paid	(44.4)	(34.7)
Purchases of treasury stock	(95.6)	(2.0)
Income tax benefits credited to equity	0.8	1.0
Proceeds from issuance (repayments) of short-term debt, net	6.0	(36.8)
ESOP note receivable repayment	0.3	0.3
Principal payments on capital leases	(0.4)	(0.3)
Repayment of long-term debt	(150.3)	(0.3)

Net cash used in financing activities of continuing operations	$(277.9)	$(68.8)

Cash flows – discontinued operations
Net cash used in operating activities of discontinued operations	(0.1)	(0.4)
Net cash provided by investing activities of discontinued operations	1.5	—

Net cash provided by (used in) discontinued operations	$1.4	$(0.4)

(Decrease) increase in cash and cash equivalents	(171.3)	16.5
Cash and cash equivalents - beginning of period	248.8	62.9

Cash and cash equivalents - end of period	$77.5	$79.4

Cash flows from changes in current assets and liabilities
Receivables, net	5.2	(5.4)
Inventories	10.8	16.5
Prepaid expenses and other current assets	(2.6)	(9.5)
Accounts payable	4.2	0.8
Accrued payroll	(33.5)	(21.6)
Prepaid/accrued income taxes	42.8	31.3
Other accrued taxes	(0.4)	2.8
Unearned revenues	(20.7)	(22.3)
Other current liabilities	16.3	11.4

Change in current assets and liabilities	$22.1	$4.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 29, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

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

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Supplemental Cash Flow Information

(in millions)	Quarter Ended
	August 29, 2010	August 30, 2009
Interest paid, net of amounts capitalized	$10.9	$8.8
Income taxes paid	15.1	1.8

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

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of August 29, 2010 and August 30, 2009, were as follows:

	Stock Options Granted During the Three Months Ended
	August 29, 2010	August 30, 2009
Weighted-average fair value	$12.81	$10.71
Risk-free interest rate	2.21%	2.96%
Expected volatility of stock	39.1%	40.6%
Dividend yield	3.01%	2.84%
Expected option life	6.7 years	6.6 years

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of our stock-based compensation activity for the three months ended August 29, 2010:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.9	0.8	1.6	0.9

Awards granted	1.4	—	0.6	0.3
Awards exercised	(0.2)	(0.1)	(0.2)	(0.2)
Awards forfeited	—	—	—	—

Outstanding end of period	15.1	0.7	2.0	1.0

During the quarters ended August 29, 2010 and August 30, 2009, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended
	August 29, 2010	August 30, 2009
Stock options	$4.9	$4.4
Restricted stock/restricted stock units	2.1	2.3
Darden stock units	2.4	2.0
Performance stock units	3.1	0.5
Employee stock purchase plan	0.4	0.4
Director compensation program/other	0.3	0.2

Total stock-based compensation expense	$13.2	$9.8

Note 4. Income Taxes

The effective income tax rate for the quarter ended August 29, 2010 was 28.8 percent compared to an effective income tax rate of 27.1 percent for the quarter ended August 30, 2009. The increase in the effective income tax rate during the quarter ended August 29, 2010 is primarily attributable to an increase in earnings before income taxes.

Included in our remaining balance of unrecognized tax benefits is $0.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 29, 2010, we were in compliance with the covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 29, 2010, we had no outstanding balances under the Revolving Credit Agreement. As of August 29, 2010, $6.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 29, 2010, we had $675.8 million of credit available under the Revolving Credit Agreement.

The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 29, 2010, no adjustments to these interest rates had been made.

During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. Our $75.0 million of 7.45 percent medium-term notes due April 2011 are included in current liabilities as current portion of long-term debt. Upon maturity of the notes due April 2011, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

Note 6. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase 2.2 million and 6.7 million shares of our common stock were excluded from the calculation of diluted net earnings per share for the quarters ended August 29, 2010 and August 30, 2009, respectively, because the effect would have been anti-dilutive.

Note 7. Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities laws, we repurchased 2.4 million shares of our common stock for $95.6 million during the quarter ended August 29, 2010, resulting in a cumulative repurchase of 156.5 million shares as of August 29, 2010.

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
Service cost	$1.5	$1.4	$0.2	$0.5
Interest cost	2.4	3.0	0.6	0.2
Expected return on plan assets	(4.0)	(4.1)	—	—
Amortization of unrecognized prior service cost	—	—	—	—
Recognized net actuarial loss	1.1	0.2	0.3	0.2

Net periodic benefit cost	$1.0	$0.5	$1.1	$0.9

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates, as well as commodities derivatives to manage our exposure to commodity price fluctuations. We also use equity-related derivative instruments to manage our exposure on cash compensation arrangements indexed to the market price of our common stock. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 29, 2010, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Natural Gas Commodity Contracts

We enter into natural gas futures and swap contracts to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas futures and swap derivative contracts as cash flow hedging instruments. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value are subsequently reclassified into earnings as a component of restaurant expenses when the natural gas is purchased and used by us in our operations. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were party to natural gas futures and swap contracts designated as effective cash flow hedging instruments with notional values of $0.6 million and $3.2 million at August 29, 2010 and May 30, 2010, respectively. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas futures and swap contracts as economic hedges. All changes in the fair value of our economic hedge contracts are recorded currently in earnings in the period in which they occur. We were not party to any natural gas swap contracts not designated as cash flow hedging instruments as of August 29, 2010. As of May 30, 2010, we were party to natural gas swap contracts, which were not designated as cash flow hedging instruments, with total notional values of $0.6 million. As of August 29, 2010, our natural gas futures and swap contracts extend through October 2010.

Other Commodity Contracts

We enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria required by the Derivatives and Hedging Topic of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage expenses when the product is purchased for use in our restaurants. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. We were not party to any commodity contracts designated as effective cash flow hedging instruments as of August 29, 2010 and May 30, 2010. To the extent the hedge accounting criteria is not met, the commodity

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contracts are utilized as economic hedges and changes in the fair value of these contracts are recorded currently in earnings in the period in which they occur. We were party to commodity contracts not designated as cash flow hedging instruments with notional values of $2.7 million and $4.2 million as of August 29, 2010 and May 30, 2010, respectively. As of August 29, 2010, our commodity futures and swap contracts extend through March 2011.

Foreign Currency Forward Contracts

We enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of food and beverage costs or selling, general and administrative expense when the forecasted transaction or payment is made. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. As of August 29, 2010 and May 30, 2010, we were party to foreign currency contracts designated as effective cash flow hedging instruments with notional values of $16.0 million and $18.9 million, respectively. As of August 29, 2010, our foreign currency forward contracts extend through August 2011.

Interest Rate Locks

We entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million 4.875 percent senior notes due August 2010 and our $75.0 million 7.450 percent medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges; to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

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

Interest Rate Swaps

During the quarter ended August 29, 2010, we entered into forward-starting interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $350.0 million 5.625 percent senior notes due October 2012, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs.

During fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million 4.875 percent senior notes due August 2010, $75.0 million 7.450 percent medium-term notes due April 2011, and a portion of the $350 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. Concurrent with the maturity of the $150.0 million senior notes due August 2010, interest rate swap

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements with a notional value of $150.0 million expired during the quarter ended August 29, 2010. Accordingly, as of August 29, 2010, the remaining notional value of these swap agreements was $225.0 million. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. In addition, the net swap settlements that accrue each period are reported in interest expense. During the quarter ended August 29, 2010, $1.0 million was recorded as a reduction to interest expense related to these net swap settlements.

Equity Forwards

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of August 29, 2010, we were party to equity forward contracts that were indexed to 0.9 million shares of our common stock, at varying forward rates between $27.57 per share and $42.08 per share, extending through August 2015. The forward contracts can only be net settled in cash. To the extent the equity forward contracts are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the equity forward contracts are not included in current earnings but are reported as accumulated other comprehensive income (loss). As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of our derivative instruments as of August 29, 2010 and May 30, 2010, are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		August 29, 2010	May 30, 2010	August 29, 2010	May 30, 2010
Derivative contracts designated as hedging instruments

Commodity contracts	(1)	$—	$—	$(0.2)	$(0.6)
Equity forwards	(1)	1.1	—	—	(0.4)
Interest rate related	(1)	4.9	3.4	(30.7)	(10.5)
Foreign currency forwards	(1)	1.1	1.1	—	—

		$7.1	$4.5	$(30.9)	$(11.5)

Derivative contracts not designated as hedging instruments

Commodity contracts	(1)	$—	$—	$—	$—
Equity forwards	(1)	1.0	—	—	(0.6)

		$1.0	$—	$—	$(0.6)

Total derivative contracts		$8.1	$4.5	$(30.9)	$(12.1)

(1)	Derivative assets and liabilities are included in Prepaid expenses and other current assets, and Other current liabilities, respectively, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters ended August 29, 2010 and August 30, 2009 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (effective portion)		Location of Gain (Loss) Recognized in Income (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Income (ineffective portion)
	Quarter Ended			Quarter Ended			Quarter Ended
	August 29, 2010	August 30, 2009		August 29, 2010	August 30, 2009		August 29, 2010	August 30, 2009
Commodity contracts	$(0.2)	$(1.1)	Cost of Sales (2)	$(0.4)	$(1.4)	Cost of Sales (2)	$—	$—
Equity forwards	(0.4)	0.1	Cost of Sales and SG&A (3)	—	—	Cost of Sales and SG&A (3)	0.1	—
Interest rate	(20.2)	(1.6)	Interest, net	0.1	0.1	Interest, net	—	—
Foreign currency forwards	0.1	0.1	Cost of Sales and SG&A (4)	0.1	0.1	Cost of Sales and SG&A (4)	—	—

	$(20.7)	$(2.5)		$(0.2)	$(1.2)		$0.1	$—

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.
(2)	Location of the gain (loss) reclassified from AOCI to income as well as the gain (loss) recognized in income for the ineffective portion of the hedge is food and beverage costs and restaurant expenses, which are components of cost of sales.
(3)	Location of the gain (loss) reclassified from AOCI to income as well as the gain (loss) recognized in income for the ineffective portion of the hedge is restaurant labor expenses, which is a component of cost of sales, and selling, general and administrative expenses.
(4)	Location of the gain (loss) reclassified from AOCI to income as well as the gain (loss) recognized in income for the ineffective portion of the hedge is food and beverage costs, which is a component of cost of sales, and selling, general and administrative expenses.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters ended August 29, 2010 and August 30, 2009 are as follows:

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Location of Gain (Loss) Recognized in Income on Related Hedged Item
	Quarter Ended				Quarter Ended
	August 29, 2010	August 30, 2009			August 29, 2010	August 30, 2009
Interest rate	$1.5	$1.9	Interest, net	Fixed-rate debt	$(1.5)	$(1.9)	Interest, net

	$1.5	$1.9			$(1.5)	$(1.9)

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters ended August 29, 2010 and August 30, 2009 are as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Quarter Ended
(in millions)		August 29, 2010	August 30, 2009
Commodity contracts	Cost of Sales(1)	$(0.1)	$(0.2)
Equity forwards	Cost of Sales(2)	(0.1)	(1.3)
Equity forwards	Selling, General and Administrative	—	(0.4)

		$(0.2)	$(1.9)

(1)	Location of the gain (loss) recognized in income is food and beverage costs and restaurant expenses, which are components of cost of sales.
(2)	Location of the gain (loss) recognized in income is restaurant labor expenses, which is a component of cost of sales.

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 29, 2010, we expect to reclassify $1.2 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at August 29, 2010:

Items Measured at Fair Value
(in millions)		Fair Value of assets (liabilities) at August 29, 2010	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$15.9	$—	$15.9	$—
U.S. Treasury securities	(2)	8.7	8.7	—	—
Mortgage-backed securities	(3)	4.4	—	4.4	—
Derivatives:
Commodities swaps & futures	(4)	(0.2)	—	(0.2)	—
Equity forwards	(5)	2.1	—	2.1	—
Interest rate locks & swaps	(6)	(25.8)	—	(25.8)	—
Foreign currency forwards	(7)	1.1	—	1.1	—

Total		$6.2	$8.7	$(2.5)	$—

(1)	The fair value of our corporate bonds is based on the closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(2)	The fair value of our U.S. Treasury securities is based on the closing market prices.
(3)	The fair value of our mortgage-backed securities is based on the closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(4)	The fair value of our commodities swaps and futures is based on the closing futures market prices of the contracts, inclusive of the risk of nonperformance.
(5)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(6)	The fair value of our interest rate lock and swap agreements is based on the present value of expected future cash flows, inclusive of the risk of nonperformance, using a discount rate appropriate for the duration.
(7)	The fair value of our foreign currency forward contracts is based on the closing forward exchange market prices, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, at August 29, 2010 was $1.48 billion and $1.61 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, at May 30, 2010 was $1.63 billion and $1.71 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis at August 29, 2010:

Items Measured at Fair Value
(in millions)		Fair Value of assets at August 29, 2010	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$0.7	$—	$—	$0.7
Long-lived assets held and used	(2)	1.5	—	—	1.5

Total		$2.2	$—	$—	$2.2

(1)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the quarter ended August 29, 2010, long-lived assets held for disposal with a carrying amount of $2.4 were written down to their fair value of $0.7 million, resulting in an impairment charge of $1.7 million, of which $1.6 was included in earnings from continuing operations and $0.1 million was included in losses from discontinued operations.
(2)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the quarter ended August 29, 2010, long-lived assets held and used with a carrying amount of $2.3 million were written down to their fair value of $1.5 million, resulting in an impairment charge of $0.8 million, which was included in earnings from continuing operations.

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. At August 29, 2010 and May 30, 2010, we had $96.4 million and $97.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At August 29, 2010 and May 30, 2010, we had $17.9 million and $20.1 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

At August 29, 2010 and May 30, 2010, we had $8.5 million and $9.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital at August 29, 2010 and May 30, 2010, amounted to $6.1 million and $6.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2011 through fiscal 2021.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Application of New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, which required additional disclosure of significant transfers in and out of instruments categorized as Level 1 and 2 in the Fair Value hierarchy. This update also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value. Additionally, for instruments categorized as Level 3 in the Fair Value hierarchy, the guidance required a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities. This update became effective for us in the fourth quarter of fiscal 2010 except for the disclosure on the roll forward of activities for Level 3 fair value measurements, which will become effective for us in the first quarter of fiscal 2012. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

Note 13. Subsequent Event

On September 14, 2010, the Board of Directors declared a cash dividend of 32 cents per share to be paid November 1, 2010 to all shareholders of record as of the close of business on October 8, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q. The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 29, 2010 and August 30, 2009.

	Quarter Ended
	August 29, 2010	August 30, 2009

Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.1	28.8
Restaurant labor	32.0	32.8
Restaurant expenses	15.5	15.4

Total cost of sales, excluding restaurant depreciation and amortization of 4.0% and 4.0%, respectively	75.6%	77.0%
Selling, general and administrative	10.0	9.9
Depreciation and amortization	4.2	4.2
Interest, net	1.4	1.4

Total costs and expenses	91.2%	92.5%

Earnings before income taxes	8.8	7.5
Income taxes	(2.5)	(2.0)

Earnings from continuing operations	6.3	5.5
Losses from discontinued operations	—	(0.1)

Net earnings	6.3%	5.4%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.81 billion for the first quarter of fiscal 2011, compared to $1.73 billion for the first quarter of fiscal 2010. The 4.2 percent increase in sales for the first quarter of fiscal 2011 was driven primarily by the addition of 54 net new restaurants since the first quarter of fiscal 2010 and a blended same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse of 1.1 percent. For the first quarter of fiscal 2011, our net earnings from continuing operations were $113.3 million compared to $95.0 million for the first quarter of fiscal 2010, a 19.3 percent increase, and our diluted net earnings per share from continuing operations were $0.80 for the first quarter of fiscal 2011compared to $0.67 for the first quarter of fiscal 2010, a 19.4 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations in the first quarter of fiscal 2011 compared to the same quarter in the prior year were primarily due to increased sales, lower food and beverage costs and restaurant labor expenses as a percent of sales, which were partially offset by higher restaurant expenses and selling, general and administrative expenses as a percent of sales and a higher effective income tax rate.

During fiscal 2007 and 2008, we closed or sold all Smokey Bones Barbeque & Grill and Rocky River Grillhouse restaurants and closed nine Bahama Breeze restaurants. These restaurants and their related activities have been classified as discontinued operations. Therefore, for the quarters ended August 29, 2010 and August 30, 2009, all impairment charges and disposal costs, gains and losses on disposition, along with the costs and expenses and income taxes attributable to these restaurants have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” on the accompanying consolidated statements of earnings.

SALES

Sales from continuing operations were $1.81 billion and $1.73 billion for the quarters ended August 29, 2010 and August 30, 2009, respectively. The 4.2 percent increase in sales for the first quarter of fiscal 2011 was driven by the addition of 54 net new restaurants since the first quarter of fiscal 2010 and a 1.1 percent blended same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $876.9 million for the first quarter of fiscal 2011 were 6.8 percent above last fiscal year’s first quarter, driven by revenue from 32 net new restaurants and a U.S. same-restaurant sales increase of 2.7 percent. The increase in U.S. same-restaurant sales resulted from a 2.0 percent increase in average check combined with a 0.7 percent increase in same-restaurant guest counts. Red Lobster’s sales of $600.3 million for the first quarter of fiscal 2011 were 0.8 percent below last fiscal year’s first quarter, which resulted primarily from a 1.7 percent decrease in U.S. same-restaurant sales partially offset by revenue from four net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 4.8 percent decrease in same-restaurant guest counts partially offset by a 3.1 percent increase in average check. LongHorn Steakhouse’s sales of $225.6 million for the first quarter of fiscal 2011 were 6.8 percent above last fiscal year’s first quarter, which resulted from revenue from 12 net new restaurants and a 2.2 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 2.6 percent increase in average check partially offset by a 0.4 percent decrease in same-restaurant guest counts. The Capital Grille’s sales of $54.2 million for the first quarter of fiscal 2011 were 8.7 percent above last fiscal year’s first quarter, driven by a same-restaurant sales increase of 2.7 percent combined with revenue from the addition of three new restaurants. Bahama Breeze sales of $36.8 million for the first quarter of fiscal 2011 were 4.4 percent above last fiscal year’s first quarter, driven by the addition of one new restaurant, partially offset by a 0.1 percent decrease in same-restaurant sales. Seasons 52 sales of $15.8 million for the first quarter of fiscal 2011 were 51.3 percent above last fiscal year’s first quarter, driven by the addition of three new restaurants and a 5.8 percent increase in same-restaurant sales.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Total costs and expenses were $1.65 billion and $1.60 billion for the quarters ended August 29, 2010 and August 30, 2009, respectively. As a percent of sales, total costs and expenses decreased from 92.5 percent in the first quarter of fiscal 2010 to 91.2 percent in the first quarter of fiscal 2011.

Food and beverage costs were $507.5 million during the first quarter of fiscal 2011, an increase of $7.2 million, or 1.4 percent, from food and beverage costs of $500.3 million during the first quarter of fiscal 2010. Food and beverage costs decreased as a percent of sales primarily as a result of lower seafood, beef, chicken and commodity costs and an increase in pricing. Restaurant labor costs were $578.8 million during the first quarter of fiscal 2011, an increase of $10.8 million, or 1.9 percent, from restaurant labor costs of $568.0 million during the first quarter of fiscal 2010. Restaurant labor costs, as a percent of sales, decreased primarily as a result of sales leveraging, increased employee productivity and continued low employee turnover, partially offset by an increase in wage rates. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $279.1 million during the first quarter of fiscal 2011, an increase of $11.7 million, or 4.4 percent, from restaurant expenses of $267.4 million during the first quarter of fiscal 2010. As a percent of sales, restaurant expenses increased primarily due to higher credit card fees, partially offset by sales leveraging.

Selling, general and administrative expenses were $180.9 million during the first quarter of fiscal 2011, an increase of $9.5 million, or 5.5 percent, from selling, general and administrative expenses of $171.4 million during the first quarter of fiscal 2010. As a percent of sales, selling, general and administrative expenses increased slightly from 9.9 percent in the first quarter of fiscal 2010 to 10.0 percent in the first quarter of fiscal 2011 as a result of an increase in incentive compensation, a shift in the timing of our general manager training conferences and an increase in wage rates, partially offset by sales leveraging and lower media expenses.

Depreciation and amortization expense was $76.7 million during the first quarter of fiscal 2011, an increase of $3.8 million, or 5.2 percent, from depreciation and amortization expense of $72.9 million during the first quarter of fiscal 2010. As a percent of sales, depreciation and amortization expense was flat between the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

Net interest expense was $24.6 million during the first quarter of fiscal 2011, an increase of $0.9 million, or 3.8 percent, from net interest expense of $23.7 million during the first quarter of fiscal 2010. As a percent of sales, net interest expense was flat between the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

INCOME TAXES

The effective income tax rate during the first quarter of fiscal 2011 was 28.8 percent, compared to an effective income tax rate of 27.1 percent during the first quarter of fiscal 2010. The increase in the effective income tax rate during the first quarter of fiscal 2011 is primarily attributable to an increase in earnings before income taxes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the first quarter of fiscal 2011, our net earnings from continuing operations were $113.3 million compared to $95.0 million in the first quarter of fiscal 2010, a 19.3 percent increase, and our diluted net earnings per share from continuing operations were $0.80 compared to $0.67 in the first quarter of fiscal 2010, a 19.4 percent increase. At Olive Garden, lower restaurant labor, restaurant expenses and depreciation expenses as a percent of sales were partially offset by increased food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. At Red Lobster, lower food and beverage costs, restaurant labor and restaurant expenses as a percent of sales were partially offset by increased selling, general and administrative and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010. At LongHorn Steakhouse, lower food and beverage costs, restaurant labor and depreciation expenses as a percent of sales were partially offset by increased restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010.

SEASONALITY

Our sales volumes fluctuate seasonally. During fiscal 2010 and 2008, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. During 2009, our average sales per restaurant were highest in the summer and spring, followed by the winter, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2011, compared with the number open at the end of fiscal 2010 and the end of the first quarter of fiscal 2010.

	August 29, 2010	May 30, 2010	August 30, 2009
Red Lobster – USA	666	666	661
Red Lobster – Canada	28	28	29

Total	694	694	690

Olive Garden – USA	721	717	689
Olive Garden – Canada	6	6	6

Total	727	723	695

LongHorn Steakhouse	334	331	322
The Capital Grille	41	40	38
Bahama Breeze	25	25	24
Seasons 52	11	11	8
Other	—	—	1

Total	1,832	1,824	1,778

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 29, 2010, we were in compliance with all covenants under the Revolving Credit Agreement.

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

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 29, 2010, we had no outstanding balances under the Revolving Credit Agreement. As of August 29, 2010, $6.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 29, 2010, we had $675.8 million of credit available under the Revolving Credit Agreement.

At August 29, 2010, our long-term debt consisted principally of:

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $9.5 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $75.0 million of unsecured 7.450 percent medium-term notes due in April 2011 included in current liabilities as current portion of long-term debt. During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. Upon maturity of the notes due April 2011, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 29, 2010, no adjustments to these interest rates had been made.

During the first quarter of fiscal 2011, we entered into forward-starting interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $350.0 million 5.625 percent senior notes due October 2012, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will subsequently be reclassified into earnings as a component of interest expense as interest is incurred on the forecasted debt issuance. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. As of August 29, 2010, the fair value of these forward-starting interest rate swap agreements was a loss of $9.8 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

During the first quarter of fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million senior notes due August 2010, $75.0 million medium-term notes due April 2011, and a portion of the $350 million senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. Concurrent with the maturity of the $150.0 million senior notes due August 2010, interest rate swap agreements with a notional value of $150.0 million expired during the first fiscal quarter of 2011. Accordingly, as of August 29, 2010, the remaining notional value of these swap agreements was $225.0 million. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Gains and losses on the interest rate swap agreements used to hedge the fair value of the related debt are recognized in earnings, as are the losses and gains associated with the changes in fair value of the related debt. During the first quarter of fiscal 2011, $1.0 million was recorded as a reduction to interest expense.

During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we entered into treasury-lock agreements with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with our forecasted interest payments on long-term debt we expect to issue during fiscal 2011 to refinance $150.0 million of senior notes due August 2010 and $75 million of medium-term notes due April 2011. As of August 29, 2010, the fair value of these treasury-lock agreements was a loss of $20.9 million and is recorded, net of tax, as a component of accumulated other comprehensive income (loss) on our consolidated financial statements.

We currently do not have any provisions in our interest rate swap, treasury-lock or other derivative agreements that would require either counterparty to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit.

A summary of our contractual obligations and commercial commitments at August 29, 2010 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$6.0	$6.0	$—	$—	$—
Long-term debt (1)	2,596.8	169.2	518.2	139.3	1,770.1
Operating leases	779.2	128.7	225.8	168.0	256.7
Purchase obligations (2)	654.4	653.4	1.0	—	—
Capital lease obligations (3)	103.8	5.1	10.5	11.0	77.2
Benefit obligations (4)	245.8	28.4	34.5	42.8	140.1
Unrecognized income tax benefits (5)	37.4	0.5	34.1	2.8	—

Total contractual obligations	$4,423.4	$991.3	$824.1	$363.9	$2,244.1

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$114.3	$114.3	$—	$—	$—
Guarantees (7)	8.5	1.5	2.7	2.3	2.0

Total commercial commitments	$122.8	$115.8	$2.7	$2.3	$2.0

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.0 percent. Excludes issuance discount of $4.8 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $45.3 million over the life of the obligations.
(4)	Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2020.
(5)	Includes interest on unrecognized income tax benefits of $6.5 million, $0.2 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $96.4 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $68.2 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.4 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $16.5 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in us having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarters ended August 29, 2010 and August 30, 2009, we repurchased 2.4 million and 0.1 million shares of our common stock, respectively. As of August 29, 2010, we have repurchased a total of 156.5 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities from continuing operations were $214.9 million for the first quarter of fiscal 2011, compared to $177.9 million in the first quarter of fiscal 2010. The increase was primarily a result of higher net earnings during the first quarter of fiscal 2011.

Net cash flows used in investing activities from continuing operations included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $113.2 million in the first quarter of fiscal 2011, compared to $95.7 million in the first quarter of fiscal 2010. The increased expenditures in the first quarter of fiscal 2011 resulted primarily from more new restaurants and remodels during the first quarter of fiscal 2011.

Net cash flows used in financing activities included $44.4 million in dividends paid in the first quarter of fiscal 2011, compared to $34.7 million in dividends paid in the same period in fiscal 2010. On June 22, 2010, the Board of Directors approved an increase in the quarterly dividend to $0.32 per share, which indicates an annual dividend of $1.28 per share in fiscal 2011. In fiscal 2010, we paid quarterly dividends of $0.25 per share. Purchases of treasury stock were $95.6 million in the first quarter of fiscal 2011, as compared to purchases of $2.0 million during the first quarter of fiscal 2010. Cash flows used in financing activities for the first quarter of fiscal 2011 also included the repayment of $150.3 million of long-term debt as compared to $0.3 million in the first quarter of fiscal 2010.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2011.

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2010 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. At August 29, 2010, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.10 billion, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $503.7 million at August 29, 2010, compared to $678.5 million at May 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents resulting from the repayment of $150.0 million of long-term debt.

Our current liabilities totaled $1.15 billion at August 29, 2010, compared to $1.25 billion at May 30, 2010. The decrease was primarily due to the repayment of $150.0 million of long-term debt during the first quarter of fiscal 2011 which was included in current liabilities as current portion of long-term debt at May 30, 2010.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2011, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 30, 2010, which are summarized as follows:

•	Food safety and food-borne illness concerns throughout the supply chain;

•

Litigation, including allegations of illegal, unfair or inconsistent employment practices, by employees, guests, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity, relating to food safety or other concerns that could harm our reputation;

•

Federal, state and local regulation of our business, including laws and regulations relating to food safety, minimum wage and other labor issues including unionization, health care reform, menu labeling, building and zoning requirements, zoning, land use and environmental laws including climate change regulations, and liquor laws;

•

Labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	A material information technology failure, inadequacy, interruption or breach of security;

•	The health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	The intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

•

Factors impacting our ability to drive sufficient profitable sales growth through brand relevance, operating excellence, opening new restaurants and developing or acquiring new dining brands, including lower-than-expected sales of newly-opened restaurants and acquisition risks;

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE;

•

Our plans to expand newer brands like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful and could require us to make substantial further investments in these brands and result in losses and impairments;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	Increased advertising and marketing costs;

•	A failure to develop and recruit effective leaders or the loss of key personnel;

•	The price and availability of key food products, ingredients and utilities used by our restaurants and a failure to achieve economies of scale in purchasing;

•	The impact of shortages or interruptions in the delivery of food and other products from third party vendors and suppliers;

•	The impact of volatility in the market value of derivatives we use to hedge commodity prices;

•

Economic and business factors specific to the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates, severe weather conditions including hurricanes, and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

•	The impact of disruptions in the financial markets, including the availability and cost of credit and an increase in pension plan expenses;

•	The negative effect of a possible impairment in the carrying value of our goodwill or other intangible assets; and

•	A failure of our internal control over financial reporting;

Any of the risks described above or elsewhere in this report or our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the above is not intended to be a complete discussion of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity instruments for other than trading purposes (see Note 9 to our unaudited consolidated financial statements in Part 1 Item 1 of this report).

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At August 29, 2010, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $38.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $128.6 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first quarter of fiscal 2011 averaged $1.71 billion, with a high of $1.77 billion and a low of $1.61 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 29, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 29, 2010.

During the fiscal quarter ended August 29, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 29, 2010. Since commencing repurchases in December 1995, we have repurchased a total of 156.5 million shares through August 29, 2010 under authorizations from our Board of Directors to repurchase an aggregate of 162.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 31, 2010 through July 4, 2010	1,521,731	$40.85	1,521,731	6,809,392
July 5, 2010 through August 1, 2010	843,200	$38.85	843,200	5,966,192
August 2, 2010 through August 29, 2010	16,424	$41.95	16,424	5,949,768
Total	2,381,355	$40.15	2,381,355	5,949,768

(1)	All of the shares purchased during the quarter ended August 29, 2010 were purchased as part of our repurchase program, the most recent increased authority for which was announced in a press release issued on June 20, 2006. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6. Exhibits

Exhibit No.	Exhibit Title

*10	Amended Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed September 17, 2010).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: October 5, 2010	By:	/s/ Paula J. Shives
Paula J. Shives
Senior Vice President,
General Counsel and Secretary

Dated: October 5, 2010	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

*10	Amended Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed September 17, 2010).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.