Form 10-Q
period 2010-11-28
DARDEN RESTAURANTS INC
filed 2011-01-05
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2010

or

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

Number of shares of common stock outstanding as of December 15, 2010: 138,092,202 (excluding 148,267,414 shares held in our treasury).

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009
Sales	$1,726.2	$1,641.3	$3,532.9	$3,375.3
Costs and expenses:
Cost of sales:
Food and beverage	494.7	471.3	1,002.2	971.6
Restaurant labor	571.9	563.7	1,150.7	1,131.7
Restaurant expenses	274.9	257.4	554.0	524.8

Total cost of sales, excluding restaurant depreciation and amortization of $72.8, $69.6, $144.5 and $139.1, respectively	$1,341.5	$1,292.4	$2,706.9	$2,628.1
Selling, general and administrative	180.0	169.9	360.9	341.3
Depreciation and amortization	78.0	73.8	154.7	146.7
Interest, net	23.5	24.5	48.1	48.3

Total costs and expenses	$1,623.0	$1,560.6	$3,270.6	$3,164.4

Earnings before income taxes	103.2	80.7	262.3	210.9
Income taxes	(27.4)	(19.5)	(73.3)	(54.8)

Earnings from continuing operations	$75.8	$61.2	$189.0	$156.1
Losses from discontinued operations, net of tax benefit of $0.8, $0.6, $0.9 and $1.0, respectively	(1.3)	(0.9)	(1.4)	(1.5)

Net earnings	$74.5	$60.3	$187.6	$154.6

Basic net earnings per share:
Earnings from continuing operations	$0.55	$0.44	$1.37	$1.12
Losses from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net earnings	$0.54	$0.43	$1.36	$1.11

Diluted net earnings per share:
Earnings from continuing operations	$0.54	$0.43	$1.34	$1.10
Losses from discontinued operations	(0.01)	—	(0.01)	(0.01)

Net earnings	$0.53	$0.43	$1.33	$1.09

Average number of common shares outstanding:
Basic	137.6	139.0	138.1	138.8
Diluted	141.2	141.7	141.5	141.6

Dividends declared per common share	$0.32	$0.25	$0.64	$0.50

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	November 28, 2010	May 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52.9	$248.8
Receivables, net	56.0	53.2
Inventories	273.9	220.8
Prepaid income taxes	3.7	1.5
Prepaid expenses and other current assets	55.8	52.4
Deferred income taxes	120.7	101.8

Total current assets	$563.0	$678.5
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,444.3 and $2,332.8, respectively	3,520.6	3,403.7
Goodwill	517.3	517.3
Trademarks	454.0	454.0
Other assets	197.4	193.9

Total assets	$5,252.3	$5,247.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255.5	$246.4
Short-term debt	168.0	—
Accrued payroll	128.0	161.8
Accrued income taxes	—	1.0
Other accrued taxes	52.4	62.0
Unearned revenues	156.7	167.2
Current portion of long-term debt	75.0	225.0
Other current liabilities	419.8	391.2

Total current liabilities	$1,255.4	$1,254.6
Long-term debt, less current portion	1,408.8	1,408.7
Deferred income taxes	276.6	268.6
Deferred rent	178.5	170.1
Obligations under capital leases, net of current installments	56.9	57.6
Other liabilities	197.5	193.8

Total liabilities	$3,373.7	$3,353.4

Stockholders’ equity:
Common stock and surplus	$2,350.9	$2,297.9
Retained earnings	2,721.0	2,621.9
Treasury stock	(3,112.5)	(2,943.5)
Accumulated other comprehensive income (loss)	(70.4)	(71.1)
Unearned compensation	(10.4)	(11.2)

Total stockholders’ equity	$1,878.6	$1,894.0

Total liabilities and stockholders’ equity	$5,252.3	$5,247.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the six months ended November 28, 2010 and November 29, 2009

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$—	$1,894.0
Comprehensive income:
Net earnings	—	187.6	—	—	—	—	187.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	0.6	—	—	0.6
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	—	0.2
Change in fair value of derivatives, net of tax of $4.1	—	—	—	(3.2)	—	—	(3.2)
Amortization of unrecognized net actuarial loss, net of tax of $1.9	—	—	—	3.1	—	—	3.1

Total comprehensive income							188.3
Cash dividends declared	—	(88.5)	—	—	—	—	(88.5)
Stock option exercises (1.1 shares)	26.1	—	1.0	—	—	—	27.1
Stock-based compensation	16.5	—	—	—	—	—	16.5
ESOP note receivable repayments	—	—	—	—	0.8	—	0.8
Income tax benefits credited to equity	7.4	—	—	—	—	—	7.4
Purchases of common stock for treasury (4.0 shares)	—	—	(170.7)	—	—	—	(170.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.0	—	0.7	—	—	—	3.7

Balance at November 28, 2010	$2,350.9	$2,721.0	$(3,112.5)	$(70.4)	$(10.4)	$—	$1,878.6

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	154.6	—	—	—	—	154.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.4	—	—	1.4
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	—	0.2
Change in fair value of derivatives, net of tax of $1.4	—	—	—	(3.5)	—	—	(3.5)
Amortization of unrecognized net actuarial loss, net of tax of $0.6	—	—	—	1.0	—	—	1.0

Total comprehensive income							153.7
Cash dividends declared	—	(69.9)	—	—	—	—	(69.9)
Stock option exercises (0.3 shares)	4.6	—	0.6	—	—	—	5.2
Stock-based compensation	16.5	—	—	—	—	—	16.5
ESOP note receivable repayments	—	—	—	—	0.9	—	0.9
Income tax benefits credited to equity	1.9	—	—	—	—	—	1.9
Purchases of common stock for treasury (0.1 shares)	—	—	(2.2)	—	—	—	(2.2)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	3.0	—	0.8	—	—	—	3.8
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at November 29, 2009	$2,209.1	$2,442.1	$(2,865.0)	$(58.1)	$(12.1)	$—	$1,716.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	November 28, 2010	November 29, 2009
Cash flows—operating activities
Net earnings	$187.6	$154.6
Losses from discontinued operations, net of tax benefit	1.4	1.5
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	154.7	146.7
Asset impairment charges	2.9	2.8
Amortization of loan costs	1.5	1.6
Stock-based compensation expense	31.1	23.0
Change in current assets and liabilities	(85.5)	(16.1)
Contributions to pension and postretirement plans	(6.0)	(0.8)
Loss (gain) on disposal of land, buildings and equipment	2.4	(0.4)
Change in cash surrender value of trust-owned life insurance	(6.0)	(6.3)
Deferred income taxes	(6.8)	4.5
Change in deferred rent	8.7	7.6
Change in other liabilities	(5.4)	(10.6)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.2
Other, net	1.4	2.2

Net cash provided by operating activities of continuing operations	$282.1	$310.5

Cash flows—investing activities
Purchases of land, buildings and equipment	(276.2)	(214.4)
Proceeds from disposal of land, buildings and equipment	4.3	8.8
Purchases of marketable securities	(2.3)	—
Proceeds from sale of marketable securities	4.4	1.7
Increase in other assets	(6.1)	(2.7)

Net cash used in investing activities of continuing operations	$(275.9)	$(206.6)

Cash flows—financing activities
Proceeds from issuance of common stock	30.7	8.6
Dividends paid	(88.3)	(69.9)
Purchases of treasury stock	(170.7)	(2.2)
Income tax benefits credited to equity	7.4	1.9
Proceeds from issuance (repayments) of short-term debt, net	168.0	(47.7)
ESOP note receivable repayment	0.8	0.9
Principal payments on capital leases	(0.7)	(0.6)
Repayment of long-term debt	(150.8)	(0.9)

Net cash used in financing activities of continuing operations	$(203.6)	$(109.9)

Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(1.3)	(0.6)
Net cash provided by investing activities of discontinued operations	2.8	0.6

Net cash provided by (used in) discontinued operations	$1.5	$—

Decrease in cash and cash equivalents	(195.9)	(6.0)
Cash and cash equivalents - beginning of period	248.8	62.9

Cash and cash equivalents - end of period	$52.9	$56.9

Cash flows from changes in current assets and liabilities
Receivables, net	(0.6)	(10.5)
Inventories	(53.2)	(4.4)
Prepaid expenses and other current assets	—	(13.8)
Accounts payable	6.9	(2.5)
Accrued payroll	(33.8)	(13.9)
Prepaid/accrued income taxes	(3.1)	47.7
Other accrued taxes	(9.6)	(5.3)
Unearned revenues	(10.5)	(13.0)
Other current liabilities	18.4	(0.4)

Change in current assets and liabilities	$(85.5)	$(16.1)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and six months ended November 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.

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

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2. Supplemental Cash Flow Information

(in millions)	Six Months Ended
	November 28, 2010	November 29, 2009
Interest paid, net of amounts capitalized	$48.8	$46.3
Income taxes paid, net of refunds	73.9	4.4

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

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of November 28, 2010 and November 29, 2009, were as follows:

	Stock Options Granted During the Six Months Ended
	November 28, 2010	November 29, 2009
Weighted-average fair value	$12.82	$10.71
Risk-free interest rate	2.21%	2.96%
Expected volatility of stock	39.1%	40.6%
Dividend yield	3.01%	2.84%
Expected option life	6.7 years	6.6 years

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of our stock-based compensation activity for the six months ended November 28, 2010:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.9	0.8	1.6	0.9
Awards granted	1.4	—	0.6	0.3
Awards exercised	(1.1)	(0.2)	(0.2)	(0.2)
Awards forfeited	—	—	—	—

Outstanding end of period	14.2	0.6	2.0	1.0

During the quarters and six months ended November 28, 2010 and November 29, 2009, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Six Months Ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009
Stock options	$5.1	$5.1	$10.0	$9.5
Restricted stock/restricted stock units	2.2	2.5	4.3	4.8
Darden stock units	5.8	2.3	8.2	4.3
Performance stock units	3.3	1.7	6.4	2.2
Employee stock purchase plan	0.5	0.5	0.9	0.9
Director compensation program/other	1.0	1.1	1.3	1.3

Total stock-based compensation expense	$17.9	$13.2	$31.1	$23.0

Note 4. Income Taxes

The effective income tax rate for the quarter and six months ended November 28, 2010 was 26.6 percent and 27.9 percent, respectively, compared to an effective income tax rate of 24.2 percent and 26.0 percent for the quarter and six months ended November 29, 2009, respectively. The increase in the effective income tax rate during the second quarter and the first six months of fiscal 2011 is primarily attributable to the impact in fiscal 2010 of the favorable resolution of prior year tax matters expensed in prior years and due to an increase in earnings before income taxes.

We do not expect that the remaining balance of unrecognized tax benefits will change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5. Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 28, 2010, we were in compliance with the covenants under the Revolving Credit Agreement.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of November 28, 2010, we had no outstanding balances under the Revolving Credit Agreement. As of November 28, 2010, $168.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of November 28, 2010, we had $513.8 million of credit available under the Revolving Credit Agreement.

The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 28, 2010, no adjustments to these interest rates had been made.

During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. Our $75.0 million of 7.450 percent medium-term notes due April 2011 are included in current liabilities as current portion of long-term debt. Following maturity of the notes due April 2011, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

Note 6. Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase shares of common stock totaling 1.4 million and 7.4 million shares were excluded from the calculation of diluted net earnings per share for the quarters ended November 28, 2010 and November 29, 2009, respectively, because the effect would have been anti-dilutive. Restricted stock and options to purchase shares of common stock totaling 1.1 million and 6.9 million shares were excluded from the calculation of diluted net earnings per share for the six months ended November 28, 2010 and November 29, 2009, respectively, for the same reason.

Note 7. Stockholders’ Equity

On December 17, 2010, our Board of Directors approved an additional share repurchase authorization totaling 25.0 million shares, bringing the total shares authorized to be repurchased to 187.4 million shares. Pursuant to the previous authorizations of our Board of Directors to repurchase up to 162.4 million shares of our common stock in accordance with applicable securities laws, we repurchased 1.6 million and 4.0 million shares of our common stock for $75.1 million and $170.7 million, respectively, during the quarter and six months ended November 28, 2010, resulting in a cumulative repurchase of 158.1 million shares as of November 28, 2010.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009
Service cost	$1.5	$1.4	$0.3	$0.5
Interest cost	2.4	2.9	0.6	0.2
Expected return on plan assets	(4.1)	(4.1)	—	—
Recognized net actuarial loss	1.2	0.3	0.3	0.3

Net periodic benefit cost	$1.0	$0.5	$1.2	$1.0

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Six Months Ended		Six Months Ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009
Service cost	$3.0	$2.8	$0.5	$1.0
Interest cost	4.8	5.9	1.2	0.4
Expected return on plan assets	(8.1)	(8.2)	—	—
Recognized net actuarial loss	2.3	0.5	0.6	0.5

Net periodic benefit cost	$2.0	$1.0	$2.3	$1.9

Note 9. Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing and foreign currency exchange rate risks inherent in our business operations. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by Topic 815 of the FASB ASC, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 28, 2010, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments as of November 28, 2010 and May 30, 2010, are as follows:

	Notional Values
(in millions)	November 28, 2010	May 30, 2010
Derivative contracts designated as hedging instruments

Natural gas	$10.4	$3.2
Foreign currency	11.8	18.9
Interest rate locks	150.0	150.0
Interest rate swaps	425.0	375.0
Equity forwards	21.6	12.6

Derivative contracts not designated as hedging instruments

Natural gas	$—	$0.6
Other commodities	1.0	4.2
Equity forwards	15.8	12.8

We periodically enter into natural gas futures, swaps and option contracts (collectively “natural gas contracts”) to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas contracts as cash flow hedging instruments. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas contracts as economic hedges. As of November 28, 2010, our natural gas contracts extend through September 2011.

We periodically enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). As of November 28, 2010, our other commodity futures and swap contracts extend through February 2011.

We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. As of November 28, 2010, our foreign currency forward contracts extend through August 2011.

We entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million 4.875 percent senior notes due August 2010 and our $75.0 million 7.450 percent medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges.

During the quarter ended August 29, 2010, we entered into forward-starting interest rate swap agreements with $200.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $350.0 million 5.625 percent senior notes due October 2012, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges.

During fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million 4.875 percent senior notes due August 2010, $75.0 million 7.450 percent medium-term notes due April 2011, and a portion of the $350 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. Concurrent with the maturity of the $150.0 million senior notes due August 2010, interest rate swap

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements with a notional value of $150.0 million expired during the quarter ended August 29, 2010. Accordingly, as of August 29, 2010, the remaining notional value of these swap agreements was $225.0 million. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended November 28, 2010 and November 29, 2009, $0.9 million and $1.1 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the six months ended November 28, 2010 and November 29, 2009, $1.9 million and $1.5 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of November 28, 2010, we were party to equity forward contracts that were indexed to 0.9 million shares of our common stock, at varying forward rates between $27.57 per share and $42.08 per share, extending through August 2015. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

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

The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments as of November 28, 2010 and May 30, 2010, are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		November 28, 2010	May 30, 2010	November 28, 2010	May 30, 2010
Derivative contracts designated as hedging instruments

Commodity contracts	(1)	$0.2	$—	$—	$(0.6)
Equity forwards	(1)	0.3	—	—	(0.4)
Interest rate related	(1)	4.4	3.4	(22.1)	(10.5)
Foreign currency forwards	(1)	0.9	1.1	—	—

		$5.8	$4.5	$(22.1)	$(11.5)

Derivative contracts not designated as hedging instruments

Commodity contracts	(1)	$0.1	$—	$—	$—
Equity forwards	(1)	0.2	—	—	(0.6)

		$0.3	$—	$—	$(0.6)

Total derivative contracts		$6.1	$4.5	$(22.1)	$(12.1)

(1)	Derivative assets and liabilities are included in Receivables, net, Prepaid expenses and other current assets, and Other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters and six months ended November 28, 2010 and November 29, 2009 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Quarter Ended			Quarter Ended			Quarter Ended
Type of Derivative	November 28, 2010	November 29, 2009		November 28, 2010	November 29, 2009		November 28, 2010	November 29, 2009
Commodity	$0.2	$0.4	(2)	$(0.5)	$(1.3)	(2)	$—	$—
Equity	3.9	(0.9)	(3)	—	—	(3)	—	0.1
Interest rate	8.9	(4.3)	Interest, net	0.2	0.1	Interest, net	(0.3)	—
Foreign currency	(0.1)	0.4	(4)	—	—	(4)	—	—

	$12.9	$(4.4)		$(0.3)	$(1.2)		$(0.3)	$0.1

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
Type of Derivative	November 28, 2010	November 29, 2009		November 28, 2010	November 29, 2009		November 28, 2010	November 29, 2009
Commodity	$—	$(0.8)	(2)	$(0.9)	$(2.7)	(2)	$—	$—
Equity	3.5	(0.8)	(3)	—	—	(3)	0.1	0.1
Interest rate	(11.3)	(5.9)	Interest, net	0.3	0.3	Interest, net	(0.3)	—
Foreign currency	—	0.6	(4)	0.1	0.1	(4)	—	—

	$(7.8)	$(6.9)		$(0.5)	$(2.3)		$(0.2)	$0.1

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.
(2)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs and restaurant expenses, which are components of cost of sales.
(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses, which is a component of cost of sales, and selling, general and administrative expenses.
(4)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs, which is a component of cost of sales, and selling, general and administrative expenses.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters and six months ended November 28, 2010 and November 29, 2009 are as follows:

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Quarter Ended				Quarter Ended
	November 28, 2010	November 29, 2009			November 28, 2010	November 29, 2009
Interest rate	$(0.6)	$2.1	Interest, net	Fixed-rate debt	$0.6	$(2.1)	Interest, net

(in millions)
Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Quarter Ended				Quarter Ended
	November 28, 2010	November 29, 2009			November 28, 2010	November 29, 2009
Interest rate	$0.9	$4.0	Interest, net	Fixed-rate debt	$(0.9)	$(4.0)	Interest, net

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters and six months ended November 28, 2010 and November 29, 2009 are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Quarter Ended		Six Months Ended
		November 28,	November 29,	November 28,	November 29,
(in millions)		2010	2009	2010	2009
Commodity contracts	(1)	$0.1	$0.1	$—	$(0.1)
Equity forwards	(2)	2.6	(0.6)	2.5	(1.9)
Equity forwards	Selling, General and Administrative	1.2	(0.4)	1.2	(0.8)

		$3.9	$(0.9)	$3.7	$(2.8)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.
(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.

Based on the fair value of our derivative instruments designated as cash flow hedges as of November 28, 2010, we expect to reclassify $1.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of November 28, 2010:

Items Measured at Fair Value
(in millions)		Fair value of assets (liabilities) as of November 28, 2010	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$15.8	$—	$15.8	$—
U.S. Treasury securities	(2)	8.6	8.6	—	—
Mortgage-backed securities	(1)	4.4	—	4.4	—
Derivatives:
Commodities futures, swaps & options	(3)	0.3	—	0.3	—
Equity forwards	(4)	0.5	—	0.5	—
Interest rate locks & swaps	(5)	(17.7)	—	(17.7)	—
Foreign currency forwards	(6)	0.9	—	0.9	—

Total		$12.8	$8.6	$4.2	$—

(1)	The fair value of these securities is based on the closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(2)	The fair value of our U.S. Treasury securities is based on the closing market prices.
(3)	The fair value of our commodities futures, swaps and options is based on the closing market prices of the contracts, inclusive of the risk of nonperformance.
(4)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(5)	The fair value of our interest rate lock and swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.
(6)	The fair value of our foreign currency forward contracts is based on the closing forward exchange market prices, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of November 28, 2010 was $1.48 billion and $1.59 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 30, 2010 was $1.63 billion and $1.71 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of November 28, 2010:

Items Measured at Fair Value
(in millions)		Fair value of assets as of November 28, 2010	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$3.7	$—	$—	$3.7
Long-lived assets held and used	(2)	1.9	—	—	1.9

Total		$5.6	$—	$—	$5.6

(1)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the six months ended November 28, 2010, long-lived assets held for disposal with a carrying amount of $5.9 were written down to their fair value of $3.7 million, based on a review of comparable assets, resulting in an impairment charge of $2.2 million, of which $1.7 was included in earnings from continuing operations and $0.5 million was included in losses from discontinued operations.
(2)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the six months ended November 28, 2010, long-lived assets held and used with a carrying amount of $2.8 million were written down to their fair value of $1.9 million, based on a review of comparable assets, resulting in an impairment charge of $0.9 million, which was included in earnings from continuing operations.

Note 11. Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 28, 2010 and May 30, 2010, we had $96.4 million and $97.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 28, 2010 and May 30, 2010, we had $18.4 million and $20.1 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

As of November 28, 2010 and May 30, 2010, we had $8.1 million and $9.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of November 28, 2010 and May 30, 2010, amounted to $5.9 million and $6.4 million, respectively. During the quarter ended November 28, 2010, we accrued $1.4 million for the guarantees resulting from our reassessment of the likelihood of the third parties defaulting on the assignment agreements. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2011 through fiscal 2021.

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

Note 13. Subsequent Event

On December 17, 2010, the Board of Directors declared a cash dividend of 32 cents per share to be paid February 1, 2011 to all shareholders of record as of the close of business on January 10, 2011.

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

The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 28, 2010 and November 29, 2009.

	Quarter Ended		Six Months Ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.7	28.7	28.4	28.9
Restaurant labor	33.1	34.3	32.5	33.5
Restaurant expenses	15.9	15.7	15.7	15.5

Total cost of sales, excluding restaurant depreciation and amortization of 4.2%, 4.2%, 4.1% and 4.1%, respectively	77.7%	78.7%	76.6%	77.9%
Selling, general and administrative	10.4	10.4	10.2	10.2
Depreciation and amortization	4.5	4.5	4.4	4.3
Interest, net	1.4	1.5	1.4	1.4

Total costs and expenses	94.0%	95.1%	92.6%	93.8%

Earnings before income taxes	6.0	4.9	7.4	6.2
Income taxes	(1.6)	(1.2)	(2.1)	(1.6)

Earnings from continuing operations	4.4	3.7	5.3	4.6
Losses from discontinued operations	(0.1)	—	—	—

Net earnings	4.3%	3.7%	5.3%	4.6%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.73 billion and $3.53 billion for the second quarter and first six months of fiscal 2011, respectively, compared to $1.64 billion and $3.38 billion for the second quarter and first six months of fiscal 2010. The increases of 5.2 percent and 4.7 percent in sales for the second quarter and first six months of fiscal 2011, respectively, were driven primarily by the addition of 63 net new restaurants since the second quarter of fiscal 2010 and blended same-restaurant sales increases for Olive Garden, Red Lobster and LongHorn Steakhouse of 1.4 percent and 1.2 percent for the second quarter and first six months of fiscal 2011, respectively. For the second quarter of fiscal 2011, the increase in blended same-restaurant sales compares to an increase of 1.1 percent for the Knapp-Track ™ benchmark of U.S. same-restaurant sales excluding Darden. For the second quarter of fiscal 2011, our net earnings from continuing operations were $75.8 million compared to $61.2 million for the second quarter of fiscal 2010, a 23.9 percent increase, and our diluted net earnings per share from continuing operations were $0.54 for the second quarter of fiscal 2011 compared to $0.43 for the second quarter of fiscal 2010, a 25.6 percent increase. For the first six months of fiscal 2011, our net earnings from continuing operations were $189.0 million compared to $156.1 million for the first six months of fiscal 2010, a 21.1 percent increase, and our diluted net earnings per share from continuing operations were $1.34 for the first six months of fiscal 2011 compared to $1.10 for the first six months of fiscal 2010, a 21.8 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter of fiscal 2011 compared to the same period in the prior year were primarily due to increased sales and lower restaurant labor expenses as a percent of sales, which were partially offset by higher restaurant expenses as a percent of sales and a higher effective income tax rate. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first six months of fiscal 2011 compared to the same period in the prior year were primarily due to increased sales and lower food and beverage costs and restaurant labor expenses as a percent of sales, which were partially offset by higher restaurant expenses as a percent of sales and a higher effective income tax rate.

SALES

Sales from continuing operations were $1.73 billion and $1.64 billion for the quarters ended November 28, 2010 and November 29, 2009, respectively. The 5.2 percent increase in sales for the second quarter of fiscal 2011 was driven by the addition of 63 net new restaurants since the second quarter of fiscal 2010 and a 1.4 percent blended same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $828.2 million for the second quarter of fiscal 2011 were 5.8 percent above last fiscal year’s second quarter, driven by revenue from 33 net new restaurants and a U.S. same-restaurant sales increase of 2.0 percent. The increase in U.S. same-restaurant sales resulted from a 2.6 percent increase in average check partially offset by a 0.6 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $556.0 million for the second quarter of fiscal 2011 were 1.1 percent below last fiscal year’s second quarter, which resulted primarily from a 1.6 percent decrease in U.S. same-restaurant sales partially offset by revenue from two net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 3.5 percent decrease in same-restaurant guest counts partially offset by a 1.9 percent increase in average check. LongHorn Steakhouse’s sales of $224.3 million for the second quarter of fiscal 2011 were 12.4 percent above last fiscal year’s second quarter, which resulted from a 6.8 percent increase in same-restaurant sales and revenue from 17 net new restaurants. The increase in same-restaurant sales resulted from a 4.4 percent increase in same-restaurant guest counts combined with a 2.4 percent increase in average check. The Capital Grille’s sales of $66.1 million for the second quarter of fiscal 2011 were 12.4 percent above last fiscal year’s second quarter, driven by a same-restaurant sales increase of 5.6 percent combined with revenue from the addition of four new restaurants. Bahama Breeze sales of $29.6 million for the second quarter of fiscal 2011 were 8.2 percent above last fiscal year’s second quarter, driven by a 3.2 percent increase in same-restaurant sales combined with the addition of one new restaurant. Seasons 52 sales of $19.1 million for the second quarter of fiscal 2011 were 84.8 percent above last fiscal year’s second quarter, driven by the addition of seven new restaurants and a 3.8 percent increase in same-restaurant sales.

Sales from continuing operations were $3.53 billion and $3.38 billion for the six months ended November 28, 2010 and November 29, 2009, respectively. The 4.7 percent increase in sales for the first six months of fiscal 2011 was primarily due to the addition of 63 net new restaurants since the second quarter of fiscal 2010 and a 1.2 percent blended same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $1.71 billion for the first six months of fiscal 2011 were 6.4 percent above last year, driven primarily by revenue from 33 net new restaurants combined with a U.S. same-restaurant sales increase of 2.4 percent. The increase in U.S. same-restaurant sales resulted from a 0.1 percent increase in same-restaurant guest counts, combined with a 2.3 percent increase in average check. Red Lobster’s sales of $1.16 billion for the first six months of fiscal 2011 were 1.0 percent below last year, which resulted primarily from a 1.6 percent decrease in U.S. same-restaurant sales, partially offset by sales from two net new restaurants. The decrease in U.S. same-restaurant sales resulted primarily from a 4.1 percent decrease in same-restaurant guest counts, partially offset by a 2.5 percent increase in average check. LongHorn Steakhouse’s sales of $449.9 million for the first six months of fiscal 2011 were 9.5 percent above last year, which resulted from revenue from 17 net new restaurants and a 4.5 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 1.9 percent increase in same-restaurant guest counts combined with a 2.6 percent increase in average check. The Capital Grille’s sales of $120.3 million for the first six months of fiscal 2011 were 10.7 percent above last year, driven by a same-restaurant sales increase of 4.2 percent combined with revenue from the addition of four new restaurants. Bahama Breeze sales of $66.4 million for the first six months of fiscal 2011 were 6.0 percent above last year, driven by a same-restaurant sales increase of 1.6 percent combined with revenue from the addition of one new restaurant. Seasons 52 sales of $34.9 million for the first six months of fiscal 2011 were 68.0 percent above last year, driven by revenue from the addition of seven new restaurants and a same-restaurant sales increase of 5.5 percent.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended November 28, 2010 Compared to Quarter Ended November 29, 2009

Total costs and expenses were $1.62 billion and $1.56 billion for the quarters ended November 28, 2010 and November 29, 2009, respectively. As a percent of sales, total costs and expenses decreased from 95.1 percent in the second quarter of fiscal 2010 to 94.0 percent in the second quarter of fiscal 2011.

Food and beverage costs were $494.7 million during the second quarter of fiscal 2011, an increase of $23.4 million, or 5.0 percent, from food and beverage costs of $471.3 million during the second quarter of fiscal 2010. As a percent of sales, food and beverage costs were flat for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Restaurant labor costs were $571.9 million during the second quarter of fiscal 2011, an increase of $8.2 million, or 1.5 percent, from restaurant labor costs of $563.7 million during the second quarter of fiscal 2010. Restaurant labor costs, as a percent of sales, decreased primarily as a result of pricing, increased employee productivity and continued low employee turnover, partially offset by an increase in wage rates. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $274.9 million during the second quarter of fiscal 2011, an increase of $17.5 million, or 6.8 percent, from restaurant expenses of $257.4 million during the second quarter of fiscal 2010. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2011 primarily due to higher credit card fees and pre-opening expenses, partially offset by sales leveraging.

Selling, general and administrative expenses were $180.0 million during the second quarter of fiscal 2011, an increase of $10.1 million, or 5.9 percent, from selling, general and administrative expenses of $169.9 million during the second quarter of fiscal 2010. As a percent of sales, selling, general and administrative expenses were flat for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 as higher media expenses and unfavorable market driven changes in fair value related to our non-qualified deferred compensation plans were offset by lower compensation related expenses and sales leveraging.

Depreciation and amortization expense was $78.0 million during the second quarter of fiscal 2011, an increase of $4.2 million, or 5.7 percent, from depreciation and amortization expense of $73.8 million during the second quarter of fiscal 2010. As a percent of sales, depreciation and amortization expense was flat between the second quarter of fiscal 2011 and the second quarter of fiscal 2010.

Net interest expense was $23.5 million during the second quarter of fiscal 2011, a decrease of $1.0 million, or 4.1 percent, from net interest expense of $24.5 million during the second quarter of fiscal 2010. As a percent of sales, net interest expense decreased slightly between the second quarter of fiscal 2011 and the second quarter of fiscal 2010 primarily as a result of lower average debt balances associated with the repayment of a portion of our long-term debt.

Six Months Ended November 28, 2010 Compared to Six Months Ended November 29, 2009

Total costs and expenses were $3.27 billion and $3.16 billion for the six months ended November 28, 2010 and November 29, 2009, respectively. As a percent of sales, total costs and expenses decreased from 93.8 percent in the first six months of fiscal 2010 to 92.6 percent in the first six months of fiscal 2011.

Food and beverage costs were $1.00 billion during the first six months of fiscal 2011, an increase of $30.6 million, or 3.1 percent, from food and beverage costs of $971.6 million during the first six months of fiscal 2010. As a percent of sales, food and beverage costs decreased in the first six months of fiscal 2011 primarily as a result of pricing and lower seafood, beef, chicken and commodity costs. Restaurant labor costs were $1.15 billion during the first six months of fiscal 2011, an increase of $19.0 million, or 1.7 percent, from restaurant labor costs of $1.13 billion during the first six months of fiscal 2010. Restaurant labor costs, as a percent of sales, decreased primarily as a result of pricing, increased employee productivity and continued low employee turnover, partially offset by an increase in wage rates. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $554.0 million during the first six months of fiscal 2011, an increase of $29.2 million, or 5.6 percent, from restaurant expenses of $524.8 million during the first six months of fiscal 2010. As a percent of sales, restaurant expenses increased in the first six months of fiscal 2011 primarily due to higher credit card fees and pre-opening expenses, partially offset by sales leveraging.

Selling, general and administrative expenses were $360.9 million during the first six months of fiscal 2011, an increase of $19.6 million, or 5.7 percent, from selling, general and administrative expenses of $341.3 million during the first six months of fiscal 2010. As a percent of sales, selling, general and administrative expenses were flat for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 as higher media expenses and unfavorable market driven changes in fair value related to our non-qualified deferred compensation plans were offset by lower compensation related expenses and sales leveraging.

Depreciation and amortization expense was $154.7 million during the first six months of fiscal 2011, an increase of $8.0 million, or 5.5 percent, from depreciation and amortization expense of $146.7 million during the first six months of fiscal 2010. As a percent of sales, depreciation and amortization expense increased in the first six months of fiscal 2011 primarily as a result of new restaurant activity.

Net interest expense was $48.1 million during the first six months of fiscal 2011, a decrease of $0.2 million, or 0.4 percent, from interest expense of $48.3 million during the first six months of fiscal 2010. As a percent of sales, net interest expense was flat between the first six months of fiscal 2011 and the first six months of 2010.

INCOME TAXES

The effective income tax rate for the quarter and six months ended November 28, 2010 was 26.6 percent and 27.9 percent, respectively, compared to an effective income tax rate of 24.2 percent and 26.0 percent for the quarter and six months ended November 29, 2009, respectively. The increase in the effective income tax rate during the second quarter and for the first six months of fiscal 2011 is primarily attributable to the impact in fiscal 2010 of the favorable resolution of prior year tax matters expensed in prior years and due to an increase in earnings before income taxes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the second quarter of fiscal 2011, our net earnings from continuing operations were $75.8 million compared to $61.2 million in the second quarter of fiscal 2010, a 23.9 percent increase, and our diluted net earnings per share from continuing operations were $0.54 compared to $0.43 in the second quarter of fiscal 2010, a 25.6 percent increase. At Olive Garden, lower restaurant labor, restaurant expenses, selling, general and administrative expenses, and depreciation expenses as a percent of sales were partially offset by increased food and beverage costs as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010. At Red Lobster, lower food and beverage costs, restaurant labor and restaurant expenses as a percent of sales were partially offset by increased selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010. At LongHorn Steakhouse, lower food and beverage costs, restaurant labor, restaurant expenses and depreciation expenses as a percent of sales were partially offset by increased selling, general and administrative expenses, as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010.

For the first six months of fiscal 2011, our net earnings from continuing operations were $189.0 million compared to $156.1 million in the first six months of fiscal 2010, a 21.1 percent increase, and our diluted net earnings per share from continuing operations were $1.34 compared to $1.10 in the first six months of fiscal 2010, a 21.8 percent increase. At Olive Garden, lower restaurant labor, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by increased food and beverage costs as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. At Red Lobster, lower food and beverage costs, restaurant labor and restaurant expenses as a percent of sales were partially offset by increased selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. At LongHorn Steakhouse, lower food and beverage costs, restaurant labor and depreciation expenses as a percent of sales were partially offset by increased restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse for the first six months of fiscal 2011, compared to the first six months of fiscal 2010.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2011, compared with the number open at the end of fiscal 2010 and the end of the second quarter of fiscal 2010.

	November 28, 2010	May 30, 2010	November 29, 2009
Red Lobster – USA	665	666	663
Red Lobster – Canada	28	28	28

Total	693	694	691

Olive Garden – USA	729	717	696
Olive Garden – Canada	6	6	6

Total	735	723	702

LongHorn Steakhouse	340	331	323
The Capital Grille	44	40	40
Bahama Breeze	25	25	24
Seasons 52	15	11	8
Other	—	—	1

Total	1,852	1,824	1,789

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

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 28, 2010, we were in compliance with all covenants under the Revolving Credit Agreement. Additional information regarding terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

As of November 28, 2010, we had no outstanding balances under the Revolving Credit Agreement. As of November 28, 2010, $168.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of November 28, 2010, we had $513.8 million of credit available under the Revolving Credit Agreement.

As of November 28, 2010, our long-term debt consisted principally of:

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•	An unsecured, variable rate $9.0 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan portion of the Darden Savings Plan.

We also have $75.0 million of unsecured 7.450 percent medium-term notes due in April 2011 included in current liabilities as current portion of long-term debt. During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. Following maturity of the notes due April 2011, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 28, 2010, no adjustments to these interest rates had been made.

From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of November 28, 2010 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$168.0	$168.0	$—	$—	$—
Long-term debt (1)	2,558.3	167.3	509.1	137.5	1,744.4
Operating leases	792.6	131.7	231.1	172.9	256.9
Purchase obligations (2)	622.5	609.6	12.8	0.1	—
Capital lease obligations (3)	102.6	5.1	10.6	11.1	75.8
Benefit obligations (4)	332.7	39.5	71.9	76.6	144.7
Unrecognized income tax benefits (5)	36.8	—	34.0	2.8	—

Total contractual obligations	$4,613.5	$1,121.2	$869.5	$401.0	$2,221.8

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$114.8	$114.8	$—	$—	$—
Guarantees (7)	8.1	1.5	2.6	2.3	1.7

Total commercial commitments	$122.9	$116.3	$2.6	$2.3	$1.7

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 4.0 percent. Excludes issuance discount of $4.6 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $44.3 million over the life of the obligations.
(4)	Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2020.
(5)	Includes interest on unrecognized income tax benefits of $6.5 million, $0.0 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $96.4 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $68.2 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.4 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $17.0 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. During the quarter ended November 28, 2010, we accrued $1.4 million resulting from our reassessment of the likelihood of the third parties defaulting on certain lease assignment agreements.

As of November 28, 2010, our Board of Directors had authorized us to repurchase up to an aggregate of 162.4 million shares of our common stock. During the quarter and six months ended November 28, 2010, we repurchased 1.6 million and 4.0 million shares of our common stock, respectively, compared to 4 thousand and 65 thousand shares for the quarter and six months ended November 29, 2009, respectively. As of November 28, 2010, we have repurchased a total of 158.1 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity. In December 2010, our Board of Directors authorized an additional 25.0 million shares for repurchase, bringing our unused authorization to 29.3 million shares.

We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities of continuing operations decreased to $282.1 million for the first six months of fiscal 2011, from $310.5 million for the first six months of fiscal 2010. The decrease was primarily due to the timing of inventory purchases and overall product demand, and higher income tax payments during the first six months of 2011, partially offset by an increase in net earnings.

Net cash flows used in investing activities of continuing operations increased to $275.9 million for the first six months of fiscal 2011, from $206.6 million for the first six months of fiscal 2010, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $276.2 million for the first six months of fiscal 2011, compared to $214.4 million for the first six months of fiscal 2010. The increased expenditures for the first six months of fiscal 2011 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2011.

Net cash flows used in financing activities of continuing operations increased to $203.6 million for the first six months of fiscal 2011, from $109.9 million for the first six months of fiscal 2010. Purchases of treasury stock were $170.7 million during the first six months of fiscal 2011, an increase from purchases of $2.2 million during the first six months of fiscal 2010. Net cash flows used in financing activities also included $88.3 million in dividends paid for the first six months of fiscal 2011, compared to $69.9 million in dividends paid for the first six months of fiscal 2010. On June 22, 2010, the Board of Directors approved an increase in the quarterly dividend to $0.32 per share, which indicates an annual dividend of $1.28 per share in fiscal 2011. In fiscal 2010, we paid quarterly dividends of $0.25 per share. Additionally, net cash flows used in financing activities for the first six months of fiscal 2011 included the repayment of $150.8 million of long-term debt as compared to $0.9 million in the first six months of fiscal 2010. The increases in net cash used in financing activities were partially offset by proceeds from the issuance of short-term debt of $168.0 million in fiscal 2011, as compared to repayments of short-term debt of $47.7 million during fiscal 2010.

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

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2010 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 28, 2010, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.10 billion, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $563.0 million as of November 28, 2010, compared to $678.5 million as of May 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents resulting from the repayment of our $150.0 million August 2010 senior notes, partially offset by an increase in inventories of $53.1 million, primarily due to the timing of purchases of restaurant inventories due to seasonality and timing of promotions.

Our current liabilities totaled $1.26 billion as of November 28, 2010, compared to $1.25 billion as of May 30, 2010. Short-term debt increased $168.0 million, primarily due to our use of short-term financing to repurchase shares of our common stock. The increase was mostly offset by the decrease in current portion of long-term debt due to the repayment of our $150.0 million August 2010 senior notes during the first quarter of fiscal 2011.

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

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 28, 2010, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $44.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $124.7 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2011 averaged $1.85 billion, with a high of $1.77 billion and a low of $1.57 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 28, 2010, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 28, 2010.

During the fiscal quarter ended November 28, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 28, 2010. Since commencing repurchases in December 1995, we have repurchased a total of 158.1 million shares through November 28, 2010 under authorizations from our Board of Directors.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 30, 2010 through October 3, 2010	620,747	$43.37	620,747	5,329,021
October 4, 2010 through October 31, 2010	534,213	$44.41	534,213	4,794,808
November 1, 2010 through November 28, 2010	502,987	$48.53	502,987	4,291,821
Total	1,657,947	$45.27	1,657,947	4,291,821

(1)	All of the shares purchased during the quarter ended November 28, 2010 were purchased as part of our repurchase program, the authority for which was announced in a press release issued on June 20, 2006. On December 17, 2010, our Board of Directors authorized an additional share repurchase authorization totaling 25.0 million shares, bringing the total shares authorized to be repurchased to 187.4 million shares. This additional authorization was announced publicly in a press release issued on December 20, 2010. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6. Exhibits

Exhibit No.	Exhibit Title

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: January 5, 2011	By:	/s/ Teresa M. Sebastian
Teresa M. Sebastian
Senior Vice President,
General Counsel and Secretary

Dated: January 5, 2011	By:	/s/ C. Bradford Richmond
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