Form 10-Q
period 2011-02-27
DARDEN RESTAURANTS INC
filed 2011-04-04
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2011

or

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

Number of shares of common stock outstanding as of March 15, 2011: 136,430,120 (excluding 150,386,006 shares held in our treasury).

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

PART I

FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited)

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010

Sales	$1,976.8	$1,874.0	$5,509.8	$5,249.3
Costs and expenses:
Cost of sales:
Food and beverage	571.3	539.3	1,573.5	1,510.9
Restaurant labor	621.2	613.0	1,771.9	1,744.7
Restaurant expenses	285.9	277.9	839.9	802.8

Total cost of sales, excluding restaurant depreciation and amortization of $74.5, $73.2, $219.0 and $212.4, respectively	$1,478.4	$1,430.2	$4,185.3	$4,058.4
Selling, general and administrative	194.8	169.5	555.9	510.7
Depreciation and amortization	80.5	78.1	235.2	224.8
Interest, net	24.0	20.8	72.1	69.0

Total costs and expenses	$1,777.7	$1,698.6	$5,048.5	$4,862.9

Earnings before income taxes	199.1	175.4	461.3	386.4
Income taxes	(47.4)	(40.6)	(120.5)	(95.4)

Earnings from continuing operations	$151.7	$134.8	$340.8	$291.0
Losses from discontinued operations, net of tax benefit of $0.3, $0.3, $1.2 and $1.3, respectively	(0.5)	(0.5)	(2.0)	(2.1)

Net earnings	$151.2	$134.3	$338.8	$288.9

Basic net earnings per share:
Earnings from continuing operations	$1.11	$0.97	$2.48	$2.09
Losses from discontinued operations	—	(0.01)	(0.02)	(0.01)

Net earnings	$1.11	$0.96	$2.46	$2.08

Diluted net earnings per share:
Earnings from continuing operations	$1.08	$0.95	$2.42	$2.05
Losses from discontinued operations	—	(0.01)	(0.02)	(0.01)

Net earnings	$1.08	$0.94	$2.40	$2.04

Average number of common shares outstanding:
Basic	136.4	139.3	137.5	139.0
Diluted	140.0	142.3	141.0	141.8

Dividends declared per common share	$0.32	$0.25	$0.96	$0.75

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	February 27, 2011	May 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89.7	$248.8
Receivables, net	72.3	53.2
Inventories	326.9	220.8
Prepaid income taxes	3.7	1.5
Prepaid expenses and other current assets	78.3	52.4
Deferred income taxes	127.8	101.8

Total current assets	$698.7	$678.5
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,498.4 and $2,332.8, respectively	3,553.5	3,403.7
Goodwill	517.2	517.3
Trademarks	454.0	454.0
Other assets	191.4	193.9

Total assets	$5,414.8	$5,247.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274.7	$246.4
Short-term debt	64.0	—
Accrued payroll	161.3	161.8
Accrued income taxes	—	1.0
Other accrued taxes	66.5	62.0
Unearned revenues	229.6	167.2
Current portion of long-term debt	75.0	225.0
Other current liabilities	460.3	391.2

Total current liabilities	$1,331.4	$1,254.6
Long-term debt, less current portion	1,407.6	1,408.7
Deferred income taxes	323.9	268.6
Deferred rent	182.6	170.1
Obligations under capital leases, net of current installments	56.4	57.6
Other liabilities	189.4	193.8

Total liabilities	$3,491.3	$3,353.4

Stockholders’ equity:
Common stock and surplus	$2,383.1	$2,297.9
Retained earnings	2,828.2	2,621.9
Treasury stock	(3,216.7)	(2,943.5)
Accumulated other comprehensive income (loss)	(61.4)	(71.1)
Unearned compensation	(9.7)	(11.2)

Total stockholders’ equity	$1,923.5	$1,894.0

Total liabilities and stockholders’ equity	$5,414.8	$5,247.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the nine months ended February 27, 2011 and February 28, 2010

(In millions)

(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Officer Notes Receivable	Total Stockholders’ Equity
Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$—	$1,894.0
Comprehensive income:
Net earnings	—	338.8	—	—	—	—	338.8
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.7	—	—	1.7
Change in fair value of marketable securities, net of tax of $0.0	—	—	—	0.1	—	—	0.1
Change in fair value of derivatives, net of tax of $1.1	—	—	—	3.2	—	—	3.2
Amortization of unrecognized net actuarial loss, net of tax of $3.0	—	—	—	4.7	—	—	4.7

Total comprehensive income							348.5
Cash dividends declared	—	(132.5)	—	—	—	—	(132.5)
Stock option exercises (1.8 shares)	42.4	—	1.8	—	—	—	44.2
Stock-based compensation	25.3	—	—	—	—	—	25.3
ESOP note receivable repayments	—	—	—	—	1.5	—	1.5
Income tax benefits credited to equity	12.7	—	—	—	—	—	12.7
Purchases of common stock for treasury (6.3 shares)	—	—	(275.9)	—	—	—	(275.9)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.8	—	0.9	—	—	—	5.7

Balance at February 27, 2011	$2,383.1	$2,828.2	$(3,216.7)	$(61.4)	$(9.7)	$—	$1,923.5

Balance at May 31, 2009	$2,183.1	$2,357.4	$(2,864.2)	$(57.2)	$(13.0)	$(0.1)	$1,606.0
Comprehensive income:
Net earnings	—	288.9	—	—	—	—	288.9
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.3	—	—	1.3
Change in fair value of derivatives, net of tax of $0.1	—	—	—	3.5	—	—	3.5
Amortization of unrecognized net actuarial loss, net of tax of $0.3	—	—	—	1.5	—	—	1.5

Total comprehensive income							295.2
Cash dividends declared	—	(104.7)	—	—	—	—	(104.7)
Stock option exercises (1.3 shares)	21.6	—	2.1	—	—	—	23.7
Stock-based compensation	24.8	—	—	—	—	—	24.8
ESOP note receivable repayments	—	—	—	—	1.2	—	1.2
Income tax benefits credited to equity	8.5	—	—	—	—	—	8.5
Purchases of common stock for treasury (0.5 shares)	—	—	(16.5)	—	—	—	(16.5)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.4	—	1.1	—	—	—	5.5
Repayment of officer notes	—	—	—	—	—	0.1	0.1

Balance at February 28, 2010	$2,242.4	$2,541.6	$(2,877.5)	$(50.9)	$(11.8)	$—	$1,843.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	February 27, 2011	February 28, 2010

Cash flows—operating activities
Net earnings	$338.8	$288.9
Losses from discontinued operations, net of tax benefit	2.0	2.1
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	235.2	224.8
Asset impairment charges	4.3	3.9
Amortization of loan costs	2.2	2.5
Stock-based compensation expense	48.7	37.7
Change in current assets and liabilities	23.8	231.1
Contributions to pension and postretirement plans	(11.9)	(1.1)
Loss (gain) on disposal of land, buildings and equipment	4.8	(1.1)
Change in cash surrender value of trust-owned life insurance	(12.6)	(8.7)
Deferred income taxes	28.2	(14.7)
Change in deferred rent	13.2	11.3
Change in other liabilities	(16.8)	(27.5)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.2	0.5
Other, net	2.6	2.9

Net cash provided by operating activities of continuing operations	$662.7	$752.6

Cash flows—investing activities
Purchases of land, buildings and equipment	(390.1)	(324.1)
Proceeds from disposal of land, buildings and equipment	5.8	11.3
Purchases of marketable securities	(2.3)	(15.5)
Proceeds from sale of marketable securities	4.6	12.8
Increase in other assets	(8.5)	(5.2)

Net cash used in investing activities of continuing operations	$(390.5)	$(320.7)

Cash flows—financing activities
Proceeds from issuance of common stock	49.9	28.6
Dividends paid	(132.0)	(104.7)
Purchases of treasury stock	(275.9)	(16.5)
Income tax benefits credited to equity	12.7	8.5
Proceeds from issuance (repayments) of short-term debt, net	64.0	(150.0)
ESOP note receivable repayment	1.5	1.2
Principal payments on capital leases	(1.0)	(0.9)
Repayment of long-term debt	(151.5)	(1.2)

Net cash used in financing activities of continuing operations	$(432.3)	$(235.0)

Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(2.1)	(1.0)
Net cash provided by investing activities of discontinued operations	3.1	1.5

Net cash provided by discontinued operations	$1.0	$0.5

(Decrease) increase in cash and cash equivalents	(159.1)	197.4
Cash and cash equivalents - beginning of period	248.8	62.9

Cash and cash equivalents - end of period	$89.7	$260.3

Cash flows from changes in current assets and liabilities
Receivables, net	(19.1)	(18.9)
Inventories	(106.1)	28.9
Prepaid expenses and other current assets	(11.0)	(8.2)
Accounts payable	24.2	36.1
Accrued payroll	(0.5)	19.3
Prepaid/accrued income taxes	(3.2)	87.4
Other accrued taxes	4.5	6.0
Unearned revenues	62.4	52.0
Other current liabilities	72.6	28.5

Change in current assets and liabilities	$23.8	$231.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter and nine months ended February 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2011.

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

Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Note 2.	Supplemental Cash Flow Information

(in millions)	Nine Months Ended
	February 27, 2011	February 28, 2010
Interest paid, net of amounts capitalized	$59.6	$57.6
Income taxes paid, net of refunds	90.7	36.2

Note 3.	Stock-Based Compensation

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

The weighted-average fair value of stock options granted and the related assumptions used in the Black-Scholes option pricing model as of February 27, 2011 and February 28, 2010, were as follows:

	Stock Options Granted During the Nine Months Ended
	February 27, 2011	February 28, 2010
Weighted-average fair value	$12.84	$10.72
Risk-free interest rate	2.21%	2.96%
Expected volatility of stock	39.1%	40.6%
Dividend yield	3.01%	2.84%
Expected option life	6.7 years	6.6 years

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of our stock-based compensation activity for the nine months ended February 27, 2011:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.9	0.8	1.6	0.9
Awards granted	1.5	—	0.6	0.3
Awards exercised	(1.8)	(0.2)	(0.2)	(0.2)
Awards forfeited	(0.1)	—	—	—

Outstanding end of period	13.5	0.6	2.0	1.0

During the quarters and nine months ended February 27, 2011 and February 28, 2010, we recognized expense from stock-based compensation as follows:

(in millions)	Quarter Ended		Nine Months Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010
Stock options	$5.1	$5.3	$15.1	$14.8
Restricted stock/restricted stock units	3.1	2.6	7.4	7.4
Darden stock units	2.9	5.0	11.1	9.3
Performance stock units	5.8	1.4	12.2	3.6
Employee stock purchase plan	0.6	0.4	1.5	1.3
Director compensation program/other	0.1	—	1.4	1.3

Total stock-based compensation expense	$17.6	$14.7	$48.7	$37.7

Note 4.	Income Taxes

The effective income tax rate for the quarter and nine months ended February 27, 2011 was 23.8 percent and 26.1 percent, respectively, compared to an effective income tax rate of 23.2 percent and 24.7 percent for the quarter and nine months ended February 28, 2010, respectively. The increase in the effective income tax rate during the third quarter and the first nine months of fiscal 2011 is primarily attributable to the impact in fiscal 2010 of the favorable resolution of prior-year tax matters expensed in prior years and due to an increase in earnings before income taxes.

Included in our remaining balance of unrecognized tax benefits is $2.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5.	Long-Term Debt

We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 27, 2011, we were in compliance with the covenants under the Revolving Credit Agreement.

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

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the applicable Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of February 27, 2011, we had no outstanding balances under the Revolving Credit Agreement. As of February 27, 2011, $64.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of February 27, 2011, we had $617.8 million of credit available under the Revolving Credit Agreement.

The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 27, 2011, no adjustments to these interest rates had been made.

During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. Our $75.0 million 7.450 percent medium-term notes due April 2011 are included in current liabilities as current portion of long-term debt. During fiscal 2012, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

Note 6.	Net Earnings per Share

Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Restricted stock and options to purchase shares of common stock excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

(in millions)	Quarter Ended		Nine Months Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010
Anti-dilutive restricted stock and options	1.4	3.4	1.2	6.8

Note 7.	Stockholders’ Equity

Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 160.4 million shares of our common stock through February 27, 2011. Fiscal 2011 common stock repurchases are as follows:

(in millions)	Quarter Ended February 27, 2011		Nine Months Ended February 27, 2011
	Shares	Total Cost	Shares	Total Cost
Common stock repurchased	2.3	$105.2	6.3	$275.9

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Retirement Plans

Components of net periodic benefit cost are as follows:

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Quarter Ended		Quarter Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010
Service cost	$1.4	$1.4	$0.2	$0.5
Interest cost	2.4	3.0	0.5	0.2
Expected return on plan assets	(4.0)	(4.1)	—	—
Unrecognized prior service cost	0.1	—	—	—
Recognized net actuarial loss	1.1	0.2	0.4	0.2

Net periodic benefit cost	$1.0	$0.5	$1.1	$0.9

(in millions)	Defined Benefit Plans		Postretirement Benefit Plan
	Nine Months Ended		Nine Months Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010
Service cost	$4.4	$4.2	$0.7	$1.5
Interest cost	7.2	8.9	1.7	0.6
Expected return on plan assets	(12.1)	(12.3)	—	—
Unrecognized prior service cost	0.1	—	—	—
Recognized net actuarial loss	3.4	0.7	1.0	0.7

Net periodic benefit cost	$3.0	$1.5	$3.4	$2.8

Note 9.	Derivative Instruments and Hedging Activities

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

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 27, 2011, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments as of February 27, 2011 and May 30, 2010, are as follows:

	Notional Values
(in millions)	February 27, 2011	May 30, 2010
Derivative contracts designated as hedging instruments

Natural gas	$6.7	$3.2
Foreign currency	6.8	18.9
Interest rate locks	150.0	150.0
Interest rate swaps	425.0	375.0
Equity forwards	19.8	12.6

Derivative contracts not designated as hedging instruments

Natural gas	$—	$0.6
Other commodities	0.2	4.2
Equity forwards	17.6	12.8

We periodically enter into natural gas futures, swaps and option contracts (collectively “natural gas contracts”) to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas contracts as cash flow hedging instruments. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas contracts as economic hedges. Our natural gas contracts currently extend through September 2011.

We periodically enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). Our other commodity futures and swap contracts currently extend through March 2011.

We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. Our foreign currency forward contracts currently extend through August 2011.

At various times during fiscal 2008 and 2009, we entered into treasury-lock derivative instruments with $150.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $150.0 million 4.875 percent senior notes due August 2010 and our $75.0 million 7.450 percent medium-term notes due April 2011, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges.

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

During fiscal 2010, we entered into interest rate swap agreements with $375.0 million of notional value to limit the risk of changes in fair value of our $150.0 million 4.875 percent senior notes due August 2010, $75.0 million 7.450 percent medium-term notes due April 2011, and a portion of the $350 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between now and maturity of the related debt. Concurrent with the maturity of the $150.0 million senior notes due August 2010, interest rate swap

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements with a notional value of $150.0 million expired during the quarter ended August 29, 2010. Accordingly, as of February 27, 2011, the remaining notional value of these swap agreements was $225.0 million. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended February 27, 2011 and February 28, 2010, $0.9 million and $1.1 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the nine months ended February 27, 2011 and February 28, 2010, $2.8 million and $2.6 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 27, 2011, we were party to equity forward contracts that were indexed to 0.9 million shares of our common stock, at varying forward rates between $27.57 per share and $42.08 per share, extending through August 2015. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

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

The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments as of February 27, 2011 and May 30, 2010, are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		February 27, 2011	May 30, 2010	February 27, 2011	May 30, 2010
Derivative contracts designated as hedging instruments

Commodity contracts	(1)	$—	$—	$(0.1)	$(0.6)
Equity forwards	(1)	—	—	(1.1)	(0.4)
Interest rate related	(1)	9.0	3.4	(12.7)	(10.5)
Foreign currency forwards	(1)	0.4	1.1	(0.3)	—

		$9.4	$4.5	$(14.2)	$(11.5)

Derivative contracts not designated as hedging instruments

Commodity contracts	(1)	$—	$—	$—	$—
Equity forwards	(1)	—	—	(1.1)	(0.6)

		$—	$—	$(1.1)	$(0.6)

Total derivative contracts		$9.4	$4.5	$(15.3)	$(12.1)

(1)	Derivative assets and liabilities are included in Receivables, net, Prepaid expenses and other current assets, and Other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings for the quarters and nine months ended February 27, 2011 and February 28, 2010 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Quarter Ended			Quarter Ended			Quarter Ended
Type of Derivative	February 27, 2011	February 28, 2010		February 27, 2011	February 28, 2010		February 27, 2011	February 28, 2010
Commodity	$(0.3)	$(0.4)	(2)	$—	$(0.3)	(2)	$—	$—
Equity	(1.9)	4.1	(3)	—	—	(3)	0.1	0.1
Interest rate	15.1	4.6	Interest, net	0.2	0.1	Interest, net	(0.5)	—
Foreign currency	(0.3)	0.3	(4)	0.6	0.5	(4)	—	—

	$12.6	$8.6		$0.8	$0.3		$(0.4)	$0.1

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 27, 2011	February 28, 2010		February 27, 2011	February 28, 2010		February 27, 2011	February 28, 2010
Commodity	$(0.3)	$(1.2)	(2)	$(0.9)	$(3.0)	(2)	$—	$—
Equity	1.6	3.3	(3)	—	—	(3)	0.2	0.2
Interest rate	3.8	(1.3)	Interest, net	0.5	0.4	Interest, net	(0.8)	—
Foreign currency	(0.3)	0.9	(4)	0.7	0.6	(4)	—	—

	$4.8	$1.7		$0.3	$(2.0)		$(0.6)	$0.2

(1)	Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts will generally appear as zero in this tabular presentation.
(2)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs and restaurant expenses, which are components of cost of sales.
(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses, which is a component of cost of sales, and selling, general and administrative expenses.
(4)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs, which is a component of cost of sales, and selling, general and administrative expenses.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings for the quarters and nine months ended February 27, 2011 and February 28, 2010 are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Quarter Ended				Quarter Ended
	February 27, 2011	February 28, 2010			February 27, 2011	February 28, 2010
Interest rate	$(0.5)	$—	Interest, net	Fixed-rate debt	$0.5	$—	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 27, 2011	February 28, 2010			February 27, 2011	February 28, 2010
Interest rate	$0.4	$4.0	Interest, net	Fixed-rate debt	$(0.4)	$(4.0)	Interest, net

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings for the quarters and nine months ended February 27, 2011 and February 28, 2010 are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Quarter Ended		Nine Months Ended
		February 27,	February 28,	February 27,	February 28,
(in millions)		2011	2010	2011	2010
Commodity contracts	(1)	$—	$(0.1)	$—	$(0.2)
Equity forwards	(2)	(0.1)	2.6	1.7	0.8
Equity forwards	Selling, General and Administrative	(0.3)	1.9	1.7	1.1

		$(0.4)	$4.4	$3.4	$1.7

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.
(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 27, 2011, we expect to reclassify $0.4 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.	Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.

The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of February 27, 2011:

Items Measured at Fair Value
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$15.6	$—	$15.6	$—
U.S. Treasury securities	(2)	8.5	8.5	—	—
Mortgage-backed securities	(1)	4.3	—	4.3	—
Derivatives:
Commodities futures, swaps & options	(3)	(0.1)	—	(0.1)	—
Equity forwards	(4)	(2.2)	—	(2.2)	—
Interest rate locks & swaps	(5)	(3.7)	—	(3.7)	—
Foreign currency forwards	(6)	0.1	—	0.1	—

Total		$22.5	$8.5	$14.0	$—

(1)	The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.
(2)	The fair value of our U.S. Treasury securities is based on closing market prices.
(3)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
(4)	The fair value of our equity forwards is based on closing market values of Darden stock, inclusive of the risk of nonperformance.
(5)	The fair value of our interest rate lock and swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.
(6)	The fair value of our foreign currency forward contracts is based on closing forward exchange market prices, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, including the amounts in current liabilities, as of February 27, 2011, was $1.48 billion and $1.61 billion, respectively. The carrying value and fair value of long-term debt, including the amounts in current liabilities, as of May 30, 2010, was $1.63 billion and $1.71 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of February 27, 2011:

Items Measured at Fair Value
(in millions)		Fair value of assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$2.7	$—	$—	$2.7
Long-lived assets held and used	(2)	0.7	—	—	0.7

Total		$3.4	$—	$—	$3.4

(1)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the nine months ended February 27, 2011, long-lived assets held for disposal with a carrying amount of $4.7 were written down to their fair value of $2.7 million, based on a review of comparable assets, resulting in an impairment charge of $2.0 million, of which $1.6 was included in earnings from continuing operations and $0.4 million was included in losses from discontinued operations.
(2)	In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during the nine months ended February 27, 2011, long-lived assets held and used with a carrying amount of $2.8 million were written down to their fair value of $0.7 million, based on a review of comparable assets, resulting in an impairment charge of $2.1 million, which was included in earnings from continuing operations.

Note 11.	Commitments and Contingencies

As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 27, 2011 and May 30, 2010, we had $96.4 million and $97.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 27, 2011 and May 30, 2010, we had $18.0 million and $20.1 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.

As of February 27, 2011 and May 30, 2010, we had $7.7 million and $9.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of February 27, 2011 and May 30, 2010, amounted to $5.6 million and $6.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2012 through fiscal 2021.

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

On March 23, 2011, the Board of Directors declared a cash dividend of 32 cents per share to be paid May 2, 2011 to all shareholders of record as of the close of business on April 8, 2011.

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

The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and nine months ended February 27, 2011 and February 28, 2010.

	Quarter Ended		Nine Months Ended
	February 27, 2011	February 28, 2010	February 27, 2011	February 28, 2010

Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	28.9	28.8	28.6	28.8
Restaurant labor	31.4	32.7	32.2	33.2
Restaurant expenses	14.5	14.8	15.2	15.3

Total cost of sales, excluding restaurant depreciation and amortization of 3.8%, 3.9%, 4.0% and 4.0%, respectively	74.8%	76.3%	76.0%	77.3%
Selling, general and administrative	9.8	9.0	10.0	9.7
Depreciation and amortization	4.1	4.2	4.3	4.3
Interest, net	1.2	1.1	1.3	1.3

Total costs and expenses	89.9%	90.6%	91.6%	92.6%

Earnings before income taxes	10.1	9.4	8.4	7.4
Income taxes	(2.4)	(2.2)	(2.2)	(1.9)

Earnings from continuing operations	7.7	7.2	6.2	5.5
Losses from discontinued operations	(0.1)	—	(0.1)	—

Net earnings	7.6%	7.2%	6.1%	5.5%

OVERVIEW OF OPERATIONS

Our sales from continuing operations were $1.98 billion and $5.51 billion for the third quarter and first nine months of fiscal 2011, respectively, compared to $1.87 billion and $5.25 billion for the third quarter and first nine months of fiscal 2010. The increases of 5.5 percent and 5.0 percent in sales for the third quarter and first nine months of fiscal 2011, respectively, were driven primarily by the addition of 66 net new restaurants since the third quarter of fiscal 2010 and blended U.S. same-restaurant sales increases for Olive Garden, Red Lobster and LongHorn Steakhouse of 0.9 percent and 1.1 percent for the third quarter and first nine months of fiscal 2011, respectively. For the third quarter of fiscal 2011, the increase in blended same-restaurant sales compares to an estimated increase of 0.1 percent for the Knapp-Track ™ benchmark of U.S. casual dining same-restaurant sales excluding Darden. For the third quarter of fiscal 2011, our net earnings from continuing operations were $151.7 million compared to $134.8 million for the third quarter of fiscal 2010, a 12.5 percent increase, and our diluted net earnings per share from continuing operations were $1.08 for the third quarter of fiscal 2011 compared to $0.95 for the third quarter of fiscal 2010, a 13.7 percent increase. For the first nine months of fiscal 2011, our net earnings from continuing operations were $340.8 million compared to $291.0 million for the first nine months of fiscal 2010, a 17.1 percent increase, and our diluted net earnings per share from continuing operations were $2.42 for the first nine months of fiscal 2011 compared to $2.05 for the first nine months of fiscal 2010, an 18.0 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the third quarter of fiscal 2011 compared to the same period in the prior year were primarily due to increased sales and lower restaurant labor expenses, restaurant expenses and depreciation and amortization expenses as a percent of sales, which were partially offset by higher food and beverage costs, selling, general and administrative expenses and interest expense as a percent of sales and a higher effective income tax rate. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first nine months of fiscal 2011 compared to the same period in the prior year were primarily due to increased sales and lower food and beverage costs, restaurant labor and restaurant expenses as a percent of sales, which were partially offset by higher selling, general and administrative expenses as a percent of sales and a higher effective income tax rate.

SALES

Sales from continuing operations were $1.98 billion and $1.87 billion for the quarters ended February 27, 2011 and February 28, 2010, respectively. The 5.5 percent increase in sales for the third quarter of fiscal 2011 was driven by the addition of 66 net new restaurants since the third quarter of fiscal 2010 and a 0.9 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $907.0 million for the third quarter of fiscal 2011 were 4.3 percent above last fiscal year’s third quarter, driven by revenue from 33 net new restaurants. U.S. same-restaurant sales for the third quarter of fiscal 2011 were flat compared to last fiscal year’s third quarter as a 1.2 percent increase in average check was offset by a 1.2 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $662.9 million for the third quarter of fiscal 2011 were 1.2 percent above last fiscal year’s third quarter, driven by revenue from two net new restaurants and a 0.1 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 1.3 percent increase in average check partially offset by a 1.2 percent decrease in same-restaurant guest counts. LongHorn Steakhouse’s sales of $267.6 million for the third quarter of fiscal 2011 were 12.6 percent above last fiscal year’s third quarter, driven by revenue from 21 net new restaurants and a 6.1 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 4.4 percent increase in same-restaurant guest counts combined with a 1.7 percent increase in average check. In total, our remaining brands generated sales of $139.3 million for the third quarter of fiscal 2011, which were 25.0 percent above last fiscal year’s third quarter, primarily driven by four new restaurants at The Capital Grille, one new restaurant at Bahama Breeze and six new restaurants at Seasons 52. Additionally, sales growth reflected same-restaurant sales increases of 8.4 percent at The Capital Grille, 3.4 percent at Bahama Breeze and 4.2 percent at Seasons 52.

Sales from continuing operations were $5.51 billion and $5.25 billion for the nine months ended February 27, 2011 and February 28, 2010, respectively. The 5.0 percent increase in sales for the first nine months of fiscal 2011 was primarily due to the addition of 66 net new restaurants since the third quarter of fiscal 2010 and a 1.1 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $2.61 billion for the first nine months of fiscal 2011 were 5.6 percent above the same period last fiscal year, driven primarily by revenue from 33 net new restaurants combined with a U.S. same-restaurant sales increase of 1.6 percent. The increase in U.S. same-restaurant sales resulted from a 2.0 percent increase in average check partially offset by a 0.4 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $1.82 billion for the first nine months of fiscal 2011 were 0.2 percent below the same period last fiscal year, driven primarily by a 1.0 percent decrease in U.S. same-restaurant sales, partially offset by sales from two net new restaurants. The decrease in U.S. same-restaurant sales resulted primarily from a 3.1 percent decrease in same-restaurant guest counts, partially offset by a 2.1 percent increase in average check. LongHorn Steakhouse’s sales of $717.5 million for the first nine months of fiscal 2011 were 10.6 percent above the same period last fiscal year, driven primarily by revenue from 21 net new restaurants and a 5.1 percent increase in U.S. same-restaurant sales. The increase in U.S. same-restaurant sales resulted from a 2.8 percent increase in same-restaurant guest counts combined with a 2.3 percent increase in average check. In total, our remaining brands generated sales of $360.9 million for the first nine months of fiscal 2011, which were 18.9 percent above the same period last fiscal year, primarily driven by four new restaurants at The Capital Grille, one new restaurant at Bahama Breeze and six new restaurants at Seasons 52. Additionally, sales growth reflected same-restaurant sales increases of 5.7 percent at The Capital Grille, 2.3 percent at Bahama Breeze and 5.0 percent at Seasons 52.

Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.

COSTS AND EXPENSES

Quarter Ended February 27, 2011 Compared to Quarter Ended February 28, 2010

Total costs and expenses were $1.78 billion and $1.70 billion for the quarters ended February 27, 2011 and February 28, 2010, respectively. As a percent of sales, total costs and expenses decreased from 90.6 percent in the third quarter of fiscal 2010 to 89.9 percent in the third quarter of fiscal 2011.

Food and beverage costs were $571.3 million during the third quarter of fiscal 2011, an increase of $32.0 million, or 5.9 percent, from food and beverage costs of $539.3 million during the third quarter of fiscal 2010. As a percent of sales, food and beverage costs increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, primarily as a result of higher seafood and other commodity costs and menu mix changes which were mostly offset by pricing. Restaurant labor costs were $621.2 million during the third quarter of fiscal 2011, an increase of $8.2 million, or 1.3 percent, from restaurant labor costs of $613.0 million during the third quarter of fiscal 2010. Restaurant labor costs, as a percent of sales, decreased primarily as a result of pricing, lower manager incentive compensation, increased employee productivity and a decrease in employee insurance claims costs. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $285.9 million during the third quarter of fiscal 2011, an increase of $8.0 million, or 2.9 percent, from restaurant expenses of $277.9 million during the third quarter of fiscal 2010. As a percent of sales, restaurant expenses decreased in the third quarter of fiscal 2011 primarily due to lower workers’ compensation expenses and pricing partially offset by higher credit card fees.

Selling, general and administrative expenses were $194.8 million during the third quarter of fiscal 2011, an increase of $25.3 million, or 14.9 percent, from selling, general and administrative expenses of $169.5 million during the third quarter of fiscal 2010. As a percent of sales, selling, general and administrative expenses increased for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to additional media efforts and higher media costs, higher compensation and travel expenses, and impairment charges related to a restaurant early lease cancellation, partially offset by sales leveraging.

Depreciation and amortization expense was $80.5 million during the third quarter of fiscal 2011, an increase of $2.4 million, or 3.1 percent, from depreciation and amortization expense of $78.1 million during the third quarter of fiscal 2010. As a percent of sales, depreciation and amortization expense decreased between the third quarter of fiscal 2011 and the third quarter of fiscal 2010 primarily due to sales leveraging, partially offset by an increase in depreciable assets related to new restaurants and remodel activities.

Net interest expense was $24.0 million during the third quarter of fiscal 2011, an increase of $3.2 million, or 15.4 percent, from net interest expense of $20.8 million during the third quarter of fiscal 2010. As a percent of sales, net interest expense increased between the third quarter of fiscal 2011 and the third quarter of fiscal 2010 primarily due to the impact in fiscal 2010 of the release of interest reserves associated with the favorable resolution of prior-year tax matters.

Nine Months Ended February 27, 2011 Compared to Nine Months Ended February 28, 2010

Total costs and expenses were $5.05 billion and $4.86 billion for the nine months ended February 27, 2011 and February 28, 2010, respectively. As a percent of sales, total costs and expenses decreased from 92.6 percent in the first nine months of fiscal 2010 to 91.6 percent in the first nine months of fiscal 2011.

Food and beverage costs were $1.57 billion during the first nine months of fiscal 2011, an increase of $62.6 million, or 4.1 percent, from food and beverage costs of $1.51 billion during the first nine months of fiscal 2010. As a percent of sales, food and beverage costs decreased in the first nine months of fiscal 2011 primarily as a result of pricing and lower seafood and other commodity costs. Restaurant labor costs were $1.77 billion during the first nine months of fiscal 2011, an increase of $27.2 million, or 1.6 percent, from restaurant labor costs of $1.74 billion during the first nine months of fiscal 2010. Restaurant labor costs, as a percent of sales, decreased primarily as a result of pricing, increased employee productivity, lower manager incentive compensation and decreased employee insurance claims costs, partially offset by higher unemployment taxes. Restaurant expenses (which include utility, lease, property tax, maintenance, credit card, workers’ compensation, insurance, new restaurant pre-opening and other restaurant-level operating expenses) were $839.9 million during the first nine months of fiscal 2011, an increase of $37.1 million, or 4.6 percent, from restaurant expenses of $802.8 million during the first nine months of fiscal 2010. As a percent of sales, restaurant expenses decreased in the first nine months of fiscal 2011 primarily due to pricing and lower workers’ compensation expenses partially offset by higher credit card fees.

Selling, general and administrative expenses were $555.9 million during the first nine months of fiscal 2011, an increase of $45.2 million, or 8.9 percent, from selling, general and administrative expenses of $510.7 million during the first nine months of fiscal 2010. As a percent of sales, selling, general and administrative expenses increased for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to higher media expenses and compensation expenses partially offset by sales leveraging.

Depreciation and amortization expense was $235.2 million during the first nine months of fiscal 2011, an increase of $10.4 million, or 4.6 percent, from depreciation and amortization expense of $224.8 million during the first nine months of fiscal 2010. As a percent of sales, depreciation and amortization expense was flat for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as sales leveraging was offset by the increase in depreciable assets related to new restaurants and remodel activities.

Net interest expense was $72.1 million during the first nine months of fiscal 2011, an increase of $3.1 million, or 4.5 percent, from interest expense of $69.0 million during the first nine months of fiscal 2010. As a percent of sales, net interest expense was flat for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

INCOME TAXES

The effective income tax rate for the quarter and nine months ended February 27, 2011 was 23.8 percent and 26.1 percent, respectively, compared to an effective income tax rate of 23.2 percent and 24.7 percent for the quarter and nine months ended February 28, 2010, respectively. The increase in the effective income tax rate during the third quarter and for the first nine months of fiscal 2011 is primarily attributable to the impact in fiscal 2010 of the favorable resolution of prior-year tax matters expensed in prior years and due to an increase in earnings before income taxes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS

For the third quarter of fiscal 2011, our net earnings from continuing operations were $151.7 million compared to $134.8 million in the third quarter of fiscal 2010, a 12.5 percent increase, and our diluted net earnings per share from continuing operations were $1.08 compared to $0.95 in the third quarter of fiscal 2010, a 13.7 percent increase. At Olive Garden, lower restaurant labor and restaurant expenses as a percent of sales were partially offset by increased food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. At Red Lobster, lower restaurant labor and restaurant expenses as a percent of sales were partially offset by increased food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010. At LongHorn Steakhouse, lower food and beverage costs, restaurant labor and depreciation expenses as a percent of sales were partially offset by increased restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse in the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010.

For the first nine months of fiscal 2011, our net earnings from continuing operations were $340.8 million compared to $291.0 million in the first nine months of fiscal 2010, a 17.1 percent increase, and our diluted net earnings per share from continuing operations were $2.42 compared to $2.05 in the first nine months of fiscal 2010, an 18.0 percent increase. At Olive Garden, lower restaurant labor, restaurant expenses and depreciation expenses as a percent of sales were partially offset by increased food and beverage costs and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Olive Garden for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. At Red Lobster, lower food and beverage costs, restaurant labor and restaurant expenses as a percent of sales were partially offset by increased selling, general and administrative expenses, and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for Red Lobster for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. At LongHorn Steakhouse, lower food and beverage costs, restaurant labor and depreciation expenses as a percent of sales were partially offset by increased restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, increased for LongHorn Steakhouse for the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010.

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

NUMBER OF RESTAURANTS

The following table details the number of restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2011, compared with the number open at the end of fiscal 2010 and the end of the third quarter of fiscal 2010.

	February 27, 2011	May 30, 2010	February 28, 2010
Red Lobster – USA	666	666	664
Red Lobster – Canada	28	28	28

Total	694	694	692

Olive Garden – USA	737	717	704
Olive Garden – Canada	6	6	6

Total	743	723	710

LongHorn Steakhouse	347	331	326
The Capital Grille	44	40	40
Bahama Breeze	25	25	24
Seasons 52	15	11	9
Other	—	—	1

Total	1,868	1,824	1,802

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

We currently manage our business and financial ratios to maintain an investment grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa2” (Moody’s Investors Service), “BBB” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-2” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving

Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 27, 2011, we were in compliance with all covenants under the Revolving Credit Agreement. Additional information regarding terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

As of February 27, 2011, we had no outstanding balances under the Revolving Credit Agreement. As of February 27, 2011, $64.0 million of commercial paper and $68.2 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of February 27, 2011, we had $617.8 million of credit available under the Revolving Credit Agreement.

As of February 27, 2011, our long-term debt consisted principally of:

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•

An unsecured, variable rate $8.3 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

We also have $75.0 million of unsecured 7.450 percent medium-term notes due in April 2011 included in current liabilities as current portion of long-term debt. During the quarter ended August 29, 2010, we repaid, at maturity, our $150.0 million 4.875 percent senior notes due August 2010 with excess cash from operations. During fiscal 2012, we expect to issue unsecured debt securities that will effectively refinance both the notes that matured during the quarter ended August 29, 2010 and the notes due April 2011.

The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 27, 2011, no adjustments to these interest rates had been made.

From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of February 27, 2011 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$64.0	$64.0	$—	$—	$—
Long-term debt (1)	2,549.8	166.7	509.0	237.8	1,636.3
Operating leases	801.8	134.2	233.6	176.2	257.8
Purchase obligations (2)	725.2	661.0	64.1	0.1	—
Capital lease obligations (3)	101.0	5.0	10.5	11.1	74.4
Benefit obligations (4)	317.6	37.0	69.3	69.5	141.8
Unrecognized income tax benefits (5)	27.9	3.0	22.1	2.8	—

Total contractual obligations	$4,587.3	$1,070.9	$908.6	$497.5	$2,110.3

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$114.4	$114.4	$—	$—	$—
Guarantees (7)	7.7	1.4	2.6	2.2	1.5

Total commercial commitments	$122.1	$115.8	$2.6	$2.2	$1.5

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 2.5 percent. Excludes issuance discount of $4.5 million.
(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.
(3)	Capital lease obligations include imputed interest of $43.3 million over the life of the obligations.
(4)	Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2020.
(5)	Includes interest on unrecognized income tax benefits of $3.5 million, $0.6 million of which relates to contingencies expected to be resolved within one year.
(6)	Includes letters of credit for $96.4 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $68.2 million of which are backed by our Revolving Credit Agreement, letters of credit for $1.4 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $16.6 million.
(7)	Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and nine months ended February 27, 2011, we repurchased 2.3 million and 6.3 million shares of our common stock, respectively, compared to 0.4 million and 0.5 million shares for the quarter and nine months ended February 28, 2010, respectively. As of February 27, 2011, we have repurchased a total of 160.4 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.

We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities of continuing operations decreased to $662.7 million for the first nine months of fiscal 2011, from $752.6 million for the first nine months of fiscal 2010. The decrease was primarily due to the timing of inventory purchases and overall product demand, and higher income tax payments during the first nine months of 2011, partially offset by an increase in net earnings.

Net cash flows used in investing activities of continuing operations increased to $390.5 million for the first nine months of fiscal 2011, from $320.7 million for the first nine months of fiscal 2010, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $390.1 million for the first nine months of fiscal 2011, compared to $324.1 million for the first nine months of fiscal 2010. The increased expenditures for the first nine months of fiscal 2011 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2011.

Net cash flows used in financing activities of continuing operations increased to $432.3 million for the first nine months of fiscal 2011, from $235.0 million for the first nine months of fiscal 2010. Purchases of treasury stock were $275.9 million during the first nine months of fiscal 2011, an increase from purchases of $16.5 million during the first nine months of fiscal 2010. Net cash flows used in financing activities also included $132.0 million in dividends paid for the first nine months of fiscal 2011, compared to $104.7 million in dividends paid for the first nine months of fiscal 2010. On June 22, 2010, the Board of Directors approved an increase in the quarterly dividend to $0.32 per share, which indicates an annual dividend of $1.28 per share in fiscal 2011. In fiscal 2010, we paid quarterly dividends of $0.25 per share. Additionally, net cash flows used in financing activities for the first nine months of fiscal 2011 included the repayment of $151.5 million of long-term debt as compared to $1.2 million in the first nine months of fiscal 2010. The increases in net cash used in financing activities were partially offset by proceeds from the issuance of short-term debt of $64.0 million in fiscal 2011, as compared to repayments of short-term debt of $150.0 million during fiscal 2010.

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

It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2010 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill and other indefinite-lived intangible assets, could result in an impairment charge of a portion or all of these assets. If we recorded an impairment charge, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 27, 2011, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.13 billion, on an after-tax basis, would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION

Our current assets totaled $698.7 million as of February 27, 2011, compared to $678.5 million as of May 30, 2010. Increases in receivables, net, inventories, prepaid income taxes, prepaid expenses and other current assets and deferred income taxes were partially offset by a decrease in cash and cash equivalents resulting from the repayment of our $150.0 million August 2010 senior notes.

Our current liabilities totaled $1.33 billion as of February 27, 2011, compared to $1.25 billion as of May 30, 2010. Short-term debt increased $64.0 million, primarily due to our use of short-term financing to repurchase shares of our common stock. Unearned revenues increased $62.4 million, primarily due to seasonal fluctuations in sales and redemptions of our gift cards. Other current liabilities increased $69.1 million, primarily as a result of an increase in fair value of our deferred compensation plan. These increases were partially offset by the decrease in current portion of long-term debt due to the repayment of our $150.0 million August 2010 senior notes during the first quarter of fiscal 2011.

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

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity instruments for other than trading purposes (see Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report).

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 27, 2011, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $53.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $121.6 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2011 averaged $1.63 billion, with a high of $1.77 billion and a low of $1.55 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 27, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 27, 2011.

During the fiscal quarter ended February 27, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 27, 2011. Since commencing repurchases in December 1995, we have repurchased a total of 160.4 million shares through February 27, 2011 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 29, 2010 through January 2, 2011	663,269	$46.87	663,269	28,628,552
January 3, 2011 through January 30, 2011	1,603,678	$46.20	1,603,678	27,024,874
January 31, 2011 through February 27, 2011	1,363	$48.10	1,363	27,023,511

Total	2,268,310	$46.40	2,268,310	27,023,511

(1)	All of the shares purchased during the quarter ended February 27, 2011 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(2)	Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

*10	Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011 between us and Wells Fargo Bank, National Association.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated: April 4, 2011	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

*10	Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011 between us and Wells Fargo Bank, National Association.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.