Form 10-K
period 2011-05-29
DARDEN RESTAURANTS INC
filed 2011-07-22
CIK 940944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 29, 2011

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-13666

DARDEN RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 245-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ X ]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X           Accelerated filer                 Non-accelerated filer                 Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No   X  .

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing price of $49.49 per share as reported on the New York Stock Exchange on November 26, 2010, was approximately: $6,825,052,000.

Number of shares of Common Stock outstanding as of May 29, 2011: 134,641,738 (excluding 152,534,032 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 22, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after May 29, 2011, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 29, 2011 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.

FORM 10-K

FISCAL YEAR ENDED MAY 29, 2011

[all page numbers to be confirmed/updated in final draft]

Cautionary Statement Regarding Forward-Looking Statements

Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2012, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”.

PART I

Item 1.	BUSINESS

Introduction

Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 404 million meals in fiscal 2011. As of May 29, 2011, we operated through subsidiaries 1,894 restaurants in the United States and Canada. In the United States, we operated 1,860 restaurants in 49 states (the exception being Alaska), including 670 Red Lobster®, 748 Olive Garden®, 354 LongHorn Steakhouse®, 44 The Capital Grille®, 26 Bahama Breeze®, and 17 Seasons 52® restaurants, and one test “synergy restaurant” which houses both a Red Lobster and Olive Garden restaurant in the same building. In Canada, we operated 34 restaurants, including 28 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Central Florida that are owned by joint ventures we manage. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. None of our restaurants in the United States or Canada are franchised. Of our 1,894 restaurants open on May 29, 2011, 973 were located on owned sites and 921 were located on leased sites. As of May 29, 2011, we franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee, and 22 Red Lobster restaurants in Japan to an unaffiliated Japanese corporation, under area development and franchise agreements. We also have entered into an area development agreement with an unaffiliated operator to develop and operate Red Lobster, Olive Garden and LongHorn Steakhouse restaurants in the Middle East. As of May 29, 2011, no restaurants had been opened under this agreement, but a Red Lobster opened in Dubai in July 2011.

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

We have a 52/53 week fiscal year ending the last Sunday in May. Our 2011 fiscal year ended May 29, 2011, had 52 weeks, our 2010 fiscal year ended May 30, 2010 had 52 weeks, and our 2009 fiscal year ended May 31, 2009 had 53 weeks.

The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Background

We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 698 restaurants in North America by the end of fiscal 2011. Olive Garden, an internally developed Italian restaurant brand, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2011 had expanded to 754 restaurants in North America. The number of Red Lobster and Olive

1 Source: Nation’s Restaurant News, “Special Report: Top 100,” June 27, 2011 (based on U.S. foodservice revenue from company-owned restaurants).

Garden restaurants open at the end of fiscal 2011 increased by four and 31, respectively, as compared to the end of fiscal 2010.

Bahama Breeze is an internally developed brand that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2011, there were 26 Bahama Breeze restaurants.

Seasons 52 is an internally developed brand that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2011, there were 17 Seasons 52 restaurants.

On October 1, 2007, we completed the acquisition of the common stock of RARE Hospitality International, Inc. (“RARE”). RARE owned and operated two principal restaurant brands, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the premium steakhouse category. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2011, there were 354 LongHorn Steakhouse and 44 Capital Grille restaurants.

In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building. At the end of fiscal 2011, this was the only “synergy restaurant” in operation.

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

Company-Operated Restaurants Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6						6	3.5
1971	24						24	9.1
1972	47						47	27.1
1973	70						70	48.0
1974	97						97	72.6
1975	137						137	108.5
1976	174						174	174.1
1977	210						210	229.2
1978	236						236	291.4
1979	244						244	337.5
1980	260						260	397.6
1981	291						291	528.4
1982	328						328	614.3
1983	360	1					361	718.5
1984	368	2					370	782.3
1985	372	4					376	842.2
1986	401	14					415	917.3
1987	433	52					485	1,097.7
1988	443	92					535	1,300.8
1989	490	145					635	1,621.5
1990	521	208					729	1,927.7
1991	568	272					840	2,212.3
1992	619	341					960	2,542.0

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1993	638	400					1,038	2,737.0
1994	675	458					1,133	2,963.0
1995	715	477					1,192	3,163.3
1996	729	487			1		1,217	3,191.8
1997	703	477			2		1,182	3,171.8
1998	682	466			3		1,151	3,261.6
1999	669	464			6		1,139	3,432.4
2000	654	469			11		1,134	3,671.3
2001	661	477			16		1,154	3,966.2
2002	667	496			22		1,185	4,303.5
2003	673	524			25	1	1,223	4,530.4
2004	680	543			23	1	1,247	4,794.7
2005	679	563			23	3	1,268	4,977.6
2006	682	582			23	5	1,292	5,353.6
2007	680	614			23	7	1,324	5,567.1
2008	680	653	305	32	23	7	1,700	6,626.5
2009	690	691	321	37	24	8	1,771	7,217.5
2010	694	723	331	40	25	11	1,824	7,113.1
2011	698	754	354	44	26	17	1,894(4)	7,500.2

(1)

Includes only Red Lobster, Olive Garden, LongHorn Steakhouse, The Capital Grille, Bahama Breeze and Seasons 52 restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations. Also excludes two specialty restaurants: Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern, that were acquired from RARE in fiscal 2008 and sold in fiscal 2010.

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

(3)

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605 requires sales incentives to be classified as a reduction of sales. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2011. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Includes one test synergy restaurant housing two restaurant brands in the same building.

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

Most dinner entrée prices range from $10.00 to $33.25, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch entrée prices range from $6.99 to $12.99. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay Biscuits as a guest desires. During fiscal 2011, the average check per person was approximately $19.75 to $20.25, with alcoholic beverages accounting for 7.7 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Olive Garden

Olive Garden is the largest full service dining Italian restaurant operator in the United States. Olive Garden’s menu includes a variety of authentic Italian foods featuring fresh ingredients and a wine list that includes a broad selection of wines imported from Italy. The menu includes flatbreads and other appetizers; soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.

Most dinner menu entrée prices range from $9.25 to $24.50, and most lunch menu entrée prices range from $6.95 to $16.25. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. For fiscal 2011, the average check per person was approximately $16.00 to $16.50, with alcoholic beverages accounting for 7.5 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

LongHorn Steakhouse

LongHorn Steakhouse restaurants are full service establishments serving both lunch and dinner in an attractive and inviting atmosphere reminiscent of the classic American West. With locations in 33 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib.

Most dinner menu entrée prices range from $12.00 to $23.00, and most lunch menu entrée prices range from $8.00 to $15.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2011, the average check per person was approximately $18.50 to $19.00, with alcoholic beverages accounting for 9.5 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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

Most dinner menu entrée prices range from $26.00 to $47.00 and most lunch menu entrée prices range from $14.00 to $30.00. During fiscal 2011, the average check per person was approximately $70.00 to $71.00, with alcoholic beverages accounting for 30.7 percent of The Capital Grille’s sales. The Capital Grille maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.

Bahama Breeze

Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine, but improved the guest experience and unit economics sufficiently at the remaining restaurants that we have restarted modest unit growth, with one restaurant opening in each of the last three fiscal years.

Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $8.00 to $13.00. During fiscal 2011, the average check per person was approximately $22.50 to $23.00, with alcoholic beverages accounting for 21.9 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

Seasons 52

Seasons 52 is a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. It offers an international wine list of more than 90 wines, with approximately 60 available by the glass.

Synergy Restaurant

In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building, but with separate front doors, dining rooms and brand-specific menus. The shared building is designed to keep the guest experience the same while delivering cost efficiencies. We developed this concept to test expansion into smaller markets that would not meet our population density requirements to build a single brand. Future synergy restaurants may not be limited to Red Lobster and Olive Garden combinations, but could involve our other brands as well.

Recent and Planned Growth

During fiscal 2011, we opened 70 net new restaurants. Our actual and projected net new openings from continuing operations by brand are shown below.

	Actual Net New Restaurant Openings Fiscal 2011	Projected Net New Restaurant Openings Fiscal 2012
Red Lobster	4	3-5
Olive Garden	31	35-40
LongHorn Steakhouse	23	30-35
The Capital Grille	4	2
Bahama Breeze	1	3-4
Seasons 52	6	5-6
Other	1	2

Totals	70	Approximately 80-90

The actual number of openings for each of our brands will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant brands, and to develop or acquire additional brands that can be expanded profitably. We continue to test new ideas and brands, and also to evaluate potential acquisition candidates to assess whether they would satisfy our strategic and financial objectives.

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

The following table illustrates the approximate average capital investment, size and dining capacity of the nine Red Lobster restaurants (seven new restaurants and two relocations), 34 Olive Garden restaurants (33 new restaurants and one relocation) and the 25 LongHorn Steakhouse restaurants (24 new restaurants and one relocation) opened during fiscal 2011. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,185,000	7,029	234	43
Olive Garden	$3,867,000	7,555	237	58
LongHorn Steakhouse	$3,106,000	6,175	202	46

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.
(2)	Includes all space under the roof, including the coolers and freezers.
(3)	Includes bar dining seats and patio seating, but excludes bar stools.
(4)	Includes patio dining tables.

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

During fiscal 2009, we permanently closed three Red Lobster restaurants, one Olive Garden restaurant and five LongHorn Steakhouse restaurants. During fiscal 2010, we permanently closed three Red Lobster restaurants and three LongHorn Steakhouse restaurants. During fiscal 2011, we permanently closed one Red Lobster restaurant, two Olive Garden restaurants and two LongHorn Steakhouse restaurants. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site selection concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.

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

Each typical Red Lobster and Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has three to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant employs approximately 50-185 hourly employees, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to 10 restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

Each Bahama Breeze restaurant is led by a general manager, and each The Capital Grille and Seasons 52 restaurant is led by a managing partner. Each also has one to four assistant managers and one to three kitchen managers. In addition, each restaurant employs an average of approximately 70 to 115 hourly employees. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.

Our Learning Center of Excellence in partnership with each brand’s head of training, together with senior operations executives, are responsible for developing and maintaining our operations training programs. These efforts include a 12 to 15-week training program for management trainees and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one week prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

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

Purchasing and Distribution

Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers whose products originate in more than 30 countries. Suppliers must meet strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.

We believe that our seafood purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source more than 100 varieties of top-quality seafood at competitive prices. We believe that we have established excellent long-term relationships with key seafood vendors and usually source our product directly from producers (not brokers or middlemen). While the supply of certain seafood species is volatile, we believe we have the ability to identify alternative seafood products and to adjust our menus as necessary. All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales. Controlled inventories of specified products are distributed to restaurants through third-party national distribution companies. In addition, through agreements between our subsidiary Darden Direct Distribution, Inc. and these distribution companies, we maintain inventory ownership and dedicated operations in select environments enhancing our supply chain’s competitive advantage.

Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and during fiscal 2011 we spent approximately 5.8 percent and 3.5 percent, respectively, of our purchasing dollars with those firms.

We continue to invest in new technologies to improve our purchasing and restaurant operations. During fiscal 2011, we completed the implementation of “iKitchen,” a web-based software system, to our regional suppliers. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories.

Advertising and Marketing

We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising, and Red Lobster with cable and digital advertising. LongHorn Steakhouse currently uses local television advertising, and began national cable television advertising in fiscal 2011. The Capital Grille, Bahama Breeze and Seasons 52 do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract customers. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain customers. We have developed and consistently use sophisticated consumer marketing research techniques to monitor customer satisfaction and evolving expectations.

Employees

At the end of fiscal 2011, we employed approximately 178,500 persons. Of these employees, approximately 168,500 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida. Our operating executives have an average of more than 14 years of experience with us. The restaurant general managers average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

In January 2011, we were ranked among Fortune magazine’s “100 Best Companies to Work For” in America. We were the first full-service restaurant company ever to be named to the list, and are committed to fostering a strong, values-based culture where employees can learn, thrive and grow.

Information Technology

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented technology-enabled business solutions targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Over the past few years, we implemented a new meal pacing system, in all Olive Garden and Red Lobster locations, designed to properly pace the preparation of menu items, based on cook-time, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns. During fiscal 2012, Bahama Breeze, LongHorn Steakhouse, The Capital Grille and Seasons 52 will pilot and begin implementing this meal pacing system in their locations.

During fiscal 2011, Olive Garden implemented a new table management system to enhance the guest experience by providing accurate wait times and enhance restaurant capacity by increasing table turns. During fiscal 2012, LongHorn Steakhouse will pilot and begin implementing the table management system in its locations. In addition, during fiscal 2011 we continued to work on transformational initiatives to effectively manage our large work force and to manage our costs. During fiscal 2012, a talent acquisition system is being piloted and implemented across all brands for front line employee candidates.

Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida, seven days a week, 24 hours a day. A high-speed data network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.

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

All but three of our 1,894 restaurants in operation at May 29, 2011 are Company-owned and operated. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We have one unaffiliated franchisee with the right under an area development and franchise agreement to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of May 29, 2011, this franchisee operated five LongHorn Steakhouse restaurants in Puerto Rico. Our restaurant operations outside of North America are conducted through area development and franchise agreements. In Japan, we have an agreement with an unaffiliated Japanese corporation that operated 22 Red Lobster restaurants in Japan as of May 29, 2011. In October 2010, we entered into a formal area development agreement with an unaffiliated operator to develop and operate Red Lobster, Olive Garden and LongHorn Steakhouse restaurants in the Middle East. The agreement calls for the operator to develop a minimum of 60 restaurants in Bahrain, Dubai, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and United Arab Emirates over the next five years. As of May 29, 2011, no restaurants had been opened under this agreement, but a Red Lobster opened in Dubai in July 2011. We do not have an ownership interest in these franchisees, but we receive royalty income under the franchise agreements. The amount of income we derive from these joint venture and franchise arrangements is not material to our consolidated financial statements.

Seasonality

Our sales volumes fluctuate seasonally. During fiscal 2011 and fiscal 2010, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. During fiscal 2009, our average sales per restaurant were highest in the summer and spring, followed by the winter, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

During fiscal 2011, 9.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2011 have not had a material effect on our operations.

We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2011, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

We are reviewing the health care reform law enacted by Congress in March of 2010 (“Health Care Reform Law”). As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Health Care Reform Law requires restaurant companies such as ours to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information.

See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state and local regulation of our business, including in the areas of health care reform, data privacy and environmental matters.

Executive Officers of the Registrant

Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 55, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 55, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and direct-marketed consumer information products. Prior to joining us, he held various positions at James River Corporation (now part of Koch Industries), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products.

James J. (J.J.) Buettgen, age 50, has been our Senior Vice President, Chief Marketing Officer since June 2011. Previously, he served as our Senior Vice President, New Business Development from May 2007 until June 2011. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill, a restaurant concept formerly owned and operated by us, from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a casual dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney’s California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994. From 1994 to 1998, he was Vice President of Marketing for Olive Garden until being promoted to Senior Vice President of Marketing for Olive Garden in 1998.

John H. Caron, age 53, has been our President, Olive Garden since June 2011. He served as our Senior Vice President, Chief Marketing Officer from April 2010 to June 2011. From April 2003 to April 2010, he was Executive Vice President of Marketing for Olive Garden. From 1985 until joining us, he held various positions at Unilever Bestfoods North America, including Vice President and General Manager of Beverages from 2000 to 2002.

Valerie K. Collins, age 52, has been our Senior Vice President, Corporate Controller since December 2006, and was Senior Vice President, Corporate Controller, and Chief Information Officer from December 2006 until September 2007. She served as our Senior Vice President and Chief Information Officer from January 2003 until December 2006, and Senior Vice President, Finance and Controller for Red Lobster from August 1998 until January 2003. She joined Red Lobster in 1985 as Manager of Accounting Systems and held progressively more responsible positions until being promoted to Vice President Finance and Controller for Olive Garden in 1994 and to Senior Vice President Finance and Controller for Olive Garden in 1996.

David C. George, age 55, has been our President of LongHorn Steakhouse since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse, and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Eugene I. (Gene) Lee, Jr., age 50, has been President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE’s President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and Chief Operating Officer.

Kim A. Lopdrup, age 53, has been our Senior Vice President of Business Development since June 2011. He served as President of Red Lobster from May 2004 until June 2011. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin’ Donuts, Baskin-Robbins and Togo’s

Eateries, where he held progressively more responsible positions in marketing, strategic planning and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Robert McAdam, age 53, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000, he was a Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 53, has been our Senior Vice President, Chief Human Resources Officer since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to August 2005.

David T. Pickens, age 56, has been our President, Red Lobster since June 2011. He served as our President, Olive Garden from December 2004 until June 2011. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 52, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant brand formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing positions with our York Steak House, Red Lobster and Olive Garden brands in both the United States and Canada.

Teresa M. Sebastian, age 53, has been our Senior Vice President, General Counsel and Secretary since October 2010. Prior to joining us, she served as Vice President, General Counsel and Corporate Secretary for Veyance Technologies, Inc., a manufacturer of industrial rubber products and exclusive manufacturer and marketer of Goodyear® Engineered Products from May 2008 until October 2010. She also served as Senior Vice President and General Counsel and was with Information Resources, Inc. from May 2007 to April 2008; Assistant General Counsel and Assistant Corporate Secretary for DTE Energy Company from September 2001 to May 2007; and Senior Corporate Counsel for CMS Energy Corporation from September 1994 to September 2001.

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

The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

We are subject to a number of risks relating to federal, state and local regulation of our business, including in the areas of health care reform, environmental matters, minimum wage, data privacy, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to government regulation may impact our cost structure, operational efficiencies and talent availability.

The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States.

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our cost of labor.

We are reviewing the Health Care Reform Law. As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. We did not receive tax-free subsidies for providing prescription drugs to retirees under Medicare Part D. Therefore, we have no deferred tax assets associated with our retiree medical plan that would be impacted by this law. The Health Care Reform Law also requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by U.S. and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws could harm our reputation or lead to litigation, which could adversely affect our financial condition.

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

We rely heavily on information systems across our operations, including for management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or an individual. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation.

Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one Florida location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS”, and H1N1 or “swine flu”, or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, health concerns relating to the consumption of beef or to specific events such as an outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to attract a sufficient new customer base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and developing or acquiring additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. We may not be able to maintain brand relevance and restaurant operating excellence at existing brands to achieve sustainable same-restaurant sales growth and warrant new unit growth. A failure to define and deliver clear, relevant brands that generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, or to evolve in-restaurant and brand support cost structures so that competitively strong sales growth results in stable and improving profit margins, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants. Furthermore, we may not be able to develop or acquire additional brands that are as profitable as our existing restaurants. Growth through acquisitions may involve additional risks. For example, we may pay too much for a brand relative to the actual economic return, be required to borrow funds to make our acquisition (which would increase our interest expense) or be unable to successfully integrate an acquired brand into our operations.

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

Our level of indebtedness could have important consequences. For example, it may:

•

require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reduce our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

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

Our plans to expand our newer brands Bahama Breeze and Seasons 52 and the testing of synergy restaurants that have not yet proven their long-term viability may not be successful, which could require us to make substantial further investments in those brands and test formats and result in losses and impairments.

While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our newer brands such as Bahama Breeze and Seasons 52 and the testing of new restaurant formats such as synergy restaurants. These brands and test formats have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and test formats, and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 also is in the early stages of its development and will require additional resources to support further growth. There likewise can be no assurances that the testing of the synergy restaurant format will prove successful. In each case, these brands and formats will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand or format.

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

Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. A failure to maintain appropriate organizational capacity and capability to support leadership excellence and build adequate bench strength required for growth, a loss of key employees or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.

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

We use or may use derivatives to hedge price risk for some of our principal ingredient and energy costs, including but not limited to coffee, butter, wheat, soybean oil, pork, beef, diesel fuel, gasoline and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements. We may experience volatile earnings as a result of these accounting treatments.

Certain economic and business factors specific to the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates that are largely out of our control may adversely affect consumer behavior and our results of operations.

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

We face a variety of risks associated with doing business with franchisees, business partners and vendors in foreign markets.

Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations, and provide them with training and support. However, the ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully operate its restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.

There also is no assurance that international operations will be profitable or that international growth will continue. Our international operations are subject to all of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, foreign currency fluctuations, and differing cultures and consumer preferences.

We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees and vendors. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

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

As with goodwill, we test our indefinite-lived intangible assets (primarily trademarks) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected sales from our annual long-range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Failure of our internal controls over financial reporting and future changes in accounting standards may cause adverse unexpected operating results, affect our reported results of operations or otherwise harm our business and financial results.

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

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, derivatives, pension and post-retirement benefits, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Restaurant Properties – Continuing Operations

As of May 29, 2011, we operated 1,894 restaurants (consisting of 698 Red Lobster, 754 Olive Garden, 354 LongHorn Steakhouse, 44 The Capital Grille, 26 Bahama Breeze, 17 Seasons 52 and one Synergy), in the following locations:

Alabama (40)	Indiana (51)	Nebraska (8)	South Carolina (38)
Arkansas (17)	Iowa (18)	Nevada (14)	South Dakota (4)
Arizona (44)	Kansas (20)	New Hampshire (10)	Tennessee (52)
California (106)	Kentucky (25)	New Jersey (55)	Texas (148)
Colorado (31)	Louisiana (19)	New Mexico (13)	Utah (17)
Connecticut (17)	Maine (9)	New York (59)	Vermont (2)
Delaware (7)	Maryland (40)	North Carolina (56)	Virginia (59)
District of Columbia (1)	Massachusetts (33)	North Dakota (5)	Washington (31)
Florida (207)	Michigan (58)	Ohio (101)	West Virginia (11)
Georgia (115)	Minnesota (25)	Oklahoma (21)	Wisconsin (23)
Hawaii (1)	Mississippi (15)	Oregon (14)	Wyoming (3)
Idaho (8)	Missouri (47)	Pennsylvania (92)	Canada (34)
Illinois (65)	Montana (2)	Rhode Island (3)

Of these 1,894 restaurants open on May 29, 2011, 973 were located on owned sites and 921 were located on leased sites. The 921 leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	726
Ground and Building Leases	73
Space/In-Line/Other Leases	122

Total	921

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

In connection with the sale and lease back of our former Restaurant Support Center buildings, we purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. The Restaurant Support Center campus at this new location offers a more collaborative and unified environment with additional room for future growth.

As part of the acquisition of RARE, we acquired ownership of the former RARE executive offices and central training facility located in six office buildings in Atlanta, Georgia. As of May 29, 2011, we have sold four of those buildings, and the remaining buildings continue to be marketed for sale.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2011 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2011 Annual Report to Shareholders, which is incorporated herein by reference.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2011, there were approximately 40,939 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2011 and 2010 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2011 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 29, 2011. Since commencing our repurchase program in December 1995, we have repurchased a total of 162.7 million shares through May 29, 2011 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 28, 2011 through April 3, 2011	487,150	$48.07	487,150	26,536,361
April 4, 2011 through May 1, 2011	1,817,891	$47.38	1,817,891	24,718,470
May 2, 2011 through May 29, 2011	560	$47.72	560	24,717,910
Total	2,305,601	$47.53	2,305,601	24,717,910

(1)

All of the shares purchased during the quarter ended May 29, 2011 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on December 20, 2010. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)

Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2007 through 2011 contained in the Five-Year Financial Summary in our 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss), Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2011 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 29, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 29, 2011.

During the fiscal quarter ended May 29, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2011 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1 – Election of Twelve Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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

The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009.

Consolidated Balance Sheets at May 29, 2011 and May 30, 2010.

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss) for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009.

Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2011, May 30, 2010 and May 31, 2009.

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

Dated: July 22, 2011	DARDEN RESTAURANTS, INC.

	By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 22, 2011

/s/ C. Bradford Richmond C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 22, 2011

/s/ Leonard L. Berry* Leonard L. Berry	Director

/s/ Odie C. Donald* Odie C. Donald	Director

/s/ Christopher J. (CJ) Fraleigh* Christopher J. (CJ) Fraleigh	Director

/s/ Victoria D. Harker* Victoria D. Harker	Director

/s/ David H. Hughes* David H. Hughes	Director

/s/ Charles A. Ledsinger, Jr.* Charles A. Ledsinger, Jr.	Director

/s/ William M. Lewis, Jr.* William M. Lewis, Jr.	Director

/s/ Andrew H. Madsen* Andrew H. Madsen	Director

/s/ Cornelius McGillicuddy, III* ** Cornelius McGillicuddy, III	Director

/s/ Michael D. Rose* Michael D. Rose	Director

/s/ Maria A. Sastre* Maria A. Sastre	Director

*By:	/s/ Teresa M. Sebastian
Teresa M. Sebastian, Attorney-In-Fact
July 22, 2011

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX

Exhibit Number	Title

2

Agreement and Plan of Merger, dated as of August 16, 2007, among us, Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005, filed July 29, 2005).

3(b)	Bylaws as amended June 14, 2007 (incorporated by reference to Exhibit 3(ii) to our Current Report on Form 8-K filed June 19, 2007).

4(a)

Rights Agreement dated as of May 16, 2005, by and between us and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4(b)

Amendment to Rights Agreement dated as of June 2, 2006, by and between us, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed June 5, 2006).

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

*10(b)	Darden Restaurants, Inc. FlexComp Plan, as amended (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended November 23, 2008).

*10(c)	Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10(d)

Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10(e)

Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(e) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(f)

Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011, between us and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended February 27, 2011, filed April 4, 2011).

*10(g)

Form of Amended and Restated Management Continuity Agreement between us and our executive officers (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(h)

Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the fiscal year ended May 25, 2003, filed August 22, 2003).

*10(i)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed September 17, 2010).

10(j)

Credit Agreement, dated as of September 20, 2007, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2007).

*10(k)

Darden Restaurants, Inc. Director Compensation Program, as amended (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10(l)

Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(o) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(m)

Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(p) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(n)

Form of fiscal 2009 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(q) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(o)

Form of fiscal 2008 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(r) to our Annual Report on Form 10-K for the fiscal year ended May 27, 2007, filed July 19, 2007).

*10(p)

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

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2011 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.