Form 10-Q
period 2011-08-28
DARDEN RESTAURANTS INC
filed 2011-09-30
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
1-13666
Commission File Number
 DARDEN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Darden Center Drive Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
407-245-4000
(Registrant’s telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2011: 131,823,543 (excluding 156,044,680 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 28, 2011	August 29, 2010
Sales	$1,942.0	$1,806.7
Costs and expenses:
Cost of sales:
Food and beverage	593.5	507.5
Restaurant labor	613.1	578.8
Restaurant expenses	299.8	279.1
Total cost of sales, excluding restaurant depreciation and amortization of $78.4 and $71.7, respectively	$1,506.4	$1,365.4
Selling, general and administrative	182.8	180.9
Depreciation and amortization	84.1	76.7
Interest, net	21.7	24.6
Total costs and expenses	$1,795.0	$1,647.6
Earnings before income taxes	147.0	159.1
Income taxes	(40.2)	(45.8)
Earnings from continuing operations	$106.8	$113.3
Losses from discontinued operations, net of tax benefit of $0.1, and $0.1, respectively	(0.2)	(0.2)
Net earnings	$106.6	$113.1
Basic net earnings per share:
Earnings from continuing operations	$0.80	$0.82
Losses from discontinued operations	—	—
Net earnings	$0.80	$0.82
Diluted net earnings per share:
Earnings from continuing operations	$0.78	$0.80
Losses from discontinued operations	—	—
Net earnings	$0.78	$0.80
Average number of common shares outstanding:
Basic	133.8	138.6
Diluted	137.2	141.7
Dividends declared per common share	$0.43	$0.32

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 28, 2011	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74.2	$70.5
Receivables, net	64.4	65.4
Inventories	343.0	300.1
Prepaid income taxes	5.2	5.2
Prepaid expenses and other current assets	81.7	77.0
Deferred income taxes	163.5	145.6
Total current assets	$732.0	$663.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,610.7 and $2,545.4, respectively	3,690.2	3,622.0
Goodwill	516.9	517.1
Trademarks	454.0	454.0
Other assets	201.1	209.7
Total assets	$5,594.2	$5,466.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289.0	$251.3
Short-term debt	330.5	185.5
Accrued payroll	129.7	167.1
Accrued income taxes	22.1	9.3
Other accrued taxes	63.7	64.3
Unearned revenues	177.8	200.0
Other current liabilities	439.4	409.3
Total current liabilities	$1,452.2	$1,286.8
Long-term debt	1,405.9	1,407.3
Deferred income taxes	352.7	345.4
Deferred rent	190.3	186.2
Obligations under capital leases, net of current installments	55.6	56.0
Other liabilities	234.2	248.7
Total liabilities	$3,690.9	$3,530.4
Stockholders’ equity:
Common stock and surplus	$2,444.4	$2,408.8
Retained earnings	2,970.7	2,921.9
Treasury stock	(3,415.1)	(3,325.3)
Accumulated other comprehensive income (loss)	(88.1)	(59.8)
Unearned compensation	(8.6)	(9.4)
Total stockholders’ equity	$1,903.3	$1,936.2
Total liabilities and stockholders’ equity	$5,594.2	$5,466.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the three months ended August 28, 2011 and August 29, 2010
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Comprehensive income:
Net earnings	—	106.6	—	—	—	106.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(0.3)	—	(0.3)
Change in fair value of derivatives, net of tax of $16.3	—	—	—	(29.8)	—	(29.8)
Amortization of unrecognized net actuarial loss, net of tax of $1.1	—	—	—	1.8	—	1.8
Total comprehensive income						78.3
Dividends declared	—	(57.8)	—	—	—	(57.8)
Stock option exercises (0.8 shares)	19.9	—	1.3	—	—	21.2
Stock-based compensation	6.7	—	—	—	—	6.7
ESOP note receivable repayments	—	—	—	—	0.8	0.8
Income tax benefits credited to equity	7.4	—	—	—	—	7.4
Purchases of common stock for treasury (1.9 shares)	—	—	(91.3)	—	—	(91.3)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.6	—	0.2	—	—	1.8
Balance at August 28, 2011	$2,444.4	$2,970.7	$(3,415.1)	$(88.1)	$(8.6)	$1,903.3

Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$1,894.0
Comprehensive income:
Net earnings	—	113.1	—	—	—	113.1
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(0.2)	—	(0.2)
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	0.2
Change in fair value of derivatives, net of tax of $7.7	—	—	—	(12.7)	—	(12.7)
Amortization of unrecognized net actuarial loss, net of tax of $1.0	—	—	—	1.5	—	1.5
Total comprehensive income						101.9
Dividends declared	—	(44.4)	—	—	—	(44.4)
Stock option exercises (0.2 shares)	3.7	—	0.3	—	—	4.0
Stock-based compensation	7.7	—	—	—	—	7.7
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	0.8	—	—	—	—	0.8
Purchases of common stock for treasury (2.4 shares)	—	—	(95.6)	—	—	(95.6)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.4	—	0.3	—	—	1.7
Balance at August 29, 2010	$2,311.5	$2,690.6	$(3,038.5)	$(82.3)	$(10.9)	$1,870.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2011	August 29, 2010
Cash flows—operating activities
Net earnings	$106.6	$113.1
Losses from discontinued operations, net of tax benefit	0.2	0.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	84.1	76.7
Asset impairment charges	—	2.8
Amortization of loan costs	0.6	0.8
Stock-based compensation expense	11.5	13.2
Change in current assets and liabilities	(82.0)	24.4
Contributions to pension and postretirement plans	(11.5)	(0.2)
Change in cash surrender value of trust-owned life insurance	9.1	0.9
Deferred income taxes	0.5	(13.5)
Change in deferred rent	4.4	4.3
Change in other liabilities	(4.9)	(8.2)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.3	—
Other, net	(0.6)	0.4
Net cash provided by operating activities of continuing operations	$118.3	$214.9
Cash flows—investing activities
Purchases of land, buildings and equipment	(138.2)	(113.2)
Proceeds from disposal of land, buildings and equipment	1.6	4.3
Purchases of marketable securities	(5.5)	(2.3)
Proceeds from sale of marketable securities	2.4	4.4
Increase in other assets	(0.4)	(2.9)
Net cash used in investing activities of continuing operations	$(140.1)	$(109.7)
Cash flows—financing activities
Proceeds from issuance of common stock	22.7	5.7
Income tax benefits credited to equity	7.4	0.8
Dividends paid	(57.7)	(44.4)
Purchases of treasury stock	(91.3)	(95.6)
ESOP note receivable repayment	0.8	0.3
Proceeds from issuance of short-term debt, net	145.0	6.0
Repayment of long-term debt	(0.8)	(150.3)
Principal payments on capital leases	(0.4)	(0.4)
Net cash provided by (used in) financing activities of continuing operations	$25.7	$(277.9)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.2)	(0.1)
Net cash provided by investing activities of discontinued operations	—	1.5
Net cash (used in) provided by discontinued operations	$(0.2)	$1.4

Increase (decrease) in cash and cash equivalents	3.7	(171.3)
Cash and cash equivalents - beginning of period	70.5	248.8
Cash and cash equivalents - end of period	$74.2	$77.5
Cash flows from changes in current assets and liabilities
Receivables, net	1.0	5.0
Inventories	(42.9)	10.8
Prepaid expenses and other current assets	(2.6)	(2.6)
Accounts payable	23.9	4.2
Accrued payroll	(37.4)	(33.5)
Prepaid/accrued income taxes	12.8	42.8
Other accrued taxes	(0.7)	(0.4)
Unearned revenues	(22.2)	(20.6)
Other current liabilities	(13.9)	18.7
Change in current assets and liabilities	$(82.0)	$24.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, and Seasons 52®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain amounts in the prior-period consolidated statement of cash flows to conform to the current period’s presentation.
Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.

Unearned Revenues
Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed.  We recognize sales from our gift cards when the gift card is redeemed by the customer.  Although there are no expiration dates or dormancy fees for our gift cards, based on our analysis of our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage”.  We recognize breakage within sales for unused gift card amounts in proportion to actual gift card redemptions, which is also referred to as the “redemption recognition” method.  The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 10 years.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.  We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions.
Note 2.Supplemental Cash Flow Information

	Three Months Ended
(in millions)	August 28, 2011	August 29, 2010
Interest paid, net of amounts capitalized	$8.5	$10.9
Income taxes paid, net of refunds	19.1	15.1

Note 3.Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units and cash settled performance stock units, which are classified as liabilities and are marked to market as of the end of each period.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted During the Three Months Ended
	August 28, 2011	August 29, 2010
Weighted-average fair value	$14.37	$12.81
Dividend yield	3.53%	3.01%
Expected volatility of stock	39.4%	39.1%
Risk-free interest rate	2.10%	2.21%
Expected option life (in years)	6.5	6.7

The following table presents a summary of our stock-based compensation activity for the three months ended August 28, 2011:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.0	0.6	1.9	1.0
Awards granted	1.5	—	0.6	0.3
Awards exercised	(0.8)	(0.1)	(0.3)	(0.2)
Awards forfeited	—	—	—	—
Outstanding end of period	13.7	0.5	2.2	1.1
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 28, 2011	August 29, 2010
Stock options	$5.0	$4.9
Restricted stock/restricted stock units	1.3	2.1
Darden stock units	2.1	2.4
Performance stock units	2.6	3.1
Employee stock purchase plan	0.4	0.4
Director compensation program/other	0.1	0.3
Total stock-based compensation expense	$11.5	$13.2

Note 4.Income Taxes
The effective income tax rate for the quarter ended August 28, 2011 was 27.3 percent compared to an effective income tax rate of 28.8 percent for the quarter ended August 29, 2010. The decrease in the effective income tax rate during the first quarter of fiscal 2012 is primarily attributable to an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes, partially offset by the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.
Included in our remaining balance of unrecognized tax benefits is $1.2 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
Note 5.Long-Term Debt
We maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 28, 2011, we were in compliance with the covenants under the Revolving Credit Agreement.
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
Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid, or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent). Assuming a “BBB” equivalent credit rating level, the applicable margin under the Revolving Credit Agreement will be 0.350 percent. We may also request that loans under the Revolving Credit Agreement be made at interest rates offered by one or more of the Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $100.0 million of borrowings. The Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.070 percent to 0.175 percent, based on our credit ratings) and, in the event that the outstanding amounts under the Revolving Credit Agreement exceeds 50 percent of the aggregate commitments under such Revolving Credit Agreement, a utilization fee on the total amount outstanding under such facility (ranging from 0.050 percent to 0.150 percent, based on our credit ratings). As of August 28, 2011, we had no outstanding balances under the Revolving Credit Agreement. As of August 28, 2011, $330.5 million of commercial paper and $70.9 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 28, 2011, we had $348.6 million of credit available under the Revolving Credit Agreement.
The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 (collectively, the New Senior Notes) are subject to adjustment from time to time if the debt rating assigned to such series of the New Senior Notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 28, 2011, no adjustments to these interest rates had been made.
Note 6.Net Earnings per Share
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

	Three Months Ended
(in millions)	August 28, 2011	August 29, 2010
Anti-dilutive restricted stock and options	2.3	2.2

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.Stockholders’ Equity
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 164.6 million shares of our common stock through August 28, 2011. Fiscal 2012 common stock repurchases are as follows:

	Three Months Ended
	August 28, 2011
(in millions)	Shares	Total Cost
Common stock repurchased	1.9	$91.3
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 28, 2011	August 29, 2010
Service cost	$1.4	$1.5
Interest cost	2.2	2.4
Expected return on plan assets	(4.5)	(4.0)
Recognized net actuarial loss	1.6	1.1
Net periodic benefit cost	$0.7	$1.0

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 28, 2011	August 29, 2010
Service cost	$0.2	$0.2
Interest cost	0.3	0.6
Recognized net actuarial loss	—	0.3
Net periodic benefit cost	$0.5	$1.1

Note 9.Derivative Instruments and Hedging Activities
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 28, 2011, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Notional Values
(in millions)	August 28, 2011	May 29, 2011
Derivative contracts designated as hedging instruments
Natural gas	$1.0	$3.8
Other commodities	12.5	—
Foreign currency	15.6	20.7
Interest rate locks	300.0	150.0
Interest rate swaps	450.0	350.0
Equity forwards	16.3	18.0
Derivative contracts not designated as hedging instruments
Natural gas	$7.7	$7.7
Other commodities	14.3	12.7
Equity forwards	21.4	24.0
We periodically enter into natural gas futures, swaps and option contracts (collectively, natural gas contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas contracts as cash flow hedging instruments. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas contracts as economic hedges. Our natural gas contracts currently extend through September 2012.
We periodically enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (i.e., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). Our other commodity futures and swap contracts currently extend through October 2012.
We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. Our foreign currency forward contracts currently extend through June 2012.
We entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt in the second quarter of fiscal 2012, as changes in the benchmark interest rate will cause variability in our forecasted interest payments. These derivative instruments are designated as cash flow hedges.
We entered into forward-starting interest rate swap agreements with $300.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the expected issuance of long-term debt to refinance our $350.0 million 5.625 percent senior notes due October 2012, as changes in the benchmark interest rate will cause variability in

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our forecasted interest payments. These derivative instruments are designated as cash flow hedges.
We entered into interest rate swap agreements with $150.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended August 28, 2011 and August 29, 2010, $0.7 million and $1.0 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of August 28, 2011, we were party to equity forward contracts that were indexed to 0.8 million shares of our common stock, at varying forward rates between $27.57 per share and $42.08 per share, extending through August 2015. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.2 million shares of our common stock at forward rates between $23.41 and $50.19 per share, can only be net settled in cash and expire between fiscal 2012 and 2016. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.
The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		August 28, 2011	May 29, 2011	August 28, 2011	May 29, 2011
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$—	$0.1	$(0.4)	$—
Equity forwards	(1)	—	0.4	(1.6)	—
Interest rate related	(1)	2.9	3.6	(65.1)	(23.2)
Foreign currency forwards	(1)	0.2	0.6	—	—
		$3.1	$4.7	$(67.1)	$(23.2)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$0.1	$0.6	$(1.4)	$—
Equity forwards	(1)	—	0.5	(1.8)	—
		$0.1	$1.1	$(3.2)	$—
Total derivative contracts		$3.2	$5.8	$(70.3)	$(23.2)

(1)
Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets, other current liabilities, and other liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	August 28, 2011	August 29, 2010		August 28, 2011	August 29, 2010		August 28, 2011	August 29, 2010
Commodity	$(0.4)	$(0.2)	(2)	$—	$(0.4)	(2)	$—	$—
Equity	(3.5)	(0.4)	(3)	—	—	(3)	0.1	0.1
Interest rate	(41.8)	(20.2)	Interest, net	0.2	0.1	Interest, net	(0.2)	—
Foreign currency	—	0.1	(4)	0.3	0.1	(4)	—	—
	$(45.7)	$(20.7)		$0.5	$(0.2)		$(0.1)	$0.1

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

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	August 28, 2011	August 29, 2010			August 28, 2011	August 29, 2010
Interest rate	$(0.7)	$1.5	Interest, net	Fixed-rate debt	$0.7	$(1.5)	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended
		August 28, 2011	August 29, 2010
(in millions)
Commodity contracts	(1)	$(1.9)	$(0.1)
Equity forwards	(2)	(0.8)	(0.1)
Equity forwards	Selling, General and Administrative	(1.3)	—
		$(4.0)	$(0.2)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 28, 2011, we expect to reclassify $2.5 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of August 28, 2011 and May 29, 2011:

Items Measured at Fair Value at August 28, 2011
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$16.4	$—	$16.4	$—
U.S. Treasury securities	(2)	8.4	8.4	—	—
Mortgage-backed securities	(1)	4.9	—	4.9	—
Derivatives:
Commodities futures, swaps & options	(3)	(1.7)	—	(0.3)	(1.4)
Equity forwards	(4)	(3.4)	—	(3.4)	—
Interest rate locks & swaps	(5)	(62.2)	—	(62.2)	—
Foreign currency forwards	(6)	0.2	—	0.2	—
Total		$(37.4)	$8.4	$(44.4)	$(1.4)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items Measured at Fair Value at May 29, 2011
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$16.6	$—	$16.6	$—
U.S. Treasury securities	(2)	10.6	10.6	—	—
Mortgage-backed securities	(1)	4.9	—	4.9	—
Derivatives:
Commodities futures, swaps & options	(3)	0.7	—	0.7	—
Equity forwards	(4)	0.9	—	0.9	—
Interest rate locks & swaps	(5)	(19.6)	—	(19.6)	—
Foreign currency forwards	(6)	0.6	—	0.6	—
Total		$14.7	$10.6	$4.1	$—

(1)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(2)	The fair value of our U.S. Treasury securities is based on closing market prices.

(3)
The fair value of our commodities futures, swaps and options classified as Level 2 is based on closing market prices of the contracts, inclusive of the risk of nonperformance. The fair value of our commodities futures, swaps and options classified as Level 3 is based on internal models that consider the various contract provisions, in addition to the closing market prices of the related commodities.

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
The carrying value and fair value of long-term debt as of August 28, 2011, was $1.41 billion and $1.62 billion, respectively. The carrying value and fair value of long-term debt as of May 29, 2011, was $1.41 billion and $1.56 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
During the quarter ended August 28, 2011, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of May 29, 2011:

Items Measured at Fair Value
(in millions)		Fair value of assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$4.4	$—	$—	$4.4
Long-lived assets held and used	(2)	0.7	—	—	0.7
Total		$5.1	$—	$—	$5.1

(1)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2011, long-lived assets held for disposal with a carrying amount of $7.0 million were written down to their fair value of $4.4 million, based on a review of comparable assets, resulting in an impairment charge of $2.6 million, of which $1.9 million was included in earnings from continuing operations and $0.7 million was included in losses from discontinued operations.

(2)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2011, long-lived assets held and used with a carrying amount of $2.8 million were written down to their fair value of $0.7 million, based on a review of comparable assets, resulting in an impairment charge of $2.1 million, which was included in earnings from continuing operations.

Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 28, 2011 and May 29, 2011, we had $99.2 million and $96.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 28, 2011 and May 29, 2011, we had $17.9 million and $16.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 28, 2011 and May 29, 2011, we had $6.4 million and $7.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of August 28, 2011 and May 29, 2011, amounted to $4.7 million and $5.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2012 through fiscal 2021.
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
Note 12. Application of New Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, which required additional disclosure of significant transfers in and out of instruments categorized as Level 1 and 2 in the Fair Value hierarchy. This update also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value. Additionally, for instruments categorized as Level 3 in the Fair Value hierarchy, the guidance required a roll forward of activities on purchases, sales,

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance, and settlements of the assets and liabilities. This update became effective for us in the fourth quarter of fiscal 2010 except for the disclosure on the roll forward of activities for Level 3 fair value measurements, which became effective for us in the first quarter of fiscal 2012. Other than requiring additional disclosures, adoption of this new guidance did not have an impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB's intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This update is effective for us in our first quarter of fiscal 2013 and should be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2013, however, early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.
Note 13. Subsequent Event
On September 22, 2011, the Board of Directors declared a cash dividend of $0.43 per share to be paid November 1, 2011 to all shareholders of record as of the close of business on October 11, 2011.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company should be read in conjunction with the unaudited financial statements and the notes to such financial statements included elsewhere in this Form 10-Q. The discussion below contains forward looking statements which should be read in conjunction with “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters ended August 28, 2011 and August 29, 2010.

	Three Months Ended
	August 28, 2011	August 29, 2010
Sales	100%	100%
Costs and expenses:
Cost of sales:
Food and beverage	30.6	28.1
Restaurant labor	31.6	32.0
Restaurant expenses	15.4	15.5
Total cost of sales, excluding restaurant depreciation and amortization of 4.0% and 4.0%, respectively	77.6%	75.6%
Selling, general and administrative	9.4	10.0
Depreciation and amortization	4.3	4.2
Interest, net	1.1	1.4
Total costs and expenses	92.4%	91.2%
Earnings before income taxes	7.6	8.8
Income taxes	(2.1)	(2.5)
Earnings from continuing operations	5.5	6.3
Losses from discontinued operations	—	—
Net earnings	5.5%	6.3%

OVERVIEW OF OPERATIONS
Our sales from continuing operations were $1.94 billion for the first quarter of fiscal 2012, compared to $1.81 billion for the first quarter of fiscal 2011. The increase of 7.5 percent in sales for the first quarter of fiscal 2012, was driven primarily by the addition of 71 net new restaurants since the first quarter of fiscal 2011 and blended U.S. same-restaurant sales increases for Olive Garden, Red Lobster and LongHorn Steakhouse of 2.8 percent for the first quarter of fiscal 2012. For the first quarter of fiscal 2012, the increase in blended same-restaurant sales compares to an estimated increase of 1.0 percent for the Knapp-Track™ benchmark of U.S. same-restaurant sales excluding Darden. For the first quarter of fiscal 2012, our net earnings from continuing operations were $106.8 million compared to $113.3 million for the first quarter of fiscal 2011, a 5.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.78 for the first quarter of fiscal 2012 compared to $0.80 for the first quarter of fiscal 2011, a 2.5 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 were primarily due to higher food and beverage costs and depreciation and amortization expenses as a percent of sales, which were partially offset by increased sales and lower restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and interest expense as a percent of sales, and a lower effective income tax rate. Additionally, the impact of Hurricane Irene adversely affected diluted net earnings per share from continuing operations for the first quarter of fiscal 2012 by approximately $0.02.
On August 11, 2011 we announced we had entered into a formal area development agreement with an unaffiliated operator to develop and operate Red Lobster, Olive Garden and The Capital Grille brands in Mexico.  The agreement calls for the operator to develop a minimum of 37 restaurants in Mexico over the next five years.  We do not have an ownership interest in these franchises, but would receive royalty income under the franchise agreement.

SALES
Sales from continuing operations were $1.94 billion and $1.81 billion for the quarters ended August 28, 2011 and August 29, 2010, respectively. The 7.5 percent increase in sales for the first quarter of fiscal 2012 was driven by the addition of 71 net new restaurants since the first quarter of fiscal 2011 and a 2.8 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $883.9 million for the first quarter of fiscal 2012 were 0.8 percent above last year’s first fiscal quarter, driven by revenue from 30 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.9 percent. The decrease in U.S. same-restaurant sales resulted from a 2.2 percent decrease in same-restaurant guest counts combined with a 0.7 percent decrease in average check. Red Lobster’s sales of $674.1 million for the first quarter of fiscal 2012 were 12.3 percent above last fiscal year’s first quarter, driven by a 10.7 percent increase in U.S. same-restaurant sales and revenue from five net new restaurants. The increase in U.S. same-restaurant sales resulted from a 13.3 percent increase in same-restaurant guest counts, partially offset by a 2.6 percent decrease in average check. LongHorn Steakhouse’s sales of $253.0 million for the first quarter of fiscal 2012 were 12.1 percent above last fiscal year’s first quarter, driven by revenue from 23 net new restaurants and a 4.8 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 3.7 percent increase in same-restaurant guest counts combined with a 1.1 percent increase in average check. In total, The Capital Grille, Bahama Breeze and Seasons 52 generated sales of $128.9 million for the first quarter of fiscal 2012, which were 20.7 percent above last fiscal year’s first quarter, primarily driven by four new restaurants at The Capital Grille, one new restaurant at Bahama Breeze and seven new restaurants at Seasons 52. Additionally, sales growth reflected same-restaurant sales increases of 7.0 percent at The Capital Grille, 2.9 percent at Bahama Breeze and 2.5 percent at Seasons 52.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.
COSTS AND EXPENSES
Total costs and expenses were $1.80 billion and $1.65 billion for the quarters ended August 28, 2011 and August 29, 2010, respectively. As a percent of sales, total costs and expenses increased from 91.2 percent in the first quarter of fiscal 2011 to 92.4 percent in the first quarter of fiscal 2012.
Food and beverage costs were $593.5 million in the first quarter of fiscal 2012, an increase of $86.0 million, or 16.9 percent, from food and beverage costs of $507.5 million in the first quarter of fiscal 2011. As a percent of sales, food and beverage costs increased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily as a result of higher seafood and other commodity costs and unfavorable menu-mix. Restaurant labor costs were $613.1 million in the first quarter of fiscal 2012, an increase of $34.3 million, or 5.9 percent, from restaurant labor costs of $578.8 million in the first quarter of fiscal 2011. Restaurant labor costs as a percent of sales decreased primarily as a result of improved wage-rate management, partially offset by an increase in FICA taxes on higher reported tips, decreased labor efficiencies and higher unemployment taxes. The increase in FICA tax expense on higher reported tips is fully offset in our consolidated earnings from continuing operations by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $299.8 million in the first quarter of fiscal 2012, an increase of $20.7 million, or 7.4 percent, from restaurant expenses of $279.1 million in the first quarter of fiscal 2011. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2012 primarily due to sales leverage, partially offset by higher repair and maintenance expenses.
Selling, general and administrative expenses were $182.8 million in the first quarter of fiscal 2012, an increase of $1.9 million, or 1.1 percent, from selling, general and administrative expenses of $180.9 million in the first quarter of fiscal 2011. As a percent of sales, selling, general and administrative expenses decreased for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to sales leveraging and favorable market-driven changes in fair value related to our non-qualified deferred compensation plans, partially offset by higher media costs.
Depreciation and amortization expense was $84.1 million in the first quarter of fiscal 2012, an increase of $7.4 million, or 9.6 percent, from depreciation and amortization expense of $76.7 million in the first quarter of fiscal 2011. As a percent of sales, depreciation and amortization expense increased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to an increase in depreciable assets related to new restaurants and remodel activities, partially offset by sales leveraging.
Net interest expense was $21.7 million in the first quarter of fiscal 2012, a decrease of $2.9 million, or 11.8 percent, from net interest expense of $24.6 million in the first quarter of fiscal 2011. As a percent of sales, net interest expense decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to lower average debt balances associated with the repayment of a portion of our long-term debt and lower interest rates associated with our short-term debt.

INCOME TAXES
The effective income tax rate for the quarter ended August 28, 2011 was 27.3 percent compared to an effective income tax rate of 28.8 percent for the quarter ended August 29, 2010. The decrease in the effective income tax rate during the first quarter of fiscal 2012 is primarily attributable to an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes, partially offset by the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the first quarter of fiscal 2012, our net earnings from continuing operations were $106.8 million compared to $113.3 million in the first quarter of fiscal 2011, a 5.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.78 compared to $0.80 in the first quarter of fiscal 2011, a 2.5 percent decrease. At Olive Garden, higher food and beverage costs, restaurant labor, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in lower operating profit, as a percent of sales, in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. At Red Lobster, higher food and beverage costs as a percent of sales were partially offset by lower restaurant labor and restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for Red Lobster in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. At LongHorn Steakhouse, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit, as a percent of sales, decreased for LongHorn Steakhouse in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.
SEASONALITY
Our sales volumes fluctuate seasonally. During fiscal 2011 and 2010, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
NUMBER OF RESTAURANTS
The following table details the number of restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2012, compared with the number open at the end of fiscal 2011 and the end of the first quarter of fiscal 2011.

	August 28, 2011	May 29, 2011	August 29, 2010
Red Lobster – USA	671	670	666
Red Lobster – Canada	28	28	28
Total	699	698	694
Olive Garden – USA	751	748	721
Olive Garden – Canada	6	6	6
Total	757	754	727
LongHorn Steakhouse	357	354	334
The Capital Grille	45	44	41
Bahama Breeze	26	26	25
Seasons 52	18	17	11
Other	1	1	—
Total	1,903	1,894	1,832
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities provide us with a significant source of liquidity, which we use to finance the purchases of land, buildings and equipment for new restaurants and to remodel existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally due in 5 to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
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
Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Accordingly, we maintain a $750.0 million revolving credit facility under a Credit Agreement (Revolving Credit Agreement) dated September 20, 2007 with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt, and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 28, 2011, we were in compliance with all covenants under the Revolving Credit Agreement. Additional information regarding terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of August 28, 2011, we had no outstanding balances under the Revolving Credit Agreement. As of August 28, 2011, $330.5 million of commercial paper and $70.9 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 28, 2011, we had $348.6 million of credit available under the Revolving Credit Agreement. During the second quarter of fiscal 2012, we expect to terminate our current revolving credit facility and enter into a new revolving credit facility with substantially similar capacity and terms, except that the new facility will extend through October 2016.
As of August 28, 2011, our long-term debt consisted principally of:

•	$350.0 million of unsecured 5.625 percent senior notes due in October 2012;

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•
An unsecured, variable rate $7.3 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

During the second quarter of fiscal 2012, we expect to issue unsecured debt securities that will effectively refinance the $225.0 million of long-term notes that we repaid at maturity during fiscal 2011 and a portion of our short-term debt currently outstanding.
The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 28, 2011, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of August 28, 2011 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$330.5	$330.5	$—	$—	$—
Long-term debt (1)	2,427.1	88.6	498.8	233.6	1,606.1
Operating leases	825.8	139.8	243.5	185.5	257.0
Purchase obligations (2)	792.7	752.5	23.8	16.4	—
Capital lease obligations (3)	98.5	5.1	10.7	11.2	71.5
Benefit obligations (4)	403.1	37.3	67.2	74.2	224.4
Unrecognized income tax benefits(5)	18.4	1.6	11.7	5.1	—
Total contractual obligations	$4,896.1	$1,355.4	$855.7	$526.0	$2,159.0
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$117.1	$117.1	$—	$—	$—
Guarantees (7)	6.4	1.3	2.3	1.7	1.1
Total commercial commitments	$123.5	$118.4	$2.3	$1.7	$1.1

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 1.6 percent. Excludes issuance discount of $4.3 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $41.5 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2021.

(5)	Includes interest on unrecognized income tax benefits of $2.0 million, $0.4 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $99.2 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $70.9 million of which are backed by our Revolving Credit Agreement, letters of credit for $0.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $17.0 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarters ended August 28, 2011 and August 29, 2010, we repurchased 1.9 million and 2.4 million shares of our common stock, respectively. As of August 28, 2011, we have repurchased a total of 164.6 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations decreased to $118.3 million for the first quarter of fiscal 2012, from $214.9 million for the first quarter of fiscal 2011. The decrease was primarily due to the timing of inventory purchases and overall product demand during the first quarter of 2012.
Net cash flows used in investing activities of continuing operations increased to $140.1 million for the first quarter of fiscal 2012, from $109.7 million for the first quarter of fiscal 2011, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $138.2 million for the first quarter of fiscal 2012, compared to $113.2 million for the first quarter of fiscal 2011. The increased expenditures for the first quarter of fiscal 2012 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2012.
Net cash flows provided by financing activities of continuing operations were $25.7 million for the first quarter of fiscal

2012, compared to net cash flows used in financing activities of $277.9 million for the first quarter of fiscal 2011. Purchases of treasury stock were $91.3 million during the first quarter of fiscal 2012, a decrease from purchases of $95.6 million during the first quarter of fiscal 2011. Net cash flows from financing activities for the first quarter of fiscal 2012 included the repayment of $0.8 million of long-term debt as compared to $150.3 million in the first quarter of fiscal 2011, and proceeds from the issuance of short-term debt of $145.0 million in the first quarter of fiscal 2012, as compared to $6.0 million in the first quarter of fiscal 2011. Net cash flows from financing activities also included $57.7 million in dividends paid for the first quarter of fiscal 2012, compared to $44.4 million in dividends paid for the first quarter of fiscal 2011. In June 2011, our Board of Directors approved an increase in the quarterly dividend to $0.43 per share, which indicates an annual dividend of $1.72 per share in fiscal 2012. In fiscal 2011, we paid quarterly dividends of $0.32 per share.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2012.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2011 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 28, 2011, a write down of our entire goodwill and trademarks balances would not have caused our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $732.0 million as of August 28, 2011, compared to $663.8 million as of May 29, 2011. The increase was primarily due to higher inventory levels related to the timing of inventory purchases.
Our current liabilities totaled $1.45 billion as of August 28, 2011, compared to $1.29 billion as of May 29, 2011. The increase was primarily due to an increase in short-term debt related to our use of short-term financing to repurchase shares of our common stock and capital expenditures.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 29, 2011.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2012, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2011, which are summarized as follows:

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

•
Federal, state and local regulation of our business, including laws and regulations relating to food safety, minimum wage and other labor issues including unionization, health care reform, data privacy, immigration, taxes, menu labeling, building and zoning requirements, land use and environmental laws including climate change regulations, and liquor laws;

•
Labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	A material information technology failure, inadequacy, interruption or breach of security;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	The health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	The intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;

•
Factors impacting our ability to drive sufficient profitable sales growth through brand relevance, operating excellence, opening new restaurants and developing or acquiring new dining brands, including lower-than-expected sales of newly-opened restaurants and acquisition risks;

•	The impact of the substantial indebtedness we incurred in connection with the acquisition of RARE;

•
Our plans to expand smaller brands like Bahama Breeze and Seasons 52 that have not yet proven their long-term viability may not be successful and could require us to make substantial further investments in these brands and result in losses and impairments;

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

•	The impact of disruptions in the financial markets, including the availability and cost of credit and an increase in pension plan expenses;

•	Risks associated with doing business with franchisees, business partners and vendors in foreign markets;

•	Failure to protect our service marks or other intellectual property;

•	The negative effect of a possible impairment in the carrying value of our goodwill or other intangible assets; and

•	A failure of our internal control over financial reporting and future changes in accounting standards.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 28, 2011, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $53.8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $110.4 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first quarter of fiscal 2012 averaged $1.58 billion, with a high of $1.65 billion and a low of $1.55 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 28, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 28, 2011.
During the fiscal quarter ended August 28, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2011.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 28, 2011. Since commencing repurchases in December 1995, we have repurchased a total of 164.6 million shares through August 28, 2011 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 30, 2011 through July 3, 2011	614,620	$47.51	614,620	24,103,290
July 4, 2011 through July 31, 2011	284,320	$52.82	284,320	23,818,970
August 1, 2011 through August 28, 2011	994,504	$47.31	994,504	22,824,466
Total	1,893,444	$48.20	1,893,444	22,824,466

(1)
All of the shares purchased during the quarter ended August 28, 2011 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.Exhibits

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

DARDEN RESTAURANTS, INC.

Dated:	September 30, 2011	By:	/s/ C. Bradford Richmond
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