Form 10-Q
period 2011-11-27
DARDEN RESTAURANTS INC
filed 2012-01-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2011: 128,443,956 (excluding 159,562,757 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Sales	$1,831.5	$1,726.2	$3,773.4	$3,532.9
Costs and expenses:
Cost of sales:
Food and beverage	573.3	494.7	1,166.7	1,002.2
Restaurant labor	594.2	571.9	1,207.3	1,150.7
Restaurant expenses	293.1	274.9	593.0	554.0
Total cost of sales, excluding restaurant depreciation and amortization of $80.6, $72.8, $159.0 and $144.5, respectively	$1,460.6	$1,341.5	$2,967.0	$2,706.9
Selling, general and administrative	187.4	180.0	370.2	360.9
Depreciation and amortization	85.8	78.0	169.8	154.7
Interest, net	25.2	23.5	46.9	48.1
Total costs and expenses	$1,759.0	$1,623.0	$3,553.9	$3,270.6
Earnings before income taxes	72.5	103.2	219.5	262.3
Income taxes	(18.4)	(27.4)	(58.7)	(73.3)
Earnings from continuing operations	$54.1	$75.8	$160.8	$189.0
Losses from discontinued operations, net of tax benefit of $0.2, $0.8, $0.4 and $0.9, respectively	(0.4)	(1.3)	(0.5)	(1.4)
Net earnings	$53.7	$74.5	$160.3	$187.6
Basic net earnings per share:
Earnings from continuing operations	$0.42	$0.55	$1.22	$1.37
Losses from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net earnings	$0.41	$0.54	$1.21	$1.36
Diluted net earnings per share:
Earnings from continuing operations	$0.41	$0.54	$1.19	$1.34
Losses from discontinued operations	(0.01)	(0.01)	—	(0.01)
Net earnings	$0.40	$0.53	$1.19	$1.33
Average number of common shares outstanding:
Basic	130.3	137.6	132.0	138.1
Diluted	133.2	141.2	135.2	141.5
Dividends declared per common share	$0.43	$0.32	$0.86	$0.64

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 27, 2011	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.2	$70.5
Receivables, net	75.8	65.4
Inventories	396.6	300.1
Prepaid income taxes	36.7	5.2
Prepaid expenses and other current assets	69.0	77.0
Deferred income taxes	169.7	145.6
Total current assets	$798.0	$663.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,652.6 and $2,545.4, respectively	3,838.5	3,622.0
Goodwill	533.6	517.1
Trademarks	471.0	454.0
Other assets	223.5	209.7
Total assets	$5,864.6	$5,466.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271.6	$251.3
Short-term debt	455.0	185.5
Accrued payroll	127.5	167.1
Accrued income taxes	—	9.3
Other accrued taxes	57.1	64.3
Unearned revenues	190.5	200.0
Current portion of long-term debt	349.9	—
Other current liabilities	413.2	409.3
Total current liabilities	$1,864.8	$1,286.8
Long-term debt, less current portion	1,453.3	1,407.3
Deferred income taxes	363.9	345.4
Deferred rent	194.9	186.2
Obligations under capital leases, net of current installments	55.2	56.0
Other liabilities	218.6	248.7
Total liabilities	$4,150.7	$3,530.4
Stockholders’ equity:
Common stock and surplus	$2,457.9	$2,408.8
Retained earnings	2,968.5	2,921.9
Treasury stock	(3,602.4)	(3,325.3)
Accumulated other comprehensive income (loss)	(101.9)	(59.8)
Unearned compensation	(8.2)	(9.4)
Total stockholders’ equity	$1,713.9	$1,936.2
Total liabilities and stockholders’ equity	$5,864.6	$5,466.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the six months ended November 27, 2011 and November 28, 2010
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Comprehensive income:
Net earnings	—	160.3	—	—	—	160.3
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(1.4)	—	(1.4)
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	(0.1)	—	(0.1)
Change in fair value of derivatives, net of tax of $24.7	—	—	—	(44.2)	—	(44.2)
Amortization of unrecognized net actuarial loss, net of tax of $2.2	—	—	—	3.6	—	3.6
Total comprehensive income						118.2
Dividends declared	—	(113.7)	—	—	—	(113.7)
Stock option exercises (0.9 shares)	23.4	—	1.5	—	—	24.9
Stock-based compensation	14.3	—	—	—	—	14.3
ESOP note receivable repayments	—	—	—	—	1.2	1.2
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Purchases of common stock for treasury (6.1 shares)	—	—	(279.1)	—	—	(279.1)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.1	—	0.5	—	—	3.6
Balance at November 27, 2011	$2,457.9	$2,968.5	$(3,602.4)	$(101.9)	$(8.2)	$1,713.9

Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$1,894.0
Comprehensive income:
Net earnings	—	187.6	—	—	—	187.6
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	0.6	—	0.6
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	0.2	—	0.2
Change in fair value of derivatives, net of tax of $4.1	—	—	—	(3.2)	—	(3.2)
Amortization of unrecognized net actuarial loss, net of tax of $1.9	—	—	—	3.1	—	3.1
Total comprehensive income						188.3
Dividends declared	—	(88.5)	—	—	—	(88.5)
Stock option exercises (1.1 shares)	26.1	—	1.0	—	—	27.1
Stock-based compensation	16.5	—	—	—	—	16.5
ESOP note receivable repayments	—	—	—	—	0.8	0.8
Income tax benefits credited to equity	7.4	—	—	—	—	7.4
Purchases of common stock for treasury (4.0 shares)	—	—	(170.7)	—	—	(170.7)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.0	—	0.7	—	—	3.7
Balance at November 28, 2010	$2,350.9	$2,721.0	$(3,112.5)	$(70.4)	$(10.4)	$1,878.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 27, 2011	November 28, 2010
Cash flows—operating activities
Net earnings	$160.3	$187.6
Losses from discontinued operations, net of tax benefit	0.5	1.4
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	169.8	154.7
Asset impairment charges	0.3	2.9
Amortization of loan costs	2.1	1.5
Stock-based compensation expense	24.7	31.1
Change in current assets and liabilities	(299.5)	(84.7)
Contributions to pension and postretirement plans	(11.8)	(6.0)
Loss on disposal of land, buildings and equipment	3.1	2.4
Change in cash surrender value of trust-owned life insurance	11.0	(6.0)
Deferred income taxes	14.0	(6.8)
Change in deferred rent	9.1	8.7
Change in other liabilities	(3.8)	(6.2)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.3	0.1
Other, net	0.2	1.4
Net cash provided by operating activities of continuing operations	$80.3	$282.1
Cash flows—investing activities
Purchases of land, buildings and equipment	(338.4)	(276.2)
Proceeds from disposal of land, buildings and equipment	2.1	4.3
Purchases of marketable securities	(26.7)	(2.3)
Proceeds from sale of marketable securities	20.0	4.4
Cash used in business acquisitions, net of cash acquired	(59.2)	—
Increase in other assets	(5.9)	(6.1)
Net cash used in investing activities of continuing operations	$(408.1)	$(275.9)
Cash flows—financing activities
Proceeds from issuance of common stock	28.3	30.7
Income tax benefits credited to equity	8.3	7.4
Dividends paid	(113.6)	(88.3)
Purchases of treasury stock	(279.1)	(170.7)
ESOP note receivable repayment	1.2	0.8
Proceeds from issuance of short-term debt	1,261.8	500.0
Repayments of short-term debt	(992.3)	(332.0)
Repayment of long-term debt	(1.2)	(150.8)
Principal payments on capital leases	(0.8)	(0.7)
Proceeds from issuance of long-term debt	400.0	—
Payment of debt issuance costs	(4.8)	—
Net cash provided by (used in) financing activities of continuing operations	$307.8	$(203.6)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.3)	(1.3)
Net cash provided by investing activities of discontinued operations	—	2.8
Net cash (used in) provided by discontinued operations	$(0.3)	$1.5

Decrease in cash and cash equivalents	(20.3)	(195.9)
Cash and cash equivalents - beginning of period	70.5	248.8
Cash and cash equivalents - end of period	$50.2	$52.9
Cash flows from changes in current assets and liabilities
Receivables, net	(10.4)	(0.7)
Inventories	(95.5)	(53.2)
Prepaid expenses and other current assets	(4.8)	(1.8)
Accounts payable	(5.4)	6.9
Accrued payroll	(40.2)	(33.8)
Prepaid/accrued income taxes	(40.9)	(3.1)
Other accrued taxes	(7.3)	(9.6)
Unearned revenues	(10.1)	(8.7)
Other current liabilities	(84.9)	19.3
Change in current assets and liabilities	$(299.5)	$(84.7)
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended November 27, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.
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
Acquisition of Eddie V's
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively Eddie V's) and all related assets and net working capital for $59.2 million in cash. The results of operations from Eddie V's, which are immaterial, are included in our consolidated financial statements from the date of acquisition.
The acquisition resulted in the recording of depreciable assets, definite-lived amortizable intangible assets and indefinite-lived intangible assets, including goodwill. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including buildings and equipment and intangible assets. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When the valuation process is completed, adjustments to goodwill may result.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary allocation of the purchase price is as follows:

(in millions)
Current assets	$1.7
Buildings and equipment	26.8
Trademarks	17.0
Other assets	2.9
Goodwill	16.6
Total assets acquired	$65.0
Current liabilities	4.5
Other liabilities	1.3
Total liabilities assumed	$5.8
Net assets acquired	$59.2

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill, all of which is expected to be deductible for tax purposes. Trademarks primarily have an indefinite life based on the expected use of the assets and the regulatory and economic environment within which they are being used. These trademarks represent highly respected brands with positive connotations and we intend to cultivate and protect the use of these brands. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 5 months to 23 years. Other assets and liabilities represent value associated with favorable and unfavorable market leases and will be amortized over a weighted average period of 16 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $1.3 million during the quarter ended November 27, 2011, which are included in selling, general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Eddie V's on our consolidated financial statements.

Note 2.Supplemental Cash Flow Information

	Six Months Ended
(in millions)	November 27, 2011	November 28, 2010
Interest paid, net of amounts capitalized	$43.7	$48.8
Income taxes paid, net of refunds	76.3	73.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units (Darden Stock Units) and cash settled performance stock units, which are classified as liabilities and are marked to market as of the end of each period. The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted During the Six Months Ended
	November 27, 2011	November 28, 2010
Weighted-average fair value	$14.33	$12.82
Dividend yield	3.53%	3.01%
Expected volatility of stock	39.4%	39.1%
Risk-free interest rate	2.10%	2.21%
Expected option life (in years)	6.5	6.7

The following table presents a summary of our stock-based compensation activity for the six months ended November 27, 2011:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.0	0.6	1.9	1.0
Awards granted	1.6	—	0.6	0.3
Awards exercised	(0.9)	(0.2)	(0.2)	(0.2)
Awards forfeited	(0.1)	—	(0.1)	—
Outstanding end of period	13.6	0.4	2.2	1.1
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Stock options	$4.7	$5.1	$9.7	$10.0
Restricted stock/restricted stock units	1.3	2.2	2.6	4.3
Darden stock units	3.0	5.8	5.1	8.2
Performance stock units	2.6	3.3	5.2	6.4
Employee stock purchase plan	0.5	0.5	0.9	0.9
Director compensation program/other	1.1	1.0	1.2	1.3
Total stock-based compensation expense	$13.2	$17.9	$24.7	$31.1

Note 4.Income Taxes
The effective income tax rate for the quarter and six months ended November 27, 2011 was 25.4 percent and 26.7 percent, respectively, compared to an effective income tax rate of 26.6 percent and 27.9 percent for the quarter and six months ended November 28, 2010, respectively. The decrease in the effective income tax rate during the second quarter and the first six months of fiscal 2012 is primarily attributable to an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes, partially offset by the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in our remaining balance of unrecognized tax benefits is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5.Long-Term Debt

Until October 3, 2011, we maintained a $750.0 million revolving Credit Agreement dated September 20, 2007 (Prior Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Prior Revolving Credit Agreement was a senior unsecured credit commitment to the Company and contained customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Prior Revolving Credit Agreement also contained a sub-limit of $150.0 million for the issuance of letters of credit. The Prior Revolving Credit Agreement supported our commercial paper borrowing program and would have matured on September 20, 2012, but was terminated on October 3, 2011 when we entered into the new credit arrangements described below and repaid all amounts that were outstanding under the Prior Revolving Credit Agreement.

On October 3, 2011, we entered into a new $750.0 million revolving Credit Agreement (New Revolving Credit Agreement) with BOA, as administrative agent, and the lenders (New Revolving Credit Lenders) and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default customary for credit facilities of this type. As of November 27, 2011, we were in compliance with the covenants under the New Revolving Credit Agreement.
The New Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. The borrowings and letters of credit obtained under the New Revolving Credit Agreement may be denominated in U.S. Dollars, Euro, Sterling, Yen, Canadian Dollars and each other currency approved by the New Revolving Credit Lenders. The Company could elect to increase the commitments under the New Revolving Credit Agreement by up to $250.0 million (to an aggregate amount of up to $1.0 billion), subject to the Company obtaining commitments from new and existing lenders for the additional amounts.
Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. We may also request that loans under the New Revolving Credit Agreement be made at interest rates offered by one or more of the New Revolving Credit Lenders, which may vary from the LIBOR or base rate, for up to $200.0 million of borrowings. The New Revolving Credit Agreement requires that we pay a facility fee on the total amount of such facility (ranging from 0.125 percent to 0.250 percent, based on our credit ratings).
As of November 27, 2011, we had no outstanding balances under the New Revolving Credit Agreement. As of November 27, 2011, $455.0 million of commercial paper and $70.9 million of letters of credit were outstanding, which were backed by this facility. After consideration of borrowings then outstanding and commercial paper and letters of credit backed by the New Revolving Credit Agreement, as of November 27, 2011, we had $224.1 million of credit available under the New Revolving Credit Agreement.
On October 11, 2011, we issued $400.0 million aggregate principal amount of unsecured 4.500 percent senior notes due October 2021 (the New Senior Notes) under a registration statement filed with the SEC on October 6, 2010. Discount and issuance costs, which totaled $4.8 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2012. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 27, 2011, no adjustments to these interest rates had been made.
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

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Anti-dilutive restricted stock and options	3.1	1.4	2.6	1.1

Note 7.Stockholders’ Equity
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 168.8 million shares of our common stock through November 27, 2011. Fiscal 2012 common stock repurchases are as follows:

	Three Months Ended		Six Months Ended
	November 27, 2011		November 27, 2011
(in millions)	Shares	Total Cost	Shares	Total Cost
Common stock repurchased	4.2	$187.8	6.1	$279.1
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Service cost	$1.3	$1.5	$2.7	$3.0
Interest cost	2.3	2.4	4.5	4.8
Expected return on plan assets	(4.4)	(4.1)	(8.9)	(8.1)
Recognized net actuarial loss	1.5	1.2	3.1	2.3
Net periodic benefit cost	$0.7	$1.0	$1.4	$2.0

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	0.4	0.6	0.7	1.2
Recognized net actuarial loss	—	0.3	—	0.6
Net periodic benefit cost	$0.6	$1.2	$1.1	$2.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing and foreign currency exchange rate risks inherent in our business operations. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by ASC Topic 815, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by ASC Topic 815, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 27, 2011, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Notional Values
(in millions)	November 27, 2011	May 29, 2011
Derivative contracts designated as hedging instruments
Natural gas	$—	$3.8
Other commodities	7.1	—
Foreign currency	11.9	20.7
Interest rate locks	—	150.0
Interest rate swaps	450.0	350.0
Equity forwards	26.4	18.0
Derivative contracts not designated as hedging instruments
Natural gas	$5.9	$7.7
Other commodities	10.5	12.7
Equity forwards	45.2	24.0
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
We periodically enter into other commodity futures and swaps (typically for soybean oil, milk, diesel fuel and butter) to

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reduce the risk of fluctuations in the price we pay for these commodities, which are either used directly in our restaurants (e.g., class III milk contracts for cheese and soybean oil for salad dressing) or are components of the cost we pay for items used in our restaurants (i.e., diesel fuel contracts to mitigate risk related to diesel fuel surcharges charged by our distributors). Our other commodity futures and swap contracts currently extend through October 2012.
We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. Our foreign currency forward contracts currently extend through June 2012.
We entered into treasury-lock derivative instruments with $300.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes in the second quarter of fiscal 2012, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These derivative instruments were designated as cash flow hedges. These instruments were settled at the issuance of the New Senior Notes for a cumulative loss of $53.7 million. Of the cumulative loss, $52.6 million was recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings as an adjustment to interest expense on the New Senior Notes or similar debt as incurred.
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
We entered into interest rate swap agreements with $150.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended November 27, 2011 and November 28, 2010, $0.7 million and $0.9 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the six months ended November 27, 2011 and November 28, 2010, $1.5 million and $1.9 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of November 27, 2011, we were party to equity forward contracts that were indexed to 1.1 million shares of our common stock, at varying forward rates between $27.57 per share and $45.66 per share, extending through August 2016. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.7 million shares of our common stock at forward rates between $23.41 and $50.19 per share, can only be net settled in cash and expire between fiscal 2012 and 2016. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		November 27, 2011	May 29, 2011	November 27, 2011	May 29, 2011
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$—	$0.1	$(0.9)	$—
Equity forwards	(1)	—	0.4	(2.3)	—
Interest rate related	(1)	2.0	3.6	(33.1)	(23.2)
Foreign currency forwards	(1)	—	0.6	(0.2)	—
		$2.0	$4.7	$(36.5)	$(23.2)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$—	$0.6	$(3.9)	$—
Equity forwards	(1)	—	0.5	(3.9)	—
		$—	$1.1	$(7.8)	$—
Total derivative contracts		$2.0	$5.8	$(44.3)	$(23.2)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	November 27, 2011	November 28, 2010		November 27, 2011	November 28, 2010		November 27, 2011	November 28, 2010
Commodity	$(1.1)	$0.2	(2)	$(0.6)	$(0.5)	(2)	$—	$—
Equity	(0.9)	3.9	(3)	—	—	(3)	0.2	—
Interest rate	(21.7)	8.9	Interest, net	(0.9)	0.2	Interest, net	(0.5)	(0.3)
Foreign currency	(0.2)	(0.1)	(4)	0.2	—	(4)	—	—
	$(23.9)	$12.9		$(1.3)	$(0.3)		$(0.3)	$(0.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
Type of Derivative	November 27, 2011	November 28, 2010		November 27, 2011	November 28, 2010		November 27, 2011	November 28, 2010
Commodity	$(1.6)	$—	(2)	$(0.6)	$(0.9)	(2)	$—	$—
Equity	(4.4)	3.5	(3)	—	—	(3)	0.3	0.1
Interest rate	(63.5)	(11.3)	Interest, net	(0.7)	0.3	Interest, net	(0.7)	(0.3)
Foreign currency	(0.2)	—	(4)	0.5	0.1	(4)	—	—
	$(69.7)	$(7.8)		$(0.8)	$(0.5)		$(0.4)	$(0.2)

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

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	November 27, 2011	November 28, 2010			November 27, 2011	November 28, 2010
Interest rate	$(0.9)	$(0.6)	Interest, net	Fixed-rate debt	$0.9	$0.6	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended				Six Months Ended
	November 27, 2011	November 28, 2010			November 27, 2011	November 28, 2010
Interest rate	$(1.6)	$0.9	Interest, net	Fixed-rate debt	$1.6	$(0.9)	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
(in millions)
Commodity contracts	(1)	$(2.8)	$0.1	$(4.7)	$—
Equity forwards	(2)	—	2.6	(0.8)	2.5
Equity forwards	Selling, General and Administrative	(1.3)	1.2	(2.6)	1.2
		$(4.1)	$3.9	$(8.1)	$3.7

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 27, 2011, we expect to reclassify $5.8 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of November 27, 2011 and May 29, 2011:

Items Measured at Fair Value at November 27, 2011
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$13.0	$—	$13.0	$—
U.S. Treasury securities	(2)	8.9	8.9	—	—
Mortgage-backed securities	(1)	11.8	—	11.8	—
Derivatives:
Commodities futures, swaps & options	(3)	(4.8)	—	(1.1)	(3.7)
Equity forwards	(4)	(6.2)	—	(6.2)	—
Interest rate swaps	(5)	(31.1)	—	(31.1)	—
Foreign currency forwards	(6)	(0.2)	—	(0.2)	—
Total		$(8.6)	$8.9	$(13.8)	$(3.7)

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of November 27, 2011, was $1.80 billion and $2.03 billion, respectively. The carrying value and fair value of long-term debt as of May 29, 2011, was $1.41 billion and $1.56 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of November 27, 2011:

Items Measured at Fair Value
(in millions)		Fair Value of Assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$1.2	—	—	$1.2
Long-lived assets held and used	(2)	—	—	—	—
Total		$1.2	—	—	$1.2

(1)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2012, long-lived assets held for disposal with a carrying amount of $1.4 million were written down to their fair value of $1.2 million, based on a review of comparable assets, resulting in an impairment charge of $0.2 million, which was included in losses from discontinued operations.

(2)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2012, long-lived assets held and used with a carrying amount of $0.3 million were written down to their fair value of $0.0 million, due to fire loss, resulting in an impairment charge of $0.3 million, which was included in earnings from continuing operations.

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

Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 27, 2011 and May 29, 2011, we had $99.2 million and $96.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 27, 2011 and May 29, 2011, we had $18.0 million and $16.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 27, 2011 and May 29, 2011, we had $6.0 million and $7.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of November 27, 2011 and May 29, 2011, amounted to $4.5 million and $5.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2012 through fiscal 2021.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fiscal 2013 and should be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update are effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2013; however, early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for us in our first quarter of fiscal 2014 and will be applied retrospectively. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
Note 13. Subsequent Events
On December 15, 2011, the Board of Directors declared a cash dividend of $0.43 per share to be paid February 1, 2012 to all shareholders of record as of the close of business on January 10, 2012.

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
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the consolidated statements of earnings for the quarters and six months ended November 27, 2011 and November 28, 2010.

	Three Months Ended		Six Months Ended
	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.3	28.7	30.9	28.4
Restaurant labor	32.4	33.1	32.0	32.5
Restaurant expenses	16.0	15.9	15.7	15.7
Total cost of sales, excluding restaurant depreciation and amortization of 4.4%, 4.2%, 4.2% and 4.1%, respectively	79.7%	77.7%	78.6%	76.6%
Selling, general and administrative	10.2	10.4	9.9	10.2
Depreciation and amortization	4.7	4.5	4.5	4.4
Interest, net	1.4	1.4	1.2	1.4
Total costs and expenses	96.0%	94.0%	94.2%	92.6%
Earnings before income taxes	4.0	6.0	5.8	7.4
Income taxes	(1.0)	(1.6)	(1.5)	(2.1)
Earnings from continuing operations	3.0	4.4	4.3	5.3
Losses from discontinued operations	(0.1)	(0.1)	(0.1)	—
Net earnings	2.9%	4.3%	4.2%	5.3%

OVERVIEW OF OPERATIONS
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively Eddie V's) and all related assets and net working capital for $59.2 million in cash. The results of operations from Eddie V's, which are not material, are included in our consolidated financial statements from the date of acquisition.
Our sales from continuing operations were $1.83 billion and $3.77 billion for the second quarter and first six months of fiscal 2012, respectively, compared to $1.73 billion and $3.53 billion for the second quarter and first six months of fiscal 2011, respectively. The increases of 6.1 percent and 6.8 percent in sales for the second quarter and first six months of fiscal 2012, respectively, were driven primarily by the operation of 73 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the second quarter of fiscal 2011 and blended U.S. same-restaurant sales increases for Olive Garden, Red Lobster and LongHorn Steakhouse of 1.8 percent and 2.4 percent for the second quarter and first six months of fiscal 2012, respectively. For the second quarter of fiscal 2012, the increase in blended same-restaurant sales compares to an increase of 0.7 percent for the Knapp-Track™ benchmark of U.S. same-restaurant sales excluding Darden. For the second quarter of fiscal 2012, our net earnings from continuing operations were $54.1 million compared to $75.8 million for the second quarter of fiscal 2011, a 28.6 percent decrease, and our diluted net earnings per share from continuing operations were $0.41 for the second quarter of fiscal 2012 compared to $0.54 for the second quarter of fiscal 2011, a 24.1 percent decrease. For the first six months of fiscal 2012, our net earnings from continuing operations were $160.8 million compared to $189.0 million for the first six months of fiscal 2011, a 14.9 percent decrease, and our diluted net earnings per share from continuing operations were $1.19 for the first six months of fiscal 2012 compared to $1.34 for the first six months of fiscal 2011, an 11.2 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 were primarily due to higher food and beverage costs, restaurant expenses and depreciation and amortization expenses as a percent of sales, which were partially offset by increased sales and lower restaurant labor expenses and selling, general and administrative expenses as a percent of sales, and a lower effective income tax rate. Additionally, closing and integration costs associated with the Eddie V's purchase adversely affected diluted net earnings per share from continuing operations for the second quarter of fiscal 2012 by approximately $0.01. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 were primarily due to higher food and beverage costs and depreciation and amortization expenses as a percent of sales, which were partially offset by increased sales and lower restaurant labor expenses, selling, general and administrative expenses and interest expense as a percent of sales, and a lower effective income tax rate.
SALES
Sales from continuing operations were $1.83 billion and $1.73 billion for the quarters ended November 27, 2011 and November 28, 2010, respectively. The 6.1 percent increase in sales for the second quarter of fiscal 2012 was driven by the operation of 73 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the second quarter of fiscal 2011 and a 1.8 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $835.7 million for the second quarter of fiscal 2012 were 0.9 percent above last year’s second fiscal quarter, driven by revenue from 28 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.5 percent. The decrease in U.S. same-restaurant sales resulted from a 1.0 percent decrease in same-restaurant guest counts combined with a 1.5 percent decrease in average check. Red Lobster’s sales of $602.3 million for the second quarter of fiscal 2012 were 8.3 percent above last fiscal year’s second quarter, driven by a 6.8 percent increase in U.S. same-restaurant sales and revenue from eight net new restaurants. The increase in U.S. same-restaurant sales resulted from a 3.7 percent increase in same-restaurant guest counts, combined with a 3.1 percent increase in average check. LongHorn Steakhouse’s sales of $255.1 million for the second quarter of fiscal 2012 were 13.7 percent above last fiscal year’s second quarter, driven by revenue from 27 net new restaurants and a 6.0 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 5.8 percent increase in same-restaurant guest counts combined with a 0.2 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $136.8 million for the second quarter of fiscal 2012, which were 19.1 percent above last fiscal year’s second quarter, primarily driven by six new restaurants at Seasons 52, two new restaurants at Bahama Breeze, one new restaurant at The Capital Grille, and the addition of 11 restaurants purchased from Eddie V's. Additionally, sales growth reflected same-restaurant sales increases of 5.7 percent at The Capital Grille, 0.5 percent at Bahama Breeze and 2.9 percent at Seasons 52.
Sales from continuing operations were $3.77 billion and $3.53 billion for the six months ended November 27, 2011 and November 28, 2010, respectively. The 6.8 percent increase in sales for the first six months of fiscal 2012 was driven by the operation of 73 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the second quarter of fiscal 2011 and a 2.4 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $1.72 billion for the first six months of fiscal 2012 were 0.9 percent above the same period last fiscal year, driven by revenue from 28 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.7 percent. The decrease in U.S. same-restaurant sales resulted from a 1.6 percent decrease in same-restaurant guest counts combined with a 1.1 percent decrease in average check. Red Lobster’s sales of $1.28 billion for the first six months of fiscal 2012 were 10.4 percent above the same period last fiscal year, driven by an 8.8 percent increase in U.S. same-restaurant sales and revenue from eight net new restaurants. The increase in U.S. same-restaurant sales resulted from an 8.6 percent increase in same-restaurant guest counts combined with a 0.2 percent increase in average check. LongHorn Steakhouse’s sales of $508.1 million for the first six months of fiscal 2012 were 12.9 percent above the same period last fiscal year, driven by revenue from 27 net new restaurants and a 5.5 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 4.8 percent increase in same-restaurant guest counts combined with a 0.7 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $265.7 million for the first six months of fiscal 2012, which were 19.9 percent above the same period last fiscal year, primarily driven by six new restaurants at Seasons 52, two new restaurants at Bahama Breeze, one new restaurant at The Capital Grille, and the addition of 11 restaurants purchased from Eddie V's. Additionally, sales growth reflected same-restaurant sales increases of 6.3 percent at The Capital Grille, 2.2 percent at Bahama Breeze and 2.6 percent at Seasons 52.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months, including acquired restaurants, absent consideration of the date we acquired the restaurants.
COSTS AND EXPENSES
Quarter Ended November 27, 2011 Compared to Quarter Ended November 28, 2010
Total costs and expenses were $1.76 billion and $1.62 billion for the quarters ended November 27, 2011 and November 28, 2010, respectively. As a percent of sales, total costs and expenses increased from 94.0 percent in the second quarter of fiscal 2011 to 96.0 percent in the second quarter of fiscal 2012.
Food and beverage costs were $573.3 million in the second quarter of fiscal 2012, an increase of $78.6 million, or 15.9 percent, from food and beverage costs of $494.7 million in the second quarter of fiscal 2011. As a percent of sales, food and beverage costs increased for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, primarily as a result of higher seafood and other commodity costs and unfavorable menu-mix. Restaurant labor costs were $594.2 million in the second quarter of fiscal 2012, an increase of $22.3 million, or 3.9 percent, from restaurant labor costs of $571.9 million in the second quarter of fiscal 2011. Restaurant labor costs as a percent of sales decreased primarily as a result of sales leveraging and improved wage-rate management, partially offset by an increase in FICA taxes on higher reported tips, decreased labor efficiencies and higher unemployment taxes. The increase in FICA tax expense on higher reported tips is fully offset in our consolidated earnings from continuing operations by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $293.1 million in the second quarter of fiscal 2012, an increase of $18.2 million, or 6.6 percent, from restaurant expenses of $274.9 million in the second quarter of fiscal 2011. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2012 primarily due to higher repair and maintenance, contract services and pre-opening expenses partially offset by sales leverage and lower credit card fees.
Selling, general and administrative expenses were $187.4 million in the second quarter of fiscal 2012, an increase of $7.4 million, or 4.1 percent, from selling, general and administrative expenses of $180.0 million in the second quarter of fiscal 2011. As a percent of sales, selling, general and administrative expenses decreased for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to sales leveraging and favorable market-driven changes in fair value related to our non-qualified deferred compensation plans, partially offset by media costs and relocation expenses.
Depreciation and amortization expense was $85.8 million in the second quarter of fiscal 2012, an increase of $7.8 million, or 10.0 percent, from depreciation and amortization expense of $78.0 million in the second quarter of fiscal 2011. As a percent of sales, depreciation and amortization expense increased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to an increase in depreciable assets related to new restaurants and remodel activities, partially offset by sales leveraging.
Net interest expense was $25.2 million in the second quarter of fiscal 2012, an increase of $1.7 million, or 7.2 percent, from net interest expense of $23.5 million in the second quarter of fiscal 2011. As a percent of sales, net interest expense for the second quarter of fiscal 2012 was flat compared to the second quarter of fiscal 2011.
Six Months Ended November 27, 2011 Compared to Six Months Ended November 28, 2010

Total costs and expenses were $3.55 billion and $3.27 billion for the six months ended November 27, 2011 and November 28, 2010, respectively. As a percent of sales, total costs and expenses increased from 92.6 percent for the first six months of fiscal 2011 to 94.2 percent for the first six months of fiscal 2012.
Food and beverage costs were $1.17 billion for the first six months of fiscal 2012, an increase of $164.5 million, or 16.4 percent, from food and beverage costs of $1.00 billion for the first six months of fiscal 2011. As a percent of sales, food and beverage costs increased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011, primarily as a result of higher seafood and other commodity costs and unfavorable menu-mix. Restaurant labor costs were $1.21 billion for the first six months of fiscal 2012, an increase of $56.6 million, or 4.9 percent, from restaurant labor costs of $1.15 billion for the first six months of fiscal 2011. Restaurant labor costs as a percent of sales decreased primarily as a result of sales leveraging and improved wage-rate management, partially offset by an increase in FICA taxes on higher reported tips, decreased labor efficiencies and higher unemployment taxes. The increase in FICA tax expense on higher reported tips is fully offset in our consolidated earnings from continuing operations by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $593.0 million for the first six months of fiscal 2012, an increase of $39.0 million, or 7.0%, from restaurant expenses of $554.0 million for the first six months of fiscal 2011. As a percent of sales, restaurant expenses for the first six months of fiscal 2012 were flat compared to the first six months of fiscal 2011.
Selling, general and administrative expenses were $370.2 million for the first six months of fiscal 2012, an increase of $9.3 million, or 2.6 percent, from selling, general and administrative expenses of $360.9 million for the first six months of fiscal 2011. As a percent of sales, selling, general and administrative expenses decreased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to sales leveraging and favorable market-driven changes in fair value related to our non-qualified deferred compensation plans, partially offset by media costs and relocation expenses.

Depreciation and amortization expense was $169.8 million for the first six months of fiscal 2012, an increase of $15.1 million, or 9.8 percent, from depreciation and amortization expense of $154.7 million for the first six months of fiscal 2011. As a percent of sales, depreciation and amortization expense increased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to an increase in depreciable assets related to new restaurants and remodel activities, partially offset by sales leveraging.
Net interest expense was $46.9 million for the first six months of fiscal 2012, a decrease of $1.2 million, or 2.5 percent, from net interest expense of $48.1 million for the first six months of fiscal 2011. As a percent of sales, net interest expense decreased for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to lower average long-term debt balances associated with the repayment of a portion of our long-term debt and lower interest rates associated with our short-term debt.
INCOME TAXES
The effective income tax rate for the quarter and six months ended November 27, 2011 was 25.4 percent and 26.7 percent, respectively, compared to an effective income tax rate of 26.6 percent and 27.9 percent for the quarter and six months ended November 28, 2010, respectively. The decrease in the effective income tax rate during the second quarter and the first six months of fiscal 2012 is primarily attributable to an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes, partially offset by the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the second quarter of fiscal 2012, our net earnings from continuing operations were $54.1 million compared to $75.8 million in the second quarter of fiscal 2011, a 28.6 percent decrease, and our diluted net earnings per share from continuing operations were $0.41 compared to $0.54 in the second quarter of fiscal 2011, a 24.1 percent decrease. At Olive Garden, higher food and beverage costs, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in decreased operating profit in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011. At Red Lobster, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor and restaurant expenses, and selling, general and administrative expenses as a percent of sales. As a result, operating profit decreased for Red Lobster in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011. At LongHorn Steakhouse, higher food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower restaurant labor and restaurant expenses as a percent of sales. As a result, operating profit decreased for LongHorn Steakhouse in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.
For the first six months of fiscal 2012, our net earnings from continuing operations were $160.8 million compared to $189.0 million for the first six months of fiscal 2011, a 14.9 percent decrease, and our diluted net earnings per share from continuing operations were $1.19 compared to $1.34 for the first six months of fiscal 2011, an 11.2 percent decrease. At Olive Garden, higher food and beverage costs, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in decreased operating profit for the first six months of fiscal 2012, compared to the first six months of fiscal 2011. At Red Lobster, higher food and beverage costs as a percent of sales were partially offset by lower restaurant labor and restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit decreased for Red Lobster for the first six months of fiscal 2012, compared to the first six months of fiscal 2011. At LongHorn Steakhouse, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit decreased for LongHorn Steakhouse for the first six months of fiscal 2012, compared to the first six months of fiscal 2011.
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

NUMBER OF RESTAURANTS
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2012, compared with the number open at the end of fiscal 2011 and the end of the second quarter of fiscal 2011.

	November 27, 2011	May 29, 2011	November 28, 2010
Red Lobster – USA	674	670	665
Red Lobster – Canada	27	28	28
Total	701	698	693
Olive Garden – USA	757	748	729
Olive Garden – Canada	6	6	6
Total	763	754	735
LongHorn Steakhouse	367	354	340
The Capital Grille	45	44	44
Bahama Breeze	27	26	25
Seasons 52	21	17	15
Eddie V's (1)	11	—	—
Other	1	1	—
Total	1,936	1,894	1,852

(1)	Represents the number of restaurants owned and operated by us as of the end of each period reported, and includes the restaurants acquired from Eddie V's on November 14, 2011.
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
Our revolving credit facility and our commercial paper program serve as our primary source of short-term financing. Until October 3, 2011, we maintained a $750.0 million revolving Credit Agreement dated September 20, 2007 (Prior Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Prior Revolving Credit Agreement was a senior unsecured credit commitment to the Company and contained customary representations, affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Prior Revolving Credit Agreement also contained a sub-limit of $150.0 million for the issuance of letters of credit. The Prior Revolving Credit Agreement supported our commercial paper borrowing program and would have matured on September 20, 2012, but was terminated on October 3, 2011 when we entered into the new credit arrangements described below and repaid all amounts that were outstanding under the Prior Revolving Credit Agreement.
On October 3, 2011, we entered into a new $750.0 million revolving Credit Agreement (New Revolving Credit Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 27, 2011, we were in compliance with all covenants under the New Revolving Credit Agreement. The New Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. Additional information regarding the terms and conditions of the New Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of November 27, 2011, we had no outstanding balances under the New Revolving Credit Agreement. As of

November 27, 2011, $455.0 million of commercial paper and $70.9 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the New Revolving Credit Agreement, as of November 27, 2011, we had $224.1 million of credit available under the New Revolving Credit Agreement.
On October 11, 2011, we issued $400.0 million aggregate principal amount of unsecured 4.500 percent senior notes due October 2021 (the New Senior Notes) under a registration statement filed with the Securities and Exchange Commission on October 6, 2010. Discount and issuance costs, which totaled $4.8 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2012. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
As of November 27, 2011, our long-term debt consisted principally of:

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$400.0 million of unsecured 4.500 percent senior notes due in October 2021;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•
An unsecured, variable rate $6.9 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

We also have $350.0 million of unsecured 5.625 percent senior notes due in October 2012 included in current liabilities as current portion of long-term debt. Upon maturity of the notes due October 2012, we expect to issue unsecured debt securities that will effectively refinance the notes due October 2012.
The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 27, 2011, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of November 27, 2011 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$455.0	$455.0	$—	$—	$—
Long-term debt (1)	2,971.2	456.6	175.2	269.0	2,070.4
Operating leases	867.9	144.8	253.8	195.2	274.1
Purchase obligations (2)	742.4	702.8	23.6	16.0	—
Capital lease obligations (3)	97.2	5.1	10.7	11.3	70.1
Benefit obligations (4)	417.7	46.5	68.8	75.2	227.2
Unrecognized income tax benefits(5)	18.3	0.8	12.4	5.1	—
Total contractual obligations	$5,569.7	$1,811.6	$544.5	$571.8	$2,641.8
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$117.2	$117.2	$—	$—	$—
Guarantees (7)	6.0	1.2	2.2	1.6	1.0
Total commercial commitments	$123.2	$118.4	$2.2	$1.6	$1.0

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 1.6 percent. Excludes issuance discount of $5.6 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $40.5 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2021.

(5)	Includes interest on unrecognized income tax benefits of $1.9 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $99.2 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $70.9 million of which are backed by our New Revolving Credit Agreement, letters of credit for $0.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $17.1 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and six months ended November 27, 2011, we repurchased 4.2 million and 6.1 million shares of our common stock, respectively, compared to 1.6 million and 4.0 million shares of our common stock the quarter and six months ended November 28, 2010, respectively. As of November 27, 2011, we have repurchased a total of 168.8 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations decreased to $80.3 million for the first six months of fiscal 2012, from $282.1 million for the first six months of fiscal 2011. The decrease was primarily due to the settlement of our October 2011 treasury-lock instruments and the timing of inventory purchases.
Net cash flows used in investing activities of continuing operations increased to $408.1 million for the first six months of fiscal 2012, from $275.9 million for the first six months of fiscal 2011, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $338.4 million for the first six months of fiscal 2012, compared to $276.2 million for the first six months of fiscal 2011. The increased expenditures for the first six months of fiscal 2012 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2012. Net cash used in the acquisition of Eddie V's was $59.2 million.

Net cash flows provided by financing activities of continuing operations were $307.8 million for the first six months of fiscal 2012, compared to net cash flows used in financing activities of $203.6 million for the first six months of fiscal 2011. During October 2011, we completed the offering of $400.0 million of New Senior Notes, resulting in net proceeds of $395.2 million which were used to effectively refinance the $225.0 million of long-term notes that we repaid at maturity during fiscal 2011 and a portion of our outstanding short-term debt. Purchases of treasury stock were $279.1 million during the first six months of fiscal 2012, an increase from purchases of $170.7 million during the first six months of fiscal 2011. Net cash flows from financing activities for the first six months of fiscal 2012 included the repayment of $1.2 million of long-term debt as compared to $150.8 million in the first six months of fiscal 2011, proceeds from the issuance of short-term debt of $1.26 billion in the first six months of fiscal 2012, as compared to $500.0 million in the first six months of fiscal 2011 and repayments of short-term debt of $992.3 million in the first six months of fiscal 2012, as compared to $332.0 million in the first six months of fiscal 2011. Net cash flows from financing activities also included $113.6 million in dividends paid for the first six months of fiscal 2012, compared to $88.3 million in dividends paid for the first six months of fiscal 2011. In June 2011, our Board of Directors approved an increase in the quarterly dividend to $0.43 per share, which indicates an annual dividend of $1.72 per share in fiscal 2012. In fiscal 2011, we paid quarterly dividends of $0.32 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2011 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 27, 2011, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $670.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $798.0 million as of November 27, 2011, compared to $663.8 million as of May 29, 2011. The increase was primarily due to higher inventory levels related to the timing of inventory purchases.
Our current liabilities totaled $1.86 billion as of November 27, 2011, compared to $1.29 billion as of May 29, 2011. The increase was primarily due to an increase in short-term debt related to our use of short-term financing to repurchase shares of our common stock and capital expenditures and the reclassification of long-term debt maturing within the next year.
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

•
Factors impacting our ability to drive sufficient profitable sales growth through brand relevance, operating excellence, opening new restaurants and developing or acquiring new dining brands, including lower-than-expected sales of newly-opened restaurants and acquisition risks, including our ability to successfully integrate Eddie V's restaurant operations;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 27, 2011, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $42.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $139.6 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2012 averaged $1.70 billion, with a high of $2.03 billion and a low of $1.55 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 27, 2011, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 27, 2011.
During the fiscal quarter ended November 27, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 27, 2011. Since commencing repurchases in December 1995, we have repurchased a total of 168.8 million shares through November 27, 2011 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 29, 2011 through October 2, 2011	2,825,698	$45.12	2,825,698	19,998,768
October 3, 2011 through October 30, 2011	1,360,339	$44.34	1,360,339	18,638,429
October 31, 2011 through November 27, 2011	772	$48.02	772	18,637,657
Total	4,186,809	$44.87	4,186,809	18,637,657

(1)
All of the shares purchased during the quarter ended November 27, 2011 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 6.Exhibits

Exhibit No.	Exhibit Title

4
Officers' Certificate and Authentication Order dated October 5, 2011 for the 4.50% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 11, 2011).

10
Credit Agreement, dated as of October 3, 2011, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2011).

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

DARDEN RESTAURANTS, INC.

Dated:	January 3, 2012	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

4
Officers' Certificate and Authentication Order dated October 5, 2011 for the 4.50% Senior Notes due 2021 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 11, 2011).

10
Credit Agreement, dated as of October 3, 2011, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2011).

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