Form 10-Q
period 2012-02-26
DARDEN RESTAURANTS INC
filed 2012-04-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2012: 128,653,628 (excluding 159,870,784 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Sales	$2,159.7	$1,976.8	$5,933.2	$5,509.8
Costs and expenses:
Cost of sales:
Food and beverage	661.7	571.3	1,828.5	1,573.5
Restaurant labor	657.2	621.2	1,864.6	1,771.9
Restaurant expenses	308.4	285.9	901.2	839.9
Total cost of sales, excluding restaurant depreciation and amortization of $83.2, $74.5, $242.2 and $219.0, respectively	$1,627.3	$1,478.4	$4,594.3	$4,185.3
Selling, general and administrative	198.0	194.8	568.3	555.9
Depreciation and amortization	88.9	80.5	258.8	235.2
Interest, net	27.7	24.0	74.5	72.1
Total costs and expenses	$1,941.9	$1,777.7	$5,495.9	$5,048.5
Earnings before income taxes	217.8	199.1	437.3	461.3
Income taxes	(53.7)	(47.4)	(112.3)	(120.5)
Earnings from continuing operations	$164.1	$151.7	$325.0	$340.8
Losses from discontinued operations, net of tax benefit of $0.0, $0.3, $0.4 and $1.2, respectively	—	(0.5)	(0.7)	(2.0)
Net earnings	$164.1	$151.2	$324.3	$338.8
Basic net earnings per share:
Earnings from continuing operations	$1.28	$1.11	$2.49	$2.48
Losses from discontinued operations	—	—	(0.01)	(0.02)
Net earnings	$1.28	$1.11	$2.48	$2.46
Diluted net earnings per share:
Earnings from continuing operations	$1.25	$1.08	$2.43	$2.42
Losses from discontinued operations	—	—	(0.01)	(0.02)
Net earnings	$1.25	$1.08	$2.42	$2.40
Average number of common shares outstanding:
Basic	128.0	136.4	130.7	137.5
Diluted	130.9	140.0	133.8	141.0
Dividends declared per common share	$0.43	$0.32	$1.29	$0.96

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 26, 2012	May 29, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88.5	$70.5
Receivables, net	55.5	65.4
Inventories	453.6	300.1
Prepaid income taxes	13.2	5.2
Prepaid expenses and other current assets	69.0	77.0
Deferred income taxes	125.5	145.6
Total current assets	$805.3	$663.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,717.4 and $2,545.4, respectively	3,882.9	3,622.0
Goodwill	539.2	517.1
Trademarks	464.8	454.0
Other assets	235.2	209.7
Total assets	$5,927.4	$5,466.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294.1	$251.3
Short-term debt	287.7	185.5
Accrued payroll	158.6	167.1
Accrued income taxes	1.4	9.3
Other accrued taxes	72.0	64.3
Unearned revenues	267.3	200.0
Current portion of long-term debt	349.9	—
Other current liabilities	467.3	409.3
Total current liabilities	$1,898.3	$1,286.8
Long-term debt, less current portion	1,452.8	1,407.3
Deferred income taxes	329.1	345.4
Deferred rent	199.6	186.2
Obligations under capital leases, net of current installments	54.8	56.0
Other liabilities	216.5	248.7
Total liabilities	$4,151.1	$3,530.4
Stockholders’ equity:
Common stock and surplus	$2,483.7	$2,408.8
Retained earnings	3,077.2	2,921.9
Treasury stock	(3,679.2)	(3,325.3)
Accumulated other comprehensive income (loss)	(97.5)	(59.8)
Unearned compensation	(7.9)	(9.4)
Total stockholders’ equity	$1,776.3	$1,936.2
Total liabilities and stockholders’ equity	$5,927.4	$5,466.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
For the nine months ended February 26, 2012 and February 27, 2011
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Comprehensive income:
Net earnings	—	324.3	—	—	—	324.3
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	(0.5)	—	(0.5)
Change in fair value of marketable securities, net of tax of $0.1	—	—	—	(0.1)	—	(0.1)
Change in fair value of derivatives, net of tax of $25.0	—	—	—	(42.5)	—	(42.5)
Amortization of unrecognized net actuarial loss, net of tax of $3.3	—	—	—	5.4	—	5.4
Total comprehensive income						286.6
Dividends declared	—	(169.0)	—	—	—	(169.0)
Stock option exercises (1.4 shares)	37.7	—	2.2	—	—	39.9
Stock-based compensation	20.5	—	—	—	—	20.5
ESOP note receivable repayments	—	—	—	—	1.5	1.5
Income tax benefits credited to equity	12.0	—	—	—	—	12.0
Purchases of common stock for treasury (7.9 shares)	—	—	(357.0)	—	—	(357.0)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.7	—	0.9	—	—	5.6
Balance at February 26, 2012	$2,483.7	$3,077.2	$(3,679.2)	$(97.5)	$(7.9)	$1,776.3

Balance at May 30, 2010	$2,297.9	$2,621.9	$(2,943.5)	$(71.1)	$(11.2)	$1,894.0
Comprehensive income:
Net earnings	—	338.8	—	—	—	338.8
Other comprehensive income (loss):
Foreign currency adjustment	—	—	—	1.7	—	1.7
Change in fair value of marketable securities, net of tax of $0.0	—	—	—	0.1	—	0.1
Change in fair value of derivatives, net of tax of $1.1	—	—	—	3.2	—	3.2
Amortization of unrecognized net actuarial loss, net of tax of $3.0	—	—	—	4.7	—	4.7
Total comprehensive income						348.5
Dividends declared	—	(132.5)	—	—	—	(132.5)
Stock option exercises (1.8 shares)	42.4	—	1.8	—	—	44.2
Stock-based compensation	25.3	—	—	—	—	25.3
ESOP note receivable repayments	—	—	—	—	1.5	1.5
Income tax benefits credited to equity	12.7	—	—	—	—	12.7
Purchases of common stock for treasury (6.3 shares)	—	—	(275.9)	—	—	(275.9)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.8	—	0.9	—	—	5.7
Balance at February 27, 2011	$2,383.1	$2,828.2	$(3,216.7)	$(61.4)	$(9.7)	$1,923.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 26, 2012	February 27, 2011
Cash flows—operating activities
Net earnings	$324.3	$338.8
Losses from discontinued operations, net of tax benefit	0.7	2.0
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	258.8	235.2
Asset impairment charges	0.3	4.3
Amortization of loan costs	4.4	2.2
Stock-based compensation expense	41.3	48.7
Change in current assets and liabilities	(101.4)	28.2
Contributions to pension and postretirement plans	(22.7)	(11.9)
Loss on disposal of land, buildings and equipment	4.9	4.8
Change in cash surrender value of trust-owned life insurance	0.1	(12.6)
Deferred income taxes	23.7	28.2
Change in deferred rent	13.7	13.2
Change in other liabilities	(1.2)	(21.2)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.3	0.2
Other, net	3.3	2.6
Net cash provided by operating activities of continuing operations	$550.5	$662.7
Cash flows—investing activities
Purchases of land, buildings and equipment	(483.4)	(390.1)
Proceeds from disposal of land, buildings and equipment	3.3	5.8
Purchases of marketable securities	(32.1)	(2.3)
Proceeds from sale of marketable securities	21.3	4.6
Cash used in business acquisitions, net of cash acquired	(58.6)	—
Increase in other assets	(10.3)	(8.5)
Net cash used in investing activities of continuing operations	$(559.8)	$(390.5)
Cash flows—financing activities
Proceeds from issuance of common stock	45.1	49.9
Income tax benefits credited to equity	12.0	12.7
Dividends paid	(168.6)	(132.0)
Purchases of treasury stock	(357.0)	(275.9)
ESOP note receivable repayment	1.5	1.5
Proceeds from issuance of short-term debt	1,791.7	920.4
Repayments of short-term debt	(1,689.5)	(856.4)
Repayment of long-term debt	(1.5)	(151.5)
Principal payments on capital leases	(1.2)	(1.0)
Proceeds from issuance of long-term debt	400.0	—
Payment of debt issuance costs	(5.1)	—
Net cash provided by (used in) financing activities of continuing operations	$27.4	$(432.3)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.4)	(2.1)
Net cash provided by investing activities of discontinued operations	0.3	3.1
Net cash (used in) provided by discontinued operations	$(0.1)	$1.0

Increase (decrease) in cash and cash equivalents	18.0	(159.1)
Cash and cash equivalents - beginning of period	70.5	248.8
Cash and cash equivalents - end of period	$88.5	$89.7
Cash flows from changes in current assets and liabilities
Receivables, net	9.9	(19.5)
Inventories	(152.5)	(106.1)
Prepaid expenses and other current assets	(3.3)	(10.9)
Accounts payable	28.9	24.2
Accrued payroll	(9.0)	(0.5)
Prepaid/accrued income taxes	(15.9)	(3.2)
Other accrued taxes	7.7	4.5
Unearned revenues	66.7	62.3
Other current liabilities	(33.9)	77.4
Change in current assets and liabilities	$(101.4)	$28.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended February 26, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 27, 2012.
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
Acquisition of Eddie V's
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively Eddie V's) and all related assets and net working capital for $58.6 million in cash. The results of operations from Eddie V's, which are not material, are included in our consolidated financial statements from the date of acquisition.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the preliminary estimated fair values of the Eddie V's assets acquired and liabilities assumed as of the acquisition date and the adjustments made thereto during the fiscal quarter ended February 26, 2012:

	Balances at		Balances at
(in millions)	November 14, 2011	Adjustments	February 26, 2012
Current assets	$1.7	$(0.1)	$1.6
Buildings and equipment	26.8	0.4	27.2
Trademarks	17.0	(6.2)	10.8
Other assets	2.9	(0.4)	2.5
Goodwill	16.6	5.7	22.3
Total assets acquired	$65.0	$(0.6)	$64.4
Current liabilities	4.5	—	4.5
Other liabilities	1.3	—	1.3
Total liabilities assumed	$5.8	$—	$5.8
Net assets acquired	$59.2	$(0.6)	$58.6

Adjustments to the preliminary purchase price allocation during the quarter ended February 26, 2012 were primarily related to updated valuations in the preliminary appraisals of identifiable intangible and tangible assets.
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
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $1.1 million and $2.4 million during the quarter and nine months ended February 26, 2012, respectively, which are included in selling, general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Eddie V's on our consolidated financial statements.

Note 2.Supplemental Cash Flow Information

	Nine Months Ended
(in millions)	February 26, 2012	February 27, 2011
Interest paid, net of amounts capitalized	$51.0	$59.6
Income taxes paid, net of refunds	92.0	90.7

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

	Stock Options Granted During the Nine Months Ended
	February 26, 2012	February 27, 2011
Weighted-average fair value	$14.32	$12.84
Dividend yield	3.53%	3.01%
Expected volatility of stock	39.4%	39.1%
Risk-free interest rate	2.10%	2.21%
Expected option life (in years)	6.5	6.7

The following table presents a summary of our stock-based compensation activity for the nine months ended February 26, 2012:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	13.0	0.6	1.9	1.0
Awards granted	1.6	0.1	0.6	0.3
Awards exercised	(1.4)	(0.4)	(0.3)	(0.2)
Awards forfeited	(0.1)	—	(0.1)	—
Outstanding end of period	13.1	0.3	2.1	1.1
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Stock options	$4.8	$5.1	$14.5	$15.1
Restricted stock/restricted stock units	0.9	3.1	3.5	7.4
Darden stock units	6.0	2.9	11.1	11.1
Performance stock units	4.4	5.8	9.6	12.2
Employee stock purchase plan	0.5	0.6	1.4	1.5
Director compensation program/other	—	0.1	1.2	1.4
Total stock-based compensation expense	$16.6	$17.6	$41.3	$48.7

Note 4.Income Taxes
The effective income tax rate for the quarter and nine months ended February 26, 2012 was 24.7 percent and 25.7 percent, respectively, compared to an effective income tax rate of 23.8 percent and 26.1 percent for the quarter and nine months ended February 27, 2011, respectively. The increase in the effective income tax rate for the quarter ended February 26, 2012 as compared to the quarter ended February 27, 2011 is primarily attributable to the fiscal 2011 impact of the favorable resolution of prior year tax matters expensed in prior years in addition to the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act, an increase in the impact of FICA tax credits for employee reported

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

tips and the impact of solar energy tax credits. The decrease in the effective income tax rate during the nine months ended February 26, 2012 as compared to the nine months ended February 27, 2011 is primarily attributable to an increase in federal income tax credits related to the HIRE Act, an increase in the impact of FICA tax credits for employee reported tips and the impact of solar energy tax credits, partially offset by the fiscal 2011 impact of the favorable resolution of prior year tax matters expensed in prior years in addition to the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.
Included in our remaining balance of unrecognized tax benefits is $1.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

On October 3, 2011, we entered into a new $750.0 million revolving Credit Agreement (New Revolving Credit Agreement) with BOA, as administrative agent, and the lenders (New Revolving Credit Lenders) and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default customary for credit facilities of this type. As of February 26, 2012, we were in compliance with the covenants under the New Revolving Credit Agreement.
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
As of February 26, 2012, we had no outstanding balances under the New Revolving Credit Agreement. As of February 26, 2012, $287.7 million of commercial paper and $70.9 million of letters of credit were outstanding, which were backed by this facility. After consideration of borrowings then outstanding and commercial paper and letters of credit backed by the New Revolving Credit Agreement, as of February 26, 2012, we had $391.4 million of credit available under the New Revolving Credit Agreement.
On October 11, 2011, we issued $400.0 million aggregate principal amount of unsecured 4.500 percent senior notes due October 2021 (the New Senior Notes) under a registration statement filed with the SEC on October 6, 2010. Discount and

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance costs, which totaled $5.1 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2012. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 26, 2012, no adjustments to these interest rates had been made.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Anti-dilutive restricted stock and options	3.1	1.4	2.7	1.2

Note 7.Stockholders’ Equity
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 170.5 million shares of our common stock through February 26, 2012. Fiscal 2012 common stock repurchases are as follows:

	Three Months Ended		Nine Months Ended
	February 26, 2012		February 26, 2012
(in millions)	Shares	Total Cost	Shares	Total Cost
Common stock repurchased	1.8	$77.9	7.9	$357.0
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Service cost	$1.4	$1.4	$4.1	$4.4
Interest cost	2.2	2.4	6.7	7.2
Expected return on plan assets	(4.5)	(4.0)	(13.4)	(12.1)
Unrecognized prior service cost	—	0.1	—	0.1
Recognized net actuarial loss	1.6	1.1	4.7	3.4
Net periodic benefit cost	$0.7	$1.0	$2.1	$3.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	0.3	0.5	1.0	1.7
Recognized net actuarial loss	—	0.4	—	1.0
Net periodic benefit cost	$0.5	$1.1	$1.6	$3.4

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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 26, 2012, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Notional Values
(in millions)	February 26, 2012	May 29, 2011
Derivative contracts designated as hedging instruments
Natural gas	$—	$3.8
Foreign currency	6.7	20.7
Interest rate locks	—	150.0
Interest rate swaps	450.0	350.0
Equity forwards	24.3	18.0
Derivative contracts not designated as hedging instruments
Natural gas	$—	$7.7
Other commodities	7.1	12.7
Equity forwards	47.7	24.0
We periodically enter into natural gas futures, swaps and option contracts (collectively, natural gas contracts) to reduce

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the risk of variability in cash flows associated with fluctuations in the price of natural gas during the fiscal year. For a certain portion of our natural gas purchases, changes in the price we pay for natural gas is highly correlated with changes in the market price of natural gas. For these natural gas purchases, we designate natural gas contracts as cash flow hedging instruments. For the remaining portion of our natural gas purchases, changes in the price we pay for natural gas are not highly correlated with changes in the market price of natural gas, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these natural gas purchases, we utilize natural gas contracts as economic hedges. We currently have no natural gas contracts outstanding.
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
We entered into interest rate swap agreements with $150.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended February 26, 2012 and February 27, 2011, $0.7 million and $0.9 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the nine months ended February 26, 2012 and February 27, 2011, $2.2 million and $2.8 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 26, 2012, we were party to equity forward contracts that were indexed to 1.1 million shares of our common stock, at varying forward rates between $27.57 per share and $45.66 per share, extending through August 2016. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

selling, general and administrative expenses in our consolidated statements of earnings.
The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		February 26, 2012	May 29, 2011	February 26, 2012	May 29, 2011
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$—	$0.1	$—	$—
Equity forwards	(1)	—	0.4	—	—
Interest rate related	(1)	1.8	3.6	(36.6)	(23.2)
Foreign currency forwards	(1)	0.2	0.6	—	—
		$2.0	$4.7	$(36.6)	$(23.2)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$0.5	$0.6	$—	$—
Equity forwards	(1)	—	0.5	(0.1)	—
		$0.5	$1.1	$(0.1)	$—
Total derivative contracts		$2.5	$5.8	$(36.7)	$(23.2)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	February 26, 2012	February 27, 2011		February 26, 2012	February 27, 2011		February 26, 2012	February 27, 2011
Commodity	$(0.1)	$(0.3)	(2)	$(1.1)	$—	(2)	$—	$—
Equity	2.4	(1.9)	(3)	—	—	(3)	0.2	0.1
Interest rate	(3.5)	15.1	Interest, net	(1.1)	0.2	Interest, net	—	(0.5)
Foreign currency	0.6	(0.3)	(4)	0.2	0.6	(4)	—	—
	$(0.6)	$12.6		$(2.0)	$0.8		$0.2	$(0.4)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 26, 2012	February 27, 2011		February 26, 2012	February 27, 2011		February 26, 2012	February 27, 2011
Commodity	$(1.7)	$(0.3)	(2)	$(1.7)	$(0.9)	(2)	$—	$—
Equity	(2.0)	1.6	(3)	—	—	(3)	0.5	0.2
Interest rate	(67.0)	3.8	Interest, net	(1.8)	0.5	Interest, net	(0.7)	(0.8)
Foreign currency	0.4	(0.3)	(4)	0.7	0.7	(4)	—	—
	$(70.3)	$4.8		$(2.8)	$0.3		$(0.2)	$(0.6)

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

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	February 26, 2012	February 27, 2011			February 26, 2012	February 27, 2011
Interest rate	$(0.3)	$(0.5)	Interest, net	Fixed-rate debt	$0.3	$0.5	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 26, 2012	February 27, 2011			February 26, 2012	February 27, 2011
Interest rate	$(1.9)	$0.4	Interest, net	Fixed-rate debt	$1.9	$(0.4)	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
(in millions)
Commodity contracts	(1)	$(2.6)	$—	$(7.3)	$—
Equity forwards	(2)	1.5	(0.1)	0.7	1.7
Equity forwards	Selling, General and Administrative	4.5	(0.3)	1.9	1.7
		$3.4	$(0.4)	$(4.7)	$3.4

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 26, 2012, we expect to reclassify $5.3 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of February 26, 2012 and May 29, 2011:

Items Measured at Fair Value at February 26, 2012
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$14.6	$—	$14.6	$—
U.S. Treasury securities	(2)	13.2	13.2	—	—
Mortgage-backed securities	(1)	10.0	—	10.0	—
Derivatives:
Commodities futures, swaps & options	(3)	0.5	—	0.5	—
Equity forwards	(4)	(0.1)	—	(0.1)	—
Interest rate swaps	(5)	(34.8)	—	(34.8)	—
Foreign currency forwards	(6)	0.2	—	0.2	—
Total		$3.6	$13.2	$(9.6)	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of February 26, 2012, was $1.80 billion and $2.04 billion, respectively. The carrying value and fair value of long-term debt as of May 29, 2011, was $1.41 billion and $1.56 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of February 26, 2012:

Items Measured at Fair Value
(in millions)		Fair Value of Assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$0.8	$—	$—	$0.8
Long-lived assets held and used	(2)	—	—	—	—
Total		$0.8	$—	$—	$0.8

(1)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2012, long-lived assets held for disposal with a carrying amount of $0.9 million were written down to their fair value of $0.8 million, based on a review of comparable assets, resulting in an impairment charge of $0.1 million, which was included in losses from discontinued operations.

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

Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 26, 2012 and May 29, 2011, we had $99.2 million and $96.4 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 26, 2012 and May 29, 2011, we had $19.6 million and $16.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 26, 2012 and May 29, 2011, we had $5.7 million and $7.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of February 26, 2012 and May 29, 2011, amounted to $4.3 million and $5.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2013 through fiscal 2021.
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
Note 12. Application of New Accounting Standards
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align U.S. generally accepted accounting principles with International Financial Reporting Standards and to clarify the FASB's intent on various aspects of the fair value guidance. This update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This update is effective for us in our first quarter of fiscal 2013 and will be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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
Note 13. Subsequent Events
On March 22, 2012, the Board of Directors declared a cash dividend of $0.43 per share to be paid May 1, 2012 to all shareholders of record as of the close of business on April 10, 2012.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 26, 2012 and February 27, 2011.

	Three Months Ended		Nine Months Ended
	February 26, 2012	February 27, 2011	February 26, 2012	February 27, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.6	28.9	30.8	28.6
Restaurant labor	30.4	31.4	31.4	32.2
Restaurant expenses	14.3	14.5	15.2	15.2
Total cost of sales, excluding restaurant depreciation and amortization of 3.9%, 3.8%, 4.1% and 4.0%, respectively	75.3%	74.8%	77.4%	76.0%
Selling, general and administrative	9.2	9.8	9.5	10.0
Depreciation and amortization	4.1	4.1	4.4	4.3
Interest, net	1.3	1.2	1.3	1.3
Total costs and expenses	89.9%	89.9%	92.6%	91.6%
Earnings before income taxes	10.1	10.1	7.4	8.4
Income taxes	(2.5)	(2.4)	(1.9)	(2.2)
Earnings from continuing operations	7.6	7.7	5.5	6.2
Losses from discontinued operations	—	(0.1)	—	(0.1)
Net earnings	7.6%	7.6%	5.5%	6.1%

OVERVIEW OF OPERATIONS
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively Eddie V's) and all related assets and net working capital for $58.6 million in cash. The results of operations from Eddie V's, which are not material, are included in our consolidated financial statements from the date of acquisition.
Our sales from continuing operations were $2.16 billion and $5.93 billion for the third quarter and first nine months of fiscal 2012, respectively, compared to $1.98 billion and $5.51 billion for the third quarter and first nine months of fiscal 2011, respectively. The increases of 9.3 percent and 7.7 percent in sales for the third quarter and first nine months of fiscal 2012, respectively, were driven primarily by the operation of 80 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the third quarter of fiscal 2011 and blended U.S. same-restaurant sales increases for Olive Garden, Red Lobster and LongHorn Steakhouse of 4.1 percent and 3.0 percent for the third quarter and first nine months of fiscal 2012, respectively. For the third quarter of fiscal 2012, the increase in blended same-restaurant sales compares to an estimated increase of 2.6 percent for the Knapp-Track™ benchmark of U.S. same-restaurant sales excluding Darden. For the third quarter of fiscal 2012, our net earnings from continuing operations were $164.1 million compared to $151.7 million for the third quarter of fiscal 2011, an 8.2 percent increase, and our diluted net earnings per share from continuing operations were $1.25 for the third quarter of fiscal 2012 compared to $1.08 for the third quarter of fiscal 2011, a 15.7 percent increase. For the first nine months of fiscal 2012, our net earnings from continuing operations were $325.0 million compared to $340.8 million for the first nine months of fiscal 2011, a 4.6 percent decrease, and our diluted net earnings per share from continuing operations were $2.43 for the first nine months of fiscal 2012 compared to $2.42 for the first nine months of fiscal 2011, a 0.4 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 were primarily due to increased sales and lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales, which were partially offset by higher food and beverage costs as a percent of sales, and a higher effective income tax rate. In addition to an increase in earnings, a portion of the increase in diluted net earnings per share from continuing operations was due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock. The decrease in net earnings from continuing operations for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to higher food and beverage costs and depreciation and amortization expenses as a percent of sales, which were partially offset by increased sales and lower restaurant labor expenses and selling, general and administrative expenses as a percent of sales, and a lower effective income tax rate. While net earnings from continuing operations decreased, diluted net earnings per share from continuing operations increased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock.
SALES
Sales from continuing operations were $2.16 billion and $1.98 billion for the quarters ended February 26, 2012 and February 27, 2011, respectively. The 9.3 percent increase in sales for the third quarter of fiscal 2012 was driven by the operation of 80 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the third quarter of fiscal 2011 and a 4.1 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $956.8 million for the third quarter of fiscal 2012 were 5.5 percent above last year’s third fiscal quarter, driven by revenue from 33 net new restaurants and a U.S. same-restaurant sales increase of 2.0 percent. The increase in U.S. same-restaurant sales resulted from a 1.6 percent increase in same-restaurant guest counts combined with a 0.4 percent increase in average check. Red Lobster’s sales of $711.7 million for the third quarter of fiscal 2012 were 7.4 percent above last fiscal year’s third quarter, driven by a 6.0 percent increase in U.S. same-restaurant sales and revenue from eight net new restaurants. The increase in U.S. same-restaurant sales resulted from a 1.4 percent increase in same-restaurant guest counts, combined with a 4.6 percent increase in average check. LongHorn Steakhouse’s sales of $310.8 million for the third quarter of fiscal 2012 were 16.2 percent above last fiscal year’s third quarter, driven by revenue from 27 net new restaurants and a 6.7 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 7.2 percent increase in same-restaurant guest counts partially offset by a 0.5 percent decrease in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $178.1 million for the third quarter of fiscal 2012, which were 27.8 percent above last fiscal year’s third quarter, primarily driven by six new restaurants at Seasons 52, three new restaurants at Bahama Breeze, one new restaurant at The Capital Grille, and the addition of 11 Eddie V's purchased restaurants. Additionally, sales growth reflected same-restaurant sales increases of 5.7 percent at The Capital Grille, 5.9 percent at Bahama Breeze and 6.1 percent at Seasons 52.
Sales from continuing operations were $5.93 billion and $5.51 billion for the nine months ended February 26, 2012 and February 27, 2011, respectively. The 7.7 percent increase in sales for the first nine months of fiscal 2012 was driven by the operation of 80 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the third quarter of fiscal 2011 and a 3.0 percent blended U.S. same-restaurant sales increase for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $2.68 billion for the first nine months of fiscal 2012 were 2.5 percent above the same period last fiscal year, driven by revenue from 33 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 1.0 percent. The decrease in U.S. same-restaurant sales resulted from a 0.4 percent decrease in same-restaurant guest counts combined with a 0.6 percent decrease in average check. Red Lobster’s sales of $1.99 billion for the first nine months of fiscal 2012 were 9.3 percent above the same period last fiscal year, driven by a 7.8 percent increase in U.S. same-restaurant sales and revenue from eight net new restaurants. The increase in U.S. same-restaurant sales resulted from a 6.0 percent increase in same-restaurant guest counts combined with a 1.8 percent increase in average check. LongHorn Steakhouse’s sales of $818.9 million for the first nine months of fiscal 2012 were 14.1 percent above the same period last fiscal year, driven by revenue from 27 net new restaurants and a 6.0 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 5.7 percent increase in same-restaurant guest counts combined with a 0.3 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $443.8 million for the first nine months of fiscal 2012, which were 23.0 percent above the same period last fiscal year, primarily driven by six new restaurants at Seasons 52, three new restaurants at Bahama Breeze, one new restaurant at The Capital Grille, and the addition of 11 Eddie V's purchased restaurants. Additionally, sales growth reflected same-restaurant sales increases of 6.2 percent at The Capital Grille, 3.6 percent at Bahama Breeze and 3.6 percent at Seasons 52.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended February 26, 2012 Compared to Quarter Ended February 27, 2011
Total costs and expenses were $1.94 billion and $1.78 billion for the quarters ended February 26, 2012 and February 27,

2011, respectively. As a percent of sales, total costs and expenses were 89.9 percent in both the third quarter of fiscal 2012 and the third quarter of fiscal 2011.
Food and beverage costs were $661.7 million in the third quarter of fiscal 2012, an increase of $90.4 million, or 15.8 percent, from food and beverage costs of $571.3 million in the third quarter of fiscal 2011. As a percent of sales, food and beverage costs increased for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, primarily as a result of higher seafood and other food commodity costs and unfavorable menu-mix. Restaurant labor costs were $657.2 million in the third quarter of fiscal 2012, an increase of $36.0 million, or 5.8 percent, from restaurant labor costs of $621.2 million in the third quarter of fiscal 2011. Restaurant labor costs as a percent of sales decreased primarily as a result of sales leveraging, improved wage-rate management, and lower employee insurance claims costs, partially offset by higher manager incentive compensation, higher unemployment taxes and an increase in FICA taxes on higher reported tips. The increase in FICA tax expense on higher reported tips is fully offset in our consolidated earnings from continuing operations by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $308.4 million in the third quarter of fiscal 2012, an increase of $22.5 million, or 7.9 percent, from restaurant expenses of $285.9 million in the third quarter of fiscal 2011. As a percent of sales, restaurant expenses decreased in the third quarter of fiscal 2012 primarily due to sales leverage and lower credit card fees partially offset by higher workers' compensation and pre-opening expenses.
Selling, general and administrative expenses were $198.0 million in the third quarter of fiscal 2012, an increase of $3.2 million, or 1.6 percent, from selling, general and administrative expenses of $194.8 million in the third quarter of fiscal 2011. As a percent of sales, selling, general and administrative expenses decreased for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to sales leverage and lower performance-based compensation partially offset by unfavorable market-driven changes in fair value related to our non-qualified deferred compensation plans and higher media costs.
Depreciation and amortization expense was $88.9 million in the third quarter of fiscal 2012, an increase of $8.4 million, or 10.4 percent, from depreciation and amortization expense of $80.5 million in the third quarter of fiscal 2011. As a percent of sales, depreciation and amortization expense was flat in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 as an increase in depreciable assets related to new restaurants and remodel activities was offset by sales leveraging.
Net interest expense was $27.7 million in the third quarter of fiscal 2012, an increase of $3.7 million, or 15.4 percent, from net interest expense of $24.0 million in the third quarter of fiscal 2011. As a percent of sales, net interest expense for the third quarter of fiscal 2012 increased compared to the third quarter of fiscal 2011 primarily due to higher average long-term debt balances.
Nine Months Ended February 26, 2012 Compared to Nine Months Ended February 27, 2011

Total costs and expenses were $5.50 billion and $5.05 billion for the nine months ended February 26, 2012 and February 27, 2011, respectively. As a percent of sales, total costs and expenses increased from 91.6 percent for the first nine months of fiscal 2011 to 92.6 percent for the first nine months of fiscal 2012.
Food and beverage costs were $1.83 billion for the first nine months of fiscal 2012, an increase of $255.0 million, or 16.2 percent, from food and beverage costs of $1.57 billion for the first nine months of fiscal 2011. As a percent of sales, food and beverage costs increased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, primarily as a result of higher seafood and other food commodity costs and unfavorable menu-mix. Restaurant labor costs were $1.86 billion for the first nine months of fiscal 2012, an increase of $92.7 million, or 5.2 percent, from restaurant labor costs of $1.77 billion for the first nine months of fiscal 2011. Restaurant labor costs as a percent of sales decreased primarily as a result of sales leveraging and improved wage-rate management, partially offset by an increase in FICA taxes on higher reported tips, decreased labor efficiencies and higher unemployment taxes. The increase in FICA tax expense on higher reported tips is fully offset in our consolidated earnings from continuing operations by a corresponding income tax credit, which reduces income tax expense. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $901.2 million for the first nine months of fiscal 2012, an increase of $61.3 million, or 7.3%, from restaurant expenses of $839.9 million for the first nine months of fiscal 2011. As a percent of sales, restaurant expenses for the first nine months of fiscal 2012 were flat compared to the first nine months of fiscal 2011.
Selling, general and administrative expenses were $568.3 million for the first nine months of fiscal 2012, an increase of $12.4 million, or 2.2 percent, from selling, general and administrative expenses of $555.9 million for the first nine months of fiscal 2011. As a percent of sales, selling, general and administrative expenses decreased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to sales leveraging and favorable market-driven changes in fair value related to our non-qualified deferred compensation plans, partially offset by higher media costs.
Depreciation and amortization expense was $258.8 million for the first nine months of fiscal 2012, an increase of $23.6 million, or 10.0 percent, from depreciation and amortization expense of $235.2 million for the first nine months of fiscal 2011. As a percent of sales, depreciation and amortization expense increased for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to an increase in depreciable assets related to new restaurants and remodel activities, partially offset by sales leveraging.
Net interest expense was $74.5 million for the first nine months of fiscal 2012, an increase of $2.4 million, or 3.3 percent, from net interest expense of $72.1 million for the first nine months of fiscal 2011. As a percent of sales, net interest expense was flat for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 .
INCOME TAXES
The effective income tax rate for the quarter and nine months ended February 26, 2012 was 24.7 percent and 25.7 percent, respectively, compared to an effective income tax rate of 23.8 percent and 26.1 percent for the quarter and nine months ended February 27, 2011, respectively. The increase in the effective income tax rate for the quarter ended February 26, 2012 as compared to the quarter ended February 27, 2011 is primarily attributable to the fiscal 2011 impact of the favorable resolution of prior year tax matters expensed in prior years in addition to the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by an increase in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act, an increase in the impact of FICA tax credits for employee reported tips and the impact of solar energy tax credits. The decrease in the effective income tax rate during the nine months ended February 26, 2012 as compared to the nine months ended February 27, 2011 is primarily attributable to an increase in federal income tax credits related to the HIRE Act, an increase in the impact of FICA tax credits for employee reported tips and the impact of solar energy tax credits, partially offset by the fiscal 2011 impact of the favorable resolution of prior year tax matters expensed in prior years in addition to the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the third quarter of fiscal 2012, our net earnings from continuing operations were $164.1 million compared to $151.7 million in the third quarter of fiscal 2011, an 8.2 percent increase, and our diluted net earnings per share from continuing operations were $1.25 compared to $1.08 in the third quarter of fiscal 2011, a 15.7 percent increase. At Olive Garden, lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales were partially offset by higher food and beverage costs and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011. At Red Lobster, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for Red Lobster in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011. At LongHorn Steakhouse, lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales were partially offset by higher food and beverage costs and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased for LongHorn Steakhouse in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011. In addition to an increase in earnings, a portion of the increase in diluted net earnings per share from continuing operations was due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock.
For the first nine months of fiscal 2012, our net earnings from continuing operations were $325.0 million compared to $340.8 million for the first nine months of fiscal 2011, a 4.6 percent decrease, and our diluted net earnings per share from continuing operations were $2.43 compared to $2.42 for the first nine months of fiscal 2011, a 0.4 percent increase. At Olive Garden, higher food and beverage costs, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses. As a result, operating profit as a percent of sales decreased for the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011. At Red Lobster, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for Red Lobster for the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011. At LongHorn Steakhouse, higher food and beverage costs and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses, restaurant expenses and selling, general and administrative expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for LongHorn Steakhouse for the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011. While net earnings from continuing operations decreased, diluted net earnings per share from continuing operations increased due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock.
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
NUMBER OF RESTAURANTS
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2012, compared with the number open at the end of fiscal 2011 and the end of the third quarter of fiscal 2011.

	February 26, 2012	May 29, 2011	February 27, 2011
Red Lobster – USA	675	670	666
Red Lobster – Canada	27	28	28
Total	702	698	694
Olive Garden – USA	770	748	737
Olive Garden – Canada	6	6	6
Total	776	754	743
LongHorn Steakhouse	374	354	347
The Capital Grille	45	44	44
Bahama Breeze	28	26	25
Seasons 52	21	17	15
Eddie V's (1)	11	—	—
Other	2	1	—
Total	1,959	1,894	1,868

(1)	Represents the number of restaurants owned and operated by us as of the end of each period reported, and includes the restaurants acquired from Eddie V's on November 14, 2011.
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
On October 3, 2011, we entered into a new $750.0 million revolving Credit Agreement (New Revolving Credit Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 26, 2012, we were in compliance with all covenants under the New Revolving Credit Agreement. The New Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The New Revolving Credit Agreement also contains a sub-limit of $150.0 million for the issuance of letters of credit. Additional information regarding the terms and conditions of the New Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of February 26, 2012, we had no outstanding balances under the New Revolving Credit Agreement. As of February 26, 2012, $287.7 million of commercial paper and $70.9 million of letters of credit were outstanding, which are backed by this facility. After consideration of borrowings currently outstanding and commercial paper and letters of credit backed by the New Revolving Credit Agreement, as of February 26, 2012, we had $391.4 million of credit available under the New Revolving Credit Agreement.
On October 11, 2011, we issued $400.0 million aggregate principal amount of unsecured 4.500 percent senior notes due October 2021 (the New Senior Notes) under a registration statement filed with the Securities and Exchange Commission on October 6, 2010. Discount and issuance costs, which totaled $5.1 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2012. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
As of February 26, 2012, our long-term debt consisted principally of:

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$400.0 million of unsecured 4.500 percent senior notes due in October 2021;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•
An unsecured, variable rate $6.5 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

We also have $350.0 million of unsecured 5.625 percent senior notes due in October 2012 included in current liabilities as current portion of long-term debt. Upon maturity of the notes due October 2012, we expect to issue unsecured debt securities that will effectively refinance the notes due October 2012.
The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 26, 2012, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of February 26, 2012 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$287.7	$287.7	$—	$—	$—
Long-term debt (1)	2,962.7	457.6	175.1	264.1	2,065.9
Operating leases	896.6	147.9	259.7	199.8	289.2
Purchase obligations (2)	684.0	606.9	61.1	16.0	—
Capital lease obligations (3)	96.0	5.2	10.8	11.3	68.7
Benefit obligations (4)	458.8	42.7	76.0	84.5	255.6
Unrecognized income tax benefits(5)	18.8	2.0	11.7	5.1	—
Total contractual obligations	$5,404.6	$1,550.0	$594.4	$580.8	$2,679.4
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$118.8	$118.8	$—	$—	$—
Guarantees (7)	5.7	1.2	2.2	1.4	0.9
Total commercial commitments	$124.5	$120.0	$2.2	$1.4	$0.9

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 1.6 percent. Excludes issuance discount of $5.5 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $39.6 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2021.

(5)	Includes interest on unrecognized income tax benefits of $1.9 million, $0.3 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $99.2 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, $70.9 million of which are backed by our New Revolving Credit Agreement, letters of credit for $0.9 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $18.7 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and nine months ended February 26, 2012, we repurchased 1.8 million and 7.9 million shares of our common stock, respectively, compared to 2.3 million and 6.3 million shares of our common stock during the quarter and nine months ended February 27, 2011, respectively. As of February 26, 2012, we have repurchased a total of 170.5 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations decreased to $550.5 million for the first nine months of fiscal 2012, from $662.7 million for the first nine months of fiscal 2011. The decrease was primarily due to the timing of inventory purchases and the settlement of our October 2011 treasury-lock instruments.
Net cash flows used in investing activities of continuing operations increased to $559.8 million for the first nine months of fiscal 2012, from $390.5 million for the first nine months of fiscal 2011, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $483.4 million for the first nine months of fiscal 2012, compared to $390.1 million for the first nine months of fiscal 2011. The increased expenditures for the first nine months of fiscal 2012 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2012. Net cash used in the acquisition of Eddie V's was $58.6 million.
Net cash flows provided by financing activities of continuing operations were $27.4 million for the first nine months of fiscal 2012, compared to net cash flows used in financing activities of $432.3 million for the first nine months of fiscal 2011. During October 2011, we completed the offering of $400.0 million of New Senior Notes, resulting in net proceeds of $394.9 million which were used to effectively refinance the $225.0 million of long-term notes that we repaid at maturity during fiscal 2011 and a portion of our outstanding short-term debt. Purchases of treasury stock were $357.0 million during the first nine months of fiscal 2012, an increase from purchases of $275.9 million during the first nine months of fiscal 2011. Net cash flows from financing activities for the first nine months of fiscal 2012 included the repayment of $1.5 million of long-term debt as compared to $151.5 million in the first nine months of fiscal 2011, net proceeds from the issuance of short-term debt of $102.2 million in the first nine months of fiscal 2012, as compared to $64.0 million in the first nine months of fiscal 2011. Net cash flows from financing activities also included $168.6 million in dividends paid for the first nine months of fiscal 2012, compared to $132.0 million in dividends paid for the first nine months of fiscal 2011. In June 2011, our Board of Directors approved an increase in the quarterly dividend to $0.43 per share, which indicates an annual dividend of $1.72 per share in fiscal 2012. In fiscal 2011, we paid quarterly dividends of $0.32 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2011 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 26, 2012, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $780.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $805.3 million as of February 26, 2012, compared to $663.8 million as of May 29, 2011. The increase was primarily due to higher inventory levels related to the timing of inventory purchases.
Our current liabilities totaled $1.90 billion as of February 26, 2012, compared to $1.29 billion as of May 29, 2011. The increase was primarily due to an increase in short-term debt related to our use of short-term financing to repurchase shares of our common stock and capital expenditures, the reclassification of long-term debt maturing within the next year and an increase in unearned revenues primarily related to seasonal fluctuations in sales and redemptions of our gift cards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 26, 2012, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $43.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $126.3 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2012 averaged $1.81 billion, with a high of $2.04 billion and a low of $1.55 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 26, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2012.
During the fiscal quarter ended February 26, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 26, 2012. Since commencing repurchases in December 1995, we have repurchased a total of 170.5 million shares through February 26, 2012 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 28, 2011 through January 1, 2012	1,744,438	$43.85	1,744,438	16,893,219
January 2, 2012 through January 29, 2012	10,349	$45.72	10,349	16,882,870
January 30, 2012 through February 26, 2012	17,988	$49.33	17,988	16,864,882
Total	1,772,775	$43.91	1,772,775	16,864,882

(1)
All of the shares purchased during the quarter ended February 26, 2012 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.Mine Safety Disclosures
Not applicable.
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

DARDEN RESTAURANTS, INC.

Dated:	April 2, 2012	By:	/s/ C. Bradford Richmond
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