Form 10-K
period 2012-05-27
DARDEN RESTAURANTS INC
filed 2012-07-20
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 27, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, without par value and Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $44.60 per share as reported on the New York Stock Exchange on November 25, 2011, was approximately: $5,784,642,000.
Number of shares of Common Stock outstanding as of May 27, 2012: 129,027,000 (excluding 160,003,752 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 18, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after May 27, 2012, are incorporated by reference into Part III of this Report, and portions of the registrant’s Annual Report to Shareholders for the fiscal year ended May 27, 2012 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 27, 2012

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2013, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”.

PART I
ITEM 1. BUSINESS
Introduction
Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 423 million meals in fiscal 2012. As of May 27, 2012, we operated through subsidiaries 1,994 restaurants in the United States and Canada. In the United States, we operated 1,961 restaurants in all 50 states, including 677 Red Lobster®, 786 Olive Garden®, 386 LongHorn Steakhouse®, 46 The Capital Grille®, 30 Bahama Breeze®, 23 Seasons 52®, eight Eddie V's Prime Seafood® and three Wildfish Seafood Grille® restaurants, and two test “synergy restaurants” which house both a Red Lobster and Olive Garden restaurant in the same building. In Canada, we operated 33 restaurants, including 27 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Central Florida that are owned by joint ventures we manage. None of our restaurants in the United States or Canada are franchised. Of our 1,994 restaurants in the United States and Canada open on May 27, 2012, 1,016 were located on owned sites and 978 were located on leased sites. As of May 27, 2012, we also had 28 restaurants outside the United States and Canada operated by independent third parties pursuant to area development and franchise agreements, including five LongHorn Steakhouse restaurants in Puerto Rico, 22 Red Lobster restaurants in Japan, and one Red Lobster restaurant in Dubai.
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
We have a 52/53 week fiscal year ending the last Sunday in May. Our 2012, 2011 and 2010 fiscal years, which ended May 27, 2012, May 29, 2011 and May 30, 2010, respectively, each had 52 weeks.
The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.
Background
We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 704 restaurants in the United States and Canada by the end of fiscal 2012. Olive Garden, an internally developed Italian restaurant brand, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2012 had expanded to 792 restaurants in the United States and Canada. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2012 increased by six and 38, respectively, as compared to the end of fiscal 2011.
Bahama Breeze is an internally developed brand that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2012, there were 30 Bahama Breeze restaurants in the United States, and the number of restaurants had increased by four as compared to the end of fiscal 2011.
Seasons 52 is an internally developed brand that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2012, there were 23 Seasons 52 restaurants in the United States, and the number of restaurants had increased by six as compared to the end of fiscal 2011.

1 Source: Nation’s Restaurant News, “Top 100 Companies Ranked by U.S. Foodservice Revenue,” June 25, 2012 (based on U.S. food and beverage revenue from company-owned restaurants).

On October 1, 2007, we completed the acquisition of the common stock of RARE Hospitality International, Inc. (“RARE”). RARE owned and operated two principal restaurant brands, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the full service dining premium steakhouse category. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2012, there were 386 LongHorn Steakhouse and 46 The Capital Grille restaurants in the United States, and the number of restaurants open had increased by 32 and two, respectively, as compared to the end of fiscal 2011.
In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building. At the end of fiscal 2012, we had two synergy restaurants in operation in the United States.
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively, "Eddie V's"). Eddie V's is a leading luxury seafood brand with locations in Arizona, California and Texas at the time of the acquisition. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2012, there were 11 Eddie V's restaurants in the United States.
Our Specialty Restaurant Group was formed at the time of the RARE acquisition to support the operations of The Capital Grille, Seasons 52 and Bahama Breeze restaurants. Eddie V's joined the Specialty Restaurant Group as well. The Specialty Restaurant Group is an integrated portfolio of growth-oriented small to medium size, full service restaurant brands. Our differentiated brands in this group focus on culinary and beverage innovation and exceptional service.
The following table shows our growth and lists the number of restaurants operated in the United States and Canada by each of our brands for the fiscal years indicated. The table excludes our restaurants located outside the United States and Canada operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales for the fiscal years indicated.
Company-Owned Restaurants in the United States and Canada Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's and Wildfish	Total Restaurants (1)	Total Company Sales ($ in Millions) (2)(3)
1970	6							6	3.5
1971	24							24	9.1
1972	47							47	27.1
1973	70							70	48.0
1974	97							97	72.6
1975	137							137	108.5
1976	174							174	174.1
1977	210							210	229.2
1978	236							236	291.4
1979	244							244	337.5
1980	260							260	397.6
1981	291							291	528.4
1982	328							328	614.3
1983	360	1						361	718.5
1984	368	2						370	782.3
1985	372	4						376	842.2
1986	401	14						415	917.3
1987	433	52						485	1,097.7
1988	443	92						535	1,300.8
1989	490	145						635	1,621.5
1990	521	208						729	1,927.7
1991	568	272						840	2,212.3
1992	619	341						960	2,542.0

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's and Wildfish	Total Restaurants (1)		Total Company Sales ($ in Millions) (2)(3)
1993	638	400						1,038		2,737.0
1994	675	458						1,133		2,963.0
1995	715	477						1,192		3,163.3
1996	729	487			1			1,217		3,191.8
1997	703	477			2			1,182		3,171.8
1998	682	466			3			1,151		3,261.6
1999	669	464			6			1,139		3,432.4
2000	654	469			11			1,134		3,671.3
2001	661	477			16			1,154		3,966.2
2002	667	496			22			1,185		4,303.5
2003	673	524			25	1		1,223		4,530.4
2004	680	543			23	1		1,247		4,794.7
2005	679	563			23	3		1,268		4,977.6
2006	682	582			23	5		1,292		5,353.6
2007	680	614			23	7		1,324		5,567.1
2008	680	653	305	32	23	7		1,700		6,626.5
2009	690	691	321	37	24	8		1,771		7,217.5
2010	694	723	331	40	25	11		1,824		7,113.1
2011	698	754	354	44	26	17		1,894	(4)	7,500.2
2012	704	792	386	46	30	23	11	1,994	(4)	7,998.7

(1)
Includes only restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations.

(2)
From fiscal 1996 forward, includes only net sales from continuing operations and excludes sales related to all restaurants that were closed and considered discontinued operations. Periods prior to fiscal 1996 include total sales from all of our operations, including sales from restaurant brands that are no longer owned or operated by us. Total company sales from 1970 through fiscal 1995 were included in the consolidated operations of our former parent company, General Mills, Inc., prior to our spin-off as a separate publicly traded corporation in May 1995.

(3)
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605 requires sales incentives to be classified as a reduction of sales. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2012. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Includes one test synergy restaurant in 2011 and two in 2012, housing two restaurant brands in the same building.
Strategy
The restaurant industry is generally considered to be comprised of two segments: quick service and full service. The full service segment is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the full service segment. We believe we have strong brands, and that the breadth and depth of our experience and expertise sets us apart in the full service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including brand management excellence, restaurant operations excellence, supply chain, talent management and information technology, among other things.
To support future growth, we are striving to change in two important ways: we are modifying our organizational structure so we can better leverage our existing experience and expertise, and we are adding new expertise in additional areas that are critical to future success. In the past two years we have created enterprise-level marketing and restaurant operations units and established forward-looking strategy units in our finance and information technology functions. We have initiatives focusing on our Specialty Restaurant Group, enterprise-level sales building, digital guest and employee engagement, health and wellness, and centers of excellence. We plan to grow by leveraging our expertise and new capabilities to increase same-restaurant sales, increase the number of restaurants in each of our existing brands, and develop or acquire additional brands that can be expanded profitably. We also continue to pursue other avenues of new business development, including franchising our restaurants outside of the U.S. and Canada, testing "synergy restaurants" and other formats to expand our brands, and selling consumer packaged goods such as Olive Garden salad dressing.
The total sales growth we envision should increase the cost-effectiveness of our support platform. However, we also plan to supplement our conventional incremental year-to-year cost management efforts with an ongoing focus on identifying and pursuing transformational multi-year cost reduction opportunities. In fiscal 2013, we plan to continue to implement the four transformational initiatives that were our focus last year - further automating our supply chain, significantly reducing the use of energy, water and cleaning supplies in our restaurants, centralizing management of our restaurant facilities and optimizing labor costs within our restaurants.
While we are a leader in the full service dining segment, we know we cannot be successful without a clear sense of who we are. Ours is a people business, and our core purpose is “To nourish and delight everyone we serve.” This core purpose is supported by our core values:

•	Integrity and fairness;

•	Respect and caring;

•	Diversity;

•	Always learning/always teaching;

•	Being “of service;”

•	Teamwork; and

•	Excellence.

Our mission is to be “The best, now and for generations... and a place where people can achieve their dreams.” We feel we have a compelling opportunity to create a company that's more valuable and valued - a company that matters. We believe we can achieve this goal by continuing to build on our strategy to be a brand-building company which is focused on:

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
Most dinner entrée prices range from $11.25 to $33.75, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch entrée prices range from $7.25 to $14.75. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay Biscuits as a guest desires. During fiscal 2012, the average check per person was approximately $20.25 to $20.75, with alcoholic beverages accounting for 7.7 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.
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

Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $7.00 to $16.50. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. For fiscal 2012, the average check per person was approximately $16.00 to $16.50, with alcoholic beverages accounting for 7.6 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse restaurants are full service establishments serving both lunch and dinner in an attractive and inviting atmosphere reminiscent of the classic American West. With locations in 35 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib.
Most dinner menu entrée prices range from $12.00 to $23.00, and most lunch menu entrée prices range from $7.00 to $15.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2012, the average check per person was approximately $18.50 to $19.00, with alcoholic beverages accounting for 9.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.

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
Most dinner menu entrée prices range from $33.00 to $49.00 and most lunch menu entrée prices range from $12.00 to $37.00. During fiscal 2012, the average check per person was approximately $70.00 to $72.00, with alcoholic beverages accounting for 29.7 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Bahama Breeze
Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine, but improved the guest experience and unit economics sufficiently at the remaining restaurants that we have restarted modest unit growth. We opened one Bahama Breeze restaurant during each of fiscal years 2009 through 2011, and four during fiscal 2012.
Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $7.00 to $16.50. During fiscal 2012, the average check per person was approximately $23.00 to $23.50, with alcoholic beverages accounting for 22.4 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a lower-priced children’s menu.
Seasons 52
Seasons 52 is a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering a fresh dining experience that celebrates living well. Nothing on the menu is more than 475 calories from the signature flat breads and popular Mini Indulgence deserts, to the entrees that are inspired by the seasons and tastes of a farmer's market. It offers an international wine list of more than 90 wines, with approximately 60 available by the glass. Seasons 52 also offers a variety of experiences. Its private dining rooms create the ideal environment for many social and business events, the Chef's Table provides a unique and intimate setting for chef-hosted customizable food and wine paring events, while the piano bar, featuring live music every night, is a great place to unwind and enjoy the warm, inviting ambiance.
Most dinner menu entrée prices at Seasons 52 range from $13.00 to $29.00, and most lunch entrée prices range from $10.00 to $20.00. During fiscal 2012, the average check per person was approximately $38.75 to $39.25, with alcoholic beverages accounting for 27.3 percent of Seasons 52's sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.

Eddie V's
Inspired by the great classic restaurants of New Orleans, San Francisco and Boston, Eddie V's opened in 2000 with an emphasis on prime seafood creations, USDA prime beef and chops, and fresh oyster bar selections. The ambiance is sophisticated and contemporary, with live nightly music in the V-Lounge. Guests are promised an intimate and comfortable dining experience "where your pleasure is our sole intention."
Synergy Restaurants
In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building, but with separate front doors, dining rooms and brand-specific menus. The shared building is designed to keep the guest experience the same while delivering cost efficiencies. We developed this concept to test expansion into smaller markets that would not meet our population density requirements to build a single brand. Future synergy restaurants may not be limited to Red Lobster and Olive Garden combinations, but could involve our other brands as well. We opened a second synergy test location during fiscal 2012.
Recent and Planned Restaurant Growth
During fiscal 2012, we opened 89 net new restaurants in the U.S. and Canada. Our actual and projected net new openings in the U.S. and Canada from continuing operations by brand are shown below.

	Actual Net New Restaurant Openings Fiscal 2012	Projected Net New Restaurant Openings Fiscal 2013
Red Lobster	6	1-3
Olive Garden	38	35-40
LongHorn Steakhouse	32	44-48
Specialty Restaurant Group
The Capital Grille	2	3
Bahama Breeze	4	3-4
Seasons 52	6	7-8
Eddie V's	0(1)	1
Synergy restaurants	1	4
Totals	89	About 100-110
(1) Excludes acquisition of 11 Eddie V's restaurants during fiscal 2012.

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

In connection with our growth objectives, on July 12, 2012, we entered into an Agreement and Plan of Merger to acquire Yard House USA, Inc. (“Yard House”) for $585 million in an all-cash transaction. Yard House, which launched its first restaurant in 1996, now has 39 restaurants across 13 states, and offers contemporary American cuisine with chef-inspired recipes and ethnic flavors along with a wide range of draft beers and other beverages in a stylish and energetic setting. The brand is expected to become part of our Specialty Restaurant Group, and the merger, which is subject to certain conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “Hart-Scott Act”) and customary closing conditions, is expected to be completed early in the second quarter of fiscal 2013.
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

The following table illustrates the approximate average capital investment, size and dining capacity of the 8 Red Lobster restaurants (six new restaurants and two relocations), 38 Olive Garden restaurants (38 new restaurants and no relocations) and the 34 LongHorn Steakhouse restaurants (34 new restaurants and no relocations) opened during fiscal 2012. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,112,000	6,366	221	49
Olive Garden	$4,093,000	7,574	237	58
LongHorn Steakhouse	$3,267,000	6,207	222	48

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.
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
During fiscal 2010, we permanently closed three Red Lobster and three LongHorn Steakhouse restaurants. During fiscal 2011, we permanently closed one Red Lobster, two Olive Garden and two LongHorn Steakhouse restaurants. During fiscal 2012, we permanently closed one Red Lobster and two LongHorn Steakhouse restaurants. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.
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
Each typical Red Lobster and Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has three to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs 50 to185 hourly employees, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to ten restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.
Each Bahama Breeze restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V's restaurant is led by a managing partner. Each also has one to four assistant managers. Each The Capital Grille, Seasons 52 and Eddie V's restaurant has one to three chefs, and each Bahama Breeze restaurant has one to three kitchen managers. In addition, each restaurant typically employs 50 to 185 hourly employees, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.
Our Learning Center of Excellence in partnership with each brand’s head of training, together with senior operations executives, are responsible for developing and maintaining our operations training programs. These efforts include a 12 to 15-week training program for management trainees (8 to 9 weeks in the case of internal promotions) and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

At the level above director of operations, we are implementing a new operations leadership structure at Red Lobster, Olive Garden and LongHorn Steakhouse. We are adding new leadership roles between our directors of operations and our Senior Vice

Presidents of Operations. These new roles - Regional Vice President or Managing Director - will each report to a Senior Vice President of Operations and help further strengthen our restaurant operations expertise by elevating the execution required to build guest loyalty and enhance our talent development capacity in the field. This change also reduces the span of control for our Senior Vice Presidents of Operations, allowing them to focus on identifying new tools, support and operations strategies required to sustainably grow guest counts and sales in their particular division and better enable talent rotation and sharing across our brands.
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
Purchasing and Distribution
Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers whose products originate in more than 30 countries. Suppliers must meet various of our requirements and strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.
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

All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers.   We continue to progress in automating our supply chain allowing our suppliers, logistics partners and distributors to improve optimization with information visibility.  Through our subsidiary, Darden Direct Distribution, Inc., and unique long-term agreements with our third party national distribution companies we maintain inventory ownership in dedicated environments where practical.  Darden Direct further enables our purchasing staff to integrate demand forecasts into long-term agreements driving efficiencies in production economics when we collaborate with vendors.  We continue to invest in new technologies to improve our purchasing and restaurant operations. During fiscal 2012, we completed the implementation of “iKitchen,” a web-based software system, to our regional suppliers. The system is designed to more efficiently handle restaurant product orders, receiving, invoice approval and inventories. This improves the ability of our logistics infrastructure to replenish restaurants with the right products, at the right price and with just-in-time delivery.  Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
Our supplier diversity program is an integral part of our purchasing efforts. Through this program, we identify minority and women-owned vendors and assist them in establishing supplier relationships with us. We are committed to the development and growth of minority and women-owned enterprises, and during fiscal 2012 we spent approximately 5.9 percent and 3.6 percent, respectively, of our purchasing dollars with those firms.

Advertising and Marketing
We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising, and Red Lobster with cable and digital advertising. LongHorn Steakhouse currently uses local television advertising, and began national cable television advertising in fiscal 2011. The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract guests. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain guests. During fiscal 2012, Olive Garden, Red Lobster and LongHorn Steakhouse launched electronic gift cards that can be ordered on our brand websites and sent instantly online. Buyers can personalize these e-gift cards by recording their voices, attaching photos and letting Facebook friends know they have bought a card. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving expectations.
In fiscal 2013, we will begin efforts to consolidate our brands into a single digital platform, strengthen brand relevance and drive longer-term sales growth. In fiscal 2013, we expect to be in the marketplace with a much enhanced "To Go!" takeout operation at Olive Garden to respond to guests' increasing need for convenience, and a national Spanish language advertising campaign for Red Lobster to increase awareness among and visits from Hispanic and Latino consumers. We also have initiatives involving a web and text ahead reservation program and targeted marketing programs. For more information about our new technology platforms, see "Information Technology" below.

Employees
At the end of fiscal 2012, we employed approximately 180,000 people in the United States and Canada. Of these employees, approximately 169,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida. Our operating executives have an average of more than 16 years of experience with us. The restaurant general managers and managing partners average 13 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
In January 2012, we were recognized for the second consecutive year by FORTUNE magazine as one of the “100 Best Companies to Work For” in America. We are the largest employer on the list and remain the only full-service restaurant company to ever appear on the list. We are committed to fostering a strong, values-based culture where employees can learn, thrive and grow.
Consistent with our core value of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 43 percent of our employees are minorities, and 52 percent are women. Both percentages rank above average in our industry. In addition, in December 2011 we scored 90 out of 100 on the Human Rights Campaign 2012 Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender employees, the highest score among the nine restaurant companies rated in the report.
Consistent with our core values of respect and caring and teamwork, in 1999 we established a program called Darden Dimes to help fellow colleagues in need. Darden Dimes has helped employees weather the after-effects of hurricanes and other natural disasters, severe medical problems and other personal difficulties. Participating employees donate at least 10 cents from each paycheck to the Darden Dimes fund, which raises more than $1.5 million annually.
Information Technology
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented technology-enabled business solutions targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Over the past few years, we implemented a new meal pacing system, in all Olive Garden and Red Lobster locations, designed to properly pace the preparation of menu items, based on cook-time, to enhance the guest’s experience and enhance restaurant capacity by increasing table turns. During fiscal 2012, Bahama Breeze, LongHorn Steakhouse and Seasons 52 piloted and implemented this meal pacing system in their locations. During fiscal 2011, Olive Garden implemented a new table management system to enhance the guest experience by providing accurate wait times and enhance restaurant capacity by increasing table turns. During fiscal 2012, LongHorn Steakhouse piloted and implemented the table management system in its locations. In addition, during fiscal 2012, we completed the implementation of a talent acquisition system across all brands to help streamline the hiring process for front line employee candidates.
In fiscal 2013, we are initiating a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These technology platforms will be leveraged across all brands to build guest loyalty. Ultimately this multi-year effort will be integrated into all guest touch points including restaurant operating systems to enable compelling personalized guest experiences.
Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida. A high-speed data network sends and receives critical business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both the actual data and the physical assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup via a large diesel generator. We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware. This allows processing power to be distributed effectively to each of our restaurants.
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
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We expect intense competition to continue in all of these areas.
Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 27, 2012, all but three of our 1,994 restaurants in operation in the U.S. and Canada were company-owned and operated. Those three restaurants are located in Central Florida and are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We also franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee as part of an agreement that was executed prior to our 2007 acquisition of RARE. In April 2012, we entered into a new area development agreement with this same franchisee to develop and operate our Olive Garden and LongHorn Steakhouse brands in Puerto Rico. The new agreement calls for the franchisee to initially develop a minimum of three additional LongHorn and eight Olive Garden restaurants over the next seven years.
Our restaurant operations outside of North America are conducted through area development and franchise agreements. We have an agreement with an unaffiliated Japanese corporation that operated 22 Red Lobster restaurants in Japan as of May 27, 2012. In October 2010, we entered into a formal agreement with an unaffiliated operator to develop and operate Red Lobster,

Olive Garden and LongHorn Steakhouse restaurants in the Middle East. The agreement calls for the operator to develop a minimum of 60 restaurants in Bahrain, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and the United Arab Emirates over the next five years. As of May 27, 2012, one restaurant, a Red Lobster in Dubai, had opened under this agreement. In August 2011, we entered into an agreement with a third party restaurant operator to develop and operate Red Lobster, Olive Garden and The Capital Grille brands in Mexico. The agreement calls for the operator to initially develop a minimum of 37 restaurants in Mexico over the next five years. As of May 27, 2012, no restaurants had as yet opened under this agreement. We do not have an ownership interest in any of these franchisees, but we receive royalty income under the area development and franchise agreements. The amount of income we derive from our joint venture and franchise arrangements is not material to our consolidated financial statements.
We continue to explore additional avenues of new business development. During fiscal 2012, we began selling Olive Garden's Italian salad dressing and shredded cheese in Sam's Club® stores across the country. The products will be sold at Sam's Club stores exclusively for one year while we continue to evaluate this and other opportunities to market consumer packaged goods. We also are researching and developing proprietary technology for aquaculture lobster farming. Construction of a pilot hatchery in Malaysia should begin next fiscal year.
Seasonality
Our sales volumes fluctuate seasonally. During each of fiscal years 2012, 2011 and 2010, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During fiscal 2012, 9.5 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2012 have not had a material effect on our operations.
We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2012, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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
Sustainability

Over the last several years, we have come to see that our commitment to sustainability is a central part of achieving our larger purpose. While we have long addressed various aspects of sustainability, such as seafood stewardship, in recent years we have strived to develop a more integrated and strategic approach to managing sustainability issues.

First, we know having clear governance and accountability mechanisms are essential to meeting our sustainability commitments. Leadership for our sustainability strategy and commitments resides at three levels: Board of Directors, Executive Leadership and Senior Management. We coordinate implementation of our sustainability strategy, stakeholder engagement and communications through a small team within our Government and Community Affairs department. Our Sustainability Leadership Council consists of executives from most brands and business units, including operations, supply chain, human resources and business development. Three cross-functional teams are tasked with developing and managing specific sustainability initiatives: Energy, Water and Waste; Supply Chain; and, Operations Culture.

Second, our business fundamentally relies on natural resources: from the energy we use to light, cool and heat our restaurants, to the water we use to cook and clean. To drive performance, we set ambitious targets. We committed to reduce our per restaurant energy and water use 15 percent by 2015 and, over time, send zero waste to landfill. Since fiscal 2008, we have reduced per restaurant energy usage by almost 8% and water by 17 percent. Additionally, at our Restaurant Support Center (RSC) in Orlando (LEED Gold), we unveiled a 1.1 megawatt solar panel installation, the largest private solar array in Florida, which generates 15 to 20 percent of the RSC's annual energy demands. We also reduced packaging and paper use in our kitchens; recycled 100 percent of our yellow grease; and expanded cardboard and single-stream recycling in over 50 percent and 30 percent of restaurants, respectively; and, through Darden Harvest, donated over 10 million pounds of food in fiscal 2011 and fiscal 2012, bringing our total to 56 million pounds since 2004.

Third, as a restaurant company, we rely on healthy marine and agricultural ecosystems to provide the ingredients we use to serve over 423 million meals each year. That's why, over the past few years, one of our key areas of focus has been to understand and manage sustainability issues in our supply chain and explore how we can use our scale and influence as a catalyst for positive change. We've established expectations for and regularly engage our suppliers on a range of sustainability issues, including the launch of a Supplier Packaging Optimization program, addressed human and labor rights through our Supplier Code of Conduct, advanced seafood sustainability through our Sustainable Fisheries Mission and GAA certification requirements, and addressed concerns through our Animal Welfare Working Group by establishing clear principles and supporting grants for research. One example was our announcement at the Clinton Global Initiative's Annual Meeting in September 2011, to rebuild troubled fisheries through fishery improvement projects in and around the Gulf of Mexico with partners Publix Super Markets and the Sustainable Fisheries Partnership.

While global sustainability challenges necessitate a global response, we understand their potential impact to us, either through increased energy costs or commodity prices, the depletion of certain species of seafood and/or other disruptions to our food supply chain. In this challenge, we see opportunity. Conservation will be a competitive advantage - it will lower our operating costs, insulate our supply chain, help us attract and retain employees - all increasing the success of our business.

More information about our sustainability strategy, how we are implementing that strategy and our progress to date is available through our sustainability report available on our website at www.darden.com/sustainability.
Health and Wellness
In September 2011, we announced a comprehensive health and wellness commitment to reduce our calorie and sodium footprints and to provide greater choice and variety on our children's menus. We were joined at an Olive Garden restaurant in

Hyattsville, Maryland, by First Lady Michelle Obama and the Partnership for a Healthier America to announce our commitment. Across our brands, we are working toward a 10 percent reduction of calories and sodium over five years and a 20 percent reduction of calories and sodium over 10 years. And we are establishing specific nutrition standards to guide the development of our children's meals to simplify parents' search for healthier options that their children enjoy.
Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people. That defines service for Darden. The Darden Restaurants, Inc. Foundation ("Foundation") works to bring to life this spirit of service through its philanthropic support of charitable organizations across the country as well as the volunteer involvement of our employees. The Foundation does this by focusing its philanthropic efforts on the following key program areas: access to postsecondary education; preservation of natural resources; and good neighbor grants.
In April 2012, the Foundation announced it was awarding more than $1.7 million to nearly 900 nonprofit organizations in communities across the U.S. and Canada as part of its inaugural Darden Restaurants Community Grants Program. The local grants program is intended to help support nonprofit organizations in the hundreds of communities we serve. Each of our restaurants had the opportunity to help award a $1,000 grant to a nonprofit organization in its local community.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business, including its annual Community Service Report, is available on our website at www.darden.com.
Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 56, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 56, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Koch Industries), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products.

James J. (J.J.) Buettgen, age 51, has been our Senior Vice President, Chief Marketing Officer since June 2011. Previously, he served as our Senior Vice President, New Business Development from May 2007 until June 2011. He served as our Senior Vice President and President of Smokey Bones Barbeque & Grill, a restaurant concept formerly owned and operated by us, from November 2004 until May 2007, and our Senior Vice President and President-designate of Smokey Bones from August 2004 until November 2004. From July 2003 until August 2004, he was President of Big Bowl Asian Kitchen, a casual dining company owned by Brinker International, Inc., a restaurant operator, and from October 2002 until June 2003 he was Senior Vice President of Marketing and Brand Development for Brinker. From 1999 to 2002, he was Senior Vice President of Marketing and Sales for Disneyland Resorts, a division of the Walt Disney Company, where he helped launch Disney's California Adventure theme park, and from 1998 to 1999 was Senior Vice President of Marketing for Hollywood Entertainment Group, a video retailer. He held several marketing posts with our former parent company, General Mills, Inc., a manufacturer and marketer of consumer food products, from 1989 through 1994. From 1994 to 1998, he was Vice President of Marketing for Olive Garden until being promoted to Senior Vice President of Marketing for Olive Garden in 1998.

John H. Caron, age 54, has been our President, Olive Garden since June 2011. He served as our Senior Vice President, Chief Marketing Officer from April 2010 to June 2011. From 2003 to April 2010, he was Executive Vice President of Marketing for Olive Garden. From 1985 until joining us, he held various positions at Unilever Bestfoods North America, including Vice President and General Manager of Beverages from 2000 to 2002.

David C. George, age 56, has been our President of LongHorn Steakhouse since our acquisition of RARE Hospitality International, Inc. on October 1, 2007. Prior to the acquisition, he served as RARE's President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE's Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE's Vice President of Operations for The Capital Grille.

Eugene I. (Gene) Lee, Jr., age 51, has been President of our Specialty Restaurant Group since our acquisition of RARE Hospitality International, Inc. on October 1, 2007. Prior to the acquisition, he served as RARE's President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE's Executive Vice President and Chief Operating Officer.

Kim A. Lopdrup, age 54, has been our Senior Vice President, Business Development since June 2011. He served as our President, Red Lobster from May 2004 until June 2011. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster.  From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (“ADQSR”), a franchiser of quick service restaurants including Dunkin' Donuts, Baskin-Robbins and Togo's Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

David R. Lothrop, age 51, has been our Senior Vice President and Corporate Controller since May 2012, and was our Senior Vice President of Finance and Strategy from June 2010 until May 2012. He was Senior Vice President, Finance for Olive Garden from 2006 until June 2010. He joined Darden in 1984 as a corporate accountant. He joined the Olive Garden team in 1986 as a Senior Operations Analyst, and was promoted to Assistant Controller in 1991. After several years in a variety of finance roles at Darden, Red Lobster and Smokey Bones Barbeque & Grill, he was promoted to Senior Vice President, Finance and Controller for Olive Garden in 2006.

Robert McAdam, age 54, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart, Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000 he served as Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 54, has been our Senior Vice President, Chief Human Resources Officer since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to August 2005.

David T. Pickens, age 57, has been our President, Red Lobster since June 2011. He served as our President, Olive Garden from December 2004 until June 2011. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 53, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analysis positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Teresa M. Sebastian, age 54, has been our Senior Vice President, General Counsel and Secretary since October 2010. Prior to joining us, she served as Vice President, General Counsel and Corporate Secretary for Veyance Technologies, Inc., a manufacturer of industrial rubber products and exclusive manufacturer and marketer of Goodyear Engineered Products from May 2008 until September 2010. She also served as Senior Vice President and General Counsel for Information Resources, Inc. from May 2007 to May 2008; Assistant General Counsel and Assistant Corporate Secretary for DTE Energy Company from September 2001 to May 2007; and Senior Corporate Counsel for CMS Energy Corporation from September 1994 to September 2001.

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
A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.
Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. However, food safety issues could be caused at the point of source or by food suppliers or distributors and, as a result, be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Litigation, including allegations of illegal, unfair or inconsistent employment practices, may adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.
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
We are subject to a number of risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of health care reform, environmental matters, minimum wage, unionization, data privacy, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to government regulation may impact our cost structure, operational efficiencies and talent availability.
The restaurant industry is subject to extensive federal, state and local laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States.

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the ADA. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our cost of labor.
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

We rely heavily on information technology in our operations, and insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.
We rely heavily on information systems across our operations, including for marketing programs, employee engagement, management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or an individual. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation.
As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS”, and H1N1 or “swine flu”, or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, health concerns relating to the consumption of beef or to specific events such as an outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
We face intense competition, and if we have an insufficient focus on competition and the consumer landscape, our business, financial condition and results of operations would be adversely affected.
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
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands, and developing or acquiring new dining brands, could result in poor financial performance.
As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and developing or acquiring additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives.
At existing brands, we may not be able to maintain brand relevance and restaurant operating excellence to achieve sustainable same-restaurant sales growth and warrant new unit growth. Existing brand short-term sales growth could be impacted if we are unable to drive near term guest count growth, and long-term sales growth could be impacted if we fail to extend our existing brands in ways that are relevant to our guests. A failure to define and deliver clear, relevant brands that generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, or to evolve in-restaurant and brand support cost structures so that competitively strong sales growth results in stable and improving profit margins, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants.
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
We also may not be able to identify, acquire and integrate additional brands or develop new business opportunities that are as profitable as our existing restaurants. Growth through acquisitions may involve additional risks. For example, we may pay too much for a brand relative to the actual economic return, be required to borrow funds to make our acquisition (which would increase our interest expense) or be unable to successfully integrate an acquired brand into our operations.
Failure to complete the acquisition of Yard House, or once completed, failure to successfully integrate the Yard House business, and the additional indebtedness incurred to finance the Yard House acquisition, could adversely impact our stock price and future business and operations.
On July 12, 2012, we entered into an Agreement and Plan of Merger pursuant to which we expect to complete the acquisition of Yard House. Completion of the acquisition is not assured, and is subject to clearance under the Hart-Scott Act and certain closing conditions described in the merger agreement and related documents. If the acquisition of Yard House is not completed for any reason, we may incur acquisition-related expenses without realizing the expected benefits, and the price of our common stock may decline to the extent that the current market price reflects an assumption that the acquisition will be completed.
Our integration of Yard House's business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Yard House with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Yard House into our operations, there can be no assurance that we will realize the anticipated benefits. We are seeking to acquire Yard House with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities, and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition.
If we consummate the acquisition of Yard House, we expect to have consolidated indebtedness that will be greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our level of indebtedness could have important consequences. For example, it may: require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, thus reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements, particularly if the ratings assigned to our debt securities by rating organizations are revised downward.
Our plans to expand our newer brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of synergy restaurants and other new business ventures that have not yet proven their long-term viability, may not be successful, which could require us to make substantial further investments in those brands and new business ventures and result in losses and impairments.
While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our newer brands such as Bahama Breeze, Seasons 52 and Eddie V's and the testing of new restaurant formats such as synergy restaurants. These brands and test formats have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and test formats, and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 and Eddie V's also are in the early stages of their development and will require additional resources to support further growth. Our other new business initiatives such as the sale of consumer packaged goods and aquaculture lobster farming have not yet proved their long-term viability and may not be successful.
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

A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs, could adversely affect our results of operations.
If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests, and will begin efforts to consolidate our brands into a single digital technology platform. These initiatives may not be successful, and pose a variety of other risks, as discussed above under the heading: "We rely heavily on information technology in our operations, and insufficient guest or employee facing technology, or any material failure, inadequacy, interruption or breach of security of any of our technology, could harm our ability to effectively operate our business."
A failure to develop and recruit effective leaders, the loss of personnel with key capacities and skills, or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth, a loss of key employees or a significant shortage of high-quality restaurant employees could jeopardize our ability to meet our growth targets.
A failure to address cost pressures, including rising costs for commodities, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing, could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, health care, utilities, unemployment and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are subject to the general risks of inflation. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
We may lose sales or incur increased costs if our restaurants experience shortages or interruptions in the delivery of food and other products from our third party vendors and suppliers.
Shortages or interruptions in the supply of food items and other supplies to our restaurants may be caused by inclement weather; natural disasters such as hurricanes, tornadoes, floods, droughts and earthquakes; the inability of our vendors to obtain credit in a tightened credit market or remain solvent given disruptions in the financial markets; or other conditions beyond our control. Such shortages or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. We may have a limited number of suppliers for certain of our products. Supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we raise prices as a result of increased food costs or shortages, it may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
Adverse weather conditions and natural disasters could adversely affect our restaurant sales.
Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency of weather impacts on our operations.
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
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full service dining sector of the restaurant industry is affected by changes in international, national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.
General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government's long-term credit rating, the European debt crisis, or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices could cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, may spend less on each dining out occasion, or may choose more inexpensive restaurants.
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
Unfavorable changes in the above factors or in other business and economic conditions affecting our guests could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our financial condition and results of operations.
Disruptions in the financial and credit markets may adversely impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses.
Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil over the last few years, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. These events may adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. The lack of credit, along with the macroeconomic factors previously discussed, may have an adverse impact on certain of our suppliers, landlords and other tenants in retail centers in which we are located. If these issues continue or worsen, they could further materially impact these parties, which in turn could negatively affect our financial results. Any new or continuing disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances as to how or when this period of turmoil will be resolved. Changes in the capital markets could also have significant effects on our pension plan. Our pension income or expense is affected by factors including the market performance of the assets in the master pension trust maintained for the pension plans for some of our employees, the weighted average asset allocation and long-term rate of return of our pension plan assets, the discount rate used to determine the service and interest cost components of our net periodic pension cost and assumed rates of increase in our employees’ future compensation. If our pension plan assets do not achieve positive rates of return, or if our estimates and assumed rates are not accurate, our earnings may decrease because net periodic pension costs would rise and we could be required to provide additional funds to cover our obligations to employees under the pension plan.
We face a variety of risks associated with doing business with franchisees, business partners and vendors in foreign markets.
Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations, and provide them with training and support. However, the ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
We regard our Darden Restaurants®, Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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

We evaluate the useful lives of our other intangible assets, primarily the LongHorn Steakhouse®, The Capital Grille® and Eddie V's Prime Seafood® trademarks, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
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
Restaurant Properties – Continuing Operations
As of May 27, 2012, we operated 1,994 restaurants in the U.S. and Canada (consisting of 704 Red Lobster, 792 Olive Garden, 386 LongHorn Steakhouse, 46 The Capital Grille, 30 Bahama Breeze, 23 Seasons 52, 11 Eddie V's and two synergy restaurants), in the following locations:

Alabama (40)	Illinois (69)	Montana (2)	Rhode Island (3)
Alaska (1)	Indiana (52)	Nebraska (10)	South Carolina (39)
Arkansas (17)	Iowa (19)	Nevada (15)	South Dakota (5)
Arizona (46)	Kansas (23)	New Hampshire (10)	Tennessee (55)
California (112)	Kentucky (27)	New Jersey (58)	Texas (169)
Colorado (31)	Louisiana (19)	New Mexico (13)	Utah (17)
Connecticut (17)	Maine (9)	New York (62)	Vermont (2)
Delaware (8)	Maryland (44)	North Carolina (59)	Virginia (64)
District of Columbia (1)	Massachusetts (35)	North Dakota (7)	Washington (31)
Florida (218)	Michigan (57)	Ohio (103)	West Virginia (11)
Georgia (121)	Minnesota (25)	Oklahoma (22)	Wisconsin (25)
Hawaii (1)	Mississippi (17)	Oregon (14)	Wyoming (4)
Idaho (8)	Missouri (49)	Pennsylvania (95)	Canada (33)

Of these 1,994 restaurants open on May 27, 2012, 1,016 were located on owned sites and 978 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	771
Ground and Building Leases	73
Space/In-Line/Other Leases	134
Total	978
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
As part of the acquisition of RARE, we acquired ownership of the former RARE executive offices and central training facility located in six office buildings in Atlanta, Georgia. As of May 27, 2012, we have sold all of those buildings.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2012 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2012 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 29, 2012, there were approximately 41,251 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2012 and 2011 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2012 Annual Report to Shareholders is incorporated herein by reference. We have not sold any securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 27, 2012. Since commencing our repurchase program in December 1995, we have repurchased a total of 170.9 million  shares through May 27, 2012 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 27, 2012 through April 1, 2012	355,275	$50.83	355,275	16,509,607
April 2, 2012 through April 29, 2012	1,238	$50.49	1,238	16,508,369
April 30, 2012 through May 27, 2012	85	$49.79	85	16,508,284
Total	356,598	$50.83	356,598	16,508,284

(1)
All of the shares purchased during the quarter ended May 27, 2012 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on December 20, 2010. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2008 through 2012 contained in the Five-Year Financial Summary in our 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2012 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 27, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 27, 2012.
During the fiscal quarter ended May 27, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2012 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Proposal 1 – Election of Thirteen Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
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
We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees: the Executive Committee, Audit Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, Compensation Committee, Nominating and Governance Committee and Finance Committee. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com under the Investors - Corporate Governance tab and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 1000 Darden Center Drive, Orlando, Florida 32837, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010.

Consolidated Balance Sheets at May 27, 2012 and May 29, 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended May 27, 2012, May 29, 2011 and May 30, 2010.

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

Date:	July 20, 2012	DARDEN RESTAURANTS, INC.

		By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 20, 2012
Clarence Otis, Jr.

/s/ C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 20, 2012
C. Bradford Richmond

/s/ Michael W. Barnes*	Director
Michael W. Barnes

/s/ Leonard L. Berry*	Director
Leonard L. Berry

/s/ Odie C. Donald*	Director
Odie C. Donald

/s/ Christopher J. (CJ) Fraleigh*	Director
Christopher J. (CJ) Fraleigh

/s/ Victoria D. Harker*	Director
Victoria D. Harker

/s/ David H. Hughes*	Director
David H. Hughes

/s/ Charles A. Ledsinger, Jr.*	Director
Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr.*	Director
William M. Lewis, Jr.

/s/ Andrew H. Madsen*	Director
Andrew H. Madsen

/s/ Cornelius McGillicuddy, III* **	Director
Cornelius McGillicuddy, III

/s/ Michael D. Rose*	Director
Michael D. Rose

/s/ Maria A. Sastre*	Director
Maria A. Sastre

/s/ William S. Simon*	Director
William S. Simon

*By:	/s/ Teresa M. Sebastian
Teresa M. Sebastian, Attorney-In-Fact
July 20, 2012

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX
Exhibit Number	Title

2(a)
Agreement and Plan of Merger, dated as of August 16, 2007, among us, Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

2(b)
Agreement and Plan of Merger, dated as of July 12, 2012, by and among Darden Restaurants, Inc., Stout Acquisition Corp., Yard House USA, Inc., and certain stockholders of Yard House USA, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 12, 2012).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005, filed July 29, 2005).

3(b)	Bylaws as amended effective June 20, 2012 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed June 22, 2012).

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

4(d)
Note Purchase Agreement dated June 18, 2012, between Darden Restaurants, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 20, 2012).

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

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2012 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.