Form 10-Q
period 2012-08-26
DARDEN RESTAURANTS INC
filed 2012-09-28
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 14, 2012: 128,607,471 (excluding 160,900,197 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 26, 2012	August 28, 2011
Sales	$2,034.8	$1,942.0
Costs and expenses:
Cost of sales:
Food and beverage	618.8	593.5
Restaurant labor	626.7	613.1
Restaurant expenses	304.3	299.8
Total cost of sales, excluding restaurant depreciation and amortization of $87.4 and $78.4, respectively	$1,549.8	$1,506.4
Selling, general and administrative	218.2	182.8
Depreciation and amortization	92.6	84.1
Interest, net	27.9	21.7
Total costs and expenses	$1,888.5	$1,795.0
Earnings before income taxes	146.3	147.0
Income taxes	(35.3)	(40.2)
Earnings from continuing operations	$111.0	$106.8
Losses from discontinued operations, net of tax benefit of $0.1 in both periods	(0.2)	(0.2)
Net earnings	$110.8	$106.6
Basic net earnings per share:
Earnings from continuing operations	$0.87	$0.80
Losses from discontinued operations	(0.01)	—
Net earnings	$0.86	$0.80
Diluted net earnings per share:
Earnings from continuing operations	$0.85	$0.78
Losses from discontinued operations	—	—
Net earnings	$0.85	$0.78
Average number of common shares outstanding:
Basic	128.1	133.8
Diluted	131.0	137.2
Dividends declared per common share	$0.50	$0.43

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 26, 2012	August 28, 2011
Net earnings	$110.8	$106.6
Other comprehensive income (loss):
Foreign currency adjustment	0.8	(0.3)
Change in fair value of marketable securities, net of tax of $0.0 in both periods	(0.1)	—
Change in fair value of derivatives, net of tax of $1.7 and $16.3, respectively	(3.6)	(29.8)
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $1.1 in both periods	1.7	1.8
Other comprehensive income (loss)	$(1.2)	$(28.3)
Total comprehensive income	$109.6	$78.3
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 26, 2012	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51.5	$70.5
Receivables, net	59.0	71.4
Inventories	404.0	404.1
Prepaid income taxes	4.0	12.2
Prepaid expenses and other current assets	77.8	74.9
Deferred income taxes	130.5	124.5
Total current assets	$726.8	$757.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,845.0 and $2,774.3, respectively	4,036.4	3,951.3
Goodwill	538.6	538.6
Trademarks	464.9	464.9
Other assets	253.7	231.8
Total assets	$6,020.4	$5,944.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331.3	$260.7
Short-term debt	245.7	262.7
Accrued payroll	132.6	154.3
Accrued income taxes	41.6	—
Other accrued taxes	62.3	60.4
Unearned revenues	204.1	231.7
Current portion of long-term debt	350.0	349.9
Other current liabilities	493.3	454.4
Total current liabilities	$1,860.9	$1,774.1
Long-term debt, less current portion	1,453.9	1,453.7
Deferred income taxes	304.1	312.9
Deferred rent	209.6	204.4
Obligations under capital leases, net of current installments	53.9	54.4
Other liabilities	278.0	302.7
Total liabilities	$4,160.4	$4,102.2
Stockholders’ equity:
Common stock and surplus	$2,542.5	$2,518.8
Retained earnings	3,219.1	3,172.8
Treasury stock	(3,747.2)	(3,695.8)
Accumulated other comprehensive income (loss)	(147.8)	(146.6)
Unearned compensation	(6.6)	(7.2)
Total stockholders’ equity	$1,860.0	$1,842.0
Total liabilities and stockholders’ equity	$6,020.4	$5,944.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 26, 2012 and August 28, 2011
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 27, 2012	$2,518.8	$3,172.8	$(3,695.8)	$(146.6)	$(7.2)	$1,842.0
Net earnings	—	110.8	—	—	—	110.8
Other comprehensive income (loss)	—	—	—	(1.2)	—	(1.2)
Dividends declared	—	(64.5)	—	—	—	(64.5)
Stock option exercises (0.5 shares)	12.2	—	0.5	—	—	12.7
Stock-based compensation	5.9	—	—	—	—	5.9
ESOP note receivable repayments	—	—	—	—	0.5	0.5
Income tax benefits credited to equity	4.0	—	—	—	—	4.0
Purchases of common stock for treasury (1.0 shares)	—	—	(52.2)	—	—	(52.2)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.6	—	0.3	—	0.1	2.0
Balances at August 26, 2012	$2,542.5	$3,219.1	$(3,747.2)	$(147.8)	$(6.6)	$1,860.0

Balances at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Net earnings	—	106.6	—	—	—	106.6
Other comprehensive income (loss)	—	—	—	(28.3)	—	(28.3)
Dividends declared	—	(57.8)	—	—	—	(57.8)
Stock option exercises (0.8 shares)	19.9	—	1.3	—	—	21.2
Stock-based compensation	6.7	—	—	—	—	6.7
ESOP note receivable repayments	—	—	—	—	0.8	0.8
Income tax benefits credited to equity	7.4	—	—	—	—	7.4
Purchases of common stock for treasury (1.9 shares)	—	—	(91.3)	—	—	(91.3)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.6	—	0.2	—	—	1.8
Balances at August 28, 2011	$2,444.4	$2,970.7	$(3,415.1)	$(88.1)	$(8.6)	$1,903.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 26, 2012	August 28, 2011
Cash flows—operating activities
Net earnings	$110.8	$106.6
Losses from discontinued operations, net of tax benefit	0.2	0.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	92.6	84.1
Asset impairment charges	0.7	—
Amortization of loan costs	2.3	0.6
Stock-based compensation expense	14.4	11.5
Change in current assets and liabilities	51.9	(82.0)
Contributions to pension and postretirement plans	(2.3)	(11.5)
Loss on disposal of land, buildings and equipment	1.7	—
Change in cash surrender value of trust-owned life insurance	(4.5)	9.1
Deferred income taxes	(16.4)	0.5
Change in deferred rent	5.5	4.4
Change in other liabilities	(4.6)	(4.9)
Income tax benefits from exercise of stock-based compensation credited to goodwill	—	0.3
Other, net	0.9	(0.6)
Net cash provided by operating activities of continuing operations	$253.2	$118.3
Cash flows—investing activities
Purchases of land, buildings and equipment	(149.3)	(138.2)
Proceeds from disposal of land, buildings and equipment	—	1.6
Purchases of marketable securities	(7.6)	(5.5)
Proceeds from sale of marketable securities	11.6	2.4
Increase in other assets	(13.5)	(0.4)
Net cash used in investing activities of continuing operations	$(158.8)	$(140.1)
Cash flows—financing activities
Proceeds from issuance of common stock	14.7	22.7
Income tax benefits credited to equity	4.0	7.4
Dividends paid	(64.0)	(57.7)
Purchases of treasury stock	(52.2)	(91.3)
ESOP note receivable repayment	0.5	0.8
Proceeds from issuance of short-term debt	562.6	550.3
Repayments of short-term debt	(579.5)	(405.3)
Repayment of long-term debt	(0.5)	(0.8)
Principal payments on capital leases	(0.5)	(0.4)
Payment of debt issuance costs	(1.2)	—
Net cash (used in) provided by financing activities of continuing operations	$(116.1)	$25.7
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	—	(0.2)
Net cash provided by investing activities of discontinued operations	2.7	—
Net cash provided by (used in) discontinued operations	$2.7	$(0.2)

(Decrease) increase in cash and cash equivalents	(19.0)	3.7
Cash and cash equivalents - beginning of period	70.5	70.5
Cash and cash equivalents - end of period	$51.5	$74.2
Cash flows from changes in current assets and liabilities
Receivables, net	12.4	1.0
Inventories	0.1	(42.9)
Prepaid expenses and other current assets	(5.8)	(2.6)
Accounts payable	40.9	23.9
Accrued payroll	(21.7)	(37.4)
Prepaid/accrued income taxes	41.6	12.8
Other accrued taxes	1.9	(0.7)
Unearned revenues	(27.6)	(22.2)
Other current liabilities	10.1	(13.9)
Change in current assets and liabilities	$51.9	$(82.0)
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended August 26, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.
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
Unless otherwise noted, amounts and disclosures throughout the notes to consolidated financial statements relate to our continuing operations.
Note 2.Supplemental Cash Flow Information

	Three Months Ended
(in millions)	August 26, 2012	August 28, 2011
Interest paid, net of amounts capitalized	$7.9	$8.5
Income taxes paid, net of refunds	3.5	19.1

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

	Stock Options Granted During the Three Months Ended
	August 26, 2012	August 28, 2011
Weighted-average fair value	$12.24	$14.37
Dividend yield	4.0%	3.5%
Expected volatility of stock	39.7%	39.4%
Risk-free interest rate	0.8%	2.1%
Expected option life (in years)	6.5	6.5

The following table presents a summary of our stock-based compensation activity for the three months ended August 26, 2012:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	12.3	0.3	2.1	1.1
Awards granted	1.6	—	0.2	0.3
Awards exercised	(0.5)	(0.1)	(0.3)	(0.4)
Awards forfeited	—	—	—	(0.1)
Outstanding end of period	13.4	0.2	2.0	0.9

We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 26, 2012	August 28, 2011
Stock options	$4.8	$5.0
Restricted stock/restricted stock units	0.6	1.3
Darden stock units	4.8	2.1
Performance stock units	3.7	2.6
Employee stock purchase plan	0.4	0.4
Director compensation program/other	0.1	0.1
Total stock-based compensation expense	$14.4	$11.5

Note 4.Income Taxes
The effective income tax rate for the quarter ended August 26, 2012 was 24.1 percent compared to an effective income tax rate of 27.3 percent for the quarter ended August 28, 2011. The decrease in the effective income tax rate for the quarter ended August 26, 2012 as compared to the quarter ended August 28, 2011 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in our remaining balance of unrecognized tax benefits is $0.2 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5.Long-Term Debt

We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders (Revolving Credit Lenders) and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default customary for credit facilities of this type. As of August 26, 2012, we were in compliance with the covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the higher of the BOA prime rate or the Federal Funds rate plus 0.500 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans.
As of August 26, 2012, we had no outstanding balances under the Revolving Credit Agreement. As of August 26, 2012, $245.7 million of commercial paper and $8.5 million of letters of credit were outstanding, which were backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 26, 2012, we had $495.8 million of credit available under the Revolving Credit Agreement.
On August 22, 2012, we entered into a $300.0 million Term Loan Agreement (the “Term Loan Agreement”) with BOA, as administrative agent, and the lenders (the “Lenders”) and other agents party thereto. We may make up to three borrowings under the Term Loan Agreement before November 22, 2012 in a total aggregate principal amount of up to $300.0 million. The Term Loan Agreement is a senior unsecured term loan commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00). The Term Loan Agreement also contains events of default customary for term loan facilities of this type (with customary grace periods, as applicable), including nonpayment of principal or interest when due; material incorrectness of representations and warranties when made; breach of covenants; bankruptcy and insolvency; unsatisfied ERISA obligations; unstayed material judgment beyond specified periods; default under other material indebtedness; and certain changes of control of the Company. If any event of default occurs and is not cured within the applicable grace period, is amended or waived, the outstanding loans may be accelerated by Lenders holding a majority of the commitments under the Term Loan Agreement and the Lenders' commitments may be terminated.
The Term Loan Agreement matures on August 22, 2017, and the proceeds may be used for the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The loans under the Term Loan Agreement are subject to annual amortization of principal of 5 percent, 5 percent, 5 percent and 85 percent, payable on the second, third, fourth and fifth anniversaries, respectively, of the effective date of the Term Loan Agreement.
Interest rates on borrowings under the Term Loan Agreement will be based on prevailing interest rates as described in the Term Loan Agreement and, in part, upon our credit ratings. Pricing for interest and fees under the Term Loan Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt.
Subsequent to our first quarter of fiscal 2013, on August 28, 2012, we closed on the issuance of $80.0 million unsecured 3.790 percent senior notes due August 2019 and $220.0 million unsecured 4.520 percent senior notes due August 2024, pursuant to a Note Purchase Agreement dated June 18, 2012.
The interest rates on our $350.0 million 5.625 percent senior notes due October 2012, $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest rate. As of August 26, 2012, no adjustments to these interest rates had been made.
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

	Three Months Ended
(in millions)	August 26, 2012	August 28, 2011
Anti-dilutive restricted stock and options	2.1	2.3

Note 7.Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 171.9 million shares of our common stock through August 26, 2012. Fiscal 2013 common stock repurchases are as follows:

	Three Months Ended
	August 26, 2012
(in millions)	Shares	Total Cost
Common stock repurchased	1.0	$52.2

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 27, 2012	$(1.6)	$0.4	$(49.7)	$(95.7)	$(146.6)
Gain (loss)	0.8	(0.1)	(4.3)	—	(3.6)
Reclassification realized in net earnings	—	—	0.7	1.7	2.4
Balances at August 26, 2012	$(0.8)	$0.3	$(53.3)	$(94.0)	$(147.8)

Balances at May 29, 2011	$(0.4)	$0.5	$(4.1)	$(55.8)	$(59.8)
Gain (loss)	(0.3)	—	(29.5)	—	(29.8)
Reclassification realized in net earnings	—	—	(0.3)	1.8	1.5
Balances at August 28, 2011	$(0.7)	$0.5	$(33.9)	$(54.0)	$(88.1)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 26, 2012	August 28, 2011
Service cost	$1.2	$1.4
Interest cost	2.5	2.2
Expected return on plan assets	(5.0)	(4.5)
Recognized net actuarial loss	2.2	1.6
Net periodic benefit cost	$0.9	$0.7

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 26, 2012	August 28, 2011
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Net periodic benefit cost	$0.5	$0.5

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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 26, 2012, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Notional Values
(in millions)	August 26, 2012	May 27, 2012
Derivative contracts designated as hedging instruments
Commodities	$12.1	$8.7
Foreign currency	14.9	19.4
Interest rate swaps	550.0	550.0
Equity forwards	33.5	21.7
Derivative contracts not designated as hedging instruments
Equity forwards	$42.3	$50.0
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for natural gas, soybean oil, milk, diesel fuel and butter. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through June 2013.
We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. Our foreign currency forward contracts currently extend through May 2013.
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
We entered into interest rate swap agreements with $250.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 and a portion of the $400.0 million 4.500 senior notes due October 2021 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended August 26, 2012 and August 28, 2011, $1.2 million and $0.7 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of August 26, 2012, we were party to equity forward contracts that were indexed to 1.2 million shares of our common stock, at varying forward rates between $29.28 per share and $52.66 per share, extending through August 2017. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.5 million shares of our common stock at forward rates between $23.41 and $51.95 per share, can only be net settled in cash and expire between fiscal 2013 and 2016. We did not elect

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.
The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		August 26, 2012	May 27, 2012	August 26, 2012	May 27, 2012
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$0.8	$0.3	$—	$(0.4)
Equity forwards	(1)	—	0.9	(0.4)	—
Interest rate related	(1)	3.7	3.2	(50.6)	(44.9)
Foreign currency forwards	(1)	—	0.5	(0.2)	—
		$4.5	$4.9	$(51.2)	$(45.3)
Derivative contracts not designated as hedging instruments
Equity forwards	(1)	$—	$1.9	$(0.7)	$—
		$—	$1.9	$(0.7)	$—
Total derivative contracts		$4.5	$6.8	$(51.9)	$(45.3)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	August 26, 2012	August 28, 2011		August 26, 2012	August 28, 2011		August 26, 2012	August 28, 2011
Commodity	$—	$(0.4)	(2)	$—	$—	(2)	$—	$—
Equity	(0.4)	(3.5)	(3)	0.2	—	(3)	0.3	0.1
Interest rate	(5.7)	(41.8)	Interest, net	(1.1)	0.2	Interest, net	—	(0.2)
Foreign currency	(0.6)	—	(4)	0.1	0.3	(4)	—	—
	$(6.7)	$(45.7)		$(0.8)	$0.5		$0.3	$(0.1)

(1)
Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts may appear as zero in this tabular presentation.

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	August 26, 2012	August 28, 2011			August 26, 2012	August 28, 2011
Interest rate	$0.5	$(0.7)	Interest, net	Fixed-rate debt	$(0.5)	$0.7	Interest, net
The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended
		August 26, 2012	August 28, 2011
(in millions)
Commodity contracts	Cost of sales (1)	$(0.2)	$(1.9)
Equity forwards	Cost of sales (2)	0.4	(0.8)
Equity forwards	Selling, general and administrative	(0.3)	(1.3)
		$(0.1)	$(4.0)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 26, 2012, we expect to reclassify $7.2 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of August 26, 2012 and May 27, 2012:

Items Measured at Fair Value at August 26, 2012
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$14.2	$—	$14.2	$—
U.S. Treasury securities	(2)	10.4	10.4	—	—
Mortgage-backed securities	(1)	9.1	—	9.1	—
Derivatives:
Commodities futures, swaps & options	(3)	0.8	—	0.8	—
Equity forwards	(4)	(1.1)	—	(1.1)	—
Interest rate swaps	(5)	(46.9)	—	(46.9)	—
Foreign currency forwards	(6)	(0.2)	—	(0.2)	—
Total		$(13.7)	$10.4	$(24.1)	$—

Items Measured at Fair Value at May 27, 2012
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$14.5	$—	$14.5	$—
U.S. Treasury securities	(2)	13.3	13.3	—	—
Mortgage-backed securities	(1)	9.9	—	9.9	—
Derivatives:
Commodities futures, swaps & options	(3)	(0.1)	—	(0.1)	—
Equity forwards	(4)	2.8	—	2.8	—
Interest rate locks & swaps	(5)	(41.7)	—	(41.7)	—
Foreign currency forwards	(6)	0.5	—	0.5	—
Total		$(0.8)	$13.3	$(14.1)	$—

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

(6)	The fair value of our foreign currency forward contracts is based on closing forward exchange market prices, inclusive

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the risk of nonperformance.
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of August 26, 2012, was $1.80 billion and $2.00 billion, respectively. The carrying value and fair value of long-term debt as of May 27, 2012, was $1.80 billion and $1.99 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of August 26, 2012:

Items Measured at Fair Value
(in millions)		Fair Value of Assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$0.6	$—	$—	$0.6
Long-lived assets held and used	(2)	0.9	—	—	0.9
Total		$1.5	$—	$—	$1.5

(1)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2013, long-lived assets held for disposal with a carrying amount of $0.7 million were written down to their fair value of $0.6 million, based on a review of comparable assets, resulting in an impairment charge of $0.1 million, which was included in earnings from continuing operations.

(2)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2013, long-lived assets held and used with a carrying amount of $1.5 million were written down to their fair value of $0.9 million, based on a review of comparable assets, resulting in an impairment charge of $0.6 million, which was included in earnings from continuing operations.

The following table summarizes the fair values of non-financial assets measured at fair value on a non-recurring basis as of May 27, 2012:

Items Measured at Fair Value
(in millions)		Fair value of assets	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Long-lived assets held for disposal	(1)	$3.2	$—	$—	$3.2
Long-lived assets held and used	(2)	0.7	—	—	0.7
Total		$3.9	$—	$—	$3.9

(1)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2012, long-lived assets held for disposal with a carrying amount of $3.5 million were written down to their fair value of $3.2 million, based on a review of comparable assets, resulting in an impairment charge of $0.3 million, which was included in losses from discontinued operations.

(2)
In accordance with the provisions of ASC Topic 360, Property, Plant and Equipment, during fiscal 2012, long-lived assets held and used with a carrying amount of $1.1 million were written down to their fair value of $0.7 million, based on a review of comparable assets, resulting in an impairment charge of $0.4 million, which was included in earnings from continuing operations.

Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 26, 2012 and May 27, 2012, we had $103.6 million and $99.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 26, 2012 and May 27, 2012, we had $20.8 million and $20.3 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 26, 2012 and May 27, 2012, we had $5.1 million and $5.4 million, respectively, of guarantees associated

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of August 26, 2012 and May 27, 2012, amounted to $3.9 million and $4.1 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2013 through fiscal 2021.
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
Note 12. Application of New Accounting Standards
In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill and allows companies the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which will require us to adopt these provisions in fiscal 2014; however, early adoption is permitted. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.
Note 13. Subsequent Events
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. for $585.0 million in an all-cash transaction. We are currently in the process of validating the necessary financial information to facilitate the completion of our purchase price allocation.
On September 18, 2012, the Board of Directors declared a cash dividend of $0.50 per share to be paid November 1, 2012 to all shareholders of record as of the close of business on October 10, 2012.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 26, 2012 and August 28, 2011.

	Three Months Ended
	August 26, 2012	August 28, 2011
Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.4	30.6
Restaurant labor	30.8	31.6
Restaurant expenses	15.0	15.4
Total cost of sales, excluding restaurant depreciation and amortization of 4.3% and 4.0%, respectively	76.2%	77.6%
Selling, general and administrative	10.6	9.4
Depreciation and amortization	4.6	4.3
Interest, net	1.4	1.1
Total costs and expenses	92.8%	92.4%
Earnings before income taxes	7.2	7.6
Income taxes	(1.7)	(2.1)
Earnings from continuing operations	5.5	5.5
Losses from discontinued operations	(0.1)	—
Net earnings	5.4%	5.5%

OVERVIEW OF OPERATIONS
Our sales from continuing operations were $2.03 billion for the first quarter of fiscal 2013 compared to $1.94 billion for the first quarter of fiscal 2012. The increase of 4.8 percent in sales for the first quarter of fiscal 2013 was driven primarily by the operation of 92 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the first quarter of fiscal 2012 and a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze and Seasons 52 of 2.2 percent. The increases were partially offset by a blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse of 0.3 percent for the first quarter of fiscal 2013. For the first quarter of fiscal 2013, our net earnings from continuing operations were $111.0 million compared to $106.8 million for the first quarter of fiscal 2012, a 3.9 percent increase, and our diluted net earnings per share from continuing operations were $0.85 for the first quarter of fiscal 2013 compared to $0.78 for the first quarter of fiscal 2012, a 9.0 percent increase. The increases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 were primarily due to increased sales and lower food and beverage costs, restaurant labor expenses and restaurant expenses as a percent of sales, which were partially offset by higher selling, general and administrative expenses, depreciation and amortization expense and net interest expense as a percent of sales. In addition to an increase in earnings, diluted net earnings per share from continuing operations increased due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock.
SALES
Sales from continuing operations were $2.03 billion and $1.94 billion for the quarters ended August 26, 2012 and August 28, 2011, respectively. The 4.8 percent increase in sales for the first quarter of fiscal 2013 was driven by the operation of 92 net new company-owned restaurants plus the addition of 11 Eddie V's restaurants since the first quarter of fiscal 2012 and a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze and Seasons 52 of 2.2 percent. The increases were partially offset by a 0.3 percent blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $921.8 million for the first quarter of fiscal 2013 were 4.3 percent above last year’s first fiscal quarter, driven by revenue from 40 net new restaurants and a U.S. same-restaurant sales increase of 0.3 percent. The increase in U.S. same-restaurant sales resulted from a 3.1 percent increase in average check, partially offset by a 2.8 percent decrease in same-restaurant guest counts. Red Lobster’s sales of $660.3 million for the first quarter of fiscal 2013 were 2.1 percent below last fiscal year’s first quarter, driven by a 2.6 percent decrease in U.S. same-restaurant sales, partially offset by revenue from six net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 4.6 percent decrease in same-restaurant guest counts, partially offset by a 2.0 percent increase in average check. LongHorn Steakhouse’s sales of $285.0 million for the first quarter of fiscal 2013 were 12.7 percent above last fiscal year’s first quarter, driven by revenue from 34 net new restaurants and a 3.6 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 3.3 percent increase in same-restaurant guest counts combined with a 0.3 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $163.0 million for the first quarter of fiscal 2013, which were 26.4 percent above last fiscal year’s first quarter, primarily driven by five new restaurants at Seasons 52, four new restaurants at Bahama Breeze, one new restaurant at The Capital Grille, and the addition of 11 Eddie V's purchased restaurants. Additionally, sales growth reflected same-restaurant sales increases of 4.0 percent at The Capital Grille, 1.2 percent at Bahama Breeze and 1.3 percent at Seasons 52.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Total costs and expenses were $1.89 billion and $1.80 billion for the quarters ended August 26, 2012 and August 28, 2011, respectively. As a percent of sales, total costs and expenses increased from 92.4 percent in the first quarter of fiscal 2012 to 92.8 percent in the first quarter of fiscal 2013.
Food and beverage costs were $618.8 million in the first quarter of fiscal 2013, an increase of $25.3 million, or 4.3 percent, from food and beverage costs of $593.5 million in the first quarter of fiscal 2012. As a percent of sales, food and beverage costs decreased for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily as a result of pricing leverage and lower seafood costs, partially offset by higher beef costs and unfavorable menu-mix. Restaurant labor costs were $626.7 million in the first quarter of fiscal 2013, an increase of $13.6 million, or 2.2 percent, from restaurant labor costs of $613.1 million in the first quarter of fiscal 2012. Restaurant labor costs as a percent of sales decreased primarily as a result of sales leveraging, increased employee productivity, lower employee insurance claims costs and lower manager incentive compensation, partially offset by wage-rate inflation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $304.3 million in the first quarter of fiscal 2013, an increase of $4.5 million, or 1.5 percent, from restaurant expenses of $299.8 million in the first quarter of fiscal 2012. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2013 primarily due to, lower credit card fees, workers' compensation expenses and utilities expenses, partially offset by higher pre-opening expenses.
Selling, general and administrative expenses were $218.2 million in the first quarter of fiscal 2013, an increase of $35.4 million, or 19.4 percent, from selling, general and administrative expenses of $182.8 million in the first quarter of fiscal 2012. As a percent of sales, selling, general and administrative expenses increased for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to higher media costs and unfavorable market-driven changes in fair value related to our non-qualified deferred compensation plans partially offset by sales leverage. As our non-qualified deferred compensation plans are economically hedged on an after-tax basis, the net increase in selling, general and administrative expense related to unfavorable market-driven changes is offset in our consolidated earnings from continuing operations by a corresponding reduction in income tax expense.
Depreciation and amortization expense was $92.6 million in the first quarter of fiscal 2013, an increase of $8.5 million, or 10.1 percent, from depreciation and amortization expense of $84.1 million in the first quarter of fiscal 2012. As a percent of sales, depreciation and amortization expense increased in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $27.9 million in the first quarter of fiscal 2013, an increase of $6.2 million, or 28.6 percent, from net interest expense of $21.7 million in the first quarter of fiscal 2012. As a percent of sales, net interest expense for the first quarter of fiscal 2013 increased compared to the first quarter of fiscal 2012 primarily due to higher average long-term debt balances.

INCOME TAXES
The effective income tax rate for the quarter ended August 26, 2012 was 24.1 percent compared to an effective income tax rate of 27.3 percent for the quarter ended August 28, 2011. The decrease in the effective income tax rate during the quarter ended August 26, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the first quarter of fiscal 2013, our net earnings from continuing operations were $111.0 million compared to $106.8 million in the first quarter of fiscal 2012, a 3.9 percent increase, and our diluted net earnings per share from continuing operations were $0.85 compared to $0.78 in the first quarter of fiscal 2012, a 9.0 percent increase. At Olive Garden, lower food and beverage costs, restaurant labor expenses and restaurant expenses as a percent of sales more than offset higher selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012. At Red Lobster, lower food and beverage costs, restaurant labor expenses and restaurant expenses as a percent of sales more than offset higher selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased for Red Lobster in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012. At LongHorn Steakhouse, higher food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales more than offset lower restaurant labor expenses and restaurant expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for LongHorn Steakhouse in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012. In addition to an increase in consolidated net earnings from continuing operations, diluted net earnings per share from continuing operations increased due to a reduction in the average diluted shares outstanding primarily as a result of the cumulative impact of our continuing repurchase of our common stock.
SEASONALITY
Our sales volumes fluctuate seasonally. During fiscal 2012 and 2011, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
NUMBER OF RESTAURANTS
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2013, compared with the number open at the end of fiscal 2012 and the end of the first quarter of fiscal 2012.

	August 26, 2012	May 27, 2012	August 28, 2011
Red Lobster – USA	678	677	671
Red Lobster – Canada	27	27	28
Total	705	704	699
Olive Garden – USA	791	786	751
Olive Garden – Canada	6	6	6
Total	797	792	757
LongHorn Steakhouse	391	386	357
The Capital Grille	46	46	45
Bahama Breeze	30	30	26
Seasons 52	23	23	18
Eddie V's	11	11	—
Other	3	2	1
Total	2,006	1,994	1,903

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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 26, 2012, we were in compliance with all covenants under the Revolving Credit Agreement. The Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Additional information regarding the terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of August 26, 2012, we had no outstanding balances under the Revolving Credit Agreement. As of August 26, 2012, $245.7 million of commercial paper and $8.5 million of letters of credit were outstanding, which are backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 26, 2012, we had $495.8 million of credit available under the Revolving Credit Agreement.
As of August 26, 2012, our long-term debt consisted principally of:

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$400.0 million of unsecured 4.500 percent senior notes due in October 2021;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•
An unsecured, variable rate $5.4 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

We also have $350.0 million of unsecured 5.625 percent senior notes due in October 2012 included in current liabilities as current portion of long-term debt. Upon maturity of the notes due October 2012, we expect to issue unsecured debt securities that will effectively refinance the notes due October 2012.
On August 22, 2012, we entered into a $300.0 million Term Loan Agreement (the “Term Loan Agreement”) with BOA, as administrative agent, and the lenders and other agents party thereto. We may make up to three borrowings under the Term Loan Agreement before November 22, 2012 in a total aggregate principal amount of up to $300.0 million. The Term Loan Agreement is a senior unsecured term loan commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00).
The Term Loan Agreement matures on August 22, 2017, and the proceeds may be used for the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The loans under the Term Loan Agreement are subject to annual amortization of principal of 5 percent, 5 percent, 5 percent and 85 percent, payable on the second, third, fourth and fifth anniversaries, respectively, of the effective date of the Term Loan Agreement. Additional information regarding the terms and conditions of the Term Loan Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
Subsequent to our first quarter of fiscal 2013, on August 28, 2012, we completed the issuance of $80.0 million unsecured 3.790 percent senior notes due August 2019 and $220.0 million unsecured 4.520 percent senior notes due August 2024, pursuant to a Note Purchase Agreement dated June 18, 2012.
The interest rates on our $350.0 million senior notes due October 2012, $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 26, 2012, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
A summary of our contractual obligations and commercial commitments as of August 26, 2012 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$245.7	$245.7	$—	$—	$—
Long-term debt (1)	2,909.0	447.2	173.6	261.5	2,026.7
Operating leases	951.9	154.9	277.0	213.1	306.9
Purchase obligations (2)	670.6	603.7	58.9	8.0	—
Capital lease obligations (3)	93.4	5.2	11.0	11.4	65.8
Benefit obligations (4)	442.4	25.2	65.2	79.5	272.5
Unrecognized income tax benefits(5)	16.8	0.3	11.0	5.5	—
Total contractual obligations	$5,329.8	$1,482.2	$596.7	$579.0	$2,671.9
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$124.4	$124.4	$—	$—	$—
Guarantees (7)	5.1	1.2	2.1	1.2	0.6
Total commercial commitments	$129.5	$125.6	$2.1	$1.2	$0.6

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan were estimated based on an average interest rate of 1.2 percent. Excludes issuance discount of $5.3 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $37.8 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2022.

(5)	Includes interest on unrecognized income tax benefits of $1.6 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $103.6 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.6 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $20.2 million. Letters of credit totaling $8.5 million are backed by our Revolving Credit Agreement.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter ended August 26, 2012, we repurchased 1.0 million shares of our common stock compared to 1.9 million shares of our common stock during the quarter ended August 28, 2011. As of August 26, 2012, we have repurchased a total of 171.9 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations increased to $253.2 million for the first three months of fiscal 2013, from $118.3 million for the first three months of fiscal 2012. The increase was primarily due the timing of inventory purchases as a result of our strategy to take ownership of our inventory earlier in the supply chain to ensure a more secure and efficient supply of inventory to our restaurants, the timing of income tax accruals and related payments and a decrease in fiscal 2012 performance compensation payments paid in the first three months of fiscal 2013.
Net cash flows used in investing activities of continuing operations increased to $158.8 million for the first three months of fiscal 2013, from $140.1 million for the first three months of fiscal 2012, and included capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment and technology initiatives. Capital expenditures were $149.3 million for the first three months of fiscal 2013, compared to $138.2 million for the first three months of fiscal 2012. The increased expenditures for the first three months of fiscal 2013 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2013.
Net cash flows used in financing activities of continuing operations were $116.1 million for the first three months of fiscal 2013, compared to net cash flows provided by financing activities of $25.7 million for the first three months of fiscal 2012, representing a decrease of $141.8 million in cash related to financing activities. Net cash flows from financing activities for the first three months of fiscal 2013 included net repayments of short-term debt of $16.9 million as compared to net proceeds from the issuance of short-term debt $145.0 million in the first three months of fiscal 2012. Purchases of treasury stock were $52.2 million during the first three months of fiscal 2013, a decrease from purchases of $91.3 million during the first three months of fiscal 2012. Net cash flows from financing activities also included $64.0 million in dividends paid for the first three months of fiscal 2013, compared to $57.7 million in dividends paid for the first three months of fiscal 2012. In June 2012, our Board of Directors approved an increase in the quarterly dividend to $0.50 per share, which indicates an annual dividend of $2.00 per share in fiscal 2013. In fiscal 2012, we paid quarterly dividends of $0.43 per share.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement, Term Loan Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2013.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2012 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our Revolving Credit Agreement and Term Loan Agreement would increase. If such leverage ratio were to exceed the maximum permitted under our Revolving Credit Agreement and Term Loan Agreement, we would be in default under our credit agreement. As of August 26, 2012, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $860.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $726.8 million as of August 26, 2012, compared to $757.6 million as of May 27, 2012. The decrease was primarily due to a reduction in cash and cash equivalents and receivables, net.
Our current liabilities totaled $1.86 billion as of August 26, 2012, compared to $1.77 billion as of May 27, 2012. The increase was primarily due to an increase in accounts payable and accrued income taxes due to the timing of payments.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 27, 2012.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2013, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 27, 2012, which are summarized as follows:

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•
Risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of health care reform, environmental matters, minimum wage, unionization, data privacy, menu labeling, immigration requirements and taxes;

•	Labor and insurance costs;

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	Intense competition, or an insufficient focus on competition and the consumer landscape;

•
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands and developing or acquiring new dining brands;

•	Failure to successfully integrate the Yard House business, and the risks associated with the additional indebtedness incurred to finance the Yard House acquisition;

•
Our plans to expand our newer brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of synergy restaurants and other new business ventures, that have not yet proven their long-term viability;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•
A failure to identify and execute innovative marketing and customer relationship tactics, ineffective or improper use of social media or other marketing initiatives, and increased advertising and marketing costs;

•	A failure to develop and recruit effective leaders or the loss of key personnel, or a significant shortage of high-quality restaurant employees;

•
A failure to address cost pressures, including rising costs for commodities, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;

•	The impact of shortages or interruptions in the delivery of food and other products from third party vendors and suppliers;

•	Adverse weather conditions and natural disasters;

•	Volatility in the market value of derivatives we use to hedge commodity prices;

•	Economic and business factors specific to the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates that are largely out of our control;

•	Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•	Risks associated with doing business with franchisees, business partners and vendors in foreign markets;

•	Failure to protect our service marks or other intellectual property;

•	Impairment of the carrying value of our goodwill or other intangible assets; and

•	A failure of our internal controls over financial reporting and future changes in accounting standards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 26, 2012, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $56.8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $122.6 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first three months of fiscal 2013 averaged $2.00 billion, with a high of $2.02 billion and a low of $1.98 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 26, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 26, 2012.
During the fiscal quarter ended August 26, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 27, 2012.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 26, 2012. Since commencing repurchases in December 1995, we have repurchased a total of 171.9 million shares through August 26, 2012 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 28, 2012 through July 1, 2012	1,003,987	$50.10	1,003,987	15,504,297
July 2, 2012 through July 29, 2012	27,129	$49.98	27,129	15,477,168
July 30, 2012 through August 26, 2012	9,886	$51.85	9,886	15,467,282
Total	1,041,002	$50.12	1,041,002	15,467,282

(1)
All of the shares purchased during the quarter ended August 26, 2012 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

Item 4.Mine Safety Disclosures
Not applicable.
Item 6.Exhibits
 The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	September 28, 2012	By:	/s/ C. Bradford Richmond
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

99
Term Loan Agreement, dated as of August 22, 2012, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99 to our Current Report on Form 8-K filed August 28, 2012).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document