Form 10-Q
period 2012-11-25
DARDEN RESTAURANTS INC
filed 2013-01-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 14, 2012: 129,357,314 (excluding 1,444,056 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Sales	$1,960.0	$1,831.5	$3,994.8	$3,773.4
Costs and expenses:
Cost of sales:
Food and beverage	607.5	573.3	1,226.3	1,166.7
Restaurant labor	635.7	594.2	1,262.5	1,207.3
Restaurant expenses	325.5	293.1	629.7	593.0
Total cost of sales, excluding restaurant depreciation and amortization of $94.1, $80.6, $181.5 and $159.0, respectively	$1,568.7	$1,460.6	$3,118.5	$2,967.0
Selling, general and administrative	216.1	187.4	434.2	370.2
Depreciation and amortization	99.2	85.8	191.8	169.8
Interest, net	32.9	25.2	60.8	46.9
Total costs and expenses	$1,916.9	$1,759.0	$3,805.3	$3,553.9
Earnings before income taxes	43.1	72.5	189.5	219.5
Income taxes	(9.4)	(18.4)	(44.7)	(58.7)
Earnings from continuing operations	$33.7	$54.1	$144.8	$160.8
Losses from discontinued operations, net of tax benefit of $0.1, $0.2, $0.3 and $0.4, respectively	(0.1)	(0.4)	(0.4)	(0.5)
Net earnings	$33.6	$53.7	$144.4	$160.3
Basic net earnings per share:
Earnings from continuing operations	$0.26	$0.42	$1.13	$1.22
Losses from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net earnings	$0.26	$0.41	$1.12	$1.21
Diluted net earnings per share:
Earnings from continuing operations	$0.26	$0.41	$1.10	$1.19
Losses from discontinued operations	—	(0.01)	—	—
Net earnings	$0.26	$0.40	$1.10	$1.19
Average number of common shares outstanding:
Basic	128.8	130.3	128.5	132.0
Diluted	131.7	133.2	131.4	135.2
Dividends declared per common share	$0.50	$0.43	$1.00	$0.86

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Net earnings	$33.6	$53.7	$144.4	$160.3
Other comprehensive income (loss):
Foreign currency adjustment	(0.1)	(1.1)	0.7	(1.4)
Change in fair value of marketable securities, net of tax benefit of $(0.1) in all periods	—	(0.1)	(0.1)	(0.1)
Change in fair value of derivatives, net of tax benefit of $(0.9), $(8.4), $(2.6) and $(24.7), respectively	(1.6)	(14.4)	(5.2)	(44.2)
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of tax expense of $1.0, $1.1, $2.1 and $2.2, respectively	1.8	1.8	3.5	3.6
Other comprehensive income (loss)	$0.1	$(13.8)	$(1.1)	$(42.1)
Total comprehensive income	$33.7	$39.9	$143.3	$118.2
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 25, 2012	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.4	$70.5
Receivables, net	66.7	71.4
Inventories	425.3	404.1
Prepaid income taxes	11.3	12.2
Prepaid expenses and other current assets	83.6	74.9
Deferred income taxes	152.3	124.5
Total current assets	$800.6	$757.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,902.0 and $2,774.3, respectively	4,285.7	3,951.3
Goodwill	904.9	538.6
Trademarks	574.2	464.9
Other assets	267.3	231.8
Total assets	$6,832.7	$5,944.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$315.6	$260.7
Short-term debt	376.0	262.7
Accrued payroll	134.8	154.3
Accrued income taxes	7.8	—
Other accrued taxes	52.7	60.4
Unearned revenues	220.7	231.7
Current portion of long-term debt	—	349.9
Other current liabilities	436.0	454.4
Total current liabilities	$1,543.6	$1,774.1
Long-term debt, less current portion	2,503.5	1,453.7
Deferred income taxes	343.3	312.9
Deferred rent	216.5	204.4
Obligations under capital leases, net of current installments	53.5	54.4
Other liabilities	308.9	302.7
Total liabilities	$4,969.3	$4,102.2
Stockholders’ equity:
Common stock and surplus	$1,164.3	$2,518.8
Retained earnings	861.8	3,172.8
Treasury stock	(8.7)	(3,695.8)
Accumulated other comprehensive income (loss)	(147.7)	(146.6)
Unearned compensation	(6.3)	(7.2)
Total stockholders’ equity	$1,863.4	$1,842.0
Total liabilities and stockholders’ equity	$6,832.7	$5,944.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended November 25, 2012 and November 27, 2011
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 27, 2012	$2,518.8	$3,172.8	$(3,695.8)	$(146.6)	$(7.2)	$1,842.0
Net earnings	—	144.4	—	—	—	144.4
Other comprehensive income (loss)	—	—	—	(1.1)	—	(1.1)
Dividends declared	—	(129.3)	—	—	—	(129.3)
Stock option exercises (1.2 shares)	32.4	—	1.4	—	—	33.8
Stock-based compensation	13.1	—	—	—	—	13.1
ESOP note receivable repayments	—	—	—	—	0.9	0.9
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Purchases of common stock for treasury (1.0 shares)	—	—	(52.3)	—	—	(52.3)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.1	—	0.5	—	—	3.6
Treasury shares retirement (159.3 shares)	(1,411.4)	(2,326.1)	3,737.5	—	—	—
Balance at November 25, 2012	$1,164.3	$861.8	$(8.7)	$(147.7)	$(6.3)	$1,863.4

Balance at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Net earnings	—	160.3	—	—	—	160.3
Other comprehensive income (loss)	—	—	—	(42.1)	—	(42.1)
Dividends declared	—	(113.7)	—	—	—	(113.7)
Stock option exercises (0.9 shares)	23.4	—	1.5	—	—	24.9
Stock-based compensation	14.3	—	—	—	—	14.3
ESOP note receivable repayments	—	—	—	—	1.2	1.2
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Purchases of common stock for treasury (6.1 shares)	—	—	(279.1)	—	—	(279.1)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.1	—	0.5	—	—	3.6
Balance at November 27, 2011	$2,457.9	$2,968.5	$(3,602.4)	$(101.9)	$(8.2)	$1,713.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 25, 2012	November 27, 2011
Cash flows—operating activities
Net earnings	$144.4	$160.3
Losses from discontinued operations, net of tax benefit	0.4	0.5
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	191.8	169.8
Asset impairment charges	0.8	0.3
Amortization of loan costs	5.5	2.1
Stock-based compensation expense	28.7	24.7
Change in current assets and liabilities	(110.9)	(299.5)
Contributions to pension and postretirement plans	(2.5)	(11.8)
Loss on disposal of land, buildings and equipment	3.9	3.1
Change in cash surrender value of trust-owned life insurance	(5.1)	11.0
Deferred income taxes	(11.5)	14.0
Change in deferred rent	12.6	9.1
Change in other liabilities	6.5	(3.8)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.3
Other, net	2.9	0.2
Net cash provided by operating activities of continuing operations	$267.6	$80.3
Cash flows—investing activities
Purchases of land, buildings and equipment	(355.2)	(338.4)
Proceeds from disposal of land, buildings and equipment	—	2.1
Purchases of marketable securities	(7.6)	(26.7)
Proceeds from sale of marketable securities	11.5	20.0
Cash used in business acquisitions, net of cash acquired	(578.4)	(59.2)
Increase in other assets	(19.7)	(5.9)
Net cash used in investing activities of continuing operations	$(949.4)	$(408.1)
Cash flows—financing activities
Proceeds from issuance of common stock	37.4	28.3
Income tax benefits credited to equity	8.3	8.3
Dividends paid	(128.5)	(113.6)
Purchases of treasury stock	(52.3)	(279.1)
ESOP note receivable repayment	0.9	1.2
Proceeds from issuance of short-term debt	1,752.6	1,261.8
Repayments of short-term debt	(1,639.2)	(992.3)
Repayment of long-term debt	(350.9)	(1.2)
Principal payments on capital leases	(0.8)	(0.8)
Proceeds from issuance of long-term debt	1,050.0	400.0
Payment of debt issuance costs	(7.3)	(4.8)
Net cash provided by financing activities of continuing operations	$670.2	$307.8
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.2)	(0.3)
Net cash provided by investing activities of discontinued operations	2.7	—
Net cash provided by (used in) discontinued operations	$2.5	$(0.3)

Decrease in cash and cash equivalents	(9.1)	(20.3)
Cash and cash equivalents - beginning of period	70.5	70.5
Cash and cash equivalents - end of period	$61.4	$50.2
Cash flows from changes in current assets and liabilities
Receivables, net	5.8	(10.4)
Inventories	(17.8)	(95.5)
Prepaid expenses and other current assets	(5.0)	(4.8)
Accounts payable	12.6	(5.4)
Accrued payroll	(25.0)	(40.2)
Prepaid/accrued income taxes	0.6	(40.9)
Other accrued taxes	(8.5)	(7.3)
Unearned revenues	(13.4)	(10.1)
Other current liabilities	(60.2)	(84.9)
Change in current assets and liabilities	$(110.9)	$(299.5)
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation

Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood®, Wildfish Seafood Grille® and Yard House®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter or six months ended November 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.
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
Acquisition of Yard House
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. (Yard House) for $585.0 million in cash. The acquired operations of Yard House included 40 restaurants that are included in the results of operations in our consolidated financial statements from the date of acquisition.
The assets and liabilities of Yard House were recorded at their respective fair values as of the date of acquisition. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including buildings and equipment, intangible assets, and income tax liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When the valuation process is completed, adjustments to goodwill may result.
The preliminary allocation of the purchase price is as follows:

Balances at
(in millions)	August 29, 2012
Current assets	$12.9
Buildings and equipment	150.6
Trademark	109.3
Other assets	10.1
Goodwill	366.3
Total assets acquired	$649.2
Current liabilities	38.4
Other liabilities	25.8
Total liabilities assumed	$64.2
Net assets acquired	$585.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $366.3 million recorded as goodwill, $37.9 million is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 7 months to 21 years. Other assets and liabilities include values associated with favorable and unfavorable market leases that will be amortized over a weighted average period of 15 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $10.1 million and $11.6 million during the quarter and six months ended November 25, 2012, respectively, which are included in selling, general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Yard House on our consolidated financial statements.

Note 2.Supplemental Cash Flow Information

	Six Months Ended
(in millions)	November 25, 2012	November 27, 2011
Interest paid, net of amounts capitalized	$52.2	$43.7
Income taxes paid, net of refunds	44.1	76.3

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

	Stock Options Granted During the Six Months Ended
	November 25, 2012	November 27, 2011
Weighted-average fair value	$12.24	$14.33
Dividend yield	4.0%	3.5%
Expected volatility of stock	39.7%	39.4%
Risk-free interest rate	0.8%	2.1%
Expected option life (in years)	6.5	6.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of our stock-based compensation activity for the six months ended November 25, 2012:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	12.3	0.3	2.1	1.1
Awards granted	1.6	—	0.6	0.3
Awards exercised	(1.2)	(0.1)	(0.2)	(0.4)
Awards forfeited	(0.2)	—	(0.1)	(0.1)
Outstanding end of period	12.5	0.2	2.4	0.9
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Stock options	$4.7	$4.7	$9.5	$9.7
Restricted stock/restricted stock units	0.8	1.3	1.4	2.6
Darden stock units	5.7	3.0	10.5	5.1
Performance stock units	1.5	2.6	5.2	5.2
Employee stock purchase plan	0.5	0.5	0.9	0.9
Director compensation program/other	1.1	1.1	1.2	1.2
Total stock-based compensation expense	$14.3	$13.2	$28.7	$24.7

Note 4.Income Taxes
The effective income tax rate for the quarter and six months ended November 25, 2012 was 21.8 percent and 23.6 percent, respectively, compared to an effective income tax rate of 25.4 percent and 26.7 percent for the quarter and six months ended November 27, 2011, respectively. The decrease in the effective income tax rate for the quarter and six months ended November 25, 2012 as compared to the quarter and six months ended November 27, 2011 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and the impact of non-deductible Yard House acquisition costs.
Included in our remaining balance of unrecognized tax benefits is $1.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5.Long-Term Debt

We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default customary for credit facilities of this type. As of November 25, 2012, we were in compliance with the covenants under the Revolving Credit Agreement.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans.
As of November 25, 2012, we had no outstanding balances under the Revolving Credit Agreement. As of November 25, 2012, $376.0 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of November 25, 2012, we had $374.0 million of credit available under the Revolving Credit Agreement.
On October 4, 2012, we issued $450.0 million aggregate principal amount of unsecured 3.350 percent senior notes due November 2022 (the New Senior Notes) under a registration statement filed with the Securities and Exchange Commission on October 6, 2010. Discount and issuance costs, which totaled $4.6 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2013. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
On August 22, 2012, we entered into a Term Loan Agreement (the Term Loan Agreement) with BOA, as administrative agent, and the lenders (the Lenders) and other agents party thereto. During the second quarter of fiscal 2013, we made borrowings under this agreement in a total aggregate principal amount of $300.0 million. The Term Loan Agreement is a senior unsecured term loan commitment to the Company and contains customary representations, events of default and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) for facilities of this type.
The Term Loan Agreement matures on August 22, 2017, and the proceeds may be used for the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The loans under the Term Loan Agreement are subject to annual amortization of principal of 5 percent, 5 percent, 5 percent and 85 percent, payable on the second, third, fourth and fifth anniversaries, respectively, of the effective date of the Term Loan Agreement. Interest rates on borrowings under the Term Loan Agreement will be based on LIBOR plus a fixed spread as described in the Term Loan Agreement and, in part, upon our credit ratings. Pricing for interest and fees under the Term Loan Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt.
On August 28, 2012, we closed on the issuance of $80.0 million unsecured 3.790 percent senior notes due August 2019 and $220.0 million unsecured 4.520 percent senior notes due August 2024, pursuant to a Note Purchase Agreement dated June 18, 2012.
The interest rates on our $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 25, 2012, no adjustments to these interest rates had been made.
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

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Anti-dilutive restricted stock and options	3.1	3.1	2.5	2.6

Note 7.Stockholders’ Equity
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accordance with applicable securities laws, we have repurchased a total of 171.9 million shares of our common stock through November 25, 2012. Fiscal 2013 common stock repurchases are as follows:

	Three Months Ended		Six Months Ended
	November 25, 2012		November 25, 2012
(in millions)	Shares	Total Cost	Shares	Total Cost
Common stock repurchased	0.002	$0.1	1.043	$52.3

In the second quarter of fiscal 2013, we retired a portion of our treasury stock totaling 159.3 million shares and restored them to authorized but unissued shares of common stock. The retired treasury stock had a carrying amount of approximately $3.74 billion. Upon formal retirement and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 505, Equity, we reduced our common stock and surplus account based on the estimated weighted average cost of the common shares and reduced our treasury stock account based on the repurchase price. The difference between the repurchase price and the estimated average cost was recorded as a reduction to retained earnings. We expect that all shares of common stock acquired in the future will be restored to authorized but unissued shares of common stock.
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended November 25, 2012 and November 27, 2011 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at August 26, 2012	$(0.8)	$0.3	$(53.3)	$(94.0)	$(147.8)
Gain (loss)	(0.1)	—	(2.6)	—	(2.7)
Reclassification realized in net earnings	—	—	1.0	1.8	2.8
Balances at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)

Balances at August 28, 2011	$(0.7)	$0.5	$(33.9)	$(54.0)	$(88.1)
Gain (loss)	(1.1)	(0.1)	(15.1)	—	(16.3)
Reclassification realized in net earnings	—	—	0.7	1.8	2.5
Balances at November 27, 2011	$(1.8)	$0.4	$(48.3)	$(52.2)	$(101.9)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended November 25, 2012 and November 27, 2011are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 27, 2012	$(1.6)	$0.4	$(49.7)	$(95.7)	$(146.6)
Gain (loss)	0.7	(0.1)	(6.9)	—	(6.3)
Reclassification realized in net earnings	—	—	1.7	3.5	5.2
Balances at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)

Balances at May 29, 2011	$(0.4)	$0.5	$(4.1)	$(55.8)	$(59.8)
Gain (loss)	(1.4)	(0.1)	(44.7)	—	(46.2)
Reclassification realized in net earnings	—	—	0.5	3.6	4.1
Balances at November 27, 2011	$(1.8)	$0.4	$(48.3)	$(52.2)	$(101.9)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Service cost	$1.2	$1.3	$2.4	$2.7
Interest cost	2.5	2.3	5.0	4.5
Expected return on plan assets	(4.7)	(4.4)	(9.7)	(8.9)
Recognized net actuarial loss	2.2	1.5	4.4	3.1
Net periodic benefit cost	$1.2	$0.7	$2.1	$1.4

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.4	0.6	0.7
Net periodic benefit cost	$0.5	$0.6	$1.0	$1.1
Note 9.Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing and foreign currency exchange rate risks inherent in our business operations. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by ASC Topic 815, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by ASC Topic 815, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 25, 2012, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional values of derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Notional Values
(in millions)	November 25, 2012	May 27, 2012
Derivative contracts designated as hedging instruments
Commodities	$10.9	$8.7
Foreign currency	10.4	19.4
Interest rate swaps	100.0	550.0
Equity forwards	30.7	21.7
Derivative contracts not designated as hedging instruments
Equity forwards	45.1	50.0
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
We entered into forward-starting interest rate swap agreements with $300.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate prior to the issuance of the New Senior Notes in October 2012, as changes in the benchmark interest rate would cause variability in our forecasted interest payments. These derivative instruments were designated as cash flow hedges. These instruments were settled at the issuance of the New Senior Notes for a cumulative loss of approximately $55.0 million, which was recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings as an adjustment to interest expense on the New Senior Notes or similar debt as incurred.
We entered into interest rate swap agreements with $250.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 and a portion of the $400.0 million 4.500 percent senior notes due October 2021 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Concurrent with the repayment at maturity of the $350.0 million senior notes due October 2012, we settled $150.0 million of notional value of these swaps. During the quarters ended November 25, 2012 and November 27, 2011, $0.9 million and $0.7 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the six months ended November 25, 2012 and November 27, 2011, $2.1 million and $1.5 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of November 25, 2012, we were party to equity forward contracts that were indexed to 1.2 million shares of our common stock, at varying forward rates between $29.28 per share and $52.66 per share, extending through August 2017. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.5 million shares of our common stock at forward rates between $23.41 and $51.95 per share, can only be net settled in cash and expire between fiscal 2013 and 2016. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.
The fair value of our derivative contracts designated as hedging instruments and derivative contracts that are not designated as hedging instruments are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		November 25, 2012	May 27, 2012	November 25, 2012	May 27, 2012
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$0.5	$0.3	$—	$(0.4)
Equity forwards	(1)	2.1	0.9	—	—
Interest rate related	(1)	4.4	3.2	—	(44.9)
Foreign currency forwards	(1)	—	0.5	(0.2)	—
		$7.0	$4.9	$(0.2)	$(45.3)
Derivative contracts not designated as hedging instruments
Equity forwards	(1)	3.4	1.9	—	—
		$3.4	$1.9	$—	$—
Total derivative contracts		$10.4	$6.8	$(0.2)	$(45.3)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	November 25, 2012	November 27, 2011		November 25, 2012	November 27, 2011		November 25, 2012	November 27, 2011
Commodity	$1.0	$(1.1)	(2)	$(0.1)	$(0.6)	(2)	$—	$—
Equity	(0.4)	(0.9)	(3)	—	—	(3)	0.2	0.2
Interest rate	(4.4)	(21.7)	Interest, net	(2.0)	(0.9)	Interest, net	—	(0.5)
Foreign currency	(0.1)	(0.2)	(4)	(0.1)	0.2	(4)	—	—
	$(3.9)	$(23.9)		$(2.2)	$(1.3)		$0.2	$(0.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
Type of Derivative	November 25, 2012	November 27, 2011		November 25, 2012	November 27, 2011		November 25, 2012	November 27, 2011
Commodity	$1.0	$(1.6)	(2)	$(0.1)	$(0.6)	(2)	$—	$—
Equity	(0.8)	(4.4)	(3)	0.2	—	(3)	0.5	0.3
Interest rate	(10.1)	(63.5)	Interest, net	(3.1)	(0.7)	Interest, net	—	(0.7)
Foreign currency	(0.7)	(0.2)	(4)	—	0.5	(4)	—	—
	$(10.6)	$(69.7)		$(3.0)	$(0.8)		$0.5	$(0.4)

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

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	November 25, 2012	November 27, 2011			November 25, 2012	November 27, 2011
Interest rate	$0.7	$(0.9)	Interest, net	Fixed-rate debt	$(0.7)	$0.9	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended				Six Months Ended
	November 25, 2012	November 27, 2011			November 25, 2012	November 27, 2011
Interest rate	$1.2	$(1.6)	Interest, net	Fixed-rate debt	$(1.2)	$1.6	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
(in millions)
Commodity contracts	Cost of Sales (1)	$—	$(2.8)	$(0.2)	$(4.7)
Equity forwards	Cost of Sales (2)	0.7	—	1.1	(0.8)
Equity forwards	Selling, General and Administrative	1.6	(1.3)	1.3	(2.6)
		$2.3	$(4.1)	$2.2	$(8.1)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 25, 2012, we expect to reclassify $9.1 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of November 25, 2012 and May 27, 2012:

Items Measured at Fair Value at November 25, 2012
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$14.0	$—	$14.0	$—
U.S. Treasury securities	(2)	10.4	10.4	—	—
Mortgage-backed securities	(1)	9.1	—	9.1	—
Derivatives:
Commodities futures, swaps & options	(3)	0.5	—	0.5	—
Equity forwards	(4)	5.5	—	5.5	—
Interest rate swaps	(5)	4.4	—	4.4	—
Foreign currency forwards	(6)	(0.2)	—	(0.2)	—
Total		$43.7	$10.4	$33.3	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of November 25, 2012, was $2.50 billion and $2.77 billion, respectively. The carrying value and fair value of long-term debt as of May 27, 2012, was $1.80 billion and $1.99 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of November 25, 2012 and May 27, 2012 were not material.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 25, 2012 and May 27, 2012, we had $107.0 million and $99.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 25, 2012 and May 27, 2012, we had $19.8 million and $20.3 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 25, 2012 and May 27, 2012, we had $4.8 million and $5.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of November 25, 2012 and May 27, 2012, amounted to $3.8 million and $4.1 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2013 through fiscal 2021.

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
Note 13. Subsequent Events
On December 19, 2012, the Board of Directors declared a cash dividend of $0.50 per share to be paid February 1, 2013 to all shareholders of record as of the close of business on January 10, 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 25, 2012 and November 27, 2011.

	Three Months Ended		Six Months Ended
	November 25, 2012	November 27, 2011	November 25, 2012	November 27, 2011
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.0	31.3	30.7	30.9
Restaurant labor	32.4	32.4	31.6	32.0
Restaurant expenses	16.6	16.0	15.8	15.7
Total cost of sales, excluding restaurant depreciation and amortization of 4.8%, 4.4%, 4.5% and 4.2%	80.0%	79.7%	78.1%	78.6%
Selling, general and administrative	11.0	10.2	10.9	9.9
Depreciation and amortization	5.1	4.7	4.8	4.5
Interest, net	1.7	1.4	1.5	1.2
Total costs and expenses	97.8%	96.0%	95.3%	94.2%
Earnings before income taxes	2.2	4.0	4.7	5.8
Income taxes	(0.5)	(1.0)	(1.1)	(1.5)
Earnings from continuing operations	1.7	3.0	3.6	4.3
Losses from discontinued operations	—	(0.1)	—	(0.1)
Net earnings	1.7%	2.9%	3.6%	4.2%

OVERVIEW OF OPERATIONS
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. (Yard House) for $585.0 million in cash. The acquired operations of Yard House included 40 restaurants, and the results of operations from these restaurants, which are not material, are included in our consolidated financial statements from the date of acquisition.
Our sales from continuing operations were $1.96 billion and $3.99 billion for the second quarter and first six months of fiscal 2013, respectively, compared to $1.83 billion and $3.77 billion for the second quarter and first six months of fiscal 2012, respectively. The increases of 7.0 percent and 5.9 percent in sales for the second quarter and first six months of fiscal 2013, respectively, were driven primarily by the operation of 99 net new company-owned restaurants plus the addition of 40 Yard House acquired restaurants since the second quarter of fiscal 2012, partially offset by blended U.S. same-restaurant sales decreases for Olive Garden, Red Lobster and LongHorn Steakhouse of 2.7 percent and 1.4 percent for the second quarter and first six months of fiscal 2013, respectively. For the second quarter of fiscal 2013, our net earnings from continuing operations were $33.7 million compared to $54.1 million for the second quarter of fiscal 2012, a 37.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.26 for the second quarter of fiscal 2013 compared to $0.41 for the second quarter of fiscal 2012, a 36.6 percent decrease. For the first six months of fiscal 2013, our net earnings from continuing operations were $144.8 million compared to $160.8 million for the first six months of fiscal 2012, a 10.0 percent decrease, and our diluted net earnings per share from continuing operations were $1.10 for the first six months of fiscal 2013 compared to $1.19 for the first six months of fiscal 2012, a 7.6 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter and the first six months of fiscal 2013 compared to the second quarter and the first six months of fiscal 2012 were primarily due to higher restaurant expenses, selling, general and administrative expenses, depreciation and amortization expenses and net interest expense as a percent of sales, partially offset by increased sales, lower food and beverage costs as a percent of sales, and a lower effective income tax rate. Costs associated with the Yard House acquisition adversely affected diluted net earnings per share from continuing operations by approximately $0.05 and $0.06 for the second quarter and first six months of fiscal 2013, respectively.

SALES
Sales from continuing operations were $1.96 billion and $1.83 billion for the quarters ended November 25, 2012 and November 27, 2011, respectively. The 7.0 percent increase in sales for the second quarter of fiscal 2013 was driven by the operation of 99 net new company-owned restaurants plus the addition of 40 Yard House acquired restaurants since the second quarter of fiscal 2012 partially offset by a 2.7 percent blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $848.6 million for the second quarter of fiscal 2013 were 1.5 percent above last year’s second fiscal quarter, driven by revenue from 46 net new restaurants partially offset by a U.S. same-restaurant sales decrease of 3.2 percent. The decrease in U.S. same-restaurant sales resulted from a 6.9 percent decrease in same-restaurant guest counts partially offset by a 3.7 percent increase in average check. Red Lobster’s sales of $589.5 million for the second quarter of fiscal 2013 were 2.1 percent below last fiscal year’s second quarter, driven by a 2.7 percent decrease in U.S. same-restaurant sales, partially offset by revenue from five net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 2.2 percent decrease in same-restaurant guest counts, combined with a 0.5 percent decrease in average check. LongHorn Steakhouse’s sales of $274.9 million for the second quarter of fiscal 2013 were 7.8 percent above last fiscal year’s second quarter, driven by revenue from 32 net new restaurants, partially offset by a 0.8 percent decrease in same-restaurant sales. The decrease in same-restaurant sales resulted from a 0.4 percent decrease in same-restaurant guest counts combined with a 0.4 percent decrease in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $241.3 million for the second quarter of fiscal 2013, which were 76.4 percent above last fiscal year’s second quarter, primarily driven by the Yard House acquisition and incremental sales from the 11 Eddie V's restaurants acquired on November 14, 2011. Additionally, Bahama Breeze added five new restaurants, Seasons 52 added four new restaurants, The Capital Grille added three new restaurants and Yard House added one new restaurant. Sales growth also reflected same-restaurant sales increases of 0.8 percent at The Capital Grille and 1.9 percent at Bahama Breeze a 1.0 percent decrease at Seasons 52 and a 2.5 percent decrease at Eddie V's.
Sales from continuing operations were $3.99 billion and $3.77 billion for the six months ended November 25, 2012 and November 27, 2011, respectively. The 5.9 percent increase in sales for the first six months of fiscal 2013 was driven by the operation of 99 net new company-owned restaurants plus the addition of 40 Yard House acquired restaurants since the second quarter of fiscal 2012, partially offset by a 1.4 percent blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $1.77 billion for the first six months of fiscal 2013 were 3.0 percent above the same period last fiscal year, driven by revenue from 46 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 1.4 percent. The decrease in U.S. same-restaurant sales resulted from a 4.8 percent decrease in same-restaurant guest counts, partially offset by a 3.4 percent increase in average check. Red Lobster’s sales of $1.25 billion for the first six months of fiscal 2013 were 2.1 percent below the same period last fiscal year, driven by a 2.6 percent decrease in U.S. same-restaurant sales, partially offset by revenue from five net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 3.5 percent decrease in same-restaurant guest counts, partially offset by a 0.9 percent increase in average check. LongHorn Steakhouse’s sales of $559.9 million for the first six months of fiscal 2013 were 10.2 percent above the same period last fiscal year, driven by revenue from 32 net new restaurants and a 1.5 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 1.5 percent increase in same-restaurant guest counts. In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $404.3 million for the first six months of fiscal 2013, which were 52.1 percent above the same period last fiscal year, primarily driven by the Yard House acquisition and incremental sales from the 11 Eddie V's restaurants acquired on November 14, 2011. Additionally, Bahama Breeze added five new restaurants, Seasons 52 added four new restaurants, The Capital Grille added three new restaurants and Yard House added one new restaurant. Sales growth also reflected same-restaurant sales increases of 2.3 percent at The Capital Grille, 1.5 percent at Bahama Breeze and 0.7 percent at Seasons 52, and a 1.7 percent same-restaurant sales decrease at Eddie V's.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended November 25, 2012 Compared to Quarter Ended November 27, 2011
Total costs and expenses were $1.92 billion and $1.76 billion for the quarters ended November 25, 2012 and November 27, 2011, respectively. As a percent of sales, total costs and expenses increased from 96.0 percent in the second quarter of fiscal 2012 to 97.8 percent in the second quarter of fiscal 2013.
Food and beverage costs were $607.5 million in the second quarter of fiscal 2013, an increase of $34.2 million, or 6.0 percent, from food and beverage costs of $573.3 million in the second quarter of fiscal 2012. As a percent of sales, food and beverage costs decreased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, primarily as a result of pricing leverage and lower seafood costs, partially offset by higher beef costs and unfavorable menu-mix. Restaurant labor costs were $635.7 million in the second quarter of fiscal 2013, an increase of $41.5 million, or 7.0 percent, from restaurant labor costs of $594.2 million in the second quarter of fiscal 2012. Restaurant labor costs as a percent of sales were flat as lower manager incentive compensation, increased employee productivity and lower employee insurance claims costs were offset by wage-rate inflation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $325.5 million in the second quarter of fiscal 2013, an increase of $32.4 million, or 11.1 percent, from restaurant expenses of $293.1 million in the second quarter of fiscal 2012. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2013 primarily as a result of Yard House's higher restaurant expenses as a percentage of sales compared to our consolidated average prior to the acquisition and lost sales leverage partially offset by lower repairs and maintenance expenses.
Selling, general and administrative expenses were $216.1 million in the second quarter of fiscal 2013, an increase of $28.7 million, or 15.3 percent, from selling, general and administrative expenses of $187.4 million in the second quarter of fiscal 2012. As a percent of sales, selling, general and administrative expenses increased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily due to acquisition and integration costs associated with the Yard House acquisition and higher media costs partially offset by sales leverage.
Depreciation and amortization expense was $99.2 million in the second quarter of fiscal 2013, an increase of $13.4 million, or 15.6 percent, from depreciation and amortization expense of $85.8 million in the second quarter of fiscal 2012. As a percent of sales, depreciation and amortization expense increased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $32.9 million in the second quarter of fiscal 2013, an increase of $7.7 million, or 30.6 percent, from net interest expense of $25.2 million in the second quarter of fiscal 2012. As a percent of sales, net interest expense for the second quarter of fiscal 2013 increased compared to the second quarter of fiscal 2012 primarily due to higher average long-term debt balances.
Six Months Ended November 25, 2012 Compared to Six Months Ended November 27, 2011
Total costs and expenses were $3.81 billion and $3.55 billion for the six months ended November 25, 2012 and November 27, 2011, respectively. As a percent of sales, total costs and expenses increased from 94.2 percent for the first six months of fiscal 2012 to 95.3 percent for the first six months of fiscal 2013.
Food and beverage costs were $1.23 billion for the first six months of fiscal 2013, an increase of $59.6 million, or 5.1 percent, from food and beverage costs of $1.17 billion for the first six months of fiscal 2012. As a percent of sales, food and beverage costs decreased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012, primarily as a result of pricing leverage and lower seafood costs, partially offset by higher beef costs and unfavorable menu-mix. Restaurant labor costs were $1.26 billion for the first six months of fiscal 2013, an increase of $55.2 million, or 4.6 percent, from restaurant labor costs of $1.21 billion for the first six months of fiscal 2012. Restaurant labor costs as a percent of sales decreased primarily as a result of lower manager incentive compensation, sales leveraging, increased employee productivity and lower employee insurance claims costs, partially offset by wage-rate inflation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $629.7 million for the first six months of fiscal 2013, an increase of $36.7 million, or 6.2 percent, from restaurant expenses of $593.0 million for the first six months of fiscal 2012. As a percent of sales, restaurant expenses increased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012, primarily as a result of Yard House's higher restaurant expenses as a percentage of sales compared to our consolidated average prior to the acquisition and lost sales leverage partially offset by lower credit card fees.
Selling, general and administrative expenses were $434.2 million for the first six months of fiscal 2013, an increase of $64.0 million, or 17.3 percent, from selling, general and administrative expenses of $370.2 million for the first six months of fiscal 2012. As a percent of sales, selling, general and administrative expenses increased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 primarily due to higher media costs, acquisition and integration costs associated with the Yard House acquisition and unfavorable market-driven changes in fair value related to our non-qualified deferred compensation plans partially offset by sales leverage.
Depreciation and amortization expense was $191.8 million for the first six months of fiscal 2013, an increase of $22.0 million, or 13.0 percent, from depreciation and amortization expense of $169.8 million for the first six months of fiscal 2012. As a percent of sales, depreciation and amortization expense increased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $60.8 million for the first six months of fiscal 2013, an increase of $13.9 million, or 29.6 percent, from net interest expense of $46.9 million for the first six months of fiscal 2012. As a percent of sales, net interest expense increased for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 primarily due to higher average long-term debt balances.
INCOME TAXES
The effective income tax rate for the quarter and six months ended November 25, 2012 was 21.8 percent and 23.6 percent, respectively, compared to an effective income tax rate of 25.4 percent and 26.7 percent for the quarter and six months ended November 27, 2011, respectively. The decrease in the effective income tax rate for the quarter and six months ended November 25, 2012 as compared to the quarter and six months ended November 27, 2011 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and the impact of non-deductible Yard House acquisition costs.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the second quarter of fiscal 2013, our net earnings from continuing operations were $33.7 million compared to $54.1 million in the second quarter of fiscal 2012, a 37.7 percent decrease, and our diluted net earnings per share from continuing operations were $0.26 compared to $0.41 in the second quarter of fiscal 2012, a 36.6 percent decrease. At Olive Garden, higher restaurant expenses and depreciation expenses as a percent of sales were partially offset by lower food and beverage costs as a percent of sales. As a result, operating profit as a percent of sales decreased in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012. At Red Lobster, higher restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower food and beverage costs and restaurant labor expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for Red Lobster in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012. At LongHorn Steakhouse, higher food and beverage costs, restaurant labor expenses, restaurant expenses and depreciation expenses as a percent of sales resulted in a decrease in operating profit as a percent of sales in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012.
For the first six months of fiscal 2013, our net earnings from continuing operations were $144.8 million compared to $160.8 million for the first six months of fiscal 2012, a 10.0 percent decrease, and our diluted net earnings per share from continuing operations were $1.10 compared to $1.19 for the first six months of fiscal 2012, a 7.6 percent decrease. At Olive Garden, lower food and beverage costs and restaurant labor expenses as a percent of sales were partially offset by higher restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased for the first six months of fiscal 2013, compared to the first six months of fiscal 2012. At Red Lobster, lower food and beverage costs and restaurant labor expenses as a percent of sales were partially offset by higher restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales. As a result, operating profit as a percent of sales increased for Red Lobster for the first six months of fiscal 2013, compared to the first six months of fiscal 2012. At LongHorn Steakhouse, higher food and beverage costs, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower restaurant labor expenses and restaurant expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for LongHorn Steakhouse for the first six months of fiscal 2013, compared to the first six months of fiscal 2012.
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

NUMBER OF RESTAURANTS
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2013, compared with the number open at the end of fiscal 2012 and the end of the second quarter of fiscal 2012.

	November 25, 2012	May 27, 2012	November 27, 2011
Red Lobster – USA	679	677	674
Red Lobster – Canada	27	27	27
Total	706	704	701
Olive Garden – USA	803	786	757
Olive Garden – Canada	6	6	6
Total	809	792	763
LongHorn Steakhouse	399	386	367
The Capital Grille	48	46	45
Bahama Breeze	32	30	27
Seasons 52	25	23	21
Eddie V's (1)	11	11	11
Yard House (1)	41	—	—
Other	4	2	1
Total	2,075	1,994	1,936

(1)	Includes the 11 Eddie V's restaurants acquired on November 14, 2011 and the 40 Yard House restaurants acquired on August, 29, 2012.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 25, 2012, we were in compliance with all covenants under the Revolving Credit Agreement. The Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Additional information regarding the terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of November 25, 2012, we had no outstanding balances under the Revolving Credit Agreement. As of November 25, 2012, $376.0 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of November 25, 2012, we had $374.0 million of credit available under the Revolving Credit Agreement.
On October 4, 2012, we issued $450.0 million aggregate principal amount of unsecured 3.350 percent senior notes due November 2022 (the New Senior Notes) under a registration statement filed with the Securities and Exchange Commission on October 6, 2010. Discount and issuance costs, which totaled $4.6 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2013. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
On August 22, 2012, we entered into a Term Loan Agreement (the Term Loan Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. During the second quarter of fiscal 2013, we made borrowings under this agreement in a total aggregate principal amount of $300.0 million. The Term Loan Agreement is a senior unsecured term loan commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00).
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
As of November 25, 2012, our long-term debt consisted principally of:

•	$100.0 million of unsecured 7.125 percent debentures due in February 2016;

•	$300.0 million unsecured, variable rate term loan maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$80.0 million of unsecured 3.790 percent senior notes due in August 2019;

•	$400.0 million of unsecured 4.500 percent senior notes due in October 2021;

•	$450.0 million of unsecured 3.350 percent senior notes due in November 2022;

•	$220.0 million of unsecured 4.520 percent senior notes due in August 2024;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035;

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037; and

•
An unsecured, variable rate $5.0 million commercial bank loan due in December 2018 that is used to support two loans from us to the Employee Stock Ownership Plan (ESOP) portion of the Darden Savings Plan.

The interest rates on our $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 25, 2012, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of November 25, 2012 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$376.0	$376.0	$—	$—	$—
Long-term debt (1)	3,884.0	122.1	271.8	1,097.0	2,393.1
Operating leases	1,111.5	176.4	321.8	252.7	360.6
Purchase obligations (2)	693.6	625.1	60.5	8.0	—
Capital lease obligations (3)	92.1	5.3	11.0	11.5	64.3
Benefit obligations (4)	472.5	36.4	66.4	83.3	286.4
Unrecognized income tax benefits(5)	17.4	1.6	10.3	5.5	—
Total contractual obligations	$6,647.1	$1,342.9	$741.8	$1,458.0	$3,104.4
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$126.8	$126.8	$—	$—	$—
Guarantees (7)	4.8	1.2	2.0	1.1	0.5
Total commercial commitments	$131.6	$128.0	$2.0	$1.1	$0.5

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan and the term loan were estimated based on average interest rates of 1.2 percent and 2.1 percent, respectively. Excludes issuance discount of $6.0 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $36.9 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2022.

(5)	Includes interest on unrecognized income tax benefits of $1.7 million, $0.3 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $107.0 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.6 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $19.2 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and six months ended November 25, 2012, we repurchased 1.8 thousand and 1.0 million shares of our common stock, respectively, compared to 4.2 million and 6.1 million shares of our common stock during the quarter and six months ended November 27, 2011, respectively. As of November 25, 2012, we have repurchased a total of 171.9 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations increased to $267.6 million for the first six months of fiscal 2013, from $80.3 million for the first six months of fiscal 2012. The increase was primarily due to the timing of inventory purchases as a result of our strategy initiated in fiscal 2012 to take ownership of our inventory earlier in the supply chain to ensure a more secure and efficient supply of inventory to our restaurants, the timing of income tax accruals and related payments and a decrease in fiscal 2012 performance compensation payments paid in fiscal 2013.
Net cash flows used in investing activities of continuing operations increased to $949.4 million for the first six months of fiscal 2013, from $408.1 million for the first six months of fiscal 2012, and included $578.4 million of net cash used in the Yard House acquisition and capital expenditures of $355.2 million for the first six months of fiscal 2013 compared to $338.4 million for the first six months of fiscal 2012. The increased expenditures for the first six months of fiscal 2013 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2013.

Net cash flows provided by financing activities of continuing operations were $670.2 million for the first six months of fiscal 2013, compared to net cash flows provided by financing activities of $307.8 million for the first six months of fiscal 2012. During the second quarter of fiscal 2013, we closed on the issuance of $300.0 million of senior notes, received funding from a $300.0 million term loan and completed the offering of $450.0 million of senior notes, resulting in net proceeds of $445.4 million which were used to effectively refinance the $350.0 million of long-term notes that we repaid at maturity during second quarter of fiscal 2013. Net cash flows from financing activities for the first six months of fiscal 2013 included net proceeds from the issuance of short-term debt of $113.4 million in the first six months of fiscal 2013, as compared to $269.5 million in the first six months of fiscal 2012. Purchases of treasury stock were $52.3 million during the first six months of fiscal 2013, a decrease from purchases of $279.1 million during the first six months of fiscal 2012. Net cash flows from financing activities also included $128.5 million in dividends paid for the first six months of fiscal 2013, compared to $113.6 million in dividends paid for the first six months of fiscal 2012. In June 2012, our Board of Directors approved an increase in the quarterly dividend to $0.50 per share, which indicates an annual dividend of $2.00 per share in fiscal 2013. In fiscal 2012, we paid quarterly dividends of $0.43 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2012 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 25, 2012, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $575.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $800.6 million as of November 25, 2012, compared to $757.6 million as of May 27, 2012. The increase was primarily due to higher inventory levels related to the timing of inventory purchases and an increase in deferred income taxes related to the Yard House acquisition.
Our current liabilities totaled $1.54 billion as of November 25, 2012, compared to $1.77 billion as of May 27, 2012. The decrease was primarily due to the repayment of $350.0 million of long-term debt during the second quarter of fiscal 2013 which was included in current liabilities as current portion of long-term debt at May 27, 2012 partially offset by an increase in short-term debt and accounts payable.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 25, 2012, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $45.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $160.4 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2013 averaged $2.29 billion, with a high of $2.79 billion and a low of $1.98 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 25, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 25, 2012.
During the fiscal quarter ended November 25, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 25, 2012. Since commencing repurchases in December 1995, we have repurchased a total of 171.9 million shares through November 25, 2012 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 27, 2012 through September 30, 2012	787	$53.30	787	15,466,495
October 1, 2012 through October 28, 2012	815	$55.61	815	15,465,680
October 29, 2012 through November 25, 2012	176	$53.02	176	15,465,504
Total	1,778	$50.12	1,778	15,465,504

(1)
All of the shares purchased during the quarter ended November 25, 2012 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	January 2, 2013	By:	/s/ C. Bradford Richmond
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