Form 10-Q
period 2013-02-24
DARDEN RESTAURANTS INC
filed 2013-04-01
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2013: 129,812,201 (excluding 1,390,178 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Sales	$2,258.2	$2,159.7	$6,253.0	$5,933.2
Costs and expenses:
Cost of sales:
Food and beverage	695.1	661.7	1,921.5	1,828.5
Restaurant labor	709.0	657.2	1,971.5	1,864.6
Restaurant expenses	348.2	308.4	977.8	901.2
Total cost of sales, excluding restaurant depreciation and amortization of $95.8, $83.2, $277.2 and $242.2, respectively	$1,752.3	$1,627.3	$4,870.8	$4,594.3
Selling, general and administrative	199.8	198.0	634.1	568.3
Depreciation and amortization	101.0	88.9	292.8	258.8
Interest, net	31.9	27.7	92.7	74.5
Total costs and expenses	$2,085.0	$1,941.9	$5,890.4	$5,495.9
Earnings before income taxes	173.2	217.8	362.6	437.3
Income taxes	(38.7)	(53.7)	(83.3)	(112.3)
Earnings from continuing operations	$134.5	$164.1	$279.3	$325.0
Losses from discontinued operations, net of tax benefit of $0.2, $0.0, $0.4 and $0.4, respectively	(0.1)	—	(0.5)	(0.7)
Net earnings	$134.4	$164.1	$278.8	$324.3
Basic net earnings per share:
Earnings from continuing operations	$1.04	$1.28	$2.17	$2.49
Losses from discontinued operations	—	—	—	(0.01)
Net earnings	$1.04	$1.28	$2.17	$2.48
Diluted net earnings per share:
Earnings from continuing operations	$1.02	$1.25	$2.13	$2.43
Losses from discontinued operations	—	—	(0.01)	(0.01)
Net earnings	$1.02	$1.25	$2.12	$2.42
Average number of common shares outstanding:
Basic	129.3	128.0	128.7	130.7
Diluted	131.5	130.9	131.4	133.8
Dividends declared per common share	$0.50	$0.43	$1.50	$1.29

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Net earnings	$134.4	$164.1	$278.8	$324.3
Other comprehensive income (loss):
Foreign currency adjustment	(0.6)	0.9	0.1	(0.5)
Change in fair value of marketable securities, net of tax benefit of $0.0, $0.0, $(0.1) and $(0.1), respectively	—	—	(0.1)	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of tax expense (benefit) of $1.0, $(0.3), $(1.6) and $(25.0), respectively	(3.7)	1.7	(8.9)	(42.5)
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of tax expense of $1.1, $1.1, $3.2 and $3.3, respectively	1.7	1.8	5.2	5.4
Other comprehensive income (loss)	$(2.6)	$4.4	$(3.7)	$(37.7)
Total comprehensive income	$131.8	$168.5	$275.1	$286.6
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 24, 2013	May 27, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103.9	$70.5
Receivables, net	68.1	71.4
Inventories	432.6	404.1
Prepaid income taxes	12.7	12.2
Prepaid expenses and other current assets	82.5	74.9
Deferred income taxes	153.6	124.5
Total current assets	$853.4	$757.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,981.7 and $2,774.3, respectively	4,335.0	3,951.3
Goodwill	904.5	538.6
Trademarks	574.2	464.9
Other assets	290.7	231.8
Total assets	$6,957.8	$5,944.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324.8	$260.7
Short-term debt	216.9	262.7
Accrued payroll	135.5	154.3
Accrued income taxes	12.9	—
Other accrued taxes	69.7	60.4
Unearned revenues	315.4	231.7
Current portion of long-term debt	—	349.9
Other current liabilities	460.2	454.4
Total current liabilities	$1,535.4	$1,774.1
Long-term debt, less current portion	2,502.4	1,453.7
Deferred income taxes	369.9	312.9
Deferred rent	223.4	204.4
Obligations under capital leases, net of current installments	53.0	54.4
Other liabilities	323.4	302.7
Total liabilities	$5,007.5	$4,102.2
Stockholders’ equity:
Common stock and surplus	$1,184.5	$2,518.8
Retained earnings	930.9	3,172.8
Treasury stock	(8.5)	(3,695.8)
Accumulated other comprehensive income (loss)	(150.3)	(146.6)
Unearned compensation	(6.3)	(7.2)
Total stockholders’ equity	$1,950.3	$1,842.0
Total liabilities and stockholders’ equity	$6,957.8	$5,944.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 24, 2013 and February 26, 2012
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 27, 2012	$2,518.8	$3,172.8	$(3,695.8)	$(146.6)	$(7.2)	$1,842.0
Net earnings	—	278.8	—	—	—	278.8
Other comprehensive income (loss)	—	—	—	(3.7)	—	(3.7)
Dividends declared	0.4	(194.5)	—	—	—	(194.1)
Stock option exercises (1.5 shares)	42.5	—	1.4	—	—	43.9
Stock-based compensation	19.0	—	—	—	—	19.0
ESOP note receivable repayments	—	—	—	—	0.9	0.9
Income tax benefits credited to equity	10.4	—	—	—	—	10.4
Repurchases of common stock (1.0 shares)	—	(0.1)	(52.3)	—	—	(52.4)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.8	—	0.7	—	—	5.5
Treasury shares retirement (159.3 shares)	(1,411.4)	(2,326.1)	3,737.5	—	—	—
Balance at February 24, 2013	$1,184.5	$930.9	$(8.5)	$(150.3)	$(6.3)	$1,950.3

Balance at May 29, 2011	$2,408.8	$2,921.9	$(3,325.3)	$(59.8)	$(9.4)	$1,936.2
Net earnings	—	324.3	—	—	—	324.3
Other comprehensive income (loss)	—	—	—	(37.7)	—	(37.7)
Dividends declared	—	(169.0)	—	—	—	(169.0)
Stock option exercises (1.4 shares)	37.7	—	2.2	—	—	39.9
Stock-based compensation	20.5	—	—	—	—	20.5
ESOP note receivable repayments	—	—	—	—	1.5	1.5
Income tax benefits credited to equity	12.0	—	—	—	—	12.0
Repurchases of common stock (7.9 shares)	—	—	(357.0)	—	—	(357.0)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.7	—	0.9	—	—	5.6
Balance at February 26, 2012	$2,483.7	$3,077.2	$(3,679.2)	$(97.5)	$(7.9)	$1,776.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 24, 2013	February 26, 2012
Cash flows—operating activities
Net earnings	$278.8	$324.3
Losses from discontinued operations, net of tax benefit	0.5	0.7
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	292.8	258.8
Asset impairment charges	0.8	0.3
Amortization of loan costs	9.3	4.4
Stock-based compensation expense	36.0	41.3
Change in current assets and liabilities	46.6	(101.4)
Contributions to pension and postretirement plans	(2.8)	(22.7)
Loss on disposal of land, buildings and equipment	6.1	4.9
Change in cash surrender value of trust-owned life insurance	(11.5)	0.1
Deferred income taxes	14.3	23.7
Change in deferred rent	19.5	13.7
Change in other assets and liabilities	(6.7)	(1.2)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.3
Other, net	6.2	3.3
Net cash provided by operating activities of continuing operations	$690.0	$550.5
Cash flows—investing activities
Purchases of land, buildings and equipment	(518.5)	(483.4)
Proceeds from disposal of land, buildings and equipment	—	3.3
Purchases of marketable securities	(7.6)	(32.1)
Proceeds from sale of marketable securities	16.4	21.3
Cash used in business acquisitions, net of cash acquired	(577.4)	(58.6)
Increase in other assets	(31.8)	(10.3)
Net cash used in investing activities of continuing operations	$(1,118.9)	$(559.8)
Cash flows—financing activities
Proceeds from issuance of common stock	49.4	45.1
Income tax benefits credited to equity	10.4	12.0
Dividends paid	(193.2)	(168.6)
Repurchases of common stock	(52.4)	(357.0)
ESOP note receivable repayment	0.9	1.5
Proceeds from issuance of short-term debt	2,184.9	1,791.7
Repayments of short-term debt	(2,230.6)	(1,689.5)
Repayment of long-term debt	(350.9)	(1.5)
Proceeds from issuance of long-term debt	1,050.0	400.0
Payment of debt issuance costs	(7.4)	(5.1)
Principal payments on capital leases	(1.2)	(1.2)
Net cash provided by financing activities of continuing operations	$459.9	$27.4
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.3)	(0.4)
Net cash provided by investing activities of discontinued operations	2.7	0.3
Net cash provided by (used in) discontinued operations	$2.4	$(0.1)

Increase in cash and cash equivalents	33.4	18.0
Cash and cash equivalents - beginning of period	70.5	70.5
Cash and cash equivalents - end of period	$103.9	$88.5
Cash flows from changes in current assets and liabilities
Receivables, net	3.9	9.9
Inventories	(25.1)	(152.5)
Prepaid expenses and other current assets	(8.6)	(3.3)
Accounts payable	35.5	28.9
Accrued payroll	(24.2)	(9.0)
Prepaid/accrued income taxes	12.7	(15.9)
Other accrued taxes	8.5	7.7
Unearned revenues	81.3	66.7
Other current liabilities	(37.4)	(33.9)
Change in current assets and liabilities	$46.6	$(101.4)
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Red Lobster®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood®, Wildfish Seafood Grille® and Yard House®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter or nine months ended February 24, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 26, 2013.
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
The following table summarizes the preliminary allocation of the purchase price as of the acquisition date and the adjustments made thereto during the fiscal quarter ended February 24, 2013:

			Balances at
(in millions)	Preliminary	Adjustments	February 24, 2013
Current assets	$12.9	$0.5	$13.4
Buildings and equipment	150.6	3.2	153.8
Trademark	109.3	—	109.3
Other assets	10.1	(0.5)	9.6
Goodwill	366.3	(0.4)	365.9
Total assets acquired	$649.2	$2.8	$652.0
Current liabilities	38.4	1.7	40.1
Other liabilities	25.8	1.1	26.9
Total liabilities assumed	$64.2	$2.8	$67.0
Net assets acquired	$585.0	$—	$585.0
Adjustments to the preliminary purchase price allocation during the quarter ended February 24, 2013 were primarily related to updated valuations in the preliminary appraisals of identifiable intangible and tangible assets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $365.9 million recorded as goodwill, $37.9 million is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and administrative cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 7 months to 21 years. Other assets and liabilities include values associated with favorable and unfavorable market leases that will be amortized over a weighted average period of 16 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $2.0 million (net of tax) and $10.4 million (net of tax) during the quarter and nine months ended February 24, 2013, respectively, which are included in restaurant expenses, selling, general and administrative expenses and depreciation expense in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Yard House on our consolidated financial statements.

Note 2.Supplemental Cash Flow Information

	Nine Months Ended
(in millions)	February 24, 2013	February 26, 2012
Interest paid, net of amounts capitalized	$61.7	$51.0
Income taxes paid, net of refunds	67.5	92.0

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

	Stock Options Granted During the Nine Months Ended
	February 24, 2013	February 26, 2012
Weighted-average fair value	$12.22	$14.32
Dividend yield	4.0%	3.5%
Expected volatility of stock	39.7%	39.4%
Risk-free interest rate	0.8%	2.1%
Expected option life (in years)	6.5	6.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of our stock-based compensation activity for the nine months ended February 24, 2013:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	12.3	0.3	2.1	1.1
Awards granted	1.6	0.1	0.6	0.3
Awards exercised	(1.5)	(0.1)	(0.3)	(0.4)
Awards forfeited	(0.3)	(0.1)	(0.1)	(0.1)
Outstanding end of period	12.1	0.2	2.3	0.9
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Stock options	$4.7	$4.8	$14.2	$14.5
Restricted stock/restricted stock units	0.7	0.9	2.1	3.5
Darden stock units	1.7	6.0	12.2	11.1
Performance stock units	(0.4)	4.4	4.8	9.6
Employee stock purchase plan	0.5	0.5	1.4	1.4
Director compensation program/other	0.1	—	1.3	1.2
Total stock-based compensation expense	$7.3	$16.6	$36.0	$41.3

Note 4.Income Taxes
The effective income tax rate for the quarter and nine months ended February 24, 2013 was 22.3 percent and 23.0 percent, respectively, compared to an effective income tax rate of 24.7 percent and 25.7 percent for the quarter and nine months ended February 26, 2012, respectively. The decrease in the effective income tax rate for the quarter ended February 24, 2013 as compared to the quarter ended February 26, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and the Work Opportunity Tax Credit due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and the impact of market-driven changes in the value of our equity forwards that are excluded for tax purposes.
The decrease in the effective income tax rate for the nine months ended February 24, 2013 as compared to the nine months ended February 26, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the HIRE Act.
Included in our remaining balance of unrecognized tax benefits is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

Note 5.Long-Term Debt
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default customary for credit facilities of this type. As of February 24, 2013, we were in compliance with the covenants under the Revolving Credit Agreement.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of February 24, 2013, we had no outstanding balances under the Revolving Credit Agreement. As of February 24, 2013, $216.9 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of February 24, 2013, we had $533.1 million of credit available under the Revolving Credit Agreement.
On October 4, 2012, we issued $450.0 million aggregate principal amount of unsecured 3.350 percent senior notes due November 2022 (the New Senior Notes) under a registration statement filed with the SEC on October 6, 2010. Discount and issuance costs, which totaled $4.7 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2013. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
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
On August 28, 2012, we closed on the issuance of $80.0 million unsecured 3.790 percent senior notes due August 2019 and $220.0 million unsecured 4.520 percent senior notes due August 2024, pursuant to a Note Purchase Agreement dated June 18, 2012. The Note Purchase Agreement contains customary representations, events of default and affirmative and negative covenants (including limitations on liens and priority debt and a maximum consolidated total debt to capitalization ratio of 0.75 to 1.00, as such may be adjusted in certain circumstances) for facilities of this type.
The interest rates on our $500.0 million 6.200 percent senior notes due October 2017 and $300.0 million 6.800 percent senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 24, 2013, no adjustments to these interest rates had been made.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Anti-dilutive restricted stock and options	3.1	3.1	2.7	2.7

Note 7.Stockholders’ Equity
Pursuant to the authorization of our Board of Directors to repurchase up to 187.4 million shares of our common stock in accordance with applicable securities laws, we have repurchased a total of 171.9 million shares of our common stock through February 24, 2013. Fiscal 2013 common stock repurchases are as follows:

	Three Months Ended		Nine Months Ended
	February 24, 2013		February 24, 2013
(in millions)	Shares	Total Cost	Shares	Total Cost
Common stock repurchased	0.002	$0.1	1.045	$52.4

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
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 24, 2013 and February 26, 2012 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)
Gain (loss)	(0.6)	—	(5.2)	—	(5.8)
Reclassification realized in net earnings	—	—	1.5	1.7	3.2
Balances at February 24, 2013	$(1.5)	$0.3	$(58.6)	$(90.5)	$(150.3)

Balances at November 27, 2011	$(1.8)	$0.4	$(48.3)	$(52.2)	$(101.9)
Gain (loss)	0.9	—	0.5	—	1.4
Reclassification realized in net earnings	—	—	1.2	1.8	3.0
Balances at February 26, 2012	$(0.9)	$0.4	$(46.6)	$(50.4)	$(97.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 24, 2013 and February 26, 2012 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 27, 2012	$(1.6)	$0.4	$(49.7)	$(95.7)	$(146.6)
Gain (loss)	0.1	(0.1)	(12.1)	—	(12.1)
Reclassification realized in net earnings	—	—	3.2	5.2	8.4
Balances at February 24, 2013	$(1.5)	$0.3	$(58.6)	$(90.5)	$(150.3)

Balances at May 29, 2011	$(0.4)	$0.5	$(4.1)	$(55.8)	$(59.8)
Gain (loss)	(0.5)	(0.1)	(44.2)	—	(44.8)
Reclassification realized in net earnings	—	—	1.7	5.4	7.1
Balances at February 26, 2012	$(0.9)	$0.4	$(46.6)	$(50.4)	$(97.5)

Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Service cost	$1.2	$1.4	$3.6	$4.1
Interest cost	2.5	2.2	7.5	6.7
Expected return on plan assets	(4.9)	(4.5)	(14.6)	(13.4)
Recognized net actuarial loss	2.2	1.6	6.6	4.7
Net periodic benefit cost	$1.0	$0.7	$3.1	$2.1

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.3	0.3	0.9	1.0
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.6
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 24, 2013, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The notional values of our derivative contracts are as follows:

	Notional Values
(in millions)	February 24, 2013	May 27, 2012
Derivative contracts designated as hedging instruments
Commodities	$7.3	$8.7
Foreign currency	5.2	19.4
Interest rate swaps	100.0	550.0
Equity forwards	27.8	21.7
Derivative contracts not designated as hedging instruments
Equity forwards	46.3	50.0
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for natural gas, soybean oil, milk, diesel fuel and butter. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through September 2013.
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
We entered into interest rate swap agreements with $250.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 and a portion of the $400.0 million 4.500 percent senior notes due October 2021 attributable to changes in the benchmark interest rate, between inception of the interest rate swap agreements and maturity of the related debt. The swap agreements effectively swap the fixed rate obligations for floating rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Concurrent with the repayment at maturity of the $350.0 million senior notes due October 2012, we settled $150.0 million of notional value of these swaps. During the quarters ended

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

February 24, 2013 and February 26, 2012, $0.4 million and $0.7 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the nine months ended February 24, 2013 and February 26, 2012, $2.5 million and $2.2 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 24, 2013, we were party to equity forward contracts that were indexed to 1.2 million shares of our common stock, at varying forward rates between $29.28 per share and $52.66 per share, extending through August 2017. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.5 million shares of our common stock at forward rates between $47.07 and $51.95 per share, can only be net settled in cash and expire between fiscal 2013 and 2016. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.
The fair value of our derivative contracts are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		February 24, 2013	May 27, 2012	February 24, 2013	May 27, 2012
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$0.4	$0.3	$(0.1)	$(0.4)
Equity forwards	(1)	0.7	0.9	—	—
Interest rate related	(1)	3.2	3.2	—	(44.9)
Foreign currency forwards	(1)	—	0.5	—	—
		$4.3	$4.9	$(0.1)	$(45.3)
Derivative contracts not designated as hedging instruments
Equity forwards	(1)	1.2	1.9	—	—
		$1.2	$1.9	$—	$—
Total derivative contracts		$5.5	$6.8	$(0.1)	$(45.3)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	February 24, 2013	February 26, 2012		February 24, 2013	February 26, 2012		February 24, 2013	February 26, 2012
Commodity	$—	$(0.1)	(2)	$0.2	$(1.1)	(2)	$—	$—
Equity	(5.3)	2.4	(3)	—	—	(3)	0.4	0.2
Interest rate	—	(3.5)	Interest, net	(2.6)	(1.1)	Interest, net	—	—
Foreign currency	0.1	0.6	(4)	(0.1)	0.2	(4)	—	—
	$(5.2)	$(0.6)		$(2.5)	$(2.0)		$0.4	$0.2

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 24, 2013	February 26, 2012		February 24, 2013	February 26, 2012		February 24, 2013	February 26, 2012
Commodity	$1.0	$(1.7)	(2)	$0.1	$(1.7)	(2)	$—	$—
Equity	(6.1)	(2.0)	(3)	0.2	—	(3)	0.9	0.5
Interest rate	(10.1)	(67.0)	Interest, net	(5.7)	(1.8)	Interest, net	—	(0.7)
Foreign currency	(0.6)	0.4	(4)	(0.1)	0.7	(4)	—	—
	$(15.8)	$(70.3)		$(5.5)	$(2.8)		$0.9	$(0.2)

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in fair value hedging relationships on the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	February 24, 2013	February 26, 2012			February 24, 2013	February 26, 2012
Interest rate	$(1.2)	$(0.3)	Interest, net	Fixed-rate debt	$1.2	$0.3	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 24, 2013	February 26, 2012			February 24, 2013	February 26, 2012
Interest rate	$—	$(1.9)	Interest, net	Fixed-rate debt	$—	$1.9	Interest, net
The effects of derivatives not designated as hedging instruments on the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
(in millions)
Commodity contracts	Cost of Sales (1)	$0.1	$(2.6)	$(0.1)	$(7.3)
Equity forwards	Cost of Sales (2)	(1.8)	1.5	(0.7)	0.7
Equity forwards	Selling, General and Administrative	(5.9)	4.5	(4.6)	1.9
		$(7.6)	$3.4	$(5.4)	$(4.7)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 24, 2013, we expect to reclassify $9.5 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected in our unaudited consolidated balance sheet as of February 24, 2013 and May 27, 2012:

Items Measured at Fair Value at February 24, 2013
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$11.4	$—	$11.4	$—
U.S. Treasury securities	(2)	10.3	10.3	—	—
Mortgage-backed securities	(1)	6.8	—	6.8	—
Derivatives:
Commodities futures, swaps & options	(3)	0.3	—	0.3	—
Equity forwards	(4)	1.9	—	1.9	—
Interest rate swaps	(5)	3.2	—	3.2	—
Foreign currency forwards	(6)	—	—	—	—
Total		$33.9	$10.3	$23.6	$—

Items Measured at Fair Value at May 27, 2012
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$14.5	$—	$14.5	$—
U.S. Treasury securities	(2)	13.3	13.3	—	—
Mortgage-backed securities	(1)	9.9	—	9.9	—
Derivatives:
Commodities futures, swaps & options	(3)	(0.1)	—	(0.1)	—
Equity forwards	(4)	2.8	—	2.8	—
Interest rate locks & swaps	(5)	(41.7)	—	(41.7)	—
Foreign currency forwards	(6)	0.5	—	0.5	—
Total		$(0.8)	$13.3	$(14.1)	$—

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of February 24, 2013, was $2.50 billion and $2.65 billion, respectively. The carrying value and fair value of long-term debt as of May 27, 2012, was $1.80 billion and $1.99 billion, respectively. The fair value of long-term debt is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of February 24, 2013 and May 27, 2012 were not material.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 24, 2013 and May 27, 2012, we had $107.0 million and $99.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 24, 2013 and May 27, 2012, we had $20.8 million and $20.3 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 24, 2013 and May 27, 2012, we had $4.5 million and $5.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of February 24, 2013 and May 27, 2012, amounted to $3.6 million and $4.1 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2021.
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
Note 12. Application of New Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2014 and will be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill and allows companies the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which will require us to adopt these provisions in fiscal 2014; however, early adoption is permitted. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Subsequent Events
On March 20, 2013, the Board of Directors declared a cash dividend of $0.50 per share to be paid May 1, 2013 to all shareholders of record as of the close of business on April 10, 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 24, 2013 and February 26, 2012.

	Three Months Ended		Nine Months Ended
	February 24, 2013	February 26, 2012	February 24, 2013	February 26, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.8	30.6	30.7	30.8
Restaurant labor	31.4	30.4	31.5	31.4
Restaurant expenses	15.4	14.3	15.7	15.2
Total cost of sales, excluding restaurant depreciation and amortization of 4.2%, 3.9%, 4.4% and 4.1%	77.6%	75.3%	77.9%	77.4%
Selling, general and administrative	8.8	9.2	10.1	9.5
Depreciation and amortization	4.5	4.1	4.7	4.4
Interest, net	1.4	1.3	1.5	1.3
Total costs and expenses	92.3%	89.9%	94.2%	92.6%
Earnings before income taxes	7.7	10.1	5.8	7.4
Income taxes	(1.7)	(2.5)	(1.3)	(1.9)
Earnings from continuing operations	6.0	7.6	4.5	5.5
Losses from discontinued operations	—	—	—	—
Net earnings	6.0%	7.6%	4.5%	5.5%

OVERVIEW OF OPERATIONS
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. (Yard House) for $585.0 million in cash. The acquired operations of Yard House included 40 restaurants, and the results of operations from these restaurants, which are not material, are included in our consolidated financial statements from the date of acquisition.
Our sales from continuing operations were $2.26 billion and $6.25 billion for the third quarter and first nine months of fiscal 2013, respectively, compared to $2.16 billion and $5.93 billion for the third quarter and first nine months of fiscal 2012, respectively. The increases of 4.6 percent and 5.4 percent in sales for the third quarter and first nine months of fiscal 2013, respectively, were driven primarily by the operation of 108 net new company-owned restaurants plus the addition of 40 Yard House restaurants acquired since the third quarter of fiscal 2012, partially offset by blended U.S. same-restaurant sales decreases for Olive Garden, Red Lobster and LongHorn Steakhouse of 4.6 percent and 2.5 percent for the third quarter and first nine months of fiscal 2013, respectively. For the third quarter of fiscal 2013, our net earnings from continuing operations were $134.5 million compared to $164.1 million for the third quarter of fiscal 2012, an 18.0 percent decrease, and our diluted net earnings per share from continuing operations were $1.02 for the third quarter of fiscal 2013 compared to $1.25 for the third quarter of fiscal 2012, an 18.4 percent decrease. For the first nine months of fiscal 2013, our net earnings from continuing operations were $279.3 million compared to $325.0 million for the first nine months of fiscal 2012, a 14.1 percent decrease, and our diluted net earnings per share from continuing operations were $2.13 for the first nine months of fiscal 2013 compared to $2.43 for the first nine months of fiscal 2012, a 12.3 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 were primarily due to higher restaurant expenses, restaurant labor costs and depreciation and amortization expenses as a percent of sales, partially offset by increased sales and lower selling, general and administrative expenses as a percent of sales, and a lower effective income tax rate. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 were primarily due to higher selling, general and administrative expenses, restaurant expenses and depreciation and amortization expenses as a percent of sales, partially offset by increased sales and a lower effective income tax rate. Costs associated with the Yard House acquisition adversely affected diluted net earnings per share from continuing operations by approximately $0.02 and $0.08 for the third quarter and first nine months of fiscal 2013, respectively.
SALES
Sales from continuing operations were $2.26 billion and $2.16 billion for the quarters ended February 24, 2013 and February 26, 2012, respectively. The 4.6 percent increase in sales for the third quarter of fiscal 2013 was driven by the operation of 108 net new company-owned restaurants plus the addition of 40 Yard House restaurants acquired since the third quarter of fiscal 2012 partially offset by a 4.6 percent blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $962.1 million for the third quarter of fiscal 2013 were 0.6% above last year’s third fiscal quarter, driven by revenue from 42 net new restaurants partially offset by a U.S. same-restaurant sales decrease of 4.1 percent. The decrease in U.S. same-restaurant sales resulted from a 3.9 percent decrease in same-restaurant guest counts combined with a 0.2 percent decrease in average check. Red Lobster’s sales of $669.3 million for the third quarter of fiscal 2013 were 6.0 percent below last fiscal year’s third quarter, driven by a 6.6 percent decrease in U.S. same-restaurant sales, partially offset by revenue from three net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 4.4 percent decrease in same-restaurant guest counts combined with a 2.2 percent decrease in average check. LongHorn Steakhouse’s sales of $332.3 million for the third quarter of fiscal 2013 were 6.9 percent above last fiscal year’s third quarter, driven by revenue from 42 net new restaurants, partially offset by a 1.6 percent decrease in same-restaurant sales. The decrease in same-restaurant sales resulted from a 2.5 percent decrease in same-restaurant guest counts partially offset by a 0.9 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $287.0 million for the third quarter of fiscal 2013, which were 61.1 percent above last fiscal year’s third quarter, primarily driven by the Yard House acquisition. Additionally, Seasons 52 added seven new restaurants, Bahama Breeze added five new restaurants, The Capital Grille added three new restaurants and Yard House added three new restaurants. Sales growth also reflected same-restaurant sales increases of 4.1 percent at The Capital Grille, 0.4 percent at Seasons 52 and 2.3 percent at Eddie V's and a 0.3 percent decrease at Bahama Breeze.
Sales from continuing operations were $6.25 billion and $5.93 billion for the nine months ended February 24, 2013 and February 26, 2012, respectively. The 5.4 percent increase in sales for the first nine months of fiscal 2013 was driven by the operation of 108 net new company-owned restaurants plus the addition of 40 Yard House restaurants acquired since the third quarter of fiscal 2012, partially offset by a 2.5 percent blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse. Olive Garden’s sales of $2.73 billion for the first nine months of fiscal 2013 were 2.1 percent above the same period last fiscal year, driven by revenue from 42 net new restaurants, partially offset by a U.S. same-restaurant sales decrease of 2.3 percent. The decrease in U.S. same-restaurant sales resulted from a 4.4 percent decrease in same-restaurant guest counts, partially offset by a 2.1 percent increase in average check. Red Lobster’s sales of $1.92 billion for the first nine months of fiscal 2013 were 3.5 percent below the same period last fiscal year, driven by a 4.0 percent decrease in U.S. same-restaurant sales, partially offset by revenue from three net new restaurants. The decrease in U.S. same-restaurant sales resulted from a 3.8 percent decrease in same-restaurant guest counts, combined with a 0.2 percent decrease in average check. LongHorn Steakhouse’s sales of $892.2 million for the first nine months of fiscal 2013 were 9.0 percent above the same period last fiscal year, driven by revenue from 42 net new restaurants and a 0.4 percent increase in same-restaurant sales. The increase in same-restaurant sales resulted from a 0.1 percent increase in same-restaurant guest counts combined with a 0.3 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $691.3 million for the first nine months of fiscal 2013, which were 55.8 percent above the same period last fiscal year, primarily driven by the Yard House acquisition and incremental sales from the 11 Eddie V's restaurants acquired on November 14, 2011. Additionally, Seasons 52 added seven new restaurants, Bahama Breeze added five new restaurants, The Capital Grille added three new restaurants and Yard House added three new restaurants. Sales growth also reflected same-restaurant sales increases of 3.0 percent at The Capital Grille, 0.9 percent at Bahama Breeze and 0.8 percent at Seasons 52, and a 0.2 percent same-restaurant sales decrease at Eddie V's.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended February 24, 2013 Compared to Quarter Ended February 26, 2012
Total costs and expenses were $2.09 billion and $1.94 billion for the quarters ended February 24, 2013 and February 26, 2012, respectively. As a percent of sales, total costs and expenses increased from 89.9 percent in the third quarter of fiscal 2012 to 92.3 percent in the third quarter of fiscal 2013.

Food and beverage costs were $695.1 million in the third quarter of fiscal 2013, an increase of $33.4 million, or 5.0 percent, from food and beverage costs of $661.7 million in the third quarter of fiscal 2012. As a percent of sales, food and beverage costs increased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily as a result of higher beef costs and unfavorable menu-mix partially offset by lower seafood costs. Restaurant labor costs were $709.0 million in the third quarter of fiscal 2013, an increase of $51.8 million, or 7.9 percent, from restaurant labor costs of $657.2 million in the third quarter of fiscal 2012. Restaurant labor costs as a percent of sales increased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily as a result of lost sales leverage, higher employee insurance claims costs and wage-rate inflation partially offset by lower manager incentive compensation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $348.2 million in the third quarter of fiscal 2013, an increase of $39.8 million, or 12.9 percent, from restaurant expenses of $308.4 million in the third quarter of fiscal 2012. As a percent of sales, restaurant expenses increased in the third quarter of fiscal 2013 primarily as a result of lost sales leverage and Yard House's higher restaurant expenses as a percentage of sales compared to our consolidated average prior to the acquisition partially offset by lower utilities expenses.
Selling, general and administrative expenses were $199.8 million in the third quarter of fiscal 2013, an increase of $1.8 million, or 0.9 percent, from selling, general and administrative expenses of $198.0 million in the third quarter of fiscal 2012. As a percent of sales, selling, general and administrative expenses decreased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily due to lower performance-based compensation, sales leverage and favorable market-driven changes in fair value related to our non-qualified deferred compensation plans partially offset by higher media costs and acquisition and integration costs associated with the Yard House acquisition.
Depreciation and amortization expense was $101.0 million in the third quarter of fiscal 2013, an increase of $12.1 million, or 13.6 percent, from depreciation and amortization expense of $88.9 million in the third quarter of fiscal 2012. As a percent of sales, depreciation and amortization expense increased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $31.9 million in the third quarter of fiscal 2013, an increase of $4.2 million, or 15.2 percent, from net interest expense of $27.7 million in the third quarter of fiscal 2012. As a percent of sales, net interest expense for the third quarter of fiscal 2013 increased compared to the third quarter of fiscal 2012 primarily due to higher average long-term debt balances.
Nine Months Ended February 24, 2013 Compared to Nine Months Ended February 26, 2012
Total costs and expenses were $5.89 billion and $5.50 billion for the nine months ended February 24, 2013 and February 26, 2012, respectively. As a percent of sales, total costs and expenses increased from 92.6 percent for the first nine months of fiscal 2012 to 94.2 percent for the first nine months of fiscal 2013.
Food and beverage costs were $1.92 billion for the first nine months of fiscal 2013, an increase of $93.0 million, or 5.1 percent, from food and beverage costs of $1.83 billion for the first nine months of fiscal 2012. As a percent of sales, food and beverage costs decreased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, primarily as a result of pricing leverage and lower seafood costs, partially offset by higher beef costs and unfavorable menu-mix. Restaurant labor costs were $1.97 billion for the first nine months of fiscal 2013, an increase of $106.9 million, or 5.7 percent, from restaurant labor costs of $1.86 billion for the first nine months of fiscal 2012. Restaurant labor costs as a percent of sales increased primarily as a result of wage-rate inflation and lost sales leverage partially offset by lower manager incentive compensation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $977.8 million for the first nine months of fiscal 2013, an increase of $76.6 million, or 8.5 percent, from restaurant expenses of $901.2 million for the first nine months of fiscal 2012. As a percent of sales, restaurant expenses increased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, primarily as a result of lost sales leverage and Yard House's higher restaurant expenses as a percentage of sales compared to our consolidated average prior to the acquisition partially offset by lower utilities expenses.
Selling, general and administrative expenses were $634.1 million for the first nine months of fiscal 2013, an increase of $65.8 million, or 11.6 percent, from selling, general and administrative expenses of $568.3 million for the first nine months of fiscal 2012. As a percent of sales, selling, general and administrative expenses increased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily due to higher media costs and acquisition and integration costs associated with the Yard House acquisition partially offset by sales leverage and lower performance-based compensation.
Depreciation and amortization expense was $292.8 million for the first nine months of fiscal 2013, an increase of $34.0 million, or 13.1 percent, from depreciation and amortization expense of $258.8 million for the first nine months of fiscal 2012. As a percent of sales, depreciation and amortization expense increased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $92.7 million for the first nine months of fiscal 2013, an increase of $18.2 million, or 24.4 percent, from net interest expense of $74.5 million for the first nine months of fiscal 2012. As a percent of sales, net interest expense increased for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily due to higher average long-term debt balances.
INCOME TAXES
The effective income tax rate for the quarter and nine months ended February 24, 2013 was 22.3 percent and 23.0 percent, respectively, compared to an effective income tax rate of 24.7 percent and 25.7 percent for the quarter and nine months ended February 26, 2012, respectively. The decrease in the effective income tax rate for the quarter ended February 24, 2013 as compared to the quarter ended February 26, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and the Work Opportunity Tax Credit due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the Hiring Incentives to Restore Employment (HIRE) Act and the impact of market-driven changes in the value of our equity forwards that are excluded for tax purposes.
The decrease in the effective income tax rate for the nine months ended February 24, 2013 as compared to the nine months ended February 26, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips due to a decrease in our earnings before income taxes and the impact of market-driven changes in the value of our trust-owned life insurance that are excluded for tax purposes, partially offset by a decrease in federal income tax credits related to the HIRE Act.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
For the third quarter of fiscal 2013, our net earnings from continuing operations were $134.5 million compared to $164.1 million in the third quarter of fiscal 2012, an 18.0 percent decrease, and our diluted net earnings per share from continuing operations were $1.02 compared to $1.25 in the third quarter of fiscal 2012, an 18.4 percent decrease. At Olive Garden, higher food and beverage costs, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in a decrease in operating profit as a percent of sales in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012. At Red Lobster, higher restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower food and beverage costs as a percent of sales. As a result, operating profit as a percent of sales decreased for Red Lobster in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012. At LongHorn Steakhouse, higher food and beverage costs, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in a decrease in operating profit as a percent of sales in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012.
For the first nine months of fiscal 2013, our net earnings from continuing operations were $279.3 million compared to $325.0 million for the first nine months of fiscal 2012, a 14.1 percent decrease, and our diluted net earnings per share from continuing operations were $2.13 compared to $2.43 for the first nine months of fiscal 2012, a 12.3 percent decrease. At Olive Garden, higher restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in a decrease in operating profit as a percent of sales for the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012. At Red Lobster, higher restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales were partially offset by lower food and beverage costs and restaurant labor expenses as a percent of sales. As a result, operating profit as a percent of sales decreased for Red Lobster for the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012. At LongHorn Steakhouse, higher food and beverage costs, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses and depreciation expenses as a percent of sales resulted in a decrease in operating profit as a percent of sales for LongHorn Steakhouse for the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012.
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

NUMBER OF RESTAURANTS
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2013, compared with the number open at the end of fiscal 2012 and the end of the third quarter of fiscal 2012.

	February 24, 2013	May 27, 2012	February 26, 2012
Red Lobster – USA	678	677	675
Red Lobster – Canada	27	27	27
Total	705	704	702
Olive Garden – USA	812	786	770
Olive Garden – Canada	6	6	6
Total	818	792	776
LongHorn Steakhouse	416	386	374
The Capital Grille	48	46	45
Bahama Breeze	33	30	28
Seasons 52	28	23	21
Eddie V's (1)	11	11	11
Yard House (1)	43	—	—
Other	5	2	2
Total	2,107	1,994	1,959

(1)	Includes the 11 Eddie V's restaurants acquired on November 14, 2011 and the 40 Yard House restaurants acquired on August, 29, 2012.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 24, 2013, we were in compliance with all covenants under the Revolving Credit Agreement. The Revolving Credit Agreement matures on October 3, 2016, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Additional information regarding the terms and conditions of the Revolving Credit Agreement is incorporated by reference from Note 5 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
As of February 24, 2013, we had no outstanding balances under the Revolving Credit Agreement. As of February 24, 2013, $216.9 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of February 24, 2013, we had $533.1 million of credit available under the Revolving Credit Agreement.
On October 4, 2012, we issued $450.0 million aggregate principal amount of unsecured 3.350 percent senior notes due November 2022 (the New Senior Notes) under a registration statement filed with the Securities and Exchange Commission on October 6, 2010. Discount and issuance costs, which totaled $4.7 million, are being amortized over the term of the New Senior Notes using the straight-line method, the results of which approximate the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2013. We may redeem the New Senior Notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the New Senior Notes, we may be required to purchase the New Senior Notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest.
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
On August 28, 2012, we closed on the issuance of $80.0 million unsecured 3.790 percent senior notes due August 2019 and $220.0 million unsecured 4.520 percent senior notes due August 2024, pursuant to a Note Purchase Agreement dated June 18, 2012. The Note Purchase Agreement contains customary representations, events of default and affirmative and negative covenants (including limitations on liens and priority debt and a maximum consolidated total debt to capitalization ratio of 0.75 to 1.00, as such may be adjusted in certain circumstances) for facilities of this type.
As of February 24, 2013, our long-term debt consisted principally of:

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

The interest rates on our $500.0 million senior notes due October 2017 and $300.0 million senior notes due October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 24, 2013, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of February 24, 2013 is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$216.9	$216.9	$—	$—	$—
Long-term debt (1)	3,874.8	122.0	372.0	987.8	2,393.0
Operating leases	1,137.4	180.9	332.4	261.6	362.5
Purchase obligations (2)	677.2	615.6	53.6	8.0	—
Capital lease obligations (3)	90.8	5.3	11.1	11.5	62.9
Benefit obligations (4)	481.0	29.5	72.9	90.3	288.3
Unrecognized income tax benefits(5)	15.8	0.6	9.7	5.5	—
Total contractual obligations	$6,493.9	$1,170.8	$851.7	$1,364.7	$3,106.7
(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$127.8	$127.8	$—	$—	$—
Guarantees (7)	4.5	1.1	1.9	1.0	0.5
Total commercial commitments	$132.3	$128.9	$1.9	$1.0	$0.5

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the ESOP loan and the term loan were estimated based on average interest rates of 1.2 percent and 2.1 percent, respectively. Excludes issuance discount of $5.8 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $36.0 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2022.

(5)	Includes interest on unrecognized income tax benefits of $1.3 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

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

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and nine months ended February 24, 2013, we repurchased 1.8 thousand and 1.0 million shares of our common stock, respectively, compared to 1.8 million and 7.9 million shares of our common stock during the quarter and nine months ended February 26, 2012, respectively. As of February 24, 2013, we have repurchased a total of 171.9 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations increased to $690.0 million for the first nine months of fiscal 2013, from $550.5 million for the first nine months of fiscal 2012. The increase was primarily due to the timing of inventory purchases as a result of our strategy initiated in fiscal 2012 to take ownership of our inventory earlier in the supply chain to ensure a more secure and efficient supply of inventory to our restaurants.
Net cash flows used in investing activities of continuing operations increased to $1.12 billion for the first nine months of fiscal 2013, from $559.8 million for the first nine months of fiscal 2012, and included $577.4 million of net cash used in the Yard House acquisition and capital expenditures of $518.5 million for the first nine months of fiscal 2013 compared to $483.4 million for the first nine months of fiscal 2012. The increased expenditures for the first nine months of fiscal 2013 resulted primarily from an increase in remodel activity and new restaurant construction during fiscal 2013.

Net cash flows provided by financing activities of continuing operations were $459.9 million for the first nine months of fiscal 2013, compared to net cash flows provided by financing activities of $27.4 million for the first nine months of fiscal 2012. During the first nine months of fiscal 2013, we closed on the issuance of $300.0 million of senior notes, received funding from a $300.0 million term loan and completed the offering of $450.0 million of senior notes, resulting in net proceeds of $445.3 million which were used to effectively refinance the $350.0 million of long-term notes that we repaid at maturity during the first nine months of fiscal 2013. Net cash flows from financing activities for the first nine months of fiscal 2013 included net repayments of short-term debt of $45.7 million in the first nine months of fiscal 2013, as compared to net proceeds from the issuance of short-term debt of $102.2 million in the first nine months of fiscal 2012. Repurchases of common stock were $52.4 million during the first nine months of fiscal 2013, a decrease from purchases of $357.0 million during the first nine months of fiscal 2012. Net cash flows from financing activities also included $193.2 million in dividends paid for the first nine months of fiscal 2013, compared to $168.6 million in dividends paid for the first nine months of fiscal 2012. In June 2012, our Board of Directors approved an increase in the quarterly dividend to $0.50 per share, which indicates an annual dividend of $2.00 per share in fiscal 2013. In fiscal 2012, we paid quarterly dividends of $0.43 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2012 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 24, 2013, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $700.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $853.4 million as of February 24, 2013, compared to $757.6 million as of May 27, 2012. The increase was primarily due to an increase in cash and cash equivalents, an increase in deferred income taxes related to current period activity of taxable timing differences and the Yard House acquisition and higher inventory levels related to the timing of inventory purchases.
Our current liabilities totaled $1.54 billion as of February 24, 2013, compared to $1.77 billion as of May 27, 2012. The decrease was primarily due to the repayment of $350.0 million of long-term debt during the second quarter of fiscal 2013 which was included in current liabilities as current portion of long-term debt at May 27, 2012 and a decrease in short-term debt partially offset by an increase in unearned revenues primarily related to seasonal fluctuations in sales and redemptions of our gift cards and an increase in accounts payable.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 24, 2013, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $41.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $168.9 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2013 averaged $2.42 billion, with a high of $2.79 billion and a low of $1.98 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 24, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2013.
During the fiscal quarter ended February 24, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 24, 2013. Since commencing repurchases in December 1995, we have repurchased a total of 171.9 million shares through February 24, 2013 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 26, 2012 through December 30, 2012	414	$54.48	414	15,465,090
December 31, 2012 through January 27, 2013	1,352	$44.91	1,352	15,463,738
January 28, 2013 through February 24, 2013	1	$45.81	1	15,463,737
Total	1,767	$47.15	1,767	15,463,737

(1)
All of the shares purchased during the quarter ended February 24, 2013 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	April 1, 2013	By:	/s/ C. Bradford Richmond
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