Form 10-K
period 2013-05-26
DARDEN RESTAURANTS INC
filed 2013-07-19
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 26, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $53.53 per share as reported on the New York Stock Exchange on November 23, 2012, was approximately: $6,872,114,000.
Number of shares of Common Stock outstanding as of May 26, 2013: 130,291,985 (excluding 1,335,036 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 18, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after May 26, 2013, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 26, 2013 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 26, 2013

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2014, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors”.

PART I
ITEM 1. BUSINESS
Introduction
Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 441 million meals in fiscal 2013. As of May 26, 2013, we operated through subsidiaries 2,138 restaurants in the United States and Canada. In the United States, we operated 2,105 restaurants in all 50 states, including 822 Olive Garden®, 678 Red Lobster®, 430 LongHorn Steakhouse®, 49 The Capital Grille®, 44 Yard House®, 33 Bahama Breeze®, 31 Seasons 52®, nine Eddie V's Prime Seafood®, six test “synergy restaurants” (which house both a Red Lobster and Olive Garden restaurant in the same building) and three Wildfish Seafood Grille® restaurants. In Canada, we operated 33 restaurants, including 27 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Florida and three restaurants in California which are owned jointly by us and third parties, and managed by us, and five franchised restaurants in Puerto Rico. None of our restaurants in the United States, excluding Puerto Rico, are franchised. None of our restaurants in Canada are franchised. Of our 2,138 restaurants in the United States and Canada open on May 26, 2013, 1,048 were located on owned sites and 1,090 were located on leased sites. As of May 26, 2013, we also had 37 restaurants operated by independent third parties pursuant to area development and franchise agreements, including 23 Red Lobster restaurants in Japan, five LongHorn Steakhouse restaurants in Puerto Rico, four Red Lobster restaurants and two Olive Garden restaurants in the Middle East region (a Red Lobster in Dubai, a Red Lobster in Qatar, a Red Lobster and an Olive Garden in Kuwait, a Red Lobster and an Olive Garden in Abu Dhabi), and two Olive Garden restaurants and one The Capital Grille restaurant in Mexico City.
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
We have a 52/53 week fiscal year ending the last Sunday in May. Our 2013, 2012 and 2011 fiscal years, which ended May 26, 2013, May 27, 2012 and May 29, 2011, respectively, each had 52 weeks.
The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.
Background
We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. Red Lobster has grown from six restaurants in operation at the end of fiscal 1970 to 705 restaurants in the United States and Canada by the end of fiscal 2013. Olive Garden, an internally developed Italian restaurant brand, opened its first restaurant in Orlando, Florida in fiscal 1983, and by the end of fiscal 2013 had expanded to 828 restaurants in the United States and Canada. The number of Red Lobster and Olive Garden restaurants open at the end of fiscal 2013 increased by one and 36, respectively, as compared to the end of fiscal 2012.
Bahama Breeze is an internally developed brand that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2013, there were 33 Bahama Breeze restaurants in the United States, and the number of restaurants had increased by three as compared to the end of fiscal 2012.
Seasons 52 is an internally developed brand that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. Seasons 52 opened its first restaurant in Orlando, Florida in fiscal 2003. At the end of fiscal 2013, there were 31 Seasons 52 restaurants in the United States, and the number of restaurants had increased by eight as compared to the end of fiscal 2012.

1 Source: Nation’s Restaurant News, “Top 100 Companies Ranked by U.S. Foodservice Revenue,” June 24, 2013 (based on U.S. food and beverage revenue from company-owned restaurants).

On October 1, 2007, we completed the acquisition of the common stock of RARE Hospitality International, Inc. (“RARE”). RARE owned and operated two principal restaurant brands, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the full service dining premium steakhouse category. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2013, there were 430 LongHorn Steakhouse and 49 The Capital Grille restaurants in the United States, and the number of restaurants open had increased by 44 and three, respectively, as compared to the end of fiscal 2012.
In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building. At the end of fiscal 2013, we had six synergy restaurants in operation in the United States.
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively, "Eddie V's"). Eddie V's is a leading luxury seafood brand with locations in Arizona, California and Texas at the time of the acquisition. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2013, there were 12 Eddie V's restaurants in the United States.
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. (“Yard House”). Yard House, which opened its first restaurant in 1996, offers contemporary American cuisine with chef-inspired recipes and ethnic flavors along with a wide range of draft beers and other beverages in a stylish and energetic setting. At the time of acquisition, Yard House had 40 restaurant locations in 13 states. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2013, there were 44 Yard House restaurants in the United States.
Our Specialty Restaurant Group was formed at the time of the RARE acquisition to support the operations of The Capital Grille, Seasons 52 and Bahama Breeze restaurants. Eddie V's and Yard House have joined the Specialty Restaurant Group as well. The Specialty Restaurant Group is an integrated portfolio of small to medium size, full service restaurant brands. Our differentiated brands in this group focus on culinary and beverage innovation and exceptional service.
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
Company-Owned Restaurants in the United States and Canada Open at Fiscal Year End

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's	Yard House	Total Restaurants (1)(4)	Total Company Sales ($ in Millions) (2)(3)
1970	6								6	3.5
1971	24								24	9.1
1972	47								47	27.1
1973	70								70	48.0
1974	97								97	72.6
1975	137								137	108.5
1976	174								174	174.1
1977	210								210	229.2
1978	236								236	291.4
1979	244								244	337.5
1980	260								260	397.6
1981	291								291	528.4
1982	328								328	614.3
1983	360	1							361	718.5
1984	368	2							370	782.3

Fiscal Year	Red Lobster	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's	Yard House	Total Restaurants (1)(4)	Total Company Sales ($ in Millions) (2)(3)
1985	372	4							376	842.2
1986	401	14							415	917.3
1987	433	52							485	1,097.7
1988	443	92							535	1,300.8
1989	490	145							635	1,621.5
1990	521	208							729	1,927.7
1991	568	272							840	2,212.3
1992	619	341							960	2,542.0
1993	638	400							1,038	2,737.0
1994	675	458							1,133	2,963.0
1995	715	477							1,192	3,163.3
1996	729	487			1				1,217	3,191.8
1997	703	477			2				1,182	3,171.8
1998	682	466			3				1,151	3,261.6
1999	669	464			6				1,139	3,432.4
2000	654	469			11				1,134	3,671.3
2001	661	477			16				1,154	3,966.2
2002	667	496			22				1,185	4,303.5
2003	673	524			25	1			1,223	4,530.4
2004	680	543			23	1			1,247	4,794.7
2005	679	563			23	3			1,268	4,977.6
2006	682	582			23	5			1,292	5,353.6
2007	680	614			23	7			1,324	5,567.1
2008	680	653	305	32	23	7			1,700	6,626.5
2009	690	691	321	37	24	8			1,771	7,217.5
2010	694	723	331	40	25	11			1,824	7,113.1
2011	698	754	354	44	26	17			1,894	7,500.2
2012	704	792	386	46	30	23	11		1,994	7,998.7
2013	705	828	430	49	33	31	12	44	2,138	8,551.9

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

(3)
Financial Accounting Standards Board Accounting Standards Codification Topic 605 requires sales incentives to be classified as a reduction of sales. For purposes of this presentation, sales incentives have been reclassified as a reduction of sales for fiscal 1998 through 2013. Sales incentives for fiscal years prior to 1998 have not been reclassified.

(4)	Includes one test synergy restaurant in 2011, two in 2012 and six in 2013, housing two restaurant brands in the same building.
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
To support future growth, we are striving to change in two important ways: we are modifying our organizational structure so we can better leverage our existing experience and expertise, and we are adding new expertise in additional areas that are critical to future success. In the past three years we have created enterprise-level marketing and restaurant operations units and established forward-looking strategy units in certain functions. We have initiatives focusing on our Specialty Restaurant Group, enterprise-level sales building, digital guest and employee engagement, health and wellness, and centers of excellence. To maintain strong brand relevance and strengthen guest experience and loyalty, we are moving forward with a multi-year program to build and leverage a single digital technology platform. We plan to grow by leveraging our expertise and new capabilities to increase same-restaurant sales and increase the number of restaurants in each of our existing brands. We also continue to pursue other avenues of new business development, including franchising our restaurants outside of the U.S. and Canada, testing "synergy restaurants" and other formats to expand our brands, and selling consumer packaged goods such as Olive Garden's salad dressing and Red Lobster's Cheddar Bay Biscuit Mix.
The total sales growth we envision should increase the cost-effectiveness of our support platform. However, we also plan to supplement our conventional incremental year-to-year cost management efforts with an ongoing focus on identifying and pursuing transformational multi-year cost reduction opportunities. In fiscal 2014, we plan to continue to implement three transformational initiatives - further automating our supply chain, significantly reducing the use of energy, water and cleaning supplies in our restaurants and optimizing labor costs within our restaurants.
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
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $7.00 to $17.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. For fiscal 2013, the average check per person was approximately $16.25 to $16.75, with alcoholic beverages accounting for 7.5 percent of Olive

Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Red Lobster
Red Lobster is the largest full service dining seafood specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.
Most dinner entrée prices range from $11.25 to $33.75, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch entrée prices range from $7.50 to $14.75. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay Biscuits as a guest desires. During fiscal 2013, the average check per person was approximately $20.25 to $20.75, with alcoholic beverages accounting for 7.8 percent of Red Lobster’s sales. Red Lobster maintains different lunch and dinner menus and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse restaurants are full service establishments serving both lunch and dinner in an attractive and inviting atmosphere reminiscent of the classic American West. With locations in 38 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops, burgers and prime rib.
Most dinner menu entrée prices range from $12.00 to $23.00, and most lunch menu entrée prices range from $7.00 to $15.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2013, the average check per person was approximately $18.50 to $19.00, with alcoholic beverages accounting for 9.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

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
Most dinner menu entrée prices range from $28.00 to $51.00 and most lunch menu entrée prices range from $12.00 to $39.00. During fiscal 2013, the average check per person was approximately $70.00 to $72.50, with alcoholic beverages accounting for 29.8 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Yard House
Yard House is known for great food, classic rock and a draft beer offering that features over 125 craft ales and lagers. The scratch kitchen showcases an eclectic American menu of more than 100 chef driven items with a range of appetizers, snacks, natural burgers and steaks, street tacos, salads, sandwiches, fresh fish and a generous selection of vegetarian dishes. The Chalkboard Beer program features unique, limited release brews. Handcrafted cocktails, chilled martinis, selected wines and sake round-out the extensive beer offering.
Yard House design elements create a contemporary, yet casual, "come as you are" environment. The center island bar sets the pulse of the restaurant. A glass enclosed keg room housing over 300 kegs, the unique beer delivery system, exhibition kitchen, original commissioned works of art and an abundance of flat screens lend to a social, high-energy atmosphere while a state of the art sound system plays a selection of modern and classic rock songs chosen from Yard House's extensive library of music. Most dinner menu entrée prices at Yard House range from $9.00 to $38.50, and most lunch entrée prices range from $9.00 to $17.00. Alcoholic beverages account for 39.2 percent of Yard House's sales. Yard House maintains different menus for dinner and lunch and different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children's menu.

Bahama Breeze
Bahama Breeze restaurants bring guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks. In fiscal 2007, Bahama Breeze wrote down the carrying value of five restaurants and closed nine, but we improved the guest experience and unit economics sufficiently at the remaining restaurants that we have restarted modest unit growth. We opened one Bahama Breeze restaurant during each of fiscal years 2009 through 2011, four during fiscal 2012, and three during fiscal 2013.
Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $23.00, and most lunch entrée prices range from $7.50 to $16.50. During fiscal 2013, the average check per person was approximately $23.25 to $23.75, with alcoholic beverages accounting for 22.1 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Seasons 52
Seasons 52 is a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering a fresh dining experience that celebrates living well. Nothing on the menu is more than 475 calories from the signature flat breads and popular Mini Indulgence desserts, to the entrées that are inspired by the seasons and tastes of a farmer's market. It offers an international wine list of more than 90 wines, with approximately 60 available by the glass. Seasons 52 also offers a variety of experiences. Its private dining rooms create the ideal environment for many social and business events, the Chef's Table provides a unique and intimate setting for chef-hosted customizable food and wine pairing events, while the piano bar, featuring live music every night, is a great place to unwind and enjoy the warm, inviting ambiance.
Most dinner menu entrée prices at Seasons 52 range from $12.50 to $30.00, and most lunch entrée prices range from $9.00 to $24.50. During fiscal 2013, the average check per person was approximately $40.25 to $41.25, with alcoholic beverages accounting for 26.9 percent of Seasons 52's sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.
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

Most dinner menu entrée prices at Eddie V's range from $18.00 to $49.00. During fiscal 2013, the average check per person was approximately $87.00 to $89.00, with alcoholic beverages accounting for 33.3 percent of Eddie V's sales. Eddie V's maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Synergy Restaurants
In March 2011, we opened a test “synergy restaurant” that houses both a Red Lobster and Olive Garden restaurant in the same building, but with separate front doors, dining rooms and brand-specific menus. The shared building is designed to keep the guest experience the same while delivering cost efficiencies. We developed this concept to test expansion into smaller markets that would not meet our population density requirements to build a single brand. Future synergy restaurants may not be limited to Red Lobster and Olive Garden combinations, but could involve our other brands as well. We opened a second synergy test location during fiscal 2012 and four locations during fiscal 2013.

Recent and Planned Restaurant Growth
During fiscal 2013, we opened 104 net new restaurants in the United States and Canada. Our actual and projected net new openings in the U.S. and Canada from continuing operations by brand are shown below.

	Actual Net New Restaurant Openings Fiscal 2013	Projected Net New Restaurant Openings Fiscal 2014
Red Lobster	1	1
Olive Garden	36	15
LongHorn Steakhouse	44	37-40
Specialty Restaurant Group
The Capital Grille	3	4-5
Bahama Breeze	3	3-4
Seasons 52	8	7-8
Eddie V's	1	1-2
Yard House (1)	4	7-8
Synergy restaurants	4	—
Totals	104	Approximately 80
(1) Excludes acquisition of 40 Yard House restaurants during fiscal 2013.

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

In connection with our growth objectives, on August 29, 2012, we acquired Yard House USA, Inc. (“Yard House”) for $585 million in an all-cash transaction. Yard House, which launched its first restaurant in 1996, now has 44 restaurants across 16 states.
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
The following table illustrates the approximate average capital investment, size and dining capacity of the five Red Lobster restaurants (two new restaurants and three relocations), 37 Olive Garden restaurants (36 new restaurants and one relocation) and the 48 LongHorn Steakhouse restaurants (45 new restaurants and three relocations) opened during fiscal 2013. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Red Lobster	$4,219,000	5,979	208	47
Olive Garden	$4,110,000	7,780	237	58
LongHorn Steakhouse	$3,393,000	6,342	227	49

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.
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
During fiscal 2010, we permanently closed three Red Lobster and three LongHorn Steakhouse restaurants. During fiscal 2011, we permanently closed one Red Lobster, two Olive Garden and two LongHorn Steakhouse restaurants. During fiscal 2012, we permanently closed one Red Lobster and two LongHorn Steakhouse restaurants. During fiscal 2013, we permanently closed one Red Lobster restaurant. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges. As of May 26, 2013, there was also one temporarily closed LongHorn Steakhouse restaurant which we expect to reopen during fiscal 2014.
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
Each typical Red Lobster and Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has three to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs an average of 50 to 120 hourly employees, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.

Since the completion of our new operations organizational structure during fiscal year 2013, each director of operations of Red Lobster, Olive Garden and LongHorn Steakhouse reports to either a Regional Vice President or a Managing Director.  The new Regional Vice President and Managing Director roles, which typically supervise six to eight directors of operations, further strengthen our restaurant operations expertise by elevating the execution required to build guest loyalty and enhance our talent development capacity in the field. Three to four Regional Vice Presidents or Managing Directors are supervised by a Senior Vice President of Operations which reduces the span of control for our Senior Vice Presidents of Operations. Our new operations organizational structure now allows our Senior Vice President of Operations role to focus on identifying new tools, support and operations strategies required to sustainably grow guest counts and sales in their particular division and better enable talent rotation and sharing across our brands.
Each Bahama Breeze and Yard House restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V's restaurant is led by a managing partner. Each also has one to six managers. Each The Capital Grille, Seasons 52 and Eddie V's restaurant has one to three executive chefs, and each Bahama Breeze and Yard House restaurant has one to three culinary managers. In addition, each restaurant typically employs an average of 65 to 150 hourly employees, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by all levels of supervision to help ensure strict adherence to all aspects of our standards.
Our Learning Center of Excellence in partnership with each brand’s head of training, together with senior operations executives, are responsible for developing and maintaining our operations training programs. These efforts include a 12 to 13-week training program for management trainees (seven to nine weeks in the case of internal promotions) and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
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
Purchasing and Distribution
Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 2,000 suppliers whose products originate in more than 30 countries. Suppliers must meet our requirements and strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and long-term vendor relationships are routinely used to manage availability and cost of products.
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
All other essential food products are available, or can be made available upon short notice, from alternative qualified suppliers.   We continue to progress in automating our supply chain allowing our suppliers, logistics partners and distributors to improve optimization with information visibility.  Through our subsidiary, Darden Direct Distribution, Inc. ("Darden Direct"), and long-term agreements with our third party national distribution companies we maintain inventory ownership in dedicated environments where practical.  Darden Direct further enables our purchasing staff to integrate demand forecasts into long-term agreements driving efficiencies in production economics when we collaborate with vendors.  We continue to invest in new technologies to improve restaurant product orders, receiving, invoice approval and inventories across the supply chain. This improves the ability of our logistics infrastructure to replenish restaurants with the right products, at the right price and with just-in-time delivery.  Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
Our supplier diversity initiative, which focuses on women- and minority-owned businesses, is the major driver behind Darden's efforts to bring about diversity awareness and opportunities within our supplier network. We actively support several national minority supplier organizations to ensure that Darden incorporates women- and minority-owned businesses in all of its purchasing decisions.
Advertising and Marketing
We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Red Lobster and Olive Garden leverage the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising, and Red Lobster with cable and digital advertising. LongHorn Steakhouse currently uses local television advertising, and began national cable television advertising in fiscal 2011. The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to attract guests. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain guests. During fiscal 2013, we launched electronic gift cards that can be ordered on all of our brand websites and sent instantly online. Buyers can personalize these e-gift cards by recording their voices, attaching photos and letting Facebook friends know they have bought a card. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving expectations.
In fiscal 2014, we will begin efforts to consolidate our brands into a single digital platform, strengthen brand relevance and drive longer-term sales growth. The new digital platform will enable our brands to tailor marketing programs to enhance consumer relevance and strengthen brand loyalty. In fiscal 2013, Red Lobster and Olive Garden continued to develop Spanish language advertising to increase awareness among and visits from Hispanic consumers.
Employees
At the end of fiscal 2013, we employed approximately 206,000 people in the United States and Canada. Of these employees, approximately 195,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at one of our restaurant support center facilities in Orlando, Florida or Irvine, California. Our executives have an average of 15 years of experience with us. The restaurant general managers and managing partners average 13 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
In January 2013, we were recognized for the third consecutive year by FORTUNE magazine as one of the “100 Best Companies to Work For” in America. We are the largest employer on the list and remain the only full-service restaurant company to ever appear on the list. We are committed to fostering a strong, values-based culture where employees can learn, thrive and grow.
Consistent with our core value of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 46 percent of our restaurant team member employees are minorities, and over 53 percent are female. According to the People Report's Human Capital Intelligence Report for April 2013, the diversity of our operations leadership teams exceed the industry averages by 11 percentage points for minority and 8 percentage points for female representation. At the officer level, over 21 percent of our officers are minorities and 26 percent are female. The percentages of minority and female officers rank above average in our industry. In addition, we achieved a 100 percent score on the Human Rights Campaign's Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender employees.
Consistent with our core values of respect and caring and teamwork, in 1999 we established a program called Darden Dimes to help fellow colleagues in need. Darden Dimes has helped employees weather the after-effects of hurricanes and other natural disasters, severe medical problems and other personal difficulties. Participating employees donate at least 10 cents from each paycheck to the Darden Dimes fund, which raises more than $1.7 million annually.
Information Technology
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. Since 1975, computers located in the restaurants have been used to assist in the management of the restaurants. We have implemented technology-enabled business solutions targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Over the past few years, we completed the implementation of a talent acquisition system across all brands to help streamline the hiring process for front line employee candidates. Additionally, we implemented a new meal pacing system and a new table management system to enhance the guest experience by providing accurate wait times, pacing the preparation of menu items based on cook-times and enhancing restaurant capacity by increasing table turns.
In fiscal 2013, we initiated a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These technology platforms will be leveraged across all brands to build guest loyalty and employee engagement. Ultimately this multi-year effort will be integrated into all guest touch points including restaurant operating systems to enable compelling personalized guest experiences.
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
Trademarks and Service Marks
We regard our Darden® , Darden Restaurants®, Olive Garden®, Red Lobster®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 26, 2013, we operate 2,138 restaurants in the United States and Canada all of which are owned by us, except six restaurants in California and Florida. The three restaurants located in Florida and three restaurants located in California are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We also franchised five LongHorn Steakhouse restaurants in Puerto Rico to an unaffiliated franchisee as part of an agreement that was executed prior to our 2007 acquisition of RARE. In April 2012, we entered into a new area development agreement with this same franchisee to develop and operate our Olive Garden and LongHorn Steakhouse brands in Puerto Rico. In January 2013, we amended the new area development agreement which now calls for the franchisee to initially develop a minimum of eight Olive Garden restaurants, three Red Lobster restaurants and three additional LongHorn Steakhouse restaurants in Puerto Rico by 2017.
Our restaurant operations outside of the United States and Canada are conducted through area development and franchise agreements. We have an agreement with an unaffiliated Japanese corporation that operated 23 Red Lobster restaurants in Japan as of May 26, 2013. In October 2010, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse restaurants in the Middle East. The agreement calls for the operator to develop a minimum of 60 restaurants in Bahrain, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and the United Arab Emirates over the next five years. As of May 26, 2013, six restaurants (a Red Lobster in Dubai, a Red Lobster in Qatar, a Red Lobster and an Olive Garden in Kuwait, a Red Lobster and an Olive Garden in Abu Dhabi), had opened under this agreement. In August 2011, we entered into an agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and The Capital Grille brands in Mexico. The agreement calls for the operator to initially develop a minimum of 37 restaurants in Mexico over the next five years. As of May 26, 2013, two Olive Garden restaurants and one The Capital Grille restaurant had opened in Mexico City under this agreement. In February 2013, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse brands. The agreement calls for the operator to develop a minimum of 57 restaurants in Brazil, Colombia, the Dominican Republic and Panama. As of May 26, 2013, no restaurants had as yet opened under this agreement. In July 2013, we entered into separate formal agreements with two unaffiliated operators to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse restaurants. One agreement calls for the operator to develop the restaurants in Guatemala, El Salvador, Honduras, Nicaragua and Costa Rica. The other agreement calls for the operator to develop the restaurants in Peru. We do not have an ownership interest in any of these franchisees, but we receive royalty income under the area development and franchise agreements. The amount of income we derive from our joint venture and franchise arrangements is not material to our consolidated financial statements.

We continue to explore additional avenues of new business development. During fiscal 2012, we began selling Olive Garden's Italian salad dressing and shredded cheese in Sam's Club® stores across the country. During fiscal 2013, we expanded the test to sell Red Lobster Cheddar Bay Biscuit Mix, Olive Garden Olive Oil and Olive Garden's salad croutons in Sam's Club stores and we began selling Olive Garden's salad dressing in Wal-Mart® stores. The products will be sold at Sam's Club and Wal-Mart stores exclusively for one year while we continue to evaluate this and other opportunities to market consumer packaged goods. We also are researching and developing proprietary technology for lobster aquaculture farming. Construction of a pilot lobster hatchery should be completed next fiscal year.
Seasonality
Our sales volumes fluctuate seasonally. During fiscal 2013, our average sales per restaurant were highest in the spring and winter, followed by the summer, and lowest in the fall. During fiscal 2012 and 2011, our average sales per restaurant were highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Government Regulation
We are subject to various federal, state, local and international laws affecting our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include health, safety and fire agencies in the state or municipality in which the restaurant is located. The development and operation of restaurants depend on selecting and acquiring suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. To date, we have not been significantly affected by any difficulty, delay or failure to obtain required licenses or approvals.
During fiscal 2013, 10.6 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2013 have not had a material effect on our operations.
We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2013, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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
We are reviewing the health care reform law enacted by Congress in March of 2010 (“Affordable Care Act”).  As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect.
We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. The Affordable Care Act requires restaurant companies such as ours to disclose calorie information on their menus. The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

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
In April 2013, the Foundation announced it was awarding more than $1.9 million to nearly 850 nonprofit organizations in communities across the U.S. and Canada as part of its inaugural Darden Restaurants Community Grants Program. The local grants program is intended to help support nonprofit organizations in the hundreds of communities we serve. Each of our restaurants had the opportunity to help award a $1,000 grant to a nonprofit organization in its local community.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business, including its annual Community Service Report, is available on our website at www.darden.com.
Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 57, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Andrew H. (Drew) Madsen, age 57, has been our President and Chief Operating Officer since November 2004, and a Director since September 2004. Mr. Madsen was our Senior Vice President and President of Olive Garden from March 2002 until

November 2004, and Executive Vice President of Marketing for Olive Garden from December 1998 to March 2002. From 1997 until joining us, he was President of International Master Publishers, Inc., a company that developed and marketed consumer information products such as magazines and compact discs. From 1993 until 1997, he held various positions at James River Corporation (now part of Koch Industries), including Vice President and General Manager for the Dixie consumer products unit. From 1980 until 1992, he held various marketing positions with our former parent company, General Mills, Inc. a manufacturer and marketer of consumer food products.

David C. George, age 57, has been our President of Olive Garden since January 2013. He served as our President of LongHorn Steakhouse from October 2007, when we acquired RARE, until January 2013. Prior to the acquisition, he served as RARE's President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE's Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE's Vice President of Operations for The Capital Grille.

Valerie Insignares, age 45, has been our President of LongHorn Steakhouse since January 2013. She served as our Chief Restaurant Operations Officer from March 2011 to January 2013 and our Executive Vice President of Olive Garden from October 2004 until March 2011. She joined us in January 1997 as Director of Food and Smallwares for the commodities purchasing department and held progressively more responsible positions including Senior Vice President of Operations for Olive Garden's Dallas division prior to becoming Executive Vice President of Olive Garden in 2004.

Eugene I. (Gene) Lee, Jr., age 52, has been President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE's President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE's Executive Vice President and Chief Operating Officer.

Kim A. Lopdrup, age 55, has been our Senior Vice President, Business Development since June 2011. He served as our President, Red Lobster from May 2004 until June 2011. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (ADQSR), a franchiser of quick service restaurants including Dunkin' Donuts, Baskin-Robbins and Togo's Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Dave Lothrop, age 52, has been our Senior Vice President and Corporate Controller since May 2012, and was our Senior Vice President of Finance and Strategy from June 2010 until May 2012. He was Senior Vice President, Finance for Olive Garden from 2006 until June 2010. He joined Darden in 1984 as a corporate accountant. He joined the Olive Garden team in 1986 as a Senior Operations Analyst, and was promoted to Assistant Controller in 1991. After several years in a variety of finance roles at Darden, Red Lobster and Smokey Bones Barbeque & Grill, he was promoted to Senior Vice President, Finance and Controller for Olive Garden in 2006.

Robert McAdam, age 55, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart, Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000 he served as Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 55, has been our Senior Vice President, Chief Human Resources Officer since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to August 2005.

David T. Pickens, age 58, has been our Chief Restaurant Operations Officer since July 2013. He served as President of Red Lobster from June 2011 to July 2013. Prior to that he served as our President of Olive Garden from December 2004 until June 2011. He joined us in 1973 as a Red Lobster hourly employee and progressed from manager trainee to regional operations manager, director of operations, and ultimately was promoted to a division Senior Vice President of Operations for Red Lobster. He joined Olive Garden in 1995 as Senior Vice President of Operations for the Orlando division and was promoted to Executive Vice President of Operations in September 1999, where he served until his promotion to President of Olive Garden in December 2004.

C. Bradford (Brad) Richmond, age 54, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analysis positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Teresa M. Sebastian, age 55, has been our Senior Vice President, General Counsel and Secretary since October 2010. Prior to joining us, she served as Vice President, General Counsel and Corporate Secretary for Veyance Technologies, Inc., a manufacturer of industrial rubber products and exclusive manufacturer and marketer of Goodyear Engineered Products from May 2008 until September 2010. She also served as Senior Vice President and General Counsel for Information Resources, Inc. from May 2007 to May 2008; Assistant General Counsel and Assistant Corporate Secretary for DTE Energy Company from September 2001 to May 2007, and Senior Corporate Counsel for CMS Energy Corporation from September 1994 to September 2001.

Salli A. Setta, age 48, has been our President of Red Lobster since July 2013.  She served as our Executive Vice President of Marketing at Red Lobster from April 2005 to July 2013 and our Senior Vice President Culinary & Beverage of Olive Garden from December 2000 until April 2005. She joined us in April 1990 as a sales promotion assistant at Olive Garden and held positions of increasing responsibility prior to becoming Vice President Brand Management of Olive Garden in September 1998.

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
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
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
The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal and state laws governing minimum wages, unionization and other labor issues. These include the Fair Labor Standards Act of 1938 and requirements concerning overtime, paid or family leave, tip credits, working conditions and safety standards. They also include the Immigration Reform and Control Act of 1986, which requires among other things the preparation of Form I-9 to verify that employees are authorized to accept employment in the United States.

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
The Affordable Care Act was enacted in March 2010.  We have continued to evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect.  We estimate that the costs associated with the next phase of the implementation of the Affordable Care Act will impact our earnings in fiscal 2014. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. We did not receive tax-free subsidies for providing prescription drugs to retirees under Medicare Part D. Therefore, we have no deferred tax assets associated with our retiree medical plan that would be impacted by this law. The Affordable Care Act also requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations. We are also reviewing the potential impacts of new laws associated with health care passed by various states.
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
Our restaurant operations are subject to United States and Canadian federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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

On August 29, 2012, we acquired Yard House. Our integration of Yard House's business into our operations is a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Yard House with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Yard House into our operations, there can be no assurance that we will realize the anticipated benefits. We acquired Yard House with the expectation that the acquisition would result in various benefits for the combined company including, among others, business and growth opportunities, and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition.
The acquisition of Yard House created a consolidated indebtedness greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our level of indebtedness could have important consequences. For example, it may: require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, thus reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements, particularly if the ratings assigned to our debt securities by rating organizations are revised downward.
Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of synergy restaurants and other new business ventures that have not yet proven their long-term viability, may not be successful, which could require us to make substantial further investments in those brands and new business ventures and result in losses and impairments.
While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our smaller brands such as Bahama Breeze, Seasons 52 and Eddie V's, and the testing of new restaurant formats such as synergy restaurants, and lobster aquaculture farming activities. These brands, test formats and new business ventures have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and test formats, and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 and Eddie V's also are in the early stages of their development and will require additional resources to support further growth. Our other new business initiatives such as the sale of consumer packaged goods and lobster aquaculture farming have not yet proved their long-term viability and may not be successful.
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

A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs, could adversely affect our results of operations.

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.
As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests, and will begin efforts to consolidate our brands into a single digital technology platform. These initiatives may not be successful, and pose a variety of other risks, as discussed below under the heading: "Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business".
A failure to recruit, develop and retain effective leaders, the loss or shortage of personnel with key capacities and skills, or an inability to adequately monitor and proactively respond to employee dissatisfaction could jeopardize our ability to meet our growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth, a loss of key employees or a significant shortage of high-quality restaurant employees, and an inability to adequately monitor and proactively respond to employee dissatisfaction which could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
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
Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations, and provide them with training and support. However, the probability of opening, ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully open or operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
We also are subject to governmental regulations throughout the world that impact the way we do business with our international franchisees, vendors and conduct our affairs with lobster aquaculture farming. These include antitrust and tax requirements, anti-boycott regulations, import/export/customs regulations and other international trade regulations, the USA Patriot Act, the Foreign Corrupt Practices Act, and applicable local law. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business, results of operations and financial condition.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Darden®, Darden Restaurants®, Olive Garden®, Red Lobster®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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

We evaluate the useful lives of our other intangible assets, primarily the LongHorn Steakhouse®, The Capital Grille®, Yard House® and Eddie V's Prime Seafood® trademarks, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.
    There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons.   Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted.   Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business.  The harm may be immediate without affording us an opportunity for redress or correction.  The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.

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
Restaurant Properties – Continuing Operations
As of May 26, 2013, we operated 2,138 restaurants in the U.S. and Canada (consisting of 828 Olive Garden, 705 Red Lobster, 430 LongHorn Steakhouse, 49 The Capital Grille, 44 Yard House, 33 Bahama Breeze, 31 Seasons 52, 12 Eddie V's, and six synergy restaurants), in the following locations:

Alabama (42)	Illinois (71)	Montana (3)	Rhode Island (3)
Alaska (2)	Indiana (52)	Nebraska (11)	South Carolina (41)
Arkansas (18)	Iowa (20)	Nevada (18)	South Dakota (5)
Arizona (53)	Kansas (27)	New Hampshire (10)	Tennessee (58)
California (140)	Kentucky (28)	New Jersey (61)	Texas (182)
Colorado (34)	Louisiana (20)	New Mexico (13)	Utah (20)
Connecticut (17)	Maine (9)	New York (70)	Vermont (2)
Delaware (8)	Maryland (45)	North Carolina (66)	Virginia (68)
District of Columbia (1)	Massachusetts (37)	North Dakota (8)	Washington (32)
Florida (229)	Michigan (58)	Ohio (107)	West Virginia (13)
Georgia (130)	Minnesota (26)	Oklahoma (23)	Wisconsin (26)
Hawaii (2)	Mississippi (18)	Oregon (14)	Wyoming (4)
Idaho (8)	Missouri (50)	Pennsylvania (102)	Canada (33)
Of these 2,138 restaurants open on May 26, 2013, 1,048 were located on owned sites and 1,090 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	802
Ground and Building Leases	75
Space/In-Line/Other Leases	213
Total	1,090
Properties – General
During fiscal 1999, we formed two subsidiary corporations, each of which elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code. These elections limit the activities of both corporations to holding certain real estate assets. The formation of these two REITs is designed primarily to assist us in managing our real estate portfolio and possibly to provide a vehicle to access capital markets in the future. Both REITs were structured as non-public REITs.

During fiscal 2013, we merged one of the REIT entities into another subsidiary of Darden Restaurants, Inc. As a result of this merger, all restaurant property that was previously owned by the merged REIT was returned to Darden corporate entities that operate the corresponding restaurants at the sites. The second REIT remains in existence at the end of fiscal 2013 and continues to operate as a non-public REIT. Through our subsidiary companies, we indirectly own 100 percent of all voting stock and greater than 99.5 percent of the total value of the REIT. For financial reporting purposes, the REIT is included in our consolidated financial statements.
In connection with the sale and lease back of our former Restaurant Support Center buildings, we purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. The Restaurant Support Center campus at this new location offers a more collaborative and unified environment with additional room for future growth. During fiscal year 2013, we commenced the first phase of hotel/retail development on the adjacent parcels of land to our Restaurant Support Center buildings. The first phase of hotel/retail development includes construction of a 128-room hotel by an unaffiliated third party hotel operator. The hotel will serve as lodging headquarters for those attending training sessions at our Restaurant Support Center.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net”

and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2013 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third and fourth paragraphs of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2013 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 28, 2013, there were approximately 41,679 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2013 and 2012 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2013 Annual Report to Shareholders is incorporated herein by reference. We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 26, 2013. Since commencing our repurchase program in December 1995, we have repurchased a total of 171.9 million shares through May 26, 2013 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 25, 2013 through March 31, 2013	—	—	—	15,463,737
April 1, 2013 through April 28, 2013	210	$51.68	210	15,463,527
April 29, 2013 through May 26, 2013	—	—	—	15,463,527
Total	210	$51.68	210	15,463,527

(1)
All of the shares purchased during the quarter ended May 26, 2013 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on December 20, 2010. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2009 through 2013 contained in the Five-Year Financial Summary in our 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2013 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 26, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 26, 2013.
During the fiscal quarter ended May 26, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2013 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Proposal 1 – Election of Thirteen Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”

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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011.

Consolidated Balance Sheets at May 26, 2013 and May 27, 2012.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011.

Consolidated Statements of Cash Flows for the fiscal years ended May 26, 2013, May 27, 2012 and May 29, 2011.

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

Date:	July 19, 2013	DARDEN RESTAURANTS, INC.

		By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 19, 2013
Clarence Otis, Jr.

/s/ C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 19, 2013
C. Bradford Richmond

/s/ Michael W. Barnes*	Director
Michael W. Barnes

/s/ Leonard L. Berry*	Director
Leonard L. Berry

/s/ Christopher J. (CJ) Fraleigh*	Director
Christopher J. (CJ) Fraleigh

/s/ Victoria D. Harker*	Director
Victoria D. Harker

/s/ David H. Hughes*	Director
David H. Hughes

/s/ Charles A. Ledsinger, Jr.*	Director
Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr.*	Director
William M. Lewis, Jr.

/s/ Andrew H. Madsen*	Director
Andrew H. Madsen

/s/ Cornelius McGillicuddy, III* **	Director
Cornelius McGillicuddy, III

/s/ Michael D. Rose*	Director
Michael D. Rose

/s/ Maria A. Sastre*	Director
Maria A. Sastre

/s/ William S. Simon*	Director
William S. Simon

*By:	/s/ Teresa M. Sebastian
Teresa M. Sebastian, Attorney-In-Fact
July 19, 2013

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX
Exhibit Number	Title

2(a)
Agreement and Plan of Merger, dated as of August 16, 2007, among Darden Restaurants, Inc., Surf & Turf Merger Corp. and RARE Hospitality International, Inc. (incorporated herein by reference to Exhibit 2.01 to our Current Report on Form 8-K filed August 17, 2007).

2(b)
Agreement and Plan of Merger, dated as of July 12, 2012, by and among Darden Restaurants, Inc., Stout Acquisition Corp., Yard House USA, Inc., and certain stockholders of Yard House USA, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 12, 2012).

3(a)	Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the fiscal year ended May 29, 2005 filed July 29, 2005).

3(b)	Bylaws as amended effective June 20, 2012 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed June 22, 2012).

4(a)
Rights Agreement dated as of May 16, 2005, by and between Darden Restaurants, Inc. and Wachovia Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 16, 2005).

4(b)
Amendment to Rights Agreement dated as of June 2, 2006, by and between Darden Restaurants, Inc., Wachovia Bank, National Association and Wells Fargo Bank, National Association, as successor Rights Agent (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed June 5, 2006).

4(c)
Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

4(d)
Officers’ Certificate and Authentication Order, dated October 10, 2007, for the 5.625% Senior Notes due 2012 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2007).

4(e)
Officers’ Certificate and Authentication Order, dated October 10, 2007, for the 6.200% Senior Notes due 2017 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2007).

4(f)
Officers’ Certificate and Authentication Order, dated October 10, 2007, for the 6.800% Senior Notes due 2037 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed October 16, 2007).

4(g)
Officers’ Certificate and Authentication Order, dated October 5, 2011, for the 4.50% Senior Notes due 2021
(which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank. National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 11, 2011).

4(h)
Officers’ Certificate and Authentication Order, dated October 4, 2012, for the 3.350% Senior Notes due 2022 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 4, 2012).

4(i)
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

*10(f)
Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended February 27, 2011, filed April 4, 2011).

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

*10(n)	Form of fiscal 2014 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (United States).

*10(o)
Form of Amendment to Exhibit A to the form of fiscal 2009 Performance Stock Unit Award Agreements under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(t) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(p)
Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended June 29, 2003).

*10(q)
First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(r)
Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(s)
Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(t)
Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000-19924) for fiscal year ended December 31, 2006).

*10(u)
Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(v)
RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(aa) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(w)
Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(bb) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(x)
Term Loan Agreement, dated as of August 22, 2012, among Darden Restaurants, Inc. and certain lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99 to our Current Report on Form 8-K filed August 28,2012.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2013 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.