Form 10-Q
period 2013-11-24
DARDEN RESTAURANTS INC
filed 2014-01-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 13, 2013: 131,264,373 (excluding 1,286,019 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Sales	$2,049.9	$1,960.0	$4,208.4	$3,994.8
Costs and expenses:
Cost of sales:
Food and beverage	642.8	607.5	1,301.8	1,226.3
Restaurant labor	678.0	635.7	1,366.9	1,262.5
Restaurant expenses	349.3	325.5	702.7	629.7
Total cost of sales, excluding restaurant depreciation and amortization of $102.2, $94.1, $202.6 and $181.5, respectively	$1,670.1	$1,568.7	$3,371.4	$3,118.5
Selling, general and administrative	221.1	216.1	451.2	434.2
Depreciation and amortization	107.7	99.2	213.4	191.8
Interest, net	32.9	32.9	65.6	60.8
Total costs and expenses	$2,031.8	$1,916.9	$4,101.6	$3,805.3
Earnings before income taxes	18.1	43.1	106.8	189.5
Income taxes	(1.7)	9.4	16.7	44.7
Earnings from continuing operations	$19.8	$33.7	$90.1	$144.8
Losses from discontinued operations, net of tax benefit of $0.0, $0.1, $0.1 and $0.3, respectively	—	(0.1)	(0.1)	(0.4)
Net earnings	$19.8	$33.6	$90.0	$144.4
Basic net earnings per share:
Earnings from continuing operations	$0.15	$0.26	$0.69	$1.13
Losses from discontinued operations	—	—	—	(0.01)
Net earnings	$0.15	$0.26	$0.69	$1.12
Diluted net earnings per share:
Earnings from continuing operations	$0.15	$0.26	$0.68	$1.10
Losses from discontinued operations	—	—	—	—
Net earnings	$0.15	$0.26	$0.68	$1.10
Average number of common shares outstanding:
Basic	130.6	128.8	130.4	128.5
Diluted	132.8	131.7	132.7	131.4
Dividends declared per common share	$0.55	$0.50	$1.10	$1.00

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Net earnings	$19.8	$33.6	$90.0	$144.4
Other comprehensive income (loss):
Foreign currency adjustment	(0.9)	(0.1)	(1.9)	0.7
Change in fair value of marketable securities, net of tax benefit of $0.0, $0.1, $0.1 and $0.1, respectively	—	—	(0.1)	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of tax expense (benefit) of $3.1, $(0.9), $2.1 and $(2.6), respectively	5.8	(1.6)	3.7	(5.2)
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of tax expense of $1.0, $1.0, $2.0 and $2.1, respectively	1.6	1.8	3.2	3.5
Other comprehensive income (loss)	$6.5	$0.1	$4.9	$(1.1)
Total comprehensive income	$26.3	$33.7	$94.9	$143.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 24, 2013	May 26, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84.6	$88.2
Receivables, net	83.0	85.4
Inventories	418.0	356.9
Prepaid income taxes	12.4	6.4
Prepaid expenses and other current assets	80.6	83.4
Deferred income taxes	155.7	144.6
Total current assets	$834.3	$764.9
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,184.2 and $3,049.8, respectively	4,521.8	4,391.1
Goodwill	907.7	908.3
Trademarks	574.6	573.8
Other assets	318.9	298.8
Total assets	$7,157.3	$6,936.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365.1	$296.5
Short-term debt	324.2	164.5
Accrued payroll	145.6	150.5
Accrued income taxes	22.4	16.5
Other accrued taxes	59.0	67.6
Unearned revenues	248.4	270.5
Current portion of long-term debt	15.0	—
Other current liabilities	466.8	450.3
Total current liabilities	$1,646.5	$1,416.4
Long-term debt, less current portion	2,480.1	2,496.2
Deferred income taxes	345.6	356.4
Deferred rent	246.3	230.5
Obligations under capital leases, net of current installments	53.2	52.5
Other liabilities	326.4	325.4
Total liabilities	$5,098.1	$4,877.4
Stockholders’ equity:
Common stock and surplus	$1,255.7	$1,207.6
Retained earnings	944.7	998.9
Treasury stock	(7.8)	(8.1)
Accumulated other comprehensive income (loss)	(127.9)	(132.8)
Unearned compensation	(5.5)	(6.1)
Total stockholders’ equity	$2,059.2	$2,059.5
Total liabilities and stockholders’ equity	$7,157.3	$6,936.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended November 24, 2013 and November 25, 2012
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 26, 2013	$1,207.6	$998.9	$(8.1)	$(132.8)	$(6.1)	$2,059.5
Net earnings	—	90.0	—	—	—	90.0
Other comprehensive income	—	—	—	4.9	—	4.9
Dividends declared	—	(143.8)	—	—	—	(143.8)
Stock option exercises (0.8 shares)	23.3	—	0.3	—	—	23.6
Stock-based compensation	16.0	—	—	—	—	16.0
ESOP note receivable repayments	—	—	—	—	0.6	0.6
Income tax benefits credited to equity	5.3	—	—	—	—	5.3
Repurchases of common stock (0.0 shares)	(0.1)	(0.4)	—	—	—	(0.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.6	—	—	—	—	3.6
Balance at November 24, 2013	$1,255.7	$944.7	$(7.8)	$(127.9)	$(5.5)	$2,059.2

Balance at May 27, 2012	$2,518.8	$3,172.8	$(3,695.8)	$(146.6)	$(7.2)	$1,842.0
Net earnings	—	144.4	—	—	—	144.4
Other comprehensive income (loss)	—	—	—	(1.1)	—	(1.1)
Dividends declared	—	(129.3)	—	—	—	(129.3)
Stock option exercises (1.2 shares)	32.4	—	1.4	—	—	33.8
Stock-based compensation	13.1	—	—	—	—	13.1
ESOP note receivable repayments	—	—	—	—	0.9	0.9
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Repurchases of common stock (1.0 shares)	—	—	(52.3)	—	—	(52.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.1	—	0.5	—	—	3.6
Treasury shares retirement (159.3 shares)	(1,411.4)	(2,326.1)	3,737.5	—	—	—
Balance at November 25, 2012	$1,164.3	$861.8	$(8.7)	$(147.7)	$(6.3)	$1,863.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 24, 2013	November 25, 2012
Cash flows—operating activities
Net earnings	$90.0	$144.4
Losses from discontinued operations, net of tax benefit	0.1	0.4
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	213.4	191.8
Asset impairment charges	1.4	0.8
Amortization of loan costs and losses on interest-rate related derivatives	6.8	5.5
Stock-based compensation expense	31.3	28.7
Change in current assets and liabilities	(48.1)	(110.9)
Contributions to pension and postretirement plans	(0.8)	(2.5)
Loss on disposal of land, buildings and equipment	2.3	3.9
Change in cash surrender value of trust-owned life insurance	(8.4)	(5.1)
Deferred income taxes	(19.7)	(11.5)
Change in deferred rent	16.0	12.6
Change in other assets and liabilities	14.0	6.5
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.1
Other, net	4.7	2.9
Net cash provided by operating activities of continuing operations	$303.1	$267.6
Cash flows—investing activities
Purchases of land, buildings and equipment	(344.0)	(355.2)
Proceeds from disposal of land, buildings and equipment	3.2	—
Purchases of marketable securities	—	(7.6)
Proceeds from sale of marketable securities	3.3	11.5
Cash used in business acquisitions, net of cash acquired	—	(578.4)
Increase in other assets	(15.8)	(19.7)
Net cash used in investing activities of continuing operations	$(353.3)	$(949.4)
Cash flows—financing activities
Proceeds from issuance of common stock	27.2	37.4
Income tax benefits credited to equity	5.3	8.3
Dividends paid	(143.3)	(128.5)
Repurchases of common stock	(0.5)	(52.3)
ESOP note receivable repayment	0.6	0.9
Proceeds from issuance of short-term debt	1,173.3	1,752.6
Repayments of short-term debt	(1,013.6)	(1,639.2)
Repayment of long-term debt	—	(350.9)
Proceeds from issuance of long-term debt	—	1,050.0
Payment of debt issuance costs	(1.3)	(7.3)
Principal payments on capital leases	(1.0)	(0.8)
Net cash provided by financing activities of continuing operations	$46.7	$670.2
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.1)	(0.2)
Net cash provided by investing activities of discontinued operations	—	2.7
Net cash (used in) provided by discontinued operations	$(0.1)	$2.5

Decrease in cash and cash equivalents	(3.6)	(9.1)
Cash and cash equivalents - beginning of period	88.2	70.5
Cash and cash equivalents - end of period	$84.6	$61.4
Cash flows from changes in current assets and liabilities
Receivables, net	1.7	5.8
Inventories	(61.2)	(17.8)
Prepaid expenses and other current assets	(0.4)	(5.0)
Accounts payable	65.8	12.6
Accrued payroll	(4.8)	(25.0)
Prepaid/accrued income taxes	(0.1)	0.6
Other accrued taxes	(8.6)	(8.5)
Unearned revenues	(22.1)	(13.4)
Other current liabilities	(18.4)	(60.2)
Change in current assets and liabilities	$(48.1)	$(110.9)
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, Red Lobster®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended November 24, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2014.
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
Note 2.Supplemental Cash Flow Information

	Six Months Ended
(in millions)	November 24, 2013	November 25, 2012
Interest paid, net of amounts capitalized	$58.0	$52.2
Income taxes paid, net of refunds	36.0	44.1

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

	Stock Options Granted During the Six Months Ended
	November 24, 2013	November 25, 2012
Weighted-average fair value	$12.05	$12.24
Dividend yield	4.4%	4.0%
Expected volatility of stock	39.6%	39.7%
Risk-free interest rate	1.9%	0.8%
Expected option life (in years)	6.4	6.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of our stock-based compensation activity for the six months ended November 24, 2013:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	11.6	0.2	2.2	0.9
Awards granted	1.7	0.1	0.6	0.3
Awards exercised	(0.8)	(0.1)	(0.4)	(0.2)
Awards forfeited	(0.1)	—	(0.1)	(0.2)
Outstanding end of period	12.4	0.2	2.3	0.8
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Stock options (1)	$7.8	$4.7	$12.5	$9.5
Restricted stock/restricted stock units	0.4	0.8	0.9	1.4
Darden stock units	7.6	5.7	11.0	10.5
Performance stock units (1)	2.3	1.5	4.3	5.2
Employee stock purchase plan	0.4	0.5	0.9	0.9
Director compensation program/other	1.7	1.1	1.7	1.2
Total stock-based compensation expense	$20.2	$14.3	$31.3	$28.7

(1)	The increase for the three months ended November 24, 2013 is primarily attributable to the workforce reduction efforts further discussed in Note 11.

Note 4.Income Taxes
The effective income tax rate for the quarter and six months ended November 24, 2013 was (9.4) percent and 15.6 percent, respectively, compared to an effective income tax rate of 21.8 percent and 23.6 percent for the quarter and six months ended November 25, 2012, respectively. The decrease in the effective income tax rate for the quarter and six months ended November 24, 2013 as compared to the quarter and six months ended November 25, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes in addition to favorable resolution of prior year tax matters expensed in prior years.
Included in our remaining balance of unrecognized tax benefits is $16.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
Note 5.Net Earnings per Share
Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Stock options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Stock options and restricted stock excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Anti-dilutive stock options and restricted stock	4.6	3.1	3.9	2.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended November 24, 2013 and November 25, 2012 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 26, 2013	$(2.8)	$0.1	$(55.9)	$(75.8)	$(134.4)
Gain (loss)	(0.9)	—	4.0	—	3.1
Reclassification realized in net earnings	—	—	1.8	1.6	3.4
Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)

Balance at August 27, 2012	$(0.8)	$0.3	$(53.3)	$(94.0)	$(147.8)
Gain (loss)	(0.1)	—	(2.6)	—	(2.7)
Reclassification realized in net earnings	—	—	1.0	1.8	2.8
Balance at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended November 24, 2013 and November 25, 2012 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 26, 2013	$(1.8)	$0.2	$(53.8)	$(77.4)	$(132.8)
Gain (loss)	(1.9)	(0.1)	(0.5)	—	(2.5)
Reclassification realized in net earnings	—	—	4.2	3.2	7.4
Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)

Balances at May 27, 2012	$(1.6)	$0.4	$(49.7)	$(95.7)	$(146.6)
Gain (loss)	0.7	(0.1)	(6.9)	—	(6.3)
Reclassification realized in net earnings	—	—	1.7	3.5	5.2
Balance at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Derivatives
Commodity contracts	(1)	$(0.5)	$(0.1)	(0.7)	(0.1)
Equity contracts	(2)	—	—	(0.7)	0.2
Interest rate contracts	Interest, net	(2.6)	(2.0)	(5.2)	(3.1)
Foreign currency contracts	(2)	0.2	(0.1)	0.3	—
	Total before tax	$(2.9)	$(2.2)	$(6.3)	$(3.0)
	Tax benefit	1.1	1.2	2.1	1.3
	Net of tax	$(1.8)	$(1.0)	$(4.2)	$(1.7)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(2.3)	$(2.2)	$(4.6)	$(4.4)
Recognized net actuarial loss - other plans	(4)	(0.3)	(0.6)	(0.6)	(1.2)
	Total before tax	$(2.6)	$(2.8)	$(5.2)	$(5.6)
	Tax benefit	1.0	1.0	2.0	2.1
	Net of tax	$(1.6)	$(1.8)	$(3.2)	$(3.5)

(1)	Primarily included in cost of sales. See Note 8 for additional details.

(2)	Primarily included in cost of sales and selling, general and administrative expenses. See Note 8 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and selling, general and administrative expenses. See Note 7 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of selling, general and administrative expenses.
Note 7.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Service cost	$1.1	$1.2	$2.2	$2.4
Interest cost	2.6	2.5	5.1	5.0
Expected return on plan assets	(4.3)	(4.7)	(8.6)	(9.7)
Recognized net actuarial loss	2.3	2.2	4.6	4.4
Net periodic benefit cost	$1.7	$1.2	$3.3	$2.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.3	0.6	0.6
Net periodic benefit cost	$0.5	$0.5	$1.0	$1.0
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 24, 2013, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The notional values of our derivative contracts are as follows:

	Notional Values
(in millions)	November 24, 2013	May 26, 2013
Derivative contracts designated as hedging instruments
Commodities	$11.1	$18.2
Foreign currency	10.4	20.3
Interest rate swaps	200.0	100.0
Equity forwards	26.3	24.9
Derivative contracts not designated as hedging instruments
Equity forwards	$39.4	$49.1
Commodities	1.1	0.6
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for natural gas, diesel fuel and butter. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2014.
We periodically enter into foreign currency forward contracts to reduce the risk of fluctuations in exchange rates specifically related to forecasted transactions or payments made in a foreign currency either for commodities and items used directly in our restaurants or for forecasted payments of services. Our foreign currency forward contracts currently extend through May 2014.
We entered into interest-rate swap agreements with $250.0 million of notional value to limit the risk of changes in fair value of a portion of the $350.0 million 5.625 percent senior notes due October 2012 and a portion of the $400.0 million 4.500 percent senior notes due October 2021. Additionally, we entered into interest-rate swap agreements with $100.0 million of notional value to limit the risk of changes in fair value of a portion of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. Concurrent with the repayment at maturity of the $350.0 million senior notes due October 2012, we settled $150.0 million of notional value of these swaps. During the quarters ended November 24, 2013 and November 25, 2012, $0.6 million and $0.9 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the six months ended November 24, 2013 and November 25, 2012, $1.1 million and $2.1 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of November 24, 2013, we were party to equity forward contracts that were indexed to 1.2 million shares of our common stock, at varying forward rates between $31.19 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our derivative contracts are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		November 24, 2013	May 26, 2013	November 24, 2013	May 26, 2013
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$0.2	$0.1	$—	$(0.3)
Equity forwards	(1)	0.2	—	—	(0.6)
Interest rate related	(1)	0.6	1.9	—	—
Foreign currency forwards	(1)	0.4	0.6	—	—
		$1.4	$2.6	$—	$(0.9)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$—	$—	$(0.3)	$—
Equity forwards	(1)	0.3	—	—	(1.3)
		$0.3	$—	$(0.3)	$(1.3)
Total derivative contracts		$1.7	$2.6	$(0.3)	$(2.2)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	November 24, 2013	November 25, 2012		November 24, 2013	November 25, 2012		November 24, 2013	November 25, 2012
Commodity	$0.1	$1.0	(2)	$(0.5)	$(0.1)	(2)	$—	$—
Equity	3.9	(0.4)	(3)	—	—	(3)	0.3	0.2
Interest rate	—	(4.4)	Interest, net	(2.6)	(2.0)	Interest, net	—	—
Foreign currency	—	(0.1)	(4)	0.2	(0.1)	(4)	—	—
	$4.0	$(3.9)		$(2.9)	$(2.2)		$0.3	$0.2

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
Type of Derivative	November 24, 2013	November 25, 2012		November 24, 2013	November 25, 2012		November 24, 2013	November 25, 2012
Commodity	$(0.3)	$1.0	(2)	$(0.7)	$(0.1)	(2)	$—	$—
Equity	(0.4)	(0.8)	(3)	(0.7)	0.2	(3)	0.6	0.5
Interest rate	—	(10.1)	Interest, net	(5.2)	(3.1)	Interest, net	—	—
Foreign currency	0.2	(0.7)	(4)	0.3	—	(4)	—	—
	$(0.5)	$(10.6)		$(6.3)	$(3.0)		$0.6	$0.5

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

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	November 24, 2013	November 25, 2012			November 24, 2013	November 25, 2012
Interest rate	$3.5	$0.7	Interest, net	Fixed-rate debt	$(3.5)	$(0.7)	Interest, net

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended				Six Months Ended
	November 24, 2013	November 25, 2012			November 24, 2013	November 25, 2012
Interest rate	$(1.4)	$1.2	Interest, net	Fixed-rate debt	$1.4	$(1.2)	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
(in millions)
Commodity contracts	Cost of Sales (1)	$0.1	$—	$(0.4)	$(0.2)
Equity forwards	Cost of Sales (2)	1.8	0.7	0.3	1.1
Equity forwards	Selling, General and Administrative	5.0	1.6	1.0	1.3
		$6.9	$2.3	$0.9	$2.2

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 24, 2013, we expect to reclassify $8.8 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 9. Fair Value Measurements
The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected on our consolidated balance sheets as of November 24, 2013 and May 26, 2013:

Items Measured at Fair Value at November 24, 2013
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$8.9	$—	$8.9	$—
U.S. Treasury securities	(2)	7.4	7.4	—	—
Mortgage-backed securities	(1)	4.5	—	4.5	—
Derivatives:
Commodities futures, swaps & options	(3)	(0.1)	—	0.2	(0.3)
Equity forwards	(4)	0.5	—	0.5	—
Interest rate swaps	(5)	0.6	—	0.6	—
Foreign currency forwards	(6)	0.4	—	0.4	—
Total		$22.2	$7.4	$15.1	$(0.3)

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

(4)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(5)	The fair value of our interest rate lock and swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.

(6)	The fair value of our foreign currency forward contracts is based on closing forward exchange market prices, inclusive of the risk of nonperformance.

The following table presents the changes in Level 3 financial instruments at November 24, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Derivatives: Commodities, Futures, Swaps & Options
Balances at May 26, 2013	$—
Amount of gain (loss) recognized in earnings (1)	(0.3)
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	—
Balance at November 24, 2013	$(0.3)

(1)	The location of the loss recognized in earnings is restaurant expenses, which is a component of cost of sales.
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of November 24, 2013, was $2.50 billion. The carrying value and fair value of long-term debt as of May 26, 2013, was $2.50 billion and $2.70 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of November 24, 2013 and May 26, 2013 were not material.
Note 10. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 24, 2013 and May 26, 2013, we had $113.5 million and $107.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 24, 2013 and May 26, 2013, we had $19.5 million and $20.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 24, 2013 and May 26, 2013, we had $3.7 million and $4.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of November 24, 2013 and May 26, 2013, amounted to $2.9 million and $3.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2021.
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
In September 2012, a collective action under the Fair Labor Standards Act was filed in the United States District Court for the Southern District of Florida, Alequin v. Darden Restaurants, Inc., in which named plaintiffs claim that the Company required or allowed certain employees at Olive Garden, Red Lobster, LongHorn Steakhouse, Bahama Breeze and Seasons 52  to work off the clock and required them to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay.  The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees.  In July 2013, the United States District Court for the Southern District of Florida conditionally certified a nationwide class of servers and bartenders who worked in the aforementioned restaurants at any point from September 6, 2009 through September 6, 2012.  Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out” following the issuance of a notice.  As of December 17, 2013, out of the approximately 215,000 original opt-in notices distributed, approximately 20,000 have been returned. On November 22, 2013, approximately 1,600 additional opt-in notices were distributed, for which the opt-in period ends February 20, 2014. The Company will have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits.  We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims and strong defenses supporting de-certification.  An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
In November, 2011, a lawsuit entitled ChHab v. Darden Restaurants, Inc. was filed in the United States District Court for the Southern District of New York alleging a collective action under the Fair Labor Standards Act and a class action under the applicable New York state wage and hour statutes. The named plaintiffs claim that the Company required or allowed certain employees at The Capital Grille to work off the clock, share tips with individuals who polished silverware to assist the plaintiffs, and required the plaintiffs to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay. The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. In September 2013, the United States District Court for the Southern District of New York conditionally certified a nationwide class for the Fair Labor Standards Act claims only of tipped employees who worked in the aforementioned restaurants at any point from November 17, 2008 through September 19, 2013. Potential class members are required to “opt in” rather than “opt out” following the issuance of a notice. As of December 16, 2013, out of the approximately 3,100 original opt-in notices distributed, approximately 500 have been returned. On December 3, 2013, an additional 65 opt-in notices were distributed, for which the opt-in period ends February 3, 2014. As with the Alequin matter, the Company will have an opportunity to seek to

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have the class de-certified and/or seek to have the case dismissed on its merits. We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
Note 11. Workforce Reduction Costs
During the quarter ended November 24, 2013, we performed a comprehensive review of operations resulting in decisions to reduce operating support costs through a combination of workforce reductions and program spending cuts. In accordance with these actions, we incurred employee termination benefits and other costs which are included in selling, general and administrative expenses in our consolidated statements of earnings as follows:

Three months ended
(in millions)	November 24, 2013

Employee termination benefits (1)	$10.9
Other (2)	0.8
Total	$11.7

(1)	Includes salary and stock-based compensation expense.

(2)	Includes postemployment medical, outplacement and relocation costs.
The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities in our consolidated balance sheet as of November 24, 2013:

(in millions)	September 2013 Plan	Payments	Balance at November 24, 2013

Employee termination benefits (1)	$7.7	$(1.7)	$6.0
Other	0.8	(0.1)	0.7
Total	$8.5	$(1.8)	$6.7

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect the majority of the remaining liability to be paid by the first quarter of fiscal 2015 and the remainder to be paid by the first quarter of fiscal 2016.
Note 12. Application of New Accounting Standards
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
Note 13. Subsequent Events
On December 18, 2013, the Board of Directors declared a cash dividend of $0.55 per share to be paid February 3, 2014 to all shareholders of record as of the close of business on January 10, 2014.
On December 19, 2013, we announced a comprehensive plan to enhance shareholder value that will include separating the Red Lobster business. Although a final decision has not been made on the form of the separation, we expect to execute a tax-free spin-off of Red Lobster to our shareholders, but we may also consider a sale of the Red Lobster business. The

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

completion of the spin-off will be subject to certain customary conditions, including final approval by our Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the SEC. We expect the separation transaction to close in early fiscal 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 24, 2013 and November 25, 2012.

	Three Months Ended		Six Months Ended
	November 24, 2013	November 25, 2012	November 24, 2013	November 25, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.4	31.0	30.9	30.7
Restaurant labor	33.1	32.4	32.5	31.6
Restaurant expenses	17.0	16.6	16.7	15.8
Total cost of sales, excluding restaurant depreciation and amortization of 5.0%, 4.8%, 4.8% and 4.5%	81.5%	80.0%	80.1%	78.1%
Selling, general and administrative	10.7	11.0	10.7	10.9
Depreciation and amortization	5.3	5.1	5.1	4.8
Interest, net	1.6	1.7	1.6	1.5
Total costs and expenses	99.1%	97.8%	97.5%	95.3%
Earnings before income taxes	0.9	2.2	2.5	4.7
Income taxes	(0.1)	0.5	0.4	1.1
Earnings from continuing operations	1.0	1.7	2.1	3.6
Losses from discontinued operations	—	—	—	—
Net earnings	1.0%	1.7%	2.1%	3.6%
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2014, compared with the number open at the end of fiscal 2013 and the end of the second quarter of fiscal 2013.

	November 24, 2013	May 26, 2013	November 25, 2012
Red Lobster – USA	678	678	679
Red Lobster – Canada	27	27	27
Total	705	705	706
Olive Garden – USA	828	822	803
Olive Garden – Canada	6	6	6
Total	834	828	809
LongHorn Steakhouse	445	430	399
The Capital Grille	52	49	48
Bahama Breeze	36	33	32
Seasons 52	35	31	25
Eddie V's	13	12	11
Yard House	48	44	41
Other (1)	6	6	4
Total	2,174	2,138	2,075

(1)	Represents synergy restaurants that combine two existing brands in one building.

OVERVIEW OF OPERATIONS
Financial Highlights
Our sales from continuing operations were $2.05 billion and $4.21 billion for the second quarter and first six months of fiscal 2014, compared to $1.96 billion and $3.99 billion for the second quarter and first six months of fiscal 2013. The increases of 4.6 percent and 5.3 percent in sales for the second quarter and first six months of fiscal 2014, were driven primarily by the addition of 99 net new company-owned restaurants since the second quarter of fiscal 2013, partially offset by blended U.S. same-restaurant sales decreases for Olive Garden, Red Lobster and LongHorn Steakhouse of 1.0 percent and 2.2 percent for the second quarter and first six months of fiscal 2014, respectively. For the second quarter of fiscal 2014, our net earnings from continuing operations were $19.8 million compared to $33.7 million for the second quarter of fiscal 2013, a 41.2 percent decrease, and our diluted net earnings per share from continuing operations were $0.15 for the second quarter of fiscal 2014 compared to $0.26 for the second quarter of fiscal 2013, a 42.3 percent decrease. For the first six months of fiscal 2014, our net earnings from continuing operations were $90.1 million compared to $144.8 million for the first six months of fiscal 2013, a 37.8 percent decrease, and our diluted net earnings per share from continuing operations were $0.68 for the first six months of fiscal 2014 compared to $1.10 for the first six months of fiscal 2013, a 38.2 percent decrease. The decreases in net earnings from continuing operations and diluted net earnings per share from continuing operations for the second quarter and the first six months of fiscal 2014 compared to the second quarter and the first six months of fiscal 2013 were primarily due to higher food and beverage costs, restaurant labor costs, restaurant expenses and depreciation and amortization expenses as a percent of sales, partially offset by increased sales, a lower effective income tax rate and lower selling, general and administrative expenses as a percent of sales.
Outlook
We anticipate blended U.S. same-restaurant sales in fiscal 2014 for Olive Garden, Red Lobster and LongHorn Steakhouse will be 1.0 percent to 2.0 percent below fiscal 2013. Including the impact from operations of Yard House for a full fiscal year, we expect fiscal 2014 total sales to increase between 4.0 percent and 5.0 percent. We expect food and beverage expenses to be higher as a percent of sales based on our expectations of food cost inflation. We believe restaurant labor expenses will be higher as a percent of sales due to lost sales leverage and based on our expectations that manager incentive compensation will be higher compared to the abnormally low levels in fiscal 2013. We believe restaurant expenses and depreciation expense will be higher as a percent of sales due to lost sales leverage and selling, general and administrative expenses will be relatively flat as a percent of sales. During the second quarter of fiscal 2014, a comprehensive review of operations resulted in decisions to reduce operating support costs through a combination of workforce reductions and program spending cuts which will primarily impact our selling, general and administrative expenses. We expect these actions to reduce expenses in fiscal 2014 by approximately $15.0 million (net of approximately $11.7 million of employee termination benefits and other costs incurred during the second quarter of fiscal 2014), by approximately $50.0 million to $55.0 million in fiscal 2015, and, beginning in fiscal 2016, by approximately $60.0 million annually. We expect diluted net earnings per share from continuing operations for fiscal 2014 to be below fiscal 2013 by 15.0 percent to 20.0 percent, excluding expected one-time costs associated with the separation of the Red Lobster business described below.
On December 19, 2013, we announced a comprehensive plan to enhance shareholder value that will include separating the Red Lobster business. The plan is based on a comprehensive review of strategic alternatives that considered the best use of our brands and related assets. The separation will allow the management teams of each company to focus their exclusive attention on addressing the challenges resulting from changes in the full-service dining industry, as well as the overall economic environment. Specifically, the Red Lobster management team will be able to more aggressively and effectively pursue value-creating initiatives that may not have previously been feasible as a part of Darden. Although a final decision has not been made on the form of the separation, we expect to execute a tax-free spin-off of Red Lobster to our shareholders, but we may also consider a sale of the Red Lobster business. The completion of the spin-off will be subject to certain customary conditions, including final approval by our Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the Securities and Exchange Commission. We expect the separation transaction to close in early fiscal 2015.
SALES
Olive Garden’s sales of $869.1 million and $1.79 billion for the second quarter and first six months of fiscal 2014 were 2.4 percent and 1.0 percent above last year’s second fiscal quarter and first six months, respectively, driven by revenue from 25 net new restaurants, partially offset by U.S. same-restaurant sales decreases of 0.6 percent and 2.4 percent, for the second quarter and first six months of fiscal 2014, respectively. The decrease in U.S. same-restaurant sales for the second fiscal quarter resulted from a 1.0 percent decrease in same-restaurant guest counts partially offset by a 0.4 percent increase in average check. The decrease in U.S. same-restaurant sales for the first six months resulted from a 2.4 percent decrease in same-restaurant guest counts with average check remaining flat. Red Lobster’s sales of $560.8 million and $1.19 billion for the second quarter and first six months of fiscal 2014 were 4.9 percent and 5.2 percent below last fiscal year’s second quarter and first six months, respectively, primarily driven by U.S. same-restaurant sales decreases of 4.5 percent and 4.8 percent for the second quarter and first six months of fiscal 2014, respectively. The decrease in U.S. same-restaurant sales for the second fiscal quarter resulted from a 7.4 percent decrease in same-restaurant guest counts partially offset by a 2.9 percent increase in average check. The decrease in U.S. same-restaurant sales for the first six months resulted from a 6.6 percent decrease in same-restaurant guest counts partially offset by a 1.8 percent increase in average check. LongHorn Steakhouse’s sales of $320.2 million and $645.6 million for the second quarter and first six months of fiscal 2014 were 16.5 percent and 15.3 percent above last fiscal year’s second quarter and first six months, respectively, driven by revenue from 46 net new restaurants combined with same-restaurant sales increases of 5.0 percent and 4.1 percent for the second quarter and first six months of fiscal 2014, respectively. The increase in same-restaurant sales for the second fiscal quarter resulted from a 2.0 percent increase in same-restaurant guest counts combined with a 3.0 percent increase in average check. The increase in same-restaurant sales for the first six months resulted from a 1.8 percent increase in same-restaurant guest counts combined with a 2.3 percent increase in average check. In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $291.0 million and $572.5 million for the second quarter and first six months of fiscal 2014, which were 20.6 percent and 41.6 percent above last fiscal year’s second quarter and first six months, respectively. Since the second quarter of fiscal 2013, Seasons 52 added 10 new restaurants, Yard House added 7 new restaurants, Bahama Breeze added 4 new restaurants, The Capital Grille added 4 new restaurants and Eddie V's added 2 new restaurants. For the second quarter of fiscal 2014, sales growth also reflected same-restaurant sales increases of 6.7 percent at The Capital Grille, 6.2 percent at Bahama Breeze, 5.7 percent at Eddie V's, 1.2 percent at Seasons 52 and 1.2 percent at Yard House. For first six months of fiscal 2014, the sales increase was primarily driven by incremental sales from the 40 Yard House restaurants acquired on August 29, 2012. Sales growth for the first six months of fiscal 2014 also reflected, same-restaurant sales increases of 5.1 percent at The Capital Grille, 4.7 percent at Bahama Breeze, 3.8 percent at Eddie V's, and decreases of 1.8 percent at Seasons 52 and 0.4 percent at Yard House.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended November 24, 2013 Compared to Quarter Ended November 25, 2012
Total costs and expenses were $2.03 billion and $1.92 billion for the quarters ended November 24, 2013 and November 25, 2012, respectively. As a percent of sales, total costs and expenses increased from 97.8 percent in the second quarter of fiscal 2013 to 99.1 percent in the second quarter of fiscal 2014.
Food and beverage costs were $642.8 million in the second quarter of fiscal 2014, an increase of $35.3 million, or 5.8 percent, from food and beverage costs of $607.5 million in the second quarter of fiscal 2013. As a percent of sales, food and beverage costs increased for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, primarily as a result of higher seafood and beef costs partially offset by pricing. Restaurant labor costs were $678.0 million in the second quarter of fiscal 2014, an increase of $42.3 million, or 6.7 percent, from restaurant labor costs of $635.7 million in the second quarter of fiscal 2013. Restaurant labor costs as a percent of sales increased for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, primarily as a result of higher manager incentive compensation, higher employee insurance claims costs and wage-rate inflation partially offset by sales leverage. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $349.3 million in the second quarter of fiscal 2014, an increase of $23.8 million, or 7.3 percent, from restaurant expenses of $325.5 million in the second quarter of fiscal 2013. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2014 primarily as a result of higher repairs and maintenance expenses and higher workers' compensation expenses partially offset by lower new restaurant pre-opening costs.
Selling, general and administrative expenses were $221.1 million in the second quarter of fiscal 2014, an increase of $5.0 million, or 2.3 percent, from selling, general and administrative expenses of $216.1 million in the second quarter of fiscal 2013. As a percent of sales, selling, general and administrative expenses decreased for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 driven by acquisition and integration costs associated with the Yard House acquisition expensed in the prior year, sales leverage and lower media costs partially offset by employee termination benefits and other costs associated with the workforce reduction announced in September 2013, unfavorable market-driven changes in fair value related to our non-qualified deferred compensation plans and consulting fees.
Depreciation and amortization expense was $107.7 million in the second quarter of fiscal 2014, an increase of $8.5 million, or 8.6 percent, from depreciation and amortization expense of $99.2 million in the second quarter of fiscal 2013. As a percent of sales, depreciation and amortization expense increased for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.

Net interest expense was $32.9 million in the second quarter of fiscal 2014, and in the second quarter of fiscal 2013. As a percent of sales, net interest expense for the second quarter of fiscal 2014 decreased compared to the second quarter of fiscal 2013 primarily due to lower average long-term debt balances.
Six Months Ended November 24, 2013 Compared to Six Months Ended November 25, 2012
Total costs and expenses were $4.10 billion and $3.81 billion for the six months ended November 24, 2013 and November 25, 2012, respectively. As a percent of sales, total costs and expenses increased from 95.3 percent for the first six months of fiscal 2013 to 97.5 percent for the first six months of fiscal 2014.
Food and beverage costs were $1.30 billion for the first six months of fiscal 2014, an increase of $75.5 million, or 6.2 percent, from food and beverage costs of $1.23 billion for the first six months of fiscal 2013. As a percent of sales, food and beverage costs increased for the first six months of fiscal 2014 compared to the first six months of fiscal 2013, primarily as a result of higher seafood, beef and commodity costs partially offset by pricing. Restaurant labor costs were $1.37 billion for the first six months of fiscal 2014, an increase of $104.4 million, or 8.3 percent, from restaurant labor costs of $1.26 billion for the first six months of fiscal 2013. Restaurant labor costs as a percent of sales increased for the first six months of fiscal 2014 compared to the first six months of fiscal 2013, primarily as a result of wage-rate inflation, decreased labor efficiency and lost sales leverage. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $702.7 million for the first six months of fiscal 2014, an increase of $73.0 million, or 11.6 percent, from restaurant expenses of $629.7 million for the first six months of fiscal 2013. As a percent of sales, restaurant expenses increased for the first six months of fiscal 2014 primarily as a result of higher repairs and maintenance expenses, higher workers' compensation expenses, lost sales leverage and Yard House's higher restaurant expenses as a percentage of sales compared to our consolidated average prior to the acquisition partially offset by lower new restaurant pre-opening costs.
Selling, general and administrative expenses were $451.2 million for the first six months of fiscal 2014, an increase of $17.0 million, or 3.9 percent, from selling, general and administrative expenses of $434.2 million for the first six months of fiscal 2013. As a percent of sales, selling, general and administrative expenses decreased for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 driven by sales leverage and acquisition and integration costs associated with the Yard House acquisition expensed in the prior year partially offset by employee termination benefits and other costs associated with the workforce reduction announced in September 2013 and higher salary expense.
Depreciation and amortization expense was $213.4 million for the first six months of fiscal 2014, an increase of $21.6 million, or 11.3 percent, from depreciation and amortization expense of $191.8 million for the first six months of fiscal 2013. As a percent of sales, depreciation and amortization expense increased for the first six months of fiscal 2014 compared to the first six months of fiscal 2013, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $65.6 million for the first six months of fiscal 2014, an increase of $4.8 million, or 7.9 percent, from net interest expense of $60.8 million for the first six months of fiscal 2013. As a percent of sales, net interest expense for the first six months of fiscal 2014 increased compared to the first six months of fiscal 2013 primarily due to higher average long-term debt balances.
INCOME TAXES
The effective income tax rate for the quarter and six months ended November 24, 2013 was (9.4) percent and 15.6 percent, respectively, compared to an effective income tax rate of 21.8 percent and 23.6 percent for the quarter and six months ended November 25, 2012, respectively. The decrease in the effective income tax rate for the quarter and six months ended November 24, 2013 as compared to the quarter and six months ended November 25, 2012 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes in addition to favorable resolution of prior year tax matters expensed in prior years.
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
We currently manage our business and financial ratios to maintain an investment grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB-” (Standard & Poor’s) and “BBB-” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-3” (Standard & Poor’s) and “F-3” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 24, 2013, we were in compliance with all covenants under the Revolving Credit Agreement.
On October 24, 2013, we entered into an amendment (First Amendment) to the Revolving Credit Agreement, which extends the maturity date from October 3, 2016 to October 24, 2018, and gives us the option to request a further extension of the maturity date for up to two additional one-year periods. Additionally, interest rates on borrowings and fees under the Revolving Credit Agreement are determined by reference to a ratings-based pricing grid, which was amended by the First Amendment.
The Revolving Credit Agreement proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.300 percent for LIBOR loans and 0.300 percent for base rate loans.
As of November 24, 2013, we had no outstanding balances under the Revolving Credit Agreement. As of November 24, 2013, $324.2 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of November 24, 2013, we had $425.8 million of credit available under the Revolving Credit Agreement.
As of November 24, 2013, our long-term debt consisted principally of:

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
The interest rates on our $500.0 million senior notes due in October 2017 and $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 24, 2013, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 8 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
A summary of our contractual obligations and commercial commitments as of November 24, 2013 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$324.2	$324.2	$—	$—	$—
Long-term debt (1)	3,758.3	134.2	365.7	940.8	2,317.6
Operating leases	1,215.4	197.4	357.9	281.7	378.4
Purchase obligations (2)	752.8	704.1	37.5	11.2	—
Capital lease obligations (3)	88.4	5.5	11.4	11.9	59.6
Benefit obligations (4)	494.8	36.1	79.9	91.3	287.5
Unrecognized income tax benefits(5)	16.2	3.4	6.9	5.9	—
Total contractual obligations	$6,650.1	$1,404.9	$859.3	$1,342.8	$3,043.1
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$133.0	$133.0	$—	$—	$—
Guarantees (7)	3.7	1.1	1.6	0.7	0.3
Total commercial commitments	$136.7	$134.1	$1.6	$0.7	$0.3

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.2 percent. Excludes issuance discount of $5.5 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $33.1 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2024.

(5)	Includes interest on unrecognized income tax benefits of $1.4 million, $0.7 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $113.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.5 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $19.0 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. During the quarter and six months ended November 24, 2013, we repurchased 1.6 thousand and 9.3 thousand shares of our common stock compared to 1.8 thousand and 1.0 million shares of our common stock during the quarter and six months ended November 25, 2012. As of November 24, 2013, we have repurchased a total of 171.9 million shares of our common stock. The repurchased common stock is reflected as a reduction of stockholders’ equity.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

Net cash flows provided by operating activities of continuing operations increased to $303.1 million for the first six months of fiscal 2014, from $267.6 million for the first six months of fiscal 2013. The increase was primarily due to an increase in accounts payable due to the timing of payments partially offset by lower net earnings.
Net cash flows used in investing activities of continuing operations decreased to $353.3 million for the first six months of fiscal 2014, from $949.4 million for the first six months of fiscal 2013, and included capital expenditures of $344.0 million for the first six months of fiscal 2014 compared to $355.2 million for the first six months of fiscal 2013. Capital expenditures for the first six months of fiscal 2014 were lower primarily due to a decrease in new restaurant construction and remodel activity during fiscal 2014. For the first six months of fiscal 2013, cash flows used in investing activities also included $578.4 million for the acquisition of Yard House USA, Inc.
Net cash flows provided by financing activities of continuing operations were $46.7 million for the first six months of fiscal 2014, compared to $670.2 million for the first six months of fiscal 2013. Net cash flows provided by financing activities for the first six months of fiscal 2014 included net proceeds from the issuance of short-term debt of $159.7 million as compared to net proceeds of $113.4 million in the first six months of fiscal 2013. For the first six months of fiscal 2013, cash flows provided by financing activities also included proceeds from issuance of $750.0 million of senior notes and funding from a $300.0 million term loan. Repurchases of common stock were $0.5 million during the first six months of fiscal 2014, a decrease from repurchases of $52.3 million during the first six months of fiscal 2013. Net cash flows used in financing activities also included $143.3 million in dividends paid for the first six months of fiscal 2014, compared to $128.5 million in dividends paid for the first six months of fiscal 2013. In June 2013, our Board of Directors approved an increase in the quarterly dividend to $0.55 per share, which indicates an annual dividend of $2.20 per share in fiscal 2014. In fiscal 2013, we paid quarterly dividends of $0.50 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2013 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 24, 2013, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $740.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $834.3 million as of November 24, 2013, compared to $764.9 million as of May 26, 2013. The increase was primarily due to higher inventory levels related to the timing of inventory purchases.
Our current liabilities totaled $1.65 billion as of November 24, 2013, compared to $1.42 billion as of May 26, 2013. The increase was primarily due to an increase in accounts payable due to the timing of payments and an increase in short-term debt due to cash needs for inventory purchases and capital expenditures.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, projections for U.S. same-restaurant sales, total sales, diluted net earnings per share, and capital expenditures in fiscal 2014, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 26, 2013, and Part II, Item 1A of this report, which are summarized as follows:

•
Our ability to achieve the strategic plan to enhance shareholder value, including the separation of Red Lobster, and the high costs in connection with a spin-off which may not be recouped if the spin-off is not consummated;

•	Our ability to respond to actions by activist shareholders, which can be costly and time-consuming, disrupt our operations and divert the attention of our management;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 24, 2013, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $47.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $173.7 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2014 averaged $2.54 billion, with a high of $2.66 billion and a low of $2.46 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 24, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 24, 2013.
During the fiscal quarter ended November 24, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
The following risk factors supplement the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 26, 2013.
Unsuccessful implementation of our strategic plan could materially and adversely affect our financial condition and results of operations.
Our strategic plan to enhance shareholder value, including the separation of Red Lobster, may not be realized fully or may take longer to realize than expected. In addition, there are certain risks and uncertainties relating to a spin-off transaction, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, the tax-free nature of the proposed spin-off, the high costs in connection with the spin-off which we would not be able to recoup if the spin-off is not consummated, and unanticipated developments that may delay or negatively impact the spin-off. There can be no assurance that we will realize the anticipated benefits of the strategic plan. Any inability to realize the anticipated benefits from the strategic plan could materially and adversely affect our financial condition and results of operations.
Our business could be negatively affected as a result of actions of activist shareholders.
Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 24, 2013. Since commencing repurchases in December 1995, we have repurchased a total of 171.9 million shares through November 24, 2013 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 26, 2013 through September 29, 2013	46	$48.37	46	15,455,813
September 30, 2013 through October 27, 2013	502	$50.48	502	15,455,311
October 28, 2013 through November 24, 2013	1,070	$50.97	1,070	15,454,241
Total	1,618	$50.75	1,618	15,454,241

(1)
All of the shares purchased during the quarter ended November 24, 2013 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	January 2, 2014	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

10.1
First Amendment to Credit Agreement, dated as of October 24, 2013, among Darden Restaurants, Inc. certain parties lender thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 30, 2013).

10.2 *	Agreement, dated November 22, 2013, between Darden Restaurants, Inc. and Andrew H. Madsen (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2013).

10.3 *
Letter Agreement, dated December 18, 2013, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 24, 2013).

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