Form 10-Q
period 2014-02-23
DARDEN RESTAURANTS INC
filed 2014-03-31
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 14, 2014: 131,929,773 (excluding 1,286,019 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Sales	$2,233.1	$2,258.2	$6,441.5	$6,253.0
Costs and expenses:
Cost of sales:
Food and beverage	697.2	695.1	1,999.0	1,921.5
Restaurant labor	702.9	709.0	2,069.8	1,971.5
Restaurant expenses	360.8	348.2	1,063.5	977.8
Total cost of sales, excluding restaurant depreciation and amortization of $103.0, $95.8, $305.6 and $277.2, respectively	$1,760.9	$1,752.3	$5,132.3	$4,870.8
Selling, general and administrative	209.3	199.8	660.5	634.1
Depreciation and amortization	108.5	101.0	321.9	292.8
Interest, net	33.1	31.9	98.7	92.7
Total costs and expenses	$2,111.8	$2,085.0	$6,213.4	$5,890.4
Earnings before income taxes	121.3	173.2	228.1	362.6
Income taxes	11.8	38.7	28.5	83.3
Earnings from continuing operations	$109.5	$134.5	$199.6	$279.3
Earnings (losses) from discontinued operations, net of tax expense (benefit) of $0.1, $(0.2), $0.0 and $(0.4), respectively	0.2	(0.1)	0.1	(0.5)
Net earnings	$109.7	$134.4	$199.7	$278.8
Basic net earnings per share:
Earnings from continuing operations	$0.83	$1.04	$1.53	$2.17
Earnings (losses) from discontinued operations	0.01	—	—	—
Net earnings	$0.84	$1.04	$1.53	$2.17
Diluted net earnings per share:
Earnings from continuing operations	$0.82	$1.02	$1.50	$2.13
Earnings (losses) from discontinued operations	—	—	—	(0.01)
Net earnings	$0.82	$1.02	$1.50	$2.12
Average number of common shares outstanding:
Basic	131.3	129.3	130.7	128.7
Diluted	133.4	131.5	132.9	131.4
Dividends declared per common share	$0.55	$0.50	$1.65	$1.50

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Net earnings	$109.7	$134.4	$199.7	$278.8
Other comprehensive income (loss):
Foreign currency adjustment	(1.7)	(0.6)	(3.6)	0.1
Change in fair value of marketable securities, net of tax benefit of $0.0, $0.0, $0.1 and $0.1, respectively	—	—	(0.1)	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of tax expense (benefit) of $1.3, $1.0, $3.4 and $(1.6), respectively	—	(3.7)	3.7	(8.9)
Amortization of unrecognized net actuarial loss, net of tax expense of $1.0, $1.1, $3.0 and $3.2, respectively	1.6	1.7	4.8	5.2
Other comprehensive income (loss)	$(0.1)	$(2.6)	$4.8	$(3.7)
Total comprehensive income	$109.6	$131.8	$204.5	$275.1
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 23, 2014	May 26, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127.0	$88.2
Receivables, net	69.0	85.4
Inventories	461.0	356.9
Prepaid income taxes	11.7	6.4
Prepaid expenses and other current assets	75.4	83.4
Deferred income taxes	165.1	144.6
Total current assets	$909.2	$764.9
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,257.5 and $3,049.8, respectively	4,512.2	4,391.1
Goodwill	907.6	908.3
Trademarks	574.6	573.8
Other assets	321.2	298.8
Total assets	$7,224.8	$6,936.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$358.3	$296.5
Short-term debt	181.5	164.5
Accrued payroll	149.9	150.5
Accrued income taxes	14.5	16.5
Other accrued taxes	63.8	67.6
Unearned revenues	347.4	270.5
Current portion of long-term debt	15.0	—
Other current liabilities	511.1	450.3
Total current liabilities	$1,641.5	$1,416.4
Long-term debt, less current portion	2,481.0	2,496.2
Deferred income taxes	344.2	356.4
Deferred rent	253.3	230.5
Obligations under capital leases, net of current installments	52.6	52.5
Other liabilities	330.5	325.4
Total liabilities	$5,103.1	$4,877.4
Stockholders’ equity:
Common stock and surplus	$1,280.9	$1,207.6
Retained earnings	982.0	998.9
Treasury stock	(7.8)	(8.1)
Accumulated other comprehensive income (loss)	(128.0)	(132.8)
Unearned compensation	(5.4)	(6.1)
Total stockholders’ equity	$2,121.7	$2,059.5
Total liabilities and stockholders’ equity	$7,224.8	$6,936.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 23, 2014 and February 24, 2013
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 26, 2013	$1,207.6	$998.9	$(8.1)	$(132.8)	$(6.1)	$2,059.5
Net earnings	—	199.7	—	—	—	199.7
Other comprehensive income	—	—	—	4.8	—	4.8
Dividends declared	—	(216.2)	—	—	—	(216.2)
Stock option exercises (1.4 shares)	38.1	—	0.3	—	—	38.4
Stock-based compensation	20.4	—	—	—	—	20.4
ESOP note receivable repayments	—	—	—	—	0.7	0.7
Income tax benefits credited to equity	9.5	—	—	—	—	9.5
Repurchases of common stock (0.0 shares)	(0.1)	(0.4)	—	—	—	(0.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.4	—	—	—	—	5.4
Balance at February 23, 2014	$1,280.9	$982.0	$(7.8)	$(128.0)	$(5.4)	$2,121.7

Balance at May 27, 2012	$2,518.8	$3,172.8	$(3,695.8)	$(146.6)	$(7.2)	$1,842.0
Net earnings	—	278.8	—	—	—	278.8
Other comprehensive income (loss)	—	—	—	(3.7)	—	(3.7)
Dividends declared	0.4	(194.5)	—	—	—	(194.1)
Stock option exercises (1.5 shares)	42.5	—	1.4	—	—	43.9
Stock-based compensation	19.0	—	—	—	—	19.0
ESOP note receivable repayments	—	—	—	—	0.9	0.9
Income tax benefits credited to equity	10.4	—	—	—	—	10.4
Repurchases of common stock (1.0 shares)	—	(0.1)	(52.3)	—	—	(52.4)
Issuance of treasury stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.8	—	0.7	—	—	5.5
Treasury shares retirement (159.3 shares)	(1,411.4)	(2,326.1)	3,737.5	—	—	—
Balance at February 24, 2013	$1,184.5	$930.9	$(8.5)	$(150.3)	$(6.3)	$1,950.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 23, 2014	February 24, 2013
Cash flows—operating activities
Net earnings	$199.7	$278.8
(Earnings) losses from discontinued operations, net of tax benefit	(0.1)	0.5
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	321.9	292.8
Asset impairment charges	1.4	0.8
Amortization of loan costs and losses on interest-rate related derivatives	10.3	9.3
Stock-based compensation expense	39.5	36.0
Change in current assets and liabilities	88.0	46.6
Contributions to pension and postretirement plans	(0.9)	(2.8)
Loss on disposal of land, buildings and equipment	6.9	6.1
Change in cash surrender value of trust-owned life insurance	(10.7)	(11.5)
Deferred income taxes	(29.3)	14.3
Change in deferred rent	23.2	19.5
Change in other assets and liabilities	13.6	(6.7)
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.1
Other, net	3.4	6.2
Net cash provided by operating activities of continuing operations	$667.0	$690.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(468.3)	(518.5)
Proceeds from disposal of land, buildings and equipment	3.2	—
Purchases of marketable securities	(3.0)	(7.6)
Proceeds from sale of marketable securities	8.7	16.4
Cash used in business acquisitions, net of cash acquired	—	(577.4)
Increase in other assets	(21.6)	(31.8)
Net cash used in investing activities of continuing operations	$(481.0)	$(1,118.9)
Cash flows—financing activities
Proceeds from issuance of common stock	43.8	49.4
Income tax benefits credited to equity	9.5	10.4
Dividends paid	(215.7)	(193.2)
Repurchases of common stock	(0.5)	(52.4)
ESOP note receivable repayment	0.7	0.9
Proceeds from issuance of short-term debt	1,832.8	2,184.9
Repayments of short-term debt	(1,815.8)	(2,230.6)
Repayment of long-term debt	—	(350.9)
Proceeds from issuance of long-term debt	—	1,050.0
Payment of debt issuance costs	(1.4)	(7.4)
Principal payments on capital leases	(1.5)	(1.2)
Net cash (used in) provided by financing activities of continuing operations	$(148.1)	$459.9
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(0.3)	(0.3)
Net cash provided by investing activities of discontinued operations	1.2	2.7
Net cash provided by discontinued operations	$0.9	$2.4

Increase in cash and cash equivalents	38.8	33.4
Cash and cash equivalents - beginning of period	88.2	70.5
Cash and cash equivalents - end of period	$127.0	$103.9
Cash flows from changes in current assets and liabilities
Receivables, net	15.7	3.9
Inventories	(104.1)	(25.1)
Prepaid expenses and other current assets	6.9	(8.6)
Accounts payable	86.7	35.5
Accrued payroll	(0.6)	(24.2)
Prepaid/accrued income taxes	(7.3)	12.7
Other accrued taxes	(3.8)	8.5
Unearned revenues	76.9	81.3
Other current liabilities	17.6	(37.4)
Change in current assets and liabilities	$88.0	$46.6
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, Red Lobster®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the quarter ended February 23, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 25, 2014.
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
Red Lobster Separation
On December 19, 2013, we announced a comprehensive plan to enhance shareholder value that will include separating the Red Lobster business. Although a final decision has not been made on the form of the separation, we expect to execute a tax-free spin-off of Red Lobster to our shareholders, but we may also consider a sale of the Red Lobster business. The completion of the spin-off will be subject to certain customary conditions, including final approval by our Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement filed with the SEC. We expect the separation transaction to close in early fiscal 2015.
Note 2.Supplemental Cash Flow Information

	Nine Months Ended
(in millions)	February 23, 2014	February 24, 2013
Interest paid, net of amounts capitalized	$65.9	$61.7
Income taxes paid, net of refunds	63.5	67.5

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Stock Options Granted During the Nine Months Ended
	February 23, 2014	February 24, 2013
Weighted-average fair value	$12.05	$12.22
Dividend yield	4.4%	4.0%
Expected volatility of stock	39.6%	39.7%
Risk-free interest rate	1.9%	0.8%
Expected option life (in years)	6.4	6.5

The following table presents a summary of our stock-based compensation activity for the nine months ended February 23, 2014:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	11.6	0.2	2.2	0.9
Awards granted	1.7	0.1	0.6	0.3
Awards exercised	(1.4)	(0.1)	(0.4)	(0.2)
Awards forfeited	(0.3)	—	(0.2)	(0.2)
Outstanding end of period	11.6	0.2	2.2	0.8
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Stock options (1)	$4.0	$4.7	$16.5	$14.2
Restricted stock/restricted stock units	(0.1)	0.7	0.8	2.1
Darden stock units	3.6	1.7	14.6	12.2
Performance stock units	0.2	(0.4)	4.5	4.8
Employee stock purchase plan	0.5	0.5	1.4	1.4
Director compensation program/other	—	0.1	1.7	1.3
Total stock-based compensation expense	$8.2	$7.3	$39.5	$36.0

(1)	The increase for the nine months ended February 23, 2014 is primarily attributable to the workforce reduction efforts further discussed in Note 11.
Note 4.Income Taxes
The effective income tax rate for the quarter and nine months ended February 23, 2014 was 9.7 percent and 12.5 percent, respectively, compared to an effective income tax rate of 22.3 percent and 23.0 percent for the quarter and nine months ended February 24, 2013, respectively. The decrease in the effective income tax rate for the quarter and nine months ended February 23, 2014 as compared to the quarter and nine months ended February 24, 2013 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes and a favorable adjustment related to the deduction for employee stock ownership plan dividends for the current and prior years.

Included in our remaining balance of unrecognized tax benefits is $23.9 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Anti-dilutive stock options and restricted stock	4.5	3.1	4.1	2.7

Note 6.Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 23, 2014 and February 24, 2013 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)
Gain (loss)	(1.7)	—	(1.1)	—	(2.8)
Reclassification realized in net earnings	—	—	1.1	1.6	2.7
Balance at February 23, 2014	$(5.4)	$0.1	$(50.1)	$(72.6)	$(128.0)

Balances at November 25, 2012	$(0.9)	$0.3	$(54.9)	$(92.2)	$(147.7)
Gain (loss)	(0.6)	—	(5.2)	—	(5.8)
Reclassification realized in net earnings	—	—	1.5	1.7	3.2
Balance at February 24, 2013	$(1.5)	$0.3	$(58.6)	$(90.5)	$(150.3)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 23, 2014 and February 24, 2013 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 26, 2013	$(1.8)	$0.2	$(53.8)	$(77.4)	$(132.8)
Gain (loss)	(3.6)	(0.1)	(1.6)	—	(5.3)
Reclassification realized in net earnings	—	—	5.3	4.8	10.1
Balance at February 23, 2014	$(5.4)	$0.1	$(50.1)	$(72.6)	$(128.0)

Balances at May 27, 2012	$(1.6)	$0.4	$(49.7)	$(95.7)	$(146.6)
Gain (loss)	0.1	(0.1)	(12.1)	—	(12.1)
Reclassification realized in net earnings	—	—	3.2	5.2	8.4
Balance at February 24, 2013	$(1.5)	$0.3	$(58.6)	$(90.5)	$(150.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Derivatives
Commodity contracts	(1)	$0.6	$0.2	(0.1)	0.1
Equity contracts	(2)	—	—	(0.7)	0.2
Interest rate contracts	Interest, net	(2.6)	(2.6)	(7.8)	(5.7)
Foreign currency contracts	(2)	0.2	(0.1)	0.5	(0.1)
	Total before tax	$(1.8)	$(2.5)	$(8.1)	$(5.5)
	Tax benefit	0.7	1.0	2.8	2.3
	Net of tax	$(1.1)	$(1.5)	$(5.3)	$(3.2)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(2.2)	$(2.2)	$(6.8)	$(6.6)
Recognized net actuarial loss - other plans	(4)	(0.4)	(0.6)	(1.0)	(1.8)
	Total before tax	$(2.6)	$(2.8)	$(7.8)	$(8.4)
	Tax benefit	1.0	1.1	3.0	3.2
	Net of tax	$(1.6)	$(1.7)	$(4.8)	$(5.2)

(1)	Primarily included in cost of sales. See Note 8 for additional details.

(2)	Primarily included in cost of sales and selling, general and administrative expenses. See Note 8 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and selling, general and administrative expenses. See Note 7 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of selling, general and administrative expenses.
Note 7.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Service cost	$1.1	$1.2	$3.3	$3.6
Interest cost	2.6	2.5	7.7	7.5
Expected return on plan assets	(4.3)	(4.9)	(12.9)	(14.6)
Recognized net actuarial loss	2.2	2.2	6.8	6.6
Net periodic benefit cost	$1.6	$1.0	$4.9	$3.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.4	0.3	1.0	0.9
Net periodic benefit cost	$0.6	$0.5	$1.6	$1.5
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 23, 2014, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The notional values of our derivative contracts are as follows:

	Notional Values
(in millions)	February 23, 2014	May 26, 2013
Derivative contracts designated as hedging instruments
Commodities	$4.7	$18.2
Foreign currency	5.8	20.3
Interest rate swaps	200.0	100.0
Equity forwards	23.5	24.9
Derivative contracts not designated as hedging instruments
Equity forwards	$42.3	$49.1
Commodities	0.3	0.6
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
We are currently party to interest-rate swap agreements with $200.0 million of notional value to limit the risk of changes in fair value of a portion of the $400.0 million 4.500 percent senior notes due October 2021 and a portion of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended February 23, 2014 and February 24, 2013, $0.5 million and $0.4 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the nine months ended February 23, 2014 and February 24, 2013, $1.6 million and $2.5 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 23, 2014, we were party to equity forward contracts that were indexed to 1.2 million shares of our common stock, at varying forward rates between $31.19 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our derivative contracts are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		February 23, 2014	May 26, 2013	February 23, 2014	May 26, 2013
Derivative contracts designated as hedging instruments
Commodity contracts	(1)	$0.8	$0.1	$—	$(0.3)
Equity forwards	(1)	1.0	—	—	(0.6)
Interest rate related	(1)	1.3	1.9	—	—
Foreign currency forwards	(1)	0.6	0.6	—	—
		$3.7	$2.6	$—	$(0.9)
Derivative contracts not designated as hedging instruments
Commodity contracts	(1)	$0.1	$—	$—	$—
Equity forwards	(1)	2.1	—	—	(1.3)
		$2.2	$—	$—	$(1.3)
Total derivative contracts		$5.9	$2.6	$—	$(2.2)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	February 23, 2014	February 24, 2013		February 23, 2014	February 24, 2013		February 23, 2014	February 24, 2013
Commodity	$1.2	$—	(2)	$0.6	$0.2	(2)	$—	$—
Equity	(2.1)	(5.3)	(3)	—	—	(3)	0.4	0.4
Interest rate	—	—	Interest, net	(2.6)	(2.6)	Interest, net	—	—
Foreign currency	0.4	0.1	(4)	0.2	(0.1)	(4)	—	—
	$(0.5)	$(5.2)		$(1.8)	$(2.5)		$0.4	$0.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 23, 2014	February 24, 2013		February 23, 2014	February 24, 2013		February 23, 2014	February 24, 2013
Commodity	$0.9	$1.0	(2)	$(0.1)	$0.1	(2)	$—	$—
Equity	(2.5)	(6.1)	(3)	(0.7)	0.2	(3)	1.0	0.9
Interest rate	—	(10.1)	Interest, net	(7.8)	(5.7)	Interest, net	—	—
Foreign currency	0.6	(0.6)	(4)	0.5	(0.1)	(4)	—	—
	$(1.0)	$(15.8)		$(8.1)	$(5.5)		$1.0	$0.9

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

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	February 23, 2014	February 24, 2013			February 23, 2014	February 24, 2013
Interest rate	$0.7	$(1.2)	Interest, net	Fixed-rate debt	$(0.7)	$1.2	Interest, net

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 23, 2014	February 24, 2013			February 23, 2014	February 24, 2013
Interest rate	$(0.7)	$—	Interest, net	Fixed-rate debt	$0.7	$—	Interest, net

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
(in millions)
Commodity contracts	Cost of Sales (1)	$0.5	$0.1	$0.1	$(0.1)
Equity forwards	Cost of Sales (2)	(0.6)	(1.8)	(0.3)	(0.7)
Equity forwards	Selling, General and Administrative	(1.6)	(5.9)	(0.6)	(4.6)
		$(1.7)	$(7.6)	$(0.8)	$(5.4)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 23, 2014, we expect to reclassify $8.4 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the timing of our forecasted commodity purchases and maturity of equity forward and interest rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 9. Fair Value Measurements
The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected on our consolidated balance sheets as of February 23, 2014 and May 26, 2013:

Items Measured at Fair Value at February 23, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$9.6	$—	$9.6	$—
U.S. Treasury securities	(2)	6.2	6.2	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Commodities futures, swaps & options	(3)	0.9	—	0.8	0.1
Equity forwards	(4)	3.1	—	3.1	—
Interest rate swaps	(5)	1.3	—	1.3	—
Foreign currency forwards	(6)	0.6	—	0.6	—
Total		$24.3	$6.2	$18.0	$0.1

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

(4)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(5)	The fair value of our interest rate lock and swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.

(6)	The fair value of our foreign currency forward contracts is based on closing forward exchange market prices, inclusive of the risk of nonperformance.

The following table presents the changes in Level 3 financial instruments at February 23, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Derivatives: Commodities, Futures, Swaps & Options
Balances at May 26, 2013	$—
Amount of gain (loss) recognized in earnings (1)	0.1
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	—
Balance at February 23, 2014	$0.1

(1)	The location of the loss recognized in earnings is restaurant expenses, which is a component of cost of sales.
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of February 23, 2014, was $2.50 billion. The carrying value and fair value of long-term debt as of May 26, 2013, was $2.50 billion and $2.70 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of February 23, 2014 and May 26, 2013 were not material.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 23, 2014 and May 26, 2013, we had $113.5 million and $107.0 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 23, 2014 and May 26, 2013, we had $20.5 million and $20.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 23, 2014 and May 26, 2013, we had $3.4 million and $4.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our pre-tax cost of capital as of February 23, 2014 and May 26, 2013, amounted to $2.7 million and $3.4 million, respectively. We did not accrue for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be less than probable. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2021.
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
In September 2012, a collective action under the Fair Labor Standards Act was filed in the United States District Court for the Southern District of Florida, Alequin v. Darden Restaurants, Inc., in which named plaintiffs claim that the Company required or allowed certain employees at Olive Garden, Red Lobster, LongHorn Steakhouse, Bahama Breeze and Seasons 52  to work off the clock and required them to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay.  The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees.  In July 2013, the United States District Court for the Southern District of Florida conditionally certified a nationwide class of servers and bartenders who worked in the aforementioned restaurants at any point from September 6, 2009 through September 6, 2012.  Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out” following the issuance of a notice.  Out of the approximately 217,000 opt-in notices distributed, 20,225 were returned. The Company will have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits.  We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims and strong defenses supporting de-certification.  An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
In November, 2011, a lawsuit entitled ChHab v. Darden Restaurants, Inc. was filed in the United States District Court for the Southern District of New York alleging a collective action under the Fair Labor Standards Act and a class action under the applicable New York state wage and hour statutes. The named plaintiffs claim that the Company required or allowed certain employees at The Capital Grille to work off the clock, share tips with individuals who polished silverware to assist the plaintiffs, and required the plaintiffs to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay. The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. In September 2013, the United States District Court for the Southern District of New York conditionally certified a nationwide class for the Fair Labor Standards Act claims only of tipped employees who worked in the aforementioned restaurants at any point from November 17, 2008 through September 19, 2013. Potential class members are required to “opt in” rather than “opt out” following the issuance of a notice. Out of the approximately 3,200 opt-in notices distributed, 541 were returned. As with the Alequin matter, the Company will have an opportunity to seek to have the class de-certified and/or seek to have the case dismissed on its merits. We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Workforce Reduction Costs
During the second quarter of fiscal 2014, we performed a comprehensive review of operations resulting in decisions to reduce operating support costs through a combination of workforce reductions and program spending cuts (September 2013 Plan). During the third quarter of fiscal 2014, in connection with our decision to reduce unit growth, we incurred further workforce reductions (January 2014 Plan). In accordance with these actions, we incurred employee termination benefits and other costs which are included in selling, general and administrative expenses in our consolidated statements of earnings as follows:

	Fiscal Periods Ending February 23, 2014
(in millions)	Three Months Ended (3)	Nine Months Ended

Employee termination benefits (1)	$0.3	$11.2
Other (2)	(0.1)	0.7
Total	$0.2	$11.9

(1)	Includes salary and stock-based compensation expense.

(2)	Includes postemployment medical, outplacement and relocation costs.

(3)	Reflects expense for the January 2014 Plan and subsequent adjustments to the September 2013 Plan based on updated information.
The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities in our consolidated balance sheet as of February 23, 2014:

(in millions)	September 2013 Plan	January 2014 Plan	Payments	Adjustments	Balance at February 23, 2014

Employee termination benefits (1)	$7.7	$0.7	$(3.5)	$(0.4)	$4.5
Other	0.8	0.1	(0.3)	(0.2)	0.4
Total	$8.5	$0.8	$(3.8)	$(0.6)	$4.9

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
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
Note 13. Subsequent Events
On March 19, 2014, the Board of Directors declared a cash dividend of $0.55 per share to be paid May 1, 2014 to all shareholders of record as of the close of business on April 10, 2014.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 23, 2014 and February 24, 2013.

	Three Months Ended		Nine Months Ended
	February 23, 2014	February 24, 2013	February 23, 2014	February 24, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.2	30.8	31.0	30.7
Restaurant labor	31.5	31.4	32.1	31.5
Restaurant expenses	16.2	15.4	16.6	15.7
Total cost of sales, excluding restaurant depreciation and amortization of 4.6%, 4.2%, 4.7% and 4.4%	78.9%	77.6%	79.7%	77.9%
Selling, general and administrative	9.3	8.8	10.3	10.1
Depreciation and amortization	4.9	4.5	5.0	4.7
Interest, net	1.5	1.4	1.5	1.5
Total costs and expenses	94.6%	92.3%	96.5%	94.2%
Earnings before income taxes	5.4	7.7	3.5	5.8
Income taxes	0.5	1.7	0.4	1.3
Earnings from continuing operations	4.9	6.0	3.1	4.5
Earnings (losses) from discontinued operations	—	—	—	—
Net earnings	4.9%	6.0%	3.1%	4.5%
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2014, compared with the number open at the end of fiscal 2013 and the end of the third quarter of fiscal 2013.

	February 23, 2014	May 26, 2013	February 24, 2013
Red Lobster – USA	679	678	678
Red Lobster – Canada	27	27	27
Total	706	705	705
Olive Garden – USA	830	822	812
Olive Garden – Canada	6	6	6
Total	836	828	818
LongHorn Steakhouse	453	430	416
The Capital Grille	53	49	48
Bahama Breeze	37	33	33
Seasons 52	38	31	28
Eddie V's	13	12	11
Yard House	48	44	43
Other (1)	6	6	5
Total	2,190	2,138	2,107

(1)	Represents synergy restaurants that combine two existing brands in one building.

OVERVIEW OF OPERATIONS
Financial Highlights
Our sales from continuing operations were $2.23 billion and $6.44 billion for the third quarter and first nine months of fiscal 2014, compared to $2.26 billion and $6.25 billion for the third quarter and first nine months of fiscal 2013. The decrease of 1.1 percent in sales for the third quarter of fiscal 2014 was primarily driven by a blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse of 5.6 percent partially offset by revenue from the addition of 83 net new company-owned restaurants since the third quarter of fiscal 2013. Our blended U.S. same-restaurant sales for the third quarter of fiscal 2014 were negatively impacted by approximately 160 basis points due to the more severe winter weather and by approximately 100 basis points due to a shift in the timing of the Thanksgiving holiday week. The increase of 3.0 percent in sales for the first nine months of fiscal 2014 was driven primarily by revenue from the 83 net new company-owned restaurants mentioned above partially offset by a blended U.S. same-restaurant sales decrease for Olive Garden, Red Lobster and LongHorn Steakhouse of 3.4 percent. Our blended U.S. same-restaurant sales for the first nine months of fiscal 2014 were negatively impacted by approximately 50 basis points due to the impact of weather.
For the third quarter of fiscal 2014, our net earnings from continuing operations were $109.5 million compared to $134.5 million for the third quarter of fiscal 2013, an 18.6 percent decrease, and our diluted net earnings per share from continuing operations were $0.82 for the third quarter of fiscal 2014 compared to $1.02 for the third quarter of fiscal 2013, a 19.6 percent decrease. Our diluted net earnings per share from continuing operations for the third quarter of fiscal 2014 were adversely impacted by approximately $0.07 due to lower sales and higher direct costs associated with more severe winter weather compared to the third quarter of fiscal 2013 and by approximately $0.06 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013, and positively impacted by approximately $0.06 due to a favorable tax adjustment related to the deduction for current and prior-year employee stock ownership plan (ESOP) dividends.
For the first nine months of fiscal 2014, our net earnings from continuing operations were $199.6 million compared to $279.3 million for the first nine months of fiscal 2013, a 28.5 percent decrease, and our diluted net earnings per share from continuing operations were $1.50 for the first nine months of fiscal 2014 compared to $2.13 for the first nine months of fiscal 2013, a 29.6 percent decrease. Our diluted net earnings per share from continuing operations for the first nine months of fiscal 2014 were adversely impacted by approximately $0.05 due to lower sales and higher direct costs associated with more severe weather compared to the first nine months of fiscal 2013 and by approximately $0.09 due to costs related to implementation of the strategic action plan mentioned above, and positively impacted by approximately $0.06 due to a favorable tax adjustment related to the deduction for current and prior-year ESOP dividends.
Outlook
We anticipate U.S. same-restaurant sales in fiscal 2014 will be 5.5 percent to 6.5 percent below fiscal 2013 for Red Lobster, 2.5 percent to 3.5 percent below fiscal 2013 for Olive Garden and 2.0 percent to 3.0 percent above fiscal 2013 for LongHorn Steakhouse. Including the impact from operations of Yard House for a full fiscal year, we expect fiscal 2014 total sales to increase between 2.5 percent and 3.5 percent. We expect food and beverage expenses to be higher as a percent of sales based on our expectations of food cost inflation. We believe restaurant labor expenses and restaurant expenses will be higher as a percent of sales due to lost sales leverage and depreciation expense will be higher as a percent of sales due to lost sales leverage and an increase in depreciable assets due to remodel activity. We expect selling, general and administrative expenses to be relatively flat as a percent of sales. During the second quarter of fiscal 2014, a comprehensive review of operations resulted in decisions to reduce operating support costs through a combination of workforce reductions and program spending cuts which will primarily impact our selling, general and administrative expenses. We expect these actions to reduce expenses in fiscal 2014 by approximately $17.0 million (net of approximately $11.9 million of employee termination benefits and other costs incurred during the second and third quarters of fiscal 2014), and, beginning in fiscal 2015, by approximately $60.0 million annually. We expect diluted net earnings per share from continuing operations for fiscal 2014 to be below fiscal 2013 by 15.0 percent to 20.0 percent, excluding expected costs in the third and fourth quarters of fiscal 2014 associated with the separation of the Red Lobster business described below.
On December 19, 2013, we announced a comprehensive plan to enhance shareholder value that will include separating the Red Lobster business. The plan is based on a comprehensive review of strategic alternatives that considered the best use of our brands and related assets. The separation will allow the management teams of each company to focus their exclusive attention on addressing the challenges resulting from changes in the full-service dining industry, as well as the overall economic environment. Specifically, the Red Lobster management team will be able to more aggressively and effectively pursue value-creating initiatives that may not have previously been feasible as a part of Darden. Although a final decision has not been made on the form of the separation, we expect to execute a tax-free spin-off of Red Lobster to our shareholders, but we may also consider a sale of the Red Lobster business. The completion of the spin-off will be subject to certain customary conditions, including final approval by our Board of Directors, confirmation of the tax-free nature of the transaction, and the effectiveness of a registration statement filed with the Securities and Exchange Commission. We expect the separation transaction to close in early fiscal 2015.
SALES
Olive Garden’s sales of $929.5 million and $2.72 billion for the third quarter and first nine months of fiscal 2014 were 3.4 percent and 0.6 percent below last year’s third fiscal quarter and first nine months, respectively, driven by U.S. same-restaurant sales decreases of 5.4 percent and 3.4 percent, for the third quarter and first nine months of fiscal 2014, respectively, partially offset by revenue from 18 net new restaurants. The decrease in U.S. same-restaurant sales for the third fiscal quarter resulted from a 7.8 percent decrease in same-restaurant guest counts partially offset by a 2.4 percent increase in average check. The decrease in U.S. same-restaurant sales for the first nine months resulted from a 4.3 percent decrease in same-restaurant guest counts partially offset by a 0.9 percent increase in average check.
Red Lobster’s sales of $611.1 million and $1.80 billion for the third quarter and first nine months of fiscal 2014 were 8.7 percent and 6.4 percent below last fiscal year’s third quarter and first nine months, respectively, primarily driven by U.S. same-restaurant sales decreases of 8.8 percent and 6.2 percent for the third quarter and first nine months of fiscal 2014, respectively. The decrease in U.S. same-restaurant sales for the third fiscal quarter resulted from a 14.3 percent decrease in same-restaurant guest counts partially offset by a 5.5 percent increase in average check. The decrease in U.S. same-restaurant sales for the first nine months resulted from a 9.2 percent decrease in same-restaurant guest counts partially offset by a 3.0 percent increase in average check.
LongHorn Steakhouse’s sales of $362.6 million and $1.01 billion for the third quarter and first nine months of fiscal 2014 were 9.1 percent and 13.0 percent above last fiscal year’s third quarter and first nine months, respectively, driven by revenue from 37 net new restaurants combined with same-restaurant sales increases of 0.3 percent and 2.8 percent for the third quarter and first nine months of fiscal 2014, respectively. The increase in same-restaurant sales for the third fiscal quarter resulted from a 2.1 percent increase in average check partially offset by a 1.8 percent decrease in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months resulted from a 0.6 percent increase in same-restaurant guest counts combined with a 2.2 percent increase in average check.
In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $320.4 million and $892.9 million for the third quarter and first nine months of fiscal 2014, respectively, which were 11.6 percent and 29.2 percent above last fiscal year’s third quarter and first nine months, respectively. Since the third quarter of fiscal 2013, Seasons 52 added 10 new restaurants, Yard House added 5 new restaurants, The Capital Grille added 5 new restaurants Bahama Breeze added 4 new restaurants, and Eddie V's added 2 new restaurants. For the third quarter of fiscal 2014, sales growth also reflected same-restaurant sales increases of 0.1 percent at The Capital Grille and 0.8 percent at Bahama Breeze, partially offset by decreases of 2.9 percent at Eddie V's, 4.4 percent at Seasons 52 and 0.1 percent at Yard House. For the first nine months of fiscal 2014, the sales increase was primarily driven by incremental sales from the 40 Yard House restaurants acquired on August 29, 2012. Sales growth for the first nine months of fiscal 2014 also reflected, same-restaurant sales increases of 3.1 percent at The Capital Grille, 3.7 percent at Bahama Breeze and 1.4 percent at Eddie V's, partially offset by decreases of 2.5 percent at Seasons 52 and 0.1 percent at Yard House.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended February 23, 2014 Compared to Quarter Ended February 24, 2013
Total costs and expenses were $2.11 billion and $2.09 billion for the quarters ended February 23, 2014 and February 24, 2013, respectively. As a percent of sales, total costs and expenses increased from 92.3 percent in the third quarter of fiscal 2013 to 94.6 percent in the third quarter of fiscal 2014.
Food and beverage costs were $697.2 million in the third quarter of fiscal 2014, an increase of $2.1 million, or 0.3 percent, from food and beverage costs of $695.1 million in the third quarter of fiscal 2013. As a percent of sales, food and beverage costs increased for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, as a result of food cost inflation, primarily seafood, and increased costs for promotional items, partially offset by pricing and favorable menu mix. Restaurant labor costs were $702.9 million in the third quarter of fiscal 2014, a decrease of $6.1 million, or 0.9 percent, from restaurant labor costs of $709.0 million in the third quarter of fiscal 2013. Restaurant labor costs as a percent of sales increased for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, primarily as a result of wage-rate inflation and lost sales leverage partially offset by lower employee insurance claims costs and lower unemployment taxes. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $360.8 million in the third quarter of fiscal 2014, an increase of $12.6 million, or 3.6 percent, from restaurant expenses of $348.2 million in the third quarter of fiscal 2013. As a percent of sales, restaurant expenses increased in the third quarter of fiscal 2014 primarily as a result of lost sales leverage.
Selling, general and administrative expenses were $209.3 million in the third quarter of fiscal 2014, an increase of $9.5 million, or 4.8 percent, from selling, general and administrative expenses of $199.8 million in the third quarter of fiscal 2013. As a percent of sales, selling, general and administrative expenses increased for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 primarily as a result of legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and higher performance-based pay expense as compared to abnormally low levels in fiscal 2013 partially offset by lower media costs and support cost savings associated with the workforce reduction announced in September 2013.
Depreciation and amortization expense was $108.5 million in the third quarter of fiscal 2014, an increase of $7.5 million, or 7.4 percent, from depreciation and amortization expense of $101.0 million in the third quarter of fiscal 2013. As a percent of sales, depreciation and amortization expense increased for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, primarily due to an increase in depreciable assets related to new restaurants and remodel activities and lost sales leverage.
Net interest expense was $33.1 million in the third quarter of fiscal 2014, an increase of $1.2 million, or 3.8 percent, from net interest expense of $31.9 million in the third quarter of fiscal 2013. As a percent of sales, net interest expense for the third quarter of fiscal 2014 increased compared to the third quarter of fiscal 2013 primarily due to higher average long-term debt balances and lost sales leverage.
Nine Months Ended February 23, 2014 Compared to Nine Months Ended February 24, 2013
Total costs and expenses were $6.21 billion and $5.89 billion for the nine months ended February 23, 2014 and February 24, 2013, respectively. As a percent of sales, total costs and expenses increased from 94.2 percent for the first nine months of fiscal 2013 to 96.5 percent for the first nine months of fiscal 2014.
Food and beverage costs were $2.00 billion for the first nine months of fiscal 2014, an increase of $77.5 million, or 4.0 percent, from food and beverage costs of $1.92 billion for the first nine months of fiscal 2013. As a percent of sales, food and beverage costs increased for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, as a result of food cost inflation, primarily seafood, partially offset by pricing. Restaurant labor costs were $2.07 billion for the first nine months of fiscal 2014, an increase of $98.3 million, or 5.0 percent, from restaurant labor costs of $1.97 billion for the first nine months of fiscal 2013. Restaurant labor costs as a percent of sales increased for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, primarily as a result of wage-rate inflation, decreased labor efficiency and lost sales leverage. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $1.06 billion for the first nine months of fiscal 2014, an increase of $85.7 million, or 8.8 percent, from restaurant expenses of $977.8 million for the first nine months of fiscal 2013. As a percent of sales, restaurant expenses increased for the first nine months of fiscal 2014 primarily as a result of lost sales leverage, higher repairs and maintenance expenses and higher workers' compensation expenses.
Selling, general and administrative expenses were $660.5 million for the first nine months of fiscal 2014, an increase of $26.4 million, or 4.2 percent, from selling, general and administrative expenses of $634.1 million for the first nine months of fiscal 2013. As a percent of sales, selling, general and administrative expenses increased for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 primarily as a result of the costs related to implementation of the strategic action plan mentioned above and higher performance-based pay expense as compared to abnormally low levels in fiscal 2013 partially offset by sales leverage and lower media costs and support cost savings, net of employee termination benefits and other costs, associated with the workforce reduction announced in September 2013. Additionally, the first nine months of fiscal 2013 were impacted by acquisition and integration costs associated with the Yard House acquisition.
Depreciation and amortization expense was $321.9 million for the first nine months of fiscal 2014, an increase of $29.1 million, or 9.9 percent, from depreciation and amortization expense of $292.8 million for the first nine months of fiscal 2013. As a percent of sales, depreciation and amortization expense increased for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $98.7 million for the first nine months of fiscal 2014, an increase of $6.0 million, or 6.5 percent, from net interest expense of $92.7 million for the first nine months of fiscal 2013. As a percent of sales, net interest expense for the first nine months of fiscal 2014 was flat compared to the first nine months of fiscal 2013.

INCOME TAXES
The effective income tax rate for the quarter and nine months ended February 23, 2014 was 9.7 percent and 12.5 percent, respectively, compared to an effective income tax rate of 22.3 percent and 23.0 percent for the quarter and nine months ended February 24, 2013, respectively. The decrease in the effective income tax rate for the quarter and nine months ended February 23, 2014 as compared to the quarter and nine months ended February 24, 2013 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes and a favorable adjustment related to the deduction for ESOP dividends for the current and prior years.
SEASONALITY
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the spring and winter, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 23, 2014, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of February 23, 2014, we had no outstanding balances under the Revolving Credit Agreement. As of February 23, 2014, $181.5 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of February 23, 2014, we had $568.5 million of credit available under the Revolving Credit Agreement.
As of February 23, 2014, our long-term debt consisted principally of:

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
The interest rates on our $500.0 million senior notes due in October 2017 and $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 23, 2014, no adjustments to these interest rates had been made.
From time to time we enter into interest rate derivative instruments. See Note 8 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
A summary of our contractual obligations and commercial commitments as of February 23, 2014 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$181.5	$181.5	$—	$—	$—
Long-term debt (1)	3,748.9	134.3	362.2	939.3	2,313.1
Operating leases	1,213.8	200.4	359.9	280.6	372.9
Purchase obligations (2)	638.1	605.8	21.1	11.2	—
Capital lease obligations (3)	87.0	5.6	11.5	11.9	58.0
Benefit obligations (4)	519.2	35.7	84.2	96.6	302.7
Unrecognized income tax benefits(5)	17.0	3.6	7.5	5.9	—
Total contractual obligations	$6,405.5	$1,166.9	$846.4	$1,345.5	$3,046.7
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$134.0	$134.0	$—	$—	$—
Guarantees (7)	3.4	1.0	1.5	0.6	0.3
Total commercial commitments	$137.4	$135.0	$1.5	$0.6	$0.3

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.2 percent. Excludes issuance discount of $5.3 million.

(2)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(3)	Capital lease obligations include imputed interest of $32.3 million over the life of the obligations.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2024.

(5)	Includes interest on unrecognized income tax benefits of $1.5 million, $0.7 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $113.5 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.5 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $20.0 million.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. Repurchased common stock has historically been reflected as a reduction of stockholders' equity. During the quarter and nine months ended February 23, 2014, we repurchased 0.6 thousand and 9.9 thousand shares of our common stock compared to 1.8 thousand and 1.0 million shares of our common stock during the quarter and nine months ended February 24, 2013. As of February 23, 2014, we have repurchased a total of 171.9 million shares of our common stock, 159.3 million of which have been retired and restored to authorized but unissued shares of common stock.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Net cash flows provided by operating activities of continuing operations decreased to $667.0 million for the first nine months of fiscal 2014, from $690.0 million for the first nine months of fiscal 2013. The decrease was primarily due to lower net earnings, the timing of inventory purchases and current period activity of taxable timing differences partially offset by the timing of payments of accounts payable.
Net cash flows used in investing activities of continuing operations decreased to $481.0 million for the first nine months of fiscal 2014, from $1.12 billion for the first nine months of fiscal 2013, and included capital expenditures of $468.3 million for the first nine months of fiscal 2014 compared to $518.5 million for the first nine months of fiscal 2013. Capital expenditures for the first nine months of fiscal 2014 were lower primarily due to a decrease in new restaurant construction and remodel activity during fiscal 2014. For the first nine months of fiscal 2013, cash flows used in investing activities also included $577.4 million for the acquisition of Yard House USA, Inc.
Net cash flows used in financing activities of continuing operations were $148.1 million for the first nine months of fiscal 2014, compared to net cash flows provided by financing activities of $459.9 million for the first nine months of fiscal 2013. Net cash flows used in financing activities for the first nine months of fiscal 2014 included net proceeds from the issuance of short-term debt of $17.0 million as compared to net repayments of $45.7 million for the first nine months of fiscal 2013. For the first nine months of fiscal 2013, cash flows provided by financing activities also included proceeds from the issuance of $750.0 million of senior notes and funding from a $300.0 million term loan. Repurchases of common stock were $0.5 million during the first nine months of fiscal 2014, a decrease from repurchases of $52.4 million during the first nine months of fiscal 2013. Net cash flows used in financing activities also included $215.7 million in dividends paid for the first nine months of fiscal 2014, compared to $193.2 million in dividends paid for the first nine months of fiscal 2013. In June 2013, our Board of Directors approved an increase in the quarterly dividend to $0.55 per share, which indicates an annual dividend of $2.20 per share in fiscal 2014. In fiscal 2013, we paid quarterly dividends of $0.50 per share.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2013 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 23, 2014, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $830.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION
Our current assets totaled $909.2 million as of February 23, 2014, compared to $764.9 million as of May 26, 2013. The increase was primarily due to higher inventory levels related to the timing of inventory purchases and an increase in cash and cash equivalents.
Our current liabilities totaled $1.64 billion as of February 23, 2014, compared to $1.42 billion as of May 26, 2013. The increase was primarily due to an increase in unearned revenues associated with gift card sales in excess of current-period redemptions, an increase in accounts payable due to the timing of payments and an increase in other current liabilities due to higher accrued interest.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 23, 2014, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $44.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $165.4 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2014 averaged $2.53 billion, with a high of $2.66 billion and a low of $2.46 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 23, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 23, 2014.
During the fiscal quarter ended February 23, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our strategic plan to enhance shareholder value, including the separation of Red Lobster, may not be realized fully or may take longer to realize than expected. In addition, there are certain risks and uncertainties relating to a separation, including, but not limited to, the impact and possible disruption to our operations, the timing and certainty of completing the transaction, the tax consequences of the proposed separation, the costs of pursuing the separation which we would not be able to recoup if the separation is not consummated, increased shareholder activism related to the separation, and unanticipated developments that may delay or negatively impact the separation. There can be no assurance that we will realize the anticipated benefits of the strategic plan, including any benefits from the separation of Red Lobster. Any inability to realize the anticipated benefits from the strategic plan could materially and adversely affect our financial condition and results of operations.
Our business could be negatively affected as a result of actions of activist shareholders.
Certain shareholders have expressed opposition to the Company’s strategic plan and their intent to take actions designed to prevent full implementation of the strategic plan and, in particular, the separation of Red Lobster. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also could affect the market price and volatility of our common stock.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 23, 2014. Since commencing repurchases in December 1995, we have repurchased a total of 171.9 million shares through February 23, 2014 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 25, 2013 through December 29, 2013	59	$53.87	59	15,454,182
December 30, 2013 through January 26, 2014	540	$53.32	540	15,453,642
January 27, 2014 through February 23, 2014	—	$—	—	15,453,642
Total	599	$53.37	599	15,453,642

(1)
All of the shares purchased during the quarter ended February 23, 2014 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	March 31, 2014	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3	Bylaws as amended effective March 19, 2014 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed March 24, 2014).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document