Form 10-K
period 2014-05-25
DARDEN RESTAURANTS INC
filed 2014-07-18
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 25, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $53.87 per share as reported on the New York Stock Exchange on November 22, 2013, was approximately: $6,900,308,000.
Number of shares of Common Stock outstanding as of May 25, 2014: 132,314,493 (excluding 1,286,019 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 30, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after May 25, 2014, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 25, 2014 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 25, 2014

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2015, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
ITEM 1. BUSINESS
Introduction
Darden Restaurants, Inc. is the world’s largest company-owned and operated full service restaurant company1, and served over 439 million meals in fiscal 2014. As of May 25, 2014, we operated through subsidiaries 2,207 restaurants in the United States and Canada. In the United States, we operated 2,174 restaurants in all 50 states, including 831 Olive Garden®, 679 Red Lobster®, 464 LongHorn Steakhouse®, 54 The Capital Grille®, 52 Yard House®, 38 Seasons 52®, 37 Bahama Breeze®, 12 Eddie V's Prime Seafood®, four test “synergy restaurants” (which house both a Red Lobster and Olive Garden restaurant in the same building) and three Wildfish Seafood Grille® restaurants. In Canada, we operated 33 restaurants, including 27 Red Lobster and six Olive Garden restaurants. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Central Florida and three restaurants in California which are owned jointly by us and third parties, and managed by us, seven franchised restaurants in Puerto Rico and one Atlanta, Georgia airport location. Of our 2,207 restaurants in the United States and Canada open on May 25, 2014, 1,060 were located on owned sites and 1,147 were located on leased sites. As of May 25, 2014, we had 52 restaurants operated by independent third parties pursuant to area development and franchise agreements, including 23 Red Lobster restaurants in Japan, seven LongHorn Steakhouse restaurants in Puerto Rico (mentioned above), seven Red Lobster restaurants, four Olive Garden restaurants, and one LongHorn Steakhouse restaurant in the Middle East region (two Red Lobster restaurants and one Olive Garden restaurant in United Arab Emirates, one Red Lobster restaurant in Qatar, two Red Lobster restaurants and three Olive Garden restaurants in Kuwait, two Red Lobster restaurants and a LongHorn Steakhouse restaurant in Saudi Arabia), and five Olive Garden restaurants, one Red Lobster restaurant and one The Capital Grille restaurant in Mexico, one Red Lobster restaurant and one Olive Garden restaurant in Brazil and one Olive Garden restaurant in Peru.
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain other assets and associated liabilities for $2.11 billion in cash and we expect the transaction to close in the first quarter of fiscal 2015. Additionally, in the fourth quarter of fiscal 2014, in connection with the anticipated sale of Red Lobster, we closed two restaurants that housed both a Red Lobster and an Olive Garden in the same building ("synergy restaurants"). We have classified the results of operations and impairment charges of the Red Lobster business and the two closed synergy restaurants as discontinued operations in our consolidated statements of earnings and cash flows for all periods presented.
Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center are located at 1000 Darden Center Drive, Orlando, Florida 32837, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, and Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “we,” “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.
We have a 52/53 week fiscal year ending the last Sunday in May. Our 2014, 2013 and 2012 fiscal years, which ended May 25, 2014, May 26, 2013 and May 27, 2012, respectively, each had 52 weeks.
The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.
Background
We opened our first restaurant, a Red Lobster seafood restaurant, in Lakeland, Florida in 1968. Red Lobster was founded by William B. Darden, for whom we are named. Red Lobster grew from six restaurants in operation at the end of fiscal 1970 to 706 restaurants in the United States and Canada by the end of fiscal 2014. The number of Red Lobster restaurants open at the end of fiscal 2014 increased by one as compared to the end of fiscal 2013.
Olive Garden is an internally developed brand that offers a variety of authentic Italian foods featuring fresh ingredients and a broad selection of imported Italian wines. In fiscal 1983, Olive Garden opened its first restaurant in Orlando, Florida. At the end of fiscal 2014, Olive Garden had expanded to 837 restaurants in the United States and Canada. The number of Olive Garden restaurants at the end of fiscal 2014 increased by nine as compared to the end of fiscal 2013.

1 Source: Nation’s Restaurant News, “Top 100 Companies Ranked by U.S. Foodservice Revenue,” June 30, 2014 (based on U.S. food and beverage revenue from company-owned restaurants).

Bahama Breeze is an internally developed brand that provides a Caribbean escape, offering the food, drinks and atmosphere you would find in the islands. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida. At the end of fiscal 2014, there were 37 Bahama Breeze restaurants in the United States, and the number of restaurants had increased by four as compared to the end of fiscal 2013.
Seasons 52 is an internally developed brand that provides a casually sophisticated fresh grill and wine bar with seasonally inspired menus offering fresh ingredients to create great tasting meals that are lower in calories than comparable restaurant meals. In fiscal 2003, Seasons 52 opened its first restaurant in Orlando, Florida. At the end of fiscal 2014, there were 38 Seasons 52 restaurants in the United States, and the number of restaurants had increased by seven as compared to the end of fiscal 2013.
On October 1, 2007, we completed the acquisition of the common stock of RARE Hospitality International, Inc. (“RARE”). RARE owned and operated two principal restaurant brands, LongHorn Steakhouse and The Capital Grille, of which 288 and 29 locations, respectively, were in operation as of the date of the acquisition. LongHorn Steakhouse, with locations primarily in the Eastern half of the United States, is a leader in the full service dining steakhouse category with an atmosphere reminiscent of the American West, and The Capital Grille, with locations in major metropolitan cities in the United States, is a leader in the full service dining premium steakhouse category featuring relaxed and elegant style. At the end of fiscal 2014, there were 464 LongHorn Steakhouse and 54 The Capital Grille restaurants in the United States, and the number of restaurants open had increased by 34 and five, respectively, as compared to the end of fiscal 2013.
In March 2011, we opened a test “synergy restaurant.” At the end of fiscal 2014, we had four synergy restaurants in operation in the United States after having closed two locations during fiscal 2014, which have been included in discontinued operations. In connection with the anticipated Red Lobster sale, the remaining four synergy restaurants will be converted to Olive Garden restaurants by the end of the first quarter of fiscal 2015.
On November 14, 2011, we completed the acquisition of eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants (collectively, "Eddie V's"). Eddie V's is a leading luxury seafood brand providing a sophisticated and contemporary ambiance, with locations in Arizona, California and Texas at the time of the acquisition. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2014, there were 15 Eddie V's restaurants in the United States, and the number of restaurants open had increased by three, as compared to the end of fiscal 2013.
On August 29, 2012, we completed the acquisition of Yard House USA, Inc. (“Yard House”). Yard House, which opened its first restaurant in 1996, offers contemporary American cuisine with chef-inspired recipes and ethnic flavors along with a wide range of draft beers and other beverages in a stylish and energetic setting. At the time of acquisition, Yard House had 40 restaurant locations in 13 states. The acquired operations are included in our financial statements from the date of the acquisition. At the end of fiscal 2014, there were 52 Yard House restaurants in the United States, and the number of restaurants open had increased by eight as compared to the end of fiscal 2013.
Our Specialty Restaurant Group was formed at the time of the RARE acquisition to support the operations of The Capital Grille, Seasons 52 and Bahama Breeze restaurants. Eddie V's and Yard House have joined the Specialty Restaurant Group as well. Our differentiated brands in this group focus on culinary and beverage innovation and exceptional service.
The following table shows our growth and lists the number of restaurants operated in the United States and Canada by each of our brands for the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The table also excludes all Red Lobster restaurants held for sale and other restaurants that are included in discontinued operations. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Company-Owned Restaurants in the United States and Canada Open at Fiscal Year End

Fiscal Year	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's	Yard House	Total Restaurants (1)(2)	Total Sales ($ in Millions)
1995	477							477	1,172.6
1996	487			1				488	1,240.9
1997	477			2				479	1,285.2
1998	466			3				469	1,386.9
1999	464			6				470	1,490.2
2000	469			11				480	1,615.7
2001	477			16				493	1,780.0
2002	496			22				518	1,966.1
2003	524			25	1			550	2,097.5
2004	543			23	1			567	2,359.3
2005	563			23	3			589	2,542.4
2006	582			23	5			610	2,775.8
2007	614			23	7			644	2,965.2
2008	653	305	32	23	7			1,020	3,997.5
2009	691	321	37	24	8			1,081	4,593.1
2010	723	331	40	25	11			1,130	4,626.8
2011	754	354	44	26	17			1,196	4,980.3
2012	792	386	46	30	23	11		1,289	5,327.1
2013	828	430	49	33	31	12	44	1,431	5,921.0
2014	837	464	54	37	38	15	52	1,501	6,285.6

(1)
Includes only restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were included in discontinued operations. See "Restaurant Brands - Discontinued Operations."

(2)
Includes one test synergy restaurant in 2011, one synergy restaurant in 2012, four synergy restaurants in 2013, and four synergy restaurants in 2014, housing two restaurant brands in the same building. We expect to convert the four remaining synergy restaurants to Olive Garden restaurants by the end of the first quarter of fiscal 2015.

Strategy
The restaurant industry is generally considered to be comprised of three segments: quick service, fast casual and full service. Our restaurants are all within the full service segment, which is highly fragmented and includes many independent operators and small chains. We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the full service segment. We believe we have strong brands, and that the breadth and depth of our experience and expertise sets us apart in the full service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including brand management excellence, restaurant operations excellence, supply chain, talent management and information technology, among other things.
During fiscal 2015, we are focused on progressing with our value creation priorities, which include: completion of the Red Lobster sale; continuation of the Olive Garden "brand renaissance"; continuation of new restaurant growth at our other brands, primarily driven by LongHorn; implementation of a new management incentive plan that more directly emphasizes same-restaurant sales, free cash flow and relative total shareholder return; continuation of the focus on our restaurant support platform costs; and improvement of capital allocation discipline.
The total sales growth we envision should increase the cost-effectiveness of our restaurant support platform. However, we also plan to supplement our conventional incremental year-to-year cost management efforts with an ongoing focus on identifying and pursuing transformational multi-year cost reduction opportunities.

While we are a leader in the full service dining segment, we know we cannot be successful without a clear sense of who we are. Our business is a people business, and our core purpose is “To nourish and delight everyone we serve.” This core purpose is supported by our core values:

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
Restaurant Brands - Continuing Operations
Olive Garden
Olive Garden is the largest full service dining Italian restaurant operator in the United States. Olive Garden’s menu includes a variety of authentic Italian foods featuring fresh ingredients and a wine list that includes a broad selection of wines imported from Italy. The updated menu includes new lighter Italian fare as well as classic Tuscan favorites, including flatbreads and other appetizers; soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $7.00 to $17.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2014, the average check per person was approximately $16.50 to $17.00, with alcoholic beverages accounting for 7.0 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full service steakhouse restaurant with locations primarily in the eastern half of the United States, operating in an attractive and inviting atmosphere reminiscent of the classic American West. LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops, burgers and prime rib.
Most dinner menu entrée prices range from $12.00 to $24.00, and most lunch menu entrée prices range from $7.50 to $15.50. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2014, the average check per person was approximately $19.00 to $19.50, with alcoholic beverages accounting for 9.5 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

The Capital Grille
The Capital Grille is a full service restaurant with locations in major metropolitan cities in the United States and features relaxed elegance and style. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 350 selections, personalized service, comfortable club-like atmosphere, and premiere private dining rooms.

Most dinner menu entrée prices range from $28.00 to $51.00 and most lunch menu entrée prices range from $12.00 to $39.00. During fiscal 2014, the average check per person was approximately $69.00 to $75.75, with alcoholic beverages accounting for 29.9 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Yard House
Yard House is a full service restaurant operating in metropolitan areas across the United States and is known for great food, classic rock and a draft beer offering that features over 125 craft ales and lagers. The American menu includes more than 100 chef driven items with a wide range of appetizers, snacks, natural burgers and steaks, street tacos, salads, sandwiches, fresh fish and a generous selection of vegetarian dishes.
Yard House design elements create a contemporary, yet casual, "come as you are" environment. Most dinner menu entrée prices at Yard House range from $8.00 to $35.00, and most lunch entrée prices range from $8.00 to $17.00. During fiscal 2014, the average check per person was approximately $30.00 to $30.50, with alcoholic beverages accounting for 38.9 percent of Yard House's sales. Yard House maintains different menus for dinner and lunch and different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children's menu.
Bahama Breeze
Bahama Breeze is a full service restaurant operating primarily in the Eastern half of the United States, that offers guests the feeling of a Caribbean escape, offering the food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as signature specialty drinks.
Most dinner menu entrée prices at Bahama Breeze range from $10.00 to $30.00, and most lunch entrée prices range from $7.15 to $21.00. During fiscal 2014, the average check per person was approximately $23.75 to $25.00, with alcoholic beverages accounting for 22.4 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Seasons 52
Seasons 52 is a full service restaurant operating primarily in the Eastern half of the United States, with a casually sophisticated, fresh grill and wine bar with seasonally inspired menus offering a fresh dining experience that celebrates living well. Nothing on the menu is more than 475 calories from the signature flat breads and popular Mini Indulgence desserts, to the entrées that are inspired by the seasons and tastes of a farmer's market. It offers an international wine list of more than 90 wines, with approximately 60 available by the glass.
Most dinner menu entrée prices at Seasons 52 range from $11.00 to $28.00, and most lunch entrée prices range from $8.00 to $26.00. During fiscal 2014, the average check per person was approximately $39.50 to $44.00, with alcoholic beverages accounting for 27.0 percent of Seasons 52's sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.
Eddie V's
Eddie V's is a full service restaurant with locations in major metropolitan cities in the United States with a sophisticated and contemporary ambiance, featuring live nightly music in the V-Lounge. The menu is inspired by the great classic restaurants of New Orleans, San Francisco and Boston, with an emphasis on prime seafood creations, USDA prime beef and chops, and fresh oyster bar selections. Guests are promised an intimate and comfortable dining experience "where your pleasure is our sole intention."

Most dinner menu entrée prices at Eddie V's range from $16.00 to $49.00. During fiscal 2014, the average check per person was approximately $88.00 to $91.50, with alcoholic beverages accounting for 33.5 percent of Eddie V's sales. Eddie V's maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

Restaurant Brands - Discontinued Operations

Red Lobster

Red Lobster is the largest full service dining seafood specialty restaurant operator in the United States. It offers an extensive menu featuring fresh fish, shrimp, crab, lobster, scallops and other seafood in a casual atmosphere. The menu includes a variety of specialty seafood and non-seafood entrées, appetizers and desserts.

Most dinner entrée prices range from $12.50 to $33.99, with certain lobster items available by the pound and seasonal/regional fresh fish selections available on a daily fresh fish menu. Most lunch entrée prices range from $7.50 to $12.50. The price of most entrées includes salad, side items and as many of our signature Cheddar Bay Biscuits as a guest desires. During fiscal 2014, the average check per person was approximately $21.00 to $21.50, with alcoholic beverages accounting for 7.8 percent of Red Lobster's sales. Red Lobster maintains different lunch and dinner menus and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children's menu.

On May 15, 2014, we entered into an agreement to sell Red Lobster and certain other assets and associated liabilities for $2.11 billion in cash. These assets and liabilities are classified as held for sale on our consolidated balance sheet as of May 25, 2014. We have classified the results of operations of the Red Lobster business as discontinued operations in our consolidated statements of earnings and cash flows for all periods presented.
Synergy Restaurants
In March 2011, we opened a test “synergy restaurant” that housed both a Red Lobster and Olive Garden restaurant in the same building, but with separate front doors, dining rooms and brand-specific menus. We developed this concept to test expansion into smaller markets that would not meet our population density requirements to build a single brand. We opened a second synergy test location during fiscal 2012 and four locations during fiscal 2013. In connection with the anticipated sale of Red Lobster, we closed two synergy locations in the fourth fiscal quarter of 2014, leaving a total of four locations operating at the end of fiscal 2014. The results of operations and asset impairment charges of the two closed locations are included in discontinued operations. We expect to convert the four remaining restaurants to Olive Garden restaurants by the end of the first quarter of fiscal 2015.
Recent and Planned Restaurant Growth
During fiscal 2014, we opened 70 net new restaurants in the United States and Canada. Our fiscal 2014 actual and fiscal 2015 projected net new openings in the U.S. and Canada from continuing operations by brand are shown below.

	Actual Net New Restaurant Openings Fiscal 2014 (1)	Projected Net New Restaurant Openings Fiscal 2015
Olive Garden	9	6
LongHorn Steakhouse	34	15
Specialty Restaurant Group
The Capital Grille	5	1
Bahama Breeze	4	1
Seasons 52	7	5
Eddie V's	3	1
Yard House	8	8
Totals	70	37

(1)    Excludes restaurants that were included in discontinued operations.

The actual number of openings for each of our brands will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant brands.

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
The following table illustrates the approximate average capital investment, square footage and dining capacity of the nine Olive Garden restaurants and the 34 LongHorn Steakhouse restaurants (33 new restaurants and one relocation) opened during fiscal 2014. The table excludes any rebuilt restaurants.

	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Olive Garden	$4,546,000	7,683	235	57
LongHorn Steakhouse	$3,519,000	6,365	228	49

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.
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
During fiscal 2012, we permanently closed one Red Lobster and two LongHorn Steakhouse restaurants. During fiscal 2013, we temporarily closed one LongHorn Steakhouse and permanently closed one Red Lobster restaurant. During fiscal 2014, we permanently closed two synergy restaurants. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges. As of May 25, 2014, there were two temporarily closed Olive Garden restaurants which we expect to reopen during fiscal 2015 and two permanently closed Olive Garden restaurants.
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
Each typical Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has three to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs an average of 50 to 120 hourly employees, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards. Red Lobster's restaurant management is consistent with that of Olive Garden.

Since the completion of our new operations organizational structure during fiscal year 2013, each director of operations of Olive Garden and LongHorn Steakhouse reports to a Regional Vice President.  The new Regional Vice President role, which typically supervises six to eight directors of operations, further strengthens our restaurant operations expertise by elevating the execution required to build guest loyalty and enhance our talent development capacity in the field. Four to five Regional Vice Presidents are supervised by a Senior Vice President of Operations which reduces the span of control for our Senior Vice Presidents of Operations. Our new operations organizational structure now allows our Senior Vice President of Operations role to focus on identifying new tools, support and operations strategies required to sustainably grow guest counts and sales in their particular division and better enable talent rotation and sharing across our brands.
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
Advertising and Marketing
We believe we have developed significant marketing and advertising capabilities. Our size enables us to be a leading advertiser in the full service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising. LongHorn Steakhouse began using national cable television advertising in fiscal 2011. In addition, LongHorn Steakhouse uses local television and digital advertising to strengthen its brand awareness. The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's do not use national television advertising. Our restaurants appeal to a broad spectrum of consumers and we use advertising to create awareness and to attract guests. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain guests. During fiscal 2013, we launched electronic gift cards that can be ordered on all of our brand websites and sent instantly online. Buyers can personalize these e-gift cards by recording their voices, attaching photos and letting Facebook friends know they have bought a card. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving expectations.
In fiscal 2014, we began efforts to consolidate our brands into a single digital technology platform, strengthen brand relevance and drive longer-term sales growth. The new digital platform will enable our brands to tailor marketing programs to enhance consumer relevance and strengthen brand loyalty. We also developed and tested a new online ordering system for Olive Garden. We expect to implement this new system on a nationwide basis in fiscal 2015. In fiscal 2014, Olive Garden continued to develop Spanish language advertising to increase awareness and visits from Hispanic consumers.

Employees
At the end of fiscal 2014, we employed approximately 206,000 people in the United States and Canada. Of these employees, approximately 196,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at one of our restaurant support center facilities in Orlando, Florida or Irvine, California. Our executives have an average of 14 years of experience with us. The restaurant general managers and managing partners average 13 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
In January 2014, we were recognized for the fourth consecutive year by FORTUNE magazine as one of the “100 Best Companies to Work For” in America. We are committed to fostering a strong, values-based culture where employees can learn, thrive and grow.
Consistent with our core value of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 47 percent of our restaurant team member employees are minorities and over 53 percent are female. According to the People Report's Human Capital Intelligence Report for April 2014, the diversity of our operations leadership teams exceed the industry averages by 7 percentage points for minority and 7 percentage points for female representation. Over 24 percent of our executives are minorities and 31 percent are female. The percentages of minority and female executives rank above average in our industry. In addition, we achieved a 100 percent score on the Human Rights Campaign's Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender employees.
Consistent with our core values of respect and caring and teamwork, in fiscal 1999 we established a program called Darden Dimes to help fellow Darden colleagues in need. Darden Dimes has helped employees weather the after-effects of hurricanes and other natural disasters, severe medical problems and other personal difficulties. Participating employees donate at least 10 cents from each paycheck to the Darden Dimes fund, which raises more than $1.7 million annually.
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
In fiscal 2014, we continued a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These technology platforms will be leveraged across all brands to build guest loyalty and employee engagement. Ultimately this multi-year effort will be integrated into all guest touch points including restaurant operating systems to enable compelling personalized guest experiences.
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
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings at fast casual restaurants and quick-service restaurants, together with negative economic conditions, could cause consumers to choose less expensive alternatives. We expect intense competition to continue in all of these areas.
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
Franchises, Joint Ventures and New Business Development
As of May 25, 2014, we operated through subsidiaries 2,207 restaurants in the United States and Canada all of which are owned by us, except three restaurants located in Central Florida and three restaurants in California, seven franchised restaurants in Puerto Rico and one Atlanta, Georgia airport location. The three restaurants located in Florida and three restaurants located in California are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. In fiscal 2014, we entered into a license agreement with respect to the Atlanta, Georgia airport location. The seven LongHorn Steakhouse restaurants in Puerto Rico are franchised to an unaffiliated franchisee as part of an agreement that was executed prior to our fiscal 2007 acquisition of RARE. In April 2012, we entered into a new area development agreement with this same franchisee to develop and operate our Olive Garden and LongHorn Steakhouse brands in Puerto Rico. In January 2013, we amended the new area development agreement which now calls for the franchisee to initially develop a minimum of eight Olive Garden restaurants, three Red Lobster restaurants and three additional LongHorn Steakhouse restaurants in Puerto Rico by 2017.
Our restaurant operations outside of the United States and Canada are conducted through area development and franchise agreements. We have an agreement with an unaffiliated Japanese corporation that operated 23 Red Lobster restaurants in Japan as of May 25, 2014. In October 2010, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse restaurants in the Middle East. The agreement calls for the operator to develop a minimum of 60 restaurants in Bahrain, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and the United Arab Emirates over the next five years. As of May 25, 2014, we have 12 restaurants in the region (two Red Lobster restaurants and one Olive Garden restaurant in United Arab Emirates, one Red Lobster restaurant in Qatar, two Red Lobster restaurants and three Olive Garden restaurants in Kuwait and two Red Lobster restaurants and a LongHorn Steakhouse restaurant in Saudi Arabia), open under this agreement. In August 2011, we entered into an agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and The Capital Grille brands in Mexico. The agreement calls for the operator to initially develop a minimum of 37 restaurants in Mexico over the next five years. As of May 25, 2014, five Olive Garden restaurants, one Red Lobster restaurant and one The Capital Grille restaurant had been opened in Mexico under this agreement.

In February 2013, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse brands in Central and South America. The agreement calls for the operator to develop a minimum of 57 restaurants in Brazil, Colombia, the Dominican Republic and Panama. As of May 25, 2014, one Red Lobster restaurant and one Olive Garden restaurant have been opened in Brazil under this agreement, and the rights to develop the Panama territory have been sold to the operator of our restaurant locations in Guatemala, El Salvador, Honduras, Nicaragua, and Costa Rica. In July 2013, we entered into separate formal agreements with two unaffiliated operators to develop and operate Olive Garden, Red Lobster and LongHorn Steakhouse restaurants in Central America and South America. One agreement calls for the operator to develop the restaurants in Guatemala, El Salvador, Honduras, Nicaragua and Costa Rica (and, as amended, Panama). The other agreement calls for the second unaffiliated operator to develop the restaurants in Peru. As of May 25, 2014, one Olive Garden restaurant has been opened in Peru. All area development and franchise agreements to develop and operate Red Lobster restaurants are included in the anticipated sale of Red Lobster. We do not have an ownership interest in any of these franchisees, but we receive royalty income under the area development and franchise agreements. The amount of income we derive from our joint venture and franchise arrangements is not material to our consolidated financial statements.
During fiscal 2013, and continuing in fiscal 2014, we achieved distribution for several items at Walmart, including Olive Garden regular and light salad dressing, extra virgin olive oil, two sizes of Balsamic vinegar, LongHorn seasoning and Olive Garden seasoning. We also distributed certain Red Lobster-related products, including the cheddar bay biscuit mix and Red Lobster seasoning, that will all be included in the proposed Red Lobster sale. We have expanded Olive Garden salad dressing into broad distribution channels including most major grocery chains. We also are researching and developing proprietary technology for lobster aquaculture farming.
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
During fiscal 2014, 11.0 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2014 have not had a material effect on our operations.
We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA assessments for unreported tips.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2014, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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

We continue to review the health care reform law enacted by Congress in March of 2010 (“Affordable Care Act”) and related rules and regulations.  As part of that review, we evaluate the potential impacts of this law on our business, and accommodate various parts of the law as they take effect.
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
Sustainability

Darden's commitment to sustainability has evolved over time to become a key component of our industry leadership, an element that separates us from our competitors, and a contributor to our business success. Our approach is both integrated and strategic and spans the enterprise from the commodities we source to the operation of our restaurants. Conservation is a competitive advantage - it will lower our operating costs, insulate our supply chain, help us attract and retain employees - all increasing the success of our business.

More information about our sustainability strategy, how we are implementing that strategy and our progress to date is available through our sustainability report available on our website at www.darden.com/sustainability.
Health and Wellness
In September 2011, we announced a comprehensive health and wellness commitment to reduce our calorie and sodium footprints and to provide greater choice and variety on our children's menus. Across our brands, we are working toward a 10 percent reduction of calories and sodium over five years and a 20 percent reduction of calories and sodium over 10 years. And we are establishing specific nutrition standards to guide the development of our children's meals to simplify parental search for healthier options that their children enjoy.
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
In April 2014, the Foundation announced it was awarding more than $2.1 million to nearly 900 nonprofit organizations in communities across the U.S. and Canada as part of its Darden Restaurants Community Grants Program. The local grants program is intended to help support nonprofit organizations in the hundreds of communities we serve. Each of our restaurants had the opportunity to help award a $1,000 grant to a nonprofit organization in its local community.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business, including its annual Community Service Report, is available on our website at www.darden.com.
Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Clarence Otis, Jr., age 58, has been our Chairman of the Board since November 2005, Chief Executive Officer since November 2004, and a Director since September 2004. Mr. Otis was our Executive Vice President from March 2002 until November 2004 and President of Smokey Bones Barbeque & Grill from December 2002 until November 2004. He served as our Senior Vice President from December 1999 until March 2002, and our Chief Financial Officer from December 1999 until December 2002. He joined us in 1995 as Vice President and Treasurer. He served as our Senior Vice President, Investor Relations from July 1997 to August 1998, and as Senior Vice President, Finance and Treasurer from August 1998 until December 1999. From 1991 to 1995, he was employed by Chemical

Securities, Inc. (now J.P. Morgan Securities, Inc.), an investment banking firm, where he had been Managing Director and Manager of Public Finance.

Eugene I. (Gene) Lee, Jr., age 53, has been our President and Chief Operating Officer since September 2013. He served as President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE's President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE's Executive Vice President and Chief Operating Officer.

David C. George, age 58, has been our President of Olive Garden since January 2013. He served as our President of LongHorn Steakhouse from October 2007, when we acquired RARE, until January 2013. Prior to the acquisition, he served as RARE's President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE's Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE's Vice President of Operations for The Capital Grille.

Valerie Insignares, age 46, has been our President of LongHorn Steakhouse since January 2013. She served as our Chief Restaurant Operations Officer from March 2011 to January 2013 and our Executive Vice President of Olive Garden from October 2004 until March 2011. She joined us in January 1997 as Director of Food and Smallwares for the commodities purchasing department and held progressively more responsible positions including Senior Vice President of Operations for Olive Garden's Dallas division prior to becoming Executive Vice President of Olive Garden in 2004.

Harald E. Herrmann, age 48, was named our President of Darden's Specialty Restaurant Group in January 2014. He previously served as our President of Yard House, a brand he helped launch in 1996, since we acquired the company in August 2012. Prior to the acquisition, he served as President of Yard House from May 2002 to January 2014.

Kim A. Lopdrup, age 56, has been our Chief Executive Officer-Elect for Red Lobster since January 2014. He served as our Senior Vice President, Business Development since June 2011 until January 2014 and our President of Darden's Specialty Restaurant Group from September 2013 to January 2014. He served as our President, Red Lobster from May 2004 until June 2011. He joined us in November 2003 as Executive Vice President of Marketing for Red Lobster. From 2001 until 2002, he served as Executive Vice President and Chief Operating Officer for North American operations of Burger King Corporation, an operator and franchiser of fast food restaurants. From 1985 until 2001, he worked for Allied Domecq Quick Service Restaurants (ADQSR), a franchiser of quick service restaurants including Dunkin' Donuts, Baskin-Robbins and Togo's Eateries, where he held progressively more responsible positions in marketing, strategic and general management roles, eventually serving as Chief Executive Officer of ADQSR International.

Dave Lothrop, age 53, has been our Senior Vice President and Corporate Controller since May 2012, and was our Senior Vice President of Finance and Strategy from June 2010 until May 2012. He was Senior Vice President, Finance for Olive Garden from 2006 until June 2010. He joined Darden in 1984 as a corporate accountant. He joined the Olive Garden team in 1986 as a Senior Operations Analyst, and was promoted to Assistant Controller in 1991. After several years in a variety of finance roles at Darden, Red Lobster and Smokey Bones Barbeque & Grill, he was promoted to Senior Vice President, Finance and Controller for Olive Garden in 2006.

Robert McAdam, age 56, has been our Senior Vice President of Government and Community Affairs since December 2006. Prior to joining us, he was employed by retailer Wal-Mart, Inc. as Vice President, Corporate Affairs from 2004 to 2006, and Vice President, State and Local Governmental Relations from 2000 to 2004. From 1997 to 2000, he served as Senior Vice President of Fleishman-Hillard, an international public relations firm.

Daisy Ng, age 56, has been our Senior Vice President, Chief Human Resources Officer since June 2009. From October 2005 to June 2009, she was our Senior Vice President of Talent Management. Prior to joining us, she was Chief Learning Officer and Vice President, Workforce Development for Hewlett-Packard, a technology company, from November 2003 to August 2005.

C. Bradford (Brad) Richmond, age 55, has been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller. He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003. He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analysis positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

Teresa M. Sebastian, age 56, has been our Senior Vice President, General Counsel and Secretary since October 2010. In 2014, she assumed the additional role of Chief Compliance Officer. Prior to joining us, she served as Vice President, General Counsel and Corporate Secretary for Veyance Technologies, Inc., a manufacturer of industrial rubber products and exclusive manufacturer and marketer of

Goodyear Engineered Products from May 2008 until September 2010. She also served as Senior Vice President and General Counsel for Information Resources, Inc. from May 2007 to May 2008, Assistant General Counsel and Assistant Corporate Secretary for DTE Energy Company from September 2001 to May 2007, and Senior Corporate Counsel for CMS Energy Corporation from September 1994 to September 2001.

Salli A. Setta, age 49, has been our President of Red Lobster since July 2013.  She served as our Executive Vice President of Marketing at Red Lobster from April 2005 to July 2013 and our Senior Vice President Culinary & Beverage of Olive Garden from December 2000 until April 2005. She joined us in April 1990 as a sales promotion assistant at Olive Garden and held positions of increasing responsibility prior to becoming Vice President Brand Management of Olive Garden in September 1998.

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

Our strategic plan to enhance shareholder value, including the proposed Red Lobster Sale (the “Red Lobster Sale”), may not be realized fully or may take longer to realize than expected. There can be no assurance that we will realize the anticipated benefits of the strategic plan, including any benefits from the Red Lobster Sale. Any inability to realize the anticipated benefits from the strategic plan could materially and adversely affect our financial condition and results of operations.

The delay or termination of the proposed Red Lobster Sale may adversely affect our financial condition and our business.

In May 2014, we entered into an agreement for the Red Lobster Sale. The closing of the transaction is subject to customary closing conditions. While closing of the transaction is expected in the first quarter of our fiscal 2015, there can be no assurance that the closing will in fact occur or that significant delays in closing the transaction will not result. An event, change or other circumstances could give rise to the termination of the agreement for the Red Lobster Sale. Certain shareholders have expressed opposition to the Red Lobster Sale. There can be no assurance regarding the outcome of any legal proceeding that may be instituted against us in connection with the Red Lobster Sale. A failure to close the transaction, significant delays in doing so or potential litigation may negatively impact the trading price of our securities and our financial condition and our business.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of the Company’s securities.

Certain shareholders have expressed opposition to the Company’s strategic plan and their intent to take actions designed to prevent full implementation of our strategic plan and, in particular, the proposed Red Lobster Sale. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Certain activist shareholders have made, or indicated they will in the future make, strategic proposals, suggestions or requested changes concerning the Company's operations, strategy, management, businesses or other matters. We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing, and any such matters may impact the value of the Company's securities.

A potential proxy contest for the election of directors at our annual meeting could distract our management, divert our resources and, absent Board action, trigger a change of control under our indebtedness, resulting in acceleration and have a material adverse impact on our business, liquidity and financial condition.

On May 22, 2014, Starboard Value LP and its affiliates (“Starboard”) delivered a letter to us nominating 12 director candidates for election to the Board at our 2014 annual meeting of shareholders (the “2014 Annual Meeting”). It is possible that Starboard-nominated directors could constitute a majority of the Board following the 2014 Annual Meeting.

A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

In addition, the terms of our revolving credit facility and our term loan agreement include change of control triggers regarding a turnover of a majority of our Board, resulting in a potential event of default. Such an event of default would also give rise to an event of default under our Indenture dated as of January 1, 1996, pursuant to which we have $1.9 billion of debt currently outstanding. However, the terms of such change of control provisions generally enable the Board to take technical actions or make determinations that would avoid such change of control provisions from being triggered in the event a majority of the Board changes in connection with a proxy contest. In the event Starboard proceeds with its threatened election contest, the Board will undertake an appropriate review and consider what determinations or actions could or should be made to address the potential adverse consequences to the Company from a change of control, including with respect to any outstanding indebtedness.

Certain outstanding series of our debt require that we make a change of control offer upon a change of control triggering event. As with the change of control provisions in our revolving credit facility and term loan agreement, these provisions likewise generally enable the Board to take technical actions or make determinations that would avoid such change of control offers from being triggered. Our 6.200% Senior Notes due 2017, our 4.50% Senior Notes due 2021, our 3.350% Senior Notes due 2022 and our 6.800% Senior Notes due 2037 all require us to make a change of control offer at 101% of the principal amount thereof plus accrued interest when there is both (i) a “change of control” (as defined therein) and (ii) a “Below Investment Grade Rating Event” (as defined therein). Further, our 3.79% Senior Notes due 2019 and our 4.52% Senior Notes due 2024 (together, the “Private Notes”) also require that we make a change of control offer upon a “change of control” (as defined therein) at 100% of the principal amount thereof plus accrued interest. We have recently agreed to repurchase $80 million (of $80 million originally outstanding) and $210 million (of $220 million originally outstanding) aggregate principal amount of our 3.79% Senior Notes due 2019 and our 4.52% Senior Notes due 2024, respectively. Our agreement to repurchase the Private Notes is conditioned upon closing of the anticipated Red Lobster Sale. If we are obligated to make any change of control offer, we might not have sufficient funds to pay the required price for our notes following a change of control.

We are engaged in discussions with certain of our lenders with regard to these provisions.

Absent the technical Board action described above, acceleration of the obligations under certain of our indebtedness, or our obligation to make change of control offers pursuant to the terms of certain series of our notes could have a material adverse effect on our liquidity and ability to conduct our business and could adversely affect our business, results of operations and financial condition.

Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under management continuity agreements we have with our executive management. Pursuant to the agreements, certain payments may be triggered following a change of control, but only upon a qualifying termination that occurs within 24 months of any such change of control.

A change in a majority of the Board may also result in a change of control under certain contracts with third parties, if we are unable to secure appropriate waivers or amendments to any such contracts. The occurrence of any of the foregoing events could adversely affect our business, results of operations and financial condition.
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

We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the ADA. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. New or changing laws and regulations relating to union organizing rights and activities may impact our operations at the restaurant level and increase our labor costs.
The Affordable Care Act was enacted in March 2010.  We have continued to evaluate the potential impacts of this law on our business, and accommodate various parts of the law and related rules and regulations as they take effect.  There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. We did not receive tax-free subsidies for providing prescription drugs to retirees under Medicare Part D. Therefore, we have no deferred tax assets associated with our retiree medical plan that would be impacted by this law. The Affordable Care Act also requires restaurant companies such as ours to disclose calorie information on their menus. Although the FDA published proposed regulations to implement the nutritional menu labeling provisions, it has delayed release of final regulations. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations. We are also reviewing the potential impacts of new laws associated with health care passed by various state and local governments.
We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.
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
Our restaurant operations are subject to United States and Canadian federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

We rely heavily on information technology in our operations, and insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.
We rely heavily on information systems across our operations, including for marketing programs, employee engagement, management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or an individual. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and we could be subjected to litigation or the imposition of penalties.
Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism, at our corporate facility could have a materially adverse impact on our business.

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
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, and opening new restaurants of existing brands could result in poor financial performance.
As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives.
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
Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of other new business ventures that have not yet proven their long-term viability, may not be successful, which could require us to make substantial further investments in those brands and new business ventures and result in losses and impairments.
While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our smaller brands such as Bahama Breeze, Seasons 52 and Eddie V's, and the lobster aquaculture farming activities. These brands and new business ventures have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 and Eddie V's also are in the early stages of their development and will require additional resources to support further growth. Our other new business initiatives such as the sale of consumer packaged goods and lobster aquaculture farming have not yet proved their long-term viability and may not be successful.
In each case, these brands and business initiatives will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand or new business initiative.
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
Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations.
Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity prices may cause volatility in our gross margins and net earnings.
We use or may use derivatives to hedge price risk for some of our principal ingredient and energy costs, including but not limited to coffee, butter, wheat, soybean oil, pork, beef, diesel fuel, gasoline and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements. We may experience volatile earnings as a result of these market factors.

Certain economic and business factors specific to the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates that are largely beyond our control may adversely affect consumer behavior and our results of operations.
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
Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations, and are providing them with training and support. However, the probability of opening, ultimate success and quality of any franchise restaurant rests with the franchisee. If the franchisee does not successfully open or operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We have initiated a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
Restaurant Properties – Continuing Operations
As of May 25, 2014, we operated 1,501 restaurants in the United States and Canada (consisting of 837 Olive Garden, 464 LongHorn Steakhouse, 54 The Capital Grille, 52 Yard House, 38 Seasons 52, 37 Bahama Breeze, and 15 Eddie V's), in the following locations:

Alabama (12)	Illinois (48)	Montana (2)	Rhode Island (3)
Alaska (2)	Indiana (32)	Nebraska (6)	South Carolina (29)
Arkansas (31)	Iowa (12)	Nevada (15)	South Dakota (3)
Arizona (38)	Kansas (20)	New Hampshire (10)	Tennessee (43)
California (102)	Kentucky (18)	New Jersey (46)	Texas (132)
Colorado (20)	Louisiana (16)	New Mexico (7)	Utah (15)
Connecticut (15)	Maine (9)	New York (42)	Vermont (2)
Delaware (5)	Maryland (31)	North Carolina (53)	Virginia (44)
District of Columbia (1)	Massachusetts (40)	North Dakota (6)	Washington (22)
Florida (172)	Michigan (33)	Ohio (69)	West Virginia (9)
Georgia (99)	Minnesota (15)	Oklahoma (13)	Wisconsin (18)
Hawaii (1)	Mississippi (12)	Oregon (9)	Wyoming (2)
Idaho (5)	Missouri (34)	Pennsylvania (72)	Canada (6)
Of these 1,501 restaurants open on May 25, 2014, 586 were located on owned sites and 915 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	668
Ground and Building Leases	46
Space/In-Line/Other Leases	201
Total	915
Restaurant Properties - Discontinued Operations
As of May 25, 2014, we operated 706 Red Lobster restaurants in the United States and Canada in the following locations that are reported as a component of discontinued operations:

Alabama (12)	Indiana (21)	Nevada (4)	Tennessee (18)
Arkansas (8)	Iowa (8)	New Jersey (17)	Texas (61)
Arizona (18)	Kansas (7)	New Mexico (7)	Utah (5)
California (44)	Kentucky (10)	New York (31)	Virginia (25)
Colorado (15)	Louisiana (4)	North Carolina (17)	Washington (10)
Connecticut (4)	Maryland (15)	North Dakota (3)	West Virginia (4)
Delaware (3)	Michigan (27)	Ohio (40)	Wisconsin (8)
Florida (64)	Minnesota (12)	Oklahoma (10)	Wyoming (2)
Georgia (32)	Mississippi (6)	Oregon (5)	Canada (27)
Hawaii (1)	Missouri (16)	Pennsylvania (33)
Idaho (4)	Montana (1)	South Carolina (13)
Illinois (27)	Nebraska (5)	South Dakota (2)
Of these 706 restaurants open on May 25, 2014, 474 were located on owned sites and 232 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	172
Ground and Building Leases	25
Space/In-Line/Other Leases	35
Total	232
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

During fiscal 2013, we merged one of the REIT entities into another subsidiary of Darden Restaurants, Inc. The second REIT was merged into GMRI, Inc., our wholly-owned subsidiary, during fiscal 2014. As a result of these mergers, all restaurant property that was previously owned by the merged REITs was returned to Darden corporate entities that operate the corresponding restaurants at the sites. For financial reporting purposes, the second REIT is included in our consolidated financial statements during a portion of fiscal 2014.
In connection with the sale and lease back of our former Restaurant Support Center buildings, we purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. The Restaurant Support Center campus at this new location offers a more collaborative and unified environment with additional room for future growth. During fiscal year 2013, we commenced the first phase of hotel/retail development on the adjacent parcels of land to our Restaurant Support Center buildings. The first phase of hotel/retail development includes construction of a 128-room hotel by an unaffiliated third party hotel operator. The hotel will be utilized as lodging for those attending training sessions at our Restaurant Support Center.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2014 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2014 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2014, there were approximately 41,859 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2014 and 2013 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2014 Annual Report to Shareholders is incorporated herein by reference. We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 25, 2014. Since commencing our repurchase program in December 1995, we have repurchased a total of 171.9 million shares through May 25, 2014 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
February 24, 2014 through March 30, 2014	—	—	—	15,453,642
March 31, 2014 through April 27, 2014	—	—	—	15,453,642
April 28, 2014 through May 25, 2014	47	$50.47	47	15,453,595
Total	47	$50.47	47	15,453,595

(1)
All of the shares purchased during the quarter ended May 25, 2014 were purchased as part of our repurchase program, the most recent authority for which was announced in a press release issued on December 20, 2010. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and reduce the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2010 through 2014 contained in the Five-Year Financial Summary in our 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2014 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 25, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 25, 2014.
During the fiscal quarter ended May 25, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2014 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Proposal 1 – Election of Directors,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012.

Consolidated Balance Sheets at May 25, 2014 and May 26, 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012.

Consolidated Statements of Cash Flows for the fiscal years ended May 25, 2014, May 26, 2013 and May 27, 2012.

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

Date:	July 18, 2014	DARDEN RESTAURANTS, INC.

		By:	/s/ Clarence Otis, Jr.
Clarence Otis, Jr., Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clarence Otis, Jr.	Director, Chairman of the Board and Chief Executive Officer (Principal executive officer)	July 18, 2014
Clarence Otis, Jr.

/s/ C. Bradford Richmond	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	July 18, 2014
C. Bradford Richmond

/s/ Michael W. Barnes*	Director
Michael W. Barnes

/s/ Leonard L. Berry*	Director
Leonard L. Berry

/s/ Christopher J. Fraleigh*	Director
Christopher J. Fraleigh

/s/ Victoria D. Harker*	Director
Victoria D. Harker

/s/ David H. Hughes*	Director
David H. Hughes

/s/ Charles A. Ledsinger, Jr.*	Director
Charles A. Ledsinger, Jr.

/s/ William M. Lewis, Jr.*	Director
William M. Lewis, Jr.

/s/ Cornelius McGillicuddy, III* **	Director
Cornelius McGillicuddy, III

/s/ Michael D. Rose*	Director
Michael D. Rose

/s/ Maria A. Sastre*	Director
Maria A. Sastre

/s/ William S. Simon*	Director
William S. Simon

*By:	/s/ Teresa M. Sebastian
Teresa M. Sebastian, Attorney-In-Fact
July 18, 2014

**	Popularly known as Senator Connie Mack, III. Senator Mack signs legal documents, including this Form 10-K, under his legal name of Cornelius McGillicuddy, III.

EXHIBIT INDEX
Exhibit Number	Title

2(a)
Asset and Stock Purchase Agreement, dated as of May 15, 2014, by and between Darden Restaurants, Inc. and RL Acquisition LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed May 23, 2014).

2(b)
Agreement and Plan of Merger, dated as of July 12, 2012, by and among Darden Restaurants, Inc., Stout Acquisition Corp., Yard House USA, Inc., and certain stockholders of Yard House USA, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 12, 2012).

3(a)
Articles of Incorporation as amended May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 29, 2005 filed July 29, 2005).

3(b)	Bylaws as amended effective March 19, 2014 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed March 24, 2014).

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

4(d)
Officers’ Certificate and Authentication Order, dated August 9, 2005, for the 6.000% Senior Notes due 2035 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 11, 2005).

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

*10(a)
Darden Restaurants, Inc. Stock Option and Long-Term Incentive Plan of 1995, as amended March 19, 2003 (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended February 23, 2003).

*10(b)
Darden Restaurants, Inc. FlexComp Plan, as amended (incorporated herein by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the quarter ended November 23, 2008).

*10(c)
Darden Restaurants, Inc. Stock Plan for Directors, as amended (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended November 23, 2008).

*10(d)
Darden Restaurants, Inc. Compensation Plan for Non-Employee Directors, as amended (incorporated herein by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended November 23, 2008).

*10(e)
Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(e) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(f)
Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated herein by reference to Exhibit 10 to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the quarter ended February 27, 2011).

*10(g)
Form of Amended and Restated Management Continuity Agreement between Darden Restaurants, Inc. and our executive officers (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(h)
Darden Restaurants, Inc. Restaurant Management and Employee Stock Plan of 2000, as amended June 19, 2003 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 25, 2003, filed August 22, 2003).

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

10(k)
First Amendment to Credit Agreement, dated as of October 24, 2013, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 30, 2013).

*10(l)
Darden Restaurants, Inc. Director Compensation Program, as amended (incorporated herein by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended November 23, 2008).

*10(m)
Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(o) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(n)
Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(p) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(o)
Form of fiscal 2014 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (United States) (incorporated herein by reference to Exhibit 10(n) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 26, 2013, filed July 19, 2013).

*10(p)
Form of Amendment to Exhibit A to the form of fiscal 2009 Performance Stock Unit Award Agreements under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(t) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(q)
Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended June 29, 2003).

*10(r)
First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(s)
Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(t)
Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(u)
Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000-19924) for fiscal year ended December 31, 2006).

*10(v)
Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(w)
RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(aa) to our Annual Report on Form 10-K (Commission File No. 000-19924)for the fiscal year ended May 31, 2009, filed July 24, 2009).

10(x)
Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(bb) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

10(y)
Term Loan Agreement, dated as of August 22, 2012, among Darden Restaurants, Inc. and certain lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99 to our Current Report on Form 8-K filed August 28, 2012).

*10(z)	Agreement, dated November 22, 2013, between Darden Restaurants, Inc. and Andrew H. Madsen (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2013).

*10(aa)
Letter Agreement, dated December 18, 2013, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 24, 2013).

*10(bb)	Agreement, dated May 23, 2014, between Darden Restaurants, Inc. and David T. Pickens (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2014).

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2014 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.