Form 10-Q
period 2014-08-24
DARDEN RESTAURANTS INC
filed 2014-10-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2014: 132,647,480 (excluding 1,286,019 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 24, 2014	August 25, 2013
Sales	$1,595.8	$1,531.5
Costs and expenses:
Cost of sales:
Food and beverage	502.0	454.1
Restaurant labor	508.3	491.4
Restaurant expenses	272.3	262.6
Total cost of sales, excluding restaurant depreciation and amortization of $72.6 and $68.9, respectively	$1,282.6	$1,208.1
Selling, general and administrative	160.0	165.6
Depreciation and amortization	78.7	74.2
Interest, net	111.3	32.8
Asset impairment, net	6.9	1.0
Total costs and expenses	$1,639.5	$1,481.7
(Loss) earnings before income taxes	(43.7)	49.8
Income tax (benefit) expense	(24.4)	7.6
(Loss) earnings from continuing operations	$(19.3)	$42.2
Earnings from discontinued operations, net of tax expense of $320.7 and $10.7, respectively	522.5	28.0
Net earnings	$503.2	$70.2
Basic net earnings per share:
(Loss) earnings from continuing operations	$(0.14)	$0.32
Earnings from discontinued operations	3.95	0.22
Net earnings	$3.81	$0.54
Diluted net earnings per share:
(Loss) earnings from continuing operations	$(0.14)	$0.32
Earnings from discontinued operations	3.95	0.21
Net earnings	$3.81	$0.53
Average number of common shares outstanding:
Basic	132.2	130.2
Diluted	132.2	132.6
Dividends declared per common share	$0.55	$0.55

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2014	August 25, 2013
Net earnings	$503.2	$70.2
Other comprehensive income (loss):
Foreign currency adjustment	1.5	(1.0)
Change in fair value of marketable securities, net of taxes of $0.0 and $(0.1), respectively	(0.1)	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $15.4 and $(1.0), respectively	23.9	(2.1)
Amortization of unrecognized net actuarial loss, net of taxes of $0.5 and $1.0, respectively	0.3	1.6
Other comprehensive income (loss)	$25.6	$(1.6)
Total comprehensive income	$528.8	$68.6
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 24, 2014	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413.7	$98.3
Receivables, net	86.2	83.8
Inventories	201.6	196.8
Prepaid income taxes	—	10.9
Prepaid expenses and other current assets	75.1	72.3
Deferred income taxes	173.0	124.0
Assets held for sale	54.3	1,390.3
Total current assets	$1,003.9	$1,976.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,083.8 and $2,050.2, respectively	3,380.0	3,381.0
Goodwill	872.5	872.5
Trademarks	574.6	574.6
Other assets	293.1	296.2
Total assets	$6,124.1	$7,100.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212.5	$233.1
Short-term debt	—	207.6
Accrued payroll	101.0	125.7
Accrued income taxes	337.0	—
Other accrued taxes	65.9	64.5
Unearned revenues	266.4	299.7
Current portion of long-term debt	115.0	15.0
Other current liabilities	504.0	457.4
Liabilities associated with assets held for sale	—	215.5
Total current liabilities	$1,601.8	$1,618.5
Long-term debt, less current portion	1,468.5	2,481.4
Deferred income taxes	285.4	286.1
Deferred rent	212.6	206.2
Obligations under capital leases, net of current installments	51.4	52.0
Other liabilities	376.5	299.6
Total liabilities	$3,996.2	$4,943.8
Stockholders’ equity:
Common stock and surplus	$817.0	$1,302.2
Retained earnings	1,426.1	995.8
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(102.5)	(128.1)
Unearned compensation	(4.9)	(5.2)
Total stockholders’ equity	$2,127.9	$2,156.9
Total liabilities and stockholders’ equity	$6,124.1	$7,100.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 24, 2014 and August 25, 2013
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 25, 2014	$1,302.2	$995.8	$(7.8)	$(128.1)	$(5.2)	$2,156.9
Net earnings	—	503.2	—	—	—	503.2
Other comprehensive income	—	—	—	25.6	—	25.6
Dividends declared	—	(72.4)	—	—	—	(72.4)
Stock option exercises (0.2 shares)	7.7	—	—	—	—	7.7
Stock-based compensation	4.6	—	—	—	—	4.6
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	1.0	—	—	—	—	1.0
Repurchases of common stock (0.0 shares)	(0.1)	(0.5)	—	—	—	(0.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.6	—	—	—	—	1.6
Accelerated share repurchase program	(500.0)	—	—	—	—	(500.0)
Balance at August 24, 2014	$817.0	$1,426.1	$(7.8)	$(102.5)	$(4.9)	$2,127.9

Balance at May 26, 2013	$1,207.6	$998.9	$(8.1)	$(132.8)	$(6.1)	$2,059.5
Net earnings	—	70.2	—	—	—	70.2
Other comprehensive income (loss)	—	—	—	(1.6)	—	(1.6)
Dividends declared	—	(72.0)	—	—	—	(72.0)
Stock option exercises (0.2 shares)	6.2	—	0.2	—	—	6.4
Stock-based compensation	5.7	—	—	—	—	5.7
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	1.6	—	—	—	—	1.6
Repurchases of common stock (0.0 shares)	(0.1)	(0.3)	—	—	—	(0.4)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.8	—	—	—	—	1.8
Balance at August 25, 2013	$1,222.8	$996.8	$(7.9)	$(134.4)	$(5.8)	$2,071.5
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2014	August 25, 2013
Cash flows—operating activities
Net earnings	$503.2	$70.2
Earnings from discontinued operations, net of tax	(522.5)	(28.0)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	78.7	74.2
Asset impairment charges	6.9	1.0
Amortization of loan costs and losses on interest-rate related derivatives	3.0	3.4
Stock-based compensation expense	6.2	8.7
Change in current assets and liabilities	(62.3)	(17.3)
Contributions to pension and postretirement plans	(0.3)	(0.5)
Loss on disposal of land, buildings and equipment	1.9	0.1
Change in cash surrender value of trust-owned life insurance	(2.6)	(1.6)
Deferred income taxes	(22.6)	(5.7)
Change in deferred rent	6.7	7.6
Change in other assets and liabilities	(1.4)	7.3
Loss on extinguishment of debt	80.0	—
Other, net	2.1	3.0
Net cash provided by operating activities of continuing operations	$77.0	$122.4
Cash flows—investing activities
Purchases of land, buildings and equipment	(81.7)	(120.4)
Proceeds from disposal of land, buildings and equipment	—	1.6
Proceeds from sale of marketable securities	5.1	—
Increase in other assets	(3.9)	(8.6)
Net cash used in investing activities of continuing operations	$(80.5)	$(127.4)
Cash flows—financing activities
Proceeds from issuance of common stock	9.3	8.2
Income tax benefits credited to equity	1.0	1.6
Dividends paid	(72.8)	(71.7)
Repurchases of common stock	(0.6)	(0.4)
ESOP note receivable repayment	0.3	0.3
Proceeds from issuance of short-term debt	377.4	508.7
Repayments of short-term debt	(585.0)	(461.2)
Repayment of long-term debt	(949.9)	—
Principal payments on capital leases	(0.5)	(0.5)
Payment for accelerated share repurchase program	(500.0)	—
Proceeds from financing lease obligation	93.1	—
Net cash used in financing activities of continuing operations	$(1,627.7)	$(15.0)
Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(32.4)	94.6
Net cash provided by (used in) investing activities of discontinued operations	1,979.0	(53.9)
Net cash provided by discontinued operations	$1,946.6	$40.7

Increase in cash and cash equivalents	315.4	20.7
Cash and cash equivalents - beginning of period	98.3	88.2
Cash and cash equivalents - end of period	$413.7	$108.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 24, 2014	August 25, 2013
Cash flows from changes in current assets and liabilities
Receivables, net	12.5	3.9
Inventories	26.8	5.6
Prepaid expenses and other current assets	10.1	(7.8)
Accounts payable	(39.8)	9.3
Accrued payroll	(16.7)	(7.6)
Prepaid/accrued income taxes	(18.5)	8.2
Other accrued taxes	3.4	0.4
Unearned revenues	(25.1)	(20.7)
Other current liabilities	(15.0)	(8.6)
Change in current assets and liabilities	$(62.3)	$(17.3)

Supplemental schedule of noncash investing activities:
Increase in land, buildings and equipment through accrued purchases	$30.5	$48.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53 week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 31, 2015 will contain 53 weeks of operation. Operating results for the quarter ended August 24, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.
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
Red Lobster Sale
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities and closed on the sale on July 28, 2014. For the quarters ended August 24, 2014 and August 25, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to Red Lobster and two closed synergy locations, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented. See Note 2 - Dispositions for additional information.
Note 2.Dispositions
On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants, however, as of August 24, 2014, 37 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next 12 months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale and recognition of the gain on the related proceeds was deferred. The proceeds of approximately $80.7 million associated with landlord consents are classified as other current liabilities on our consolidated balance sheet as of August 24, 2014. As the landlord consents and remaining contractual requirements are satisfied, we will derecognize the related assets and record the commensurate gain on the transaction. In conjunction with the sale of Red Lobster, there were 19 locations where Red Lobster shared a land parcel with another Darden brand. The land and related buildings for these 19 Darden locations were included in the sale transaction and simultaneously leased back to Darden. The proceeds associated with the sale of these properties are classified as a financing lease obligation on our consolidated balance sheet as a component of other liabilities and the associated lease payments will amortize the obligation over the life of the properties. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants.
As of August 24, 2014, we have received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. For the quarter ended August 24, 2014, we recognized a gain on the sale of Red Lobster of $817.2 million, which is included in earnings from discontinued operations in our consolidated statement of earnings.
For the quarters ended August 24, 2014 and August 25, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented. No amounts for shared general and administrative operating support expense or interest expense were allocated to discontinued operations. Assets associated with those restaurants not yet disposed of, that are considered held for sale, have been segregated from continuing operations and presented as assets held for sale on our accompanying consolidated

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

balance sheets. Earnings from discontinued operations, net of taxes in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Sales	$400.4	$627.0

Earnings before income taxes	843.2	38.7
Income tax expense	320.7	10.7
Earnings from discontinued operations, net of tax	$522.5	$28.0

The following table presents the carrying amounts of the major classes of assets and liabilities associated with the restaurants reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets:

(in millions)	August 24, 2014	May 25, 2014
Current assets	$—	$241.0
Land, buildings and equipment, net	54.3	1,084.8
Other assets	—	64.5
Total assets	$54.3	$1,390.3

Current liabilities	$—	$130.6
Other liabilities	—	84.9
Total liabilities	$—	$215.5

Note 3.Supplemental Cash Flow Information

	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Interest paid, net of amounts capitalized	$54.0	$9.0
Income taxes paid, net of refunds	10.2	19.0
For the three months ended August 24, 2014, interest paid includes costs associated with the retirement of long-term debt (see Note 13 - Long-Term Debt for further information), of $34.9 million in addition to $12.2 million of interest accrued through the date of the retirement.
Note 4.Stock-Based Compensation
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted
	Three Months Ended
	August 24, 2014	August 25, 2013
Weighted-average fair value	$10.35	$12.07
Dividend yield	4.5%	4.4%
Expected volatility of stock	37.3%	39.6%
Risk-free interest rate	2.1%	1.9%
Expected option life (in years)	6.5	6.4

The following table presents a summary of our stock-based compensation activity for the three months ended August 24, 2014:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	11.2	0.2	2.1	0.3
Awards granted	1.0	—	0.5	0.1
Awards exercised	(0.2)	—	(0.4)	(0.1)
Awards forfeited	(0.2)	—	(0.6)	(0.2)
Performance unit adjustment	—	—	—	0.4
Outstanding end of period	11.8	0.2	1.6	0.5
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Stock options	$3.2	$4.2
Restricted stock/restricted stock units	0.4	0.4
Darden stock units	1.3	1.8
Performance stock units	0.9	1.8
Employee stock purchase plan	0.4	0.5
Total stock-based compensation expense	$6.2	$8.7
As of the effective date of the Red Lobster sale, all outstanding, unvested stock options, restricted stock and Darden stock units held by Darden employees that transferred to Red Lobster were either vested on a pro-rata basis or canceled. Approximately 23.7 thousand performance stock units remain outstanding and are expected to be settled on a pro-rata basis on the scheduled dates in the first quarter of fiscal 2016 and 2017 when the applicable performance factors are determined.
Note 5.Income Taxes
The effective income tax rate of 55.8 percent for the quarter ended August 24, 2014 reflected a tax benefit of $24.4 million on a loss before income taxes from continuing operations of $43.7 million. The effective income tax rate of 15.3 percent for the quarter ended August 25, 2013 reflected tax expense of $7.6 million on earnings before income taxes from continuing operations of $49.8 million. The change in the effective income tax rate for the quarter ended August 24, 2014 as compared to the quarter ended August 25, 2013 is primarily attributable to a $30.6 million tax benefit related to $80.0 million of debt breakage costs associated with the retirement of long-term debt. Excluding the impact of these costs and the related tax benefit, our effective income tax rate for the quarter ended August 24, 2014 would have been approximately 17.0 percent.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in our remaining balance of unrecognized tax benefits is $27.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Anti-dilutive stock options and restricted stock	6.4	3.4

Note 7.Stockholders' Equity
Share Repurchase Program
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers), which were amended and restated in September 2014 solely to address non-substantive technical clarifications. The ASR program provides for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and will receive an initial delivery of approximately 8.6 million shares in October 2014, which represents approximately 80.0 percent of the total shares that will be repurchased under the ASR transactions based on current share prices. After consideration of the provisions of Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we concluded that the transaction qualifies for permanent equity classification. Accordingly, the $500.0 million payment was recorded as a reduction to shareholders’ equity and is reflected in common stock and surplus on our consolidated balance sheet as of August 24, 2014. The total number of shares we ultimately purchase in ASR transactions will be determined based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASR transactions, less an agreed discount, and is subject to certain adjustments under the agreements. The agreements contemplate that final settlement is expected to occur in, or prior to, December 2014, although the completion date may be accelerated or, under certain circumstances, extended.  At settlement, we may be entitled to receive additional shares of our common stock from a Dealer or, under certain circumstances, may be required to deliver shares or make a cash payment (at our option) to a Dealer. As of August 24, 2014, no shares repurchased under this program have been delivered and there was no impact on our weighted average number of common shares outstanding for the quarter ended August 24, 2014.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended August 24, 2014 and August 25, 2013 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 25, 2014	$(4.7)	$0.1	$(50.4)	$(73.1)	$(128.1)
Gain (loss)	(1.2)	(0.1)	(2.0)	—	(3.3)
Reclassification realized in net earnings	2.7	—	25.9	0.3	28.9
Balance at August 24, 2014	$(3.2)	$—	$(26.5)	$(72.8)	$(102.5)

Balance at May 26, 2013	$(1.8)	$0.2	$(53.8)	$(77.4)	$(132.8)
Gain (loss)	(1.0)	(0.1)	(4.4)	—	(5.5)
Reclassification realized in net earnings	—	—	2.3	1.6	3.9
Balance at August 25, 2013	$(2.8)	$0.1	$(55.9)	$(75.8)	$(134.4)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 24, 2014	August 25, 2013
Derivatives
Commodity contracts	(1)	$—	$(0.2)
Equity contracts	(2)	(0.9)	(0.7)
Interest rate contracts	Interest, net	(40.5)	(2.6)
Foreign currency contracts	(2)	—	0.1
	Total before tax	$(41.4)	$(3.4)
	Tax benefit	15.5	1.1
	Net of tax	$(25.9)	$(2.3)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.6)	$(2.3)
Recognized net actuarial loss - other plans	(4)	(0.2)	(0.3)
	Total before tax	$(0.8)	$(2.6)
	Tax benefit	0.5	1.0
	Net of tax	$(0.3)	$(1.6)

(1)	Primarily included in cost of sales. See Note 9 for additional details.

(2)	Primarily included in cost of sales and selling, general and administrative expenses. See Note 9 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and selling, general and administrative expenses. See Note 8 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of selling, general and administrative expenses.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Service cost	$0.2	$1.1
Interest cost	2.1	2.5
Expected return on plan assets	(3.1)	(4.3)
Recognized net actuarial loss	0.5	2.3
Net periodic benefit cost	$(0.3)	$1.6

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 24, 2014	August 25, 2013
Service cost	$0.2	$0.2
Interest cost	0.4	0.3
Recognized net actuarial loss	0.1	—
Net periodic benefit cost	$0.7	$0.5
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 24, 2014, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional values of our derivative contracts are as follows:

	Notional Values
(in millions)	August 24, 2014	May 25, 2014
Derivative contracts designated as hedging instruments
Commodities	$—	$0.9
Foreign currency	—	0.3
Interest rate swaps	200.0	200.0
Equity forwards	18.0	20.6
Derivative contracts not designated as hedging instruments
Equity forwards	$45.1	$47.4
We are currently party to interest-rate swap agreements with $200.0 million of notional value to limit the risk of changes in fair value of a portion of the $121.9 million 4.500 percent senior notes due October 2021 and a portion of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended August 24, 2014 and August 25, 2013, $0.5 million and $0.5 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of August 24, 2014, we were party to equity forward contracts that were indexed to 0.8 million shares of our common stock, at varying forward rates between $31.19 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.2 million shares of our common stock at forward rates between $46.17 and $51.95 per share, can only be net settled in cash and expire between fiscal 2016 and 2019. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within selling, general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our derivative contracts are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		August 24, 2014	May 25, 2014	August 24, 2014	May 25, 2014
Derivative contracts designated as hedging instruments
Equity forwards	(1)	0.5	—	—	(0.5)
Interest rate related	(1)	2.3	1.6	—	—
Foreign currency forwards	(1)	—	0.1	—	—
		$2.8	$1.7	$—	$(0.5)
Derivative contracts not designated as hedging instruments
Equity forwards	(1)	0.8	—	—	(1.2)
		$0.8	$—	$—	$(1.2)
Total derivative contracts		$3.6	$1.7	$—	$(1.7)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	August 24, 2014	August 25, 2013		August 24, 2014	August 25, 2013		August 24, 2014	August 25, 2013
Commodity	$—	$(0.4)	(2)	$—	$(0.2)	(2)	$—	$—
Equity	(2.0)	(4.3)	(3)	(0.9)	(0.7)	(3)	0.3	0.3
Interest rate	—	—	Interest, net	(40.5)	(2.6)	Interest, net	—	—
Foreign currency	—	0.2	(4)	—	0.1	(4)	—	—
	$(2.0)	$(4.5)		$(41.4)	$(3.4)		$0.3	$0.3

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	August 24, 2014	August 25, 2013			August 24, 2014	August 25, 2013
Interest rate	$0.7	$(4.9)	Interest, net	Fixed-rate debt	$(0.7)	$4.9	Interest, net

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended
		August 24, 2014	August 25, 2013
(in millions)
Commodity contracts	Cost of Sales (1)	$—	$(0.5)
Equity forwards	Cost of Sales (2)	(0.6)	(1.5)
Equity forwards	Selling, General and Administrative	(1.8)	(4.0)
		$(2.4)	$(6.0)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 24, 2014, we expect to reclassify $5.2 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months based on the maturity of our equity forward contracts and amortization of deferred losses on settled interest-rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements
The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected on our consolidated balance sheets as of August 24, 2014 and May 25, 2014:

Items Measured at Fair Value at August 24, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$5.6	$—	$5.6	$—
U.S. Treasury securities	(2)	5.1	5.1	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Equity forwards	(3)	1.3	—	1.3	—
Interest rate swaps	(4)	2.3	—	2.3	—
Foreign currency forwards	(5)	—	—	—	—
Total		$16.9	$5.1	$11.8	$—

Items Measured at Fair Value at May 25, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$9.7	$—	$9.7	$—
U.S. Treasury securities	(2)	6.1	6.1	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Equity forwards	(3)	(1.7)	—	(1.7)	—
Interest rate locks & swaps	(4)	1.6	—	1.6	—
Foreign currency forwards	(5)	0.1	—	0.1	—
Total		$18.4	$6.1	$12.3	$—

(1)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(2)	The fair value of our U.S. Treasury securities is based on closing market prices.

(3)	The fair value of our equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(4)	The fair value of our interest rate lock and swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.

(5)	The fair value of our foreign currency forward contracts is based on closing forward exchange market prices, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of August 24, 2014, was $1.58 billion and $1.69 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 25, 2014, was $2.50 billion and $2.63 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of August 24, 2014 and May 25, 2014 were not material.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 24, 2014 and May 25, 2014, we had $124.2 million and $113.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 24, 2014 and May 25, 2014, we had $14.5 million and $17.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 24, 2014 and May 25, 2014, we had $138.3 million and $3.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our pre-tax cost of capital as of August 24, 2014 and May 25, 2014, amounted to $105.3 million and $2.7 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2044.
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
In September 2012, a collective action under the Fair Labor Standards Act was filed in the United States District Court for the Southern District of Florida, Alequin v. Darden Restaurants, Inc., in which named plaintiffs claim that the Company required or allowed certain employees at Olive Garden, Red Lobster, LongHorn Steakhouse, Bahama Breeze and Seasons 52  to work off the clock and required them to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay.  The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees.  In July 2013, the United States District Court for the Southern District of Florida conditionally certified a nationwide class of servers and bartenders who worked in the aforementioned restaurants at any point from September 6, 2009 through September 6, 2012.  Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out” following the issuance of a notice.  Out of the approximately 217,000 opt-in notices distributed, 20,225 were returned. In June 2014, the Company filed a motion seeking to have the class de-certified. In September 2014, the court granted the Company’s motion to decertify the class which resulted in the dismissal of all opt-ins. Unless the Plaintiffs’ appeal the Court’s decision, only the claims of the original named plaintiffs remain. We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
Note 12. Workforce Reduction Costs
During fiscal 2014, we performed comprehensive reviews of our operations and support structure resulting in changes in our growth plans and related support structure needs. As a result, we had workforce reductions and program spending cuts in September 2013 (September 2013 Plan), January 2014 (January 2014 Plan) and May 2014 (May 2014 Plan). In accordance with these actions, we incurred employee termination benefits costs and other costs. The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities in our consolidated balance sheet as of August 24, 2014:

(in millions)	September 2013 Plan	January 2014 Plan	May 2014 Plan	Payments	Adjustments	Balance at August 24, 2014
Employee termination benefits (1)	$7.7	$0.7	$5.0	$(8.0)	$(0.6)	$4.8
Other	0.8	0.1	0.2	(0.7)	(0.2)	0.2
Total	$8.5	$0.8	$5.2	$(8.7)	$(0.8)	$5.0

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect the remaining liability to be paid by the first quarter of fiscal 2017.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Long-Term Debt
In the first quarter of fiscal 2015, we completed the retirement of approximately $900.0 million of the previously announced $1.00 billion aggregate principal retirement of long-term debt. The $900.0 million retirement was comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $331.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019 and $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024. The retirement of the remaining $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016 called for redemption was completed early in the second quarter of fiscal 2015 and was reflected on our consolidated balance sheet as of August 24, 2014 as current portion of long-term debt.
During the first quarter of fiscal 2015, we recorded approximately $80.0 million of expenses associated with the $900.0 million aggregate principal retirement including cash costs of approximately $34.9 million for repurchase premiums and make-whole amounts and non-cash charges of approximately $45.1 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statement of earnings for the quarter ended August 24, 2014. Subsequent to our first quarter of fiscal 2015, we incurred an additional $10.5 million of expenses associated with the retirement of the $100.0 million 7.125 percent debentures.
Note 14. Asset Impairment, Net
During the fiscal quarters ended August 24, 2014 and August 25, 2013, we recognized long-lived asset impairment charges of $6.9 million ($4.3 million net of tax) and $1.0 million ($0.6 million net of tax), respectively. Impairment charges resulted primarily from the carrying value of restaurant assets exceeding the estimated fair market value, which is based on projected cash flows. These costs are included in asset impairments, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.
Note 15. Application of New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014, which will require us to adopt these provisions in the first quarter of fiscal 2016. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.
Note 16. Subsequent Events
On September 10, 2014, the Board of Directors declared a cash dividend of $0.55 per share to be paid November 3, 2014 to all shareholders of record as of the close of business on October 10, 2014.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 24, 2014 and August 25, 2013.  Additionally, this information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and impairment charges for Red Lobster and two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended
	August 24, 2014	August 25, 2013
Sales	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.5	29.7
Restaurant labor	31.9	32.1
Restaurant expenses	17.0	17.1
Total cost of sales, excluding restaurant depreciation and amortization of 4.5% and 4.5%	80.4%	78.9%
Selling, general and administrative	10.0	10.8
Depreciation and amortization	4.9	4.8
Interest, net	7.0	2.1
Asset impairment, net	0.4%	0.1%
Total costs and expenses	102.7%	96.7%
(Loss) earnings before income taxes	(2.7)	3.3
Income taxes	(1.5)	0.5
(Loss) earnings from continuing operations	(1.2)	2.8
Earnings (losses) from discontinued operations	32.7	1.8
Net earnings	31.5%	4.6%
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2015, compared with the number open at the end of fiscal 2014 and the end of the first quarter of fiscal 2014.

	August 24, 2014	May 25, 2014	August 25, 2013
Olive Garden – USA	834	831	826
Olive Garden – Canada	6	6	6
Total Olive Garden	840	837	832
LongHorn Steakhouse	465	464	438
The Capital Grille	54	54	50
Bahama Breeze	37	37	36
Seasons 52	40	38	31
Eddie V's	15	15	12
Yard House	53	52	46
Other (1)	—	4	4
Total - continuing operations	1,504	1,501	1,449

(1)	Represents synergy restaurants in operation. We completed the conversion of all remaining synergy restaurants into stand-alone Olive Garden restaurants during the first quarter of fiscal 2015.

OVERVIEW OF OPERATIONS
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities. On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants, however, as of August 24, 2014, 37 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next 12 months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale on our consolidated balance sheet and recognition of the gain on the related proceeds was deferred. As of August 24, 2014, we had received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. For the quarter ended August 24, 2014, we recognized a gain on the sale of Red Lobster of $817.2 million, which is included in earnings from discontinued operations in our consolidated statement of earnings. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants. See Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
For the quarters ended August 24, 2014 and August 25, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented.
Financial Highlights
Our sales from continuing operations were $1.60 billion for the first quarter of fiscal 2015, compared to $1.53 billion for the first quarter of fiscal 2014. The increase of 4.2 percent in sales for the first quarter of fiscal 2015 was primarily driven by revenue from the addition of 55 net new company-owned restaurants since the first quarter of fiscal 2014, a 2.1 percent blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House, and a 2.8 percent same-restaurant sales increase for LongHorn Steakhouse, partially offset by a 1.3 percent same-restaurant sales decrease for Olive Garden.
For the first quarter of fiscal 2015, our net loss from continuing operations was $19.3 million compared to net earnings from continuing operations of $42.2 million for the first quarter of fiscal 2014, and our diluted net loss per share from continuing operations was $0.14 for the first quarter of fiscal 2015 compared to diluted net earnings per share from continuing operations of $0.32 for the first quarter of fiscal 2014. Our diluted per share results from continuing operations for the first quarter of fiscal 2015 were adversely impacted by approximately $0.44, comprised of approximately $0.37 due to debt breakage costs related to the retirement of $900.0 million in principal of long-term debt, approximately $0.03 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and approximately $0.04 due to asset impairment charges.
Outlook
We expect same-restaurant sales in fiscal 2015 to range from flat to an increase of 1.0 percent for Olive Garden and an increase of 1.0 percent to 2.0 percent for LongHorn Steakhouse. We expect a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House of approximately 2.0 percent. Total sales from continuing operations in fiscal 2015 are expected to increase between 5.0 percent and 7.0 percent, including the impact of the 53rd week in fiscal 2015. We expect food and beverage expenses to be higher as a percent of sales based on our expectations of food cost inflation and we expect restaurant labor expenses to range from flat to slightly lower as a percent of sales. Despite costs we expect to incur in connection with the Red Lobster separation in fiscal 2015, we expect general and administrative expenses as a percent of sales to remain consistent with fiscal 2014. This is primarily due to cost savings generated from actions taken as a result of our restaurant support platform review. We expect our remaining expense line items, restaurant expenses and depreciation expense, to be relatively flat as a percent of sales. We expect diluted net earnings per share from continuing operations for fiscal 2015 to be above fiscal 2014 by between 30.0 percent and 35.0 percent, including the impact of the 53rd operating week. In fiscal 2015, we expect to add approximately 37 net new restaurants, and we expect capital expenditures incurred to build new restaurants and remodel existing restaurants to be between $325.0 million and $350.0 million.
SALES
Olive Garden’s sales of $913.5 million for the first quarter of fiscal 2015 were 0.5 percent below last year’s first fiscal quarter, driven by a U.S. same-restaurant sales decrease of 1.3 percent for the first quarter of fiscal 2015, partially offset by revenue from eight net new restaurants. The decrease in U.S. same-restaurant sales for the first quarter fiscal 2015 resulted from a 2.4 percent decrease in same-restaurant guest counts partially offset by a 1.1 percent increase in average check.
LongHorn Steakhouse’s sales of $356.9 million for the first quarter of fiscal 2015 were 9.7 percent above last fiscal year’s first quarter, driven by revenue from 27 net new restaurants combined with a same-restaurant sales increase of 2.8 percent for the first quarter of fiscal 2015. The increase in same-restaurant sales for the first quarter fiscal 2015 resulted from a 3.5 percent increase in average check partially offset by a 0.7 percent decrease in same-restaurant guest counts.
In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $322.3 million for the first quarter of fiscal 2015, which was 14.5 percent above last fiscal year’s first quarter, primarily driven by the incremental sales from 24 net new restaurants added since the first quarter of fiscal 2014 and same-restaurant sales increases for the first quarter of fiscal 2015 of 3.9 percent at The Capital Grille, 2.3 percent at Yard House, 1.1 percent at Bahama Breeze, and 2.5 percent at Eddie V's, partially offset by a decrease of 0.3 percent at Seasons 52.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended August 24, 2014 Compared to Quarter Ended August 25, 2013
Total costs and expenses were $1.64 billion and $1.48 billion for the quarters ended August 24, 2014 and August 25, 2013, respectively. As a percent of sales, total costs and expenses increased from 96.7 percent in the first quarter of fiscal 2014 to 102.7 percent in the first quarter of fiscal 2015.
Food and beverage costs were $502.0 million in the first quarter of fiscal 2015, an increase of $47.9 million, or 10.5 percent, from food and beverage costs of $454.1 million in the first quarter of fiscal 2014. As a percent of sales, food and beverage costs increased for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, as a result of food cost inflation, primarily seafood, dairy and beef, and increased costs for promotional items, partially offset by pricing and favorable menu mix. Restaurant labor costs were $508.3 million in the first quarter of fiscal 2015, an increase of $16.9 million, or 3.4 percent, from restaurant labor costs of $491.4 million in the first quarter of fiscal 2014. Restaurant labor costs as a percent of sales decreased for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily as a result of sales leverage. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $272.3 million in the first quarter of fiscal 2015, an increase of $9.7 million, or 3.7 percent, from restaurant expenses of $262.6 million in the first quarter of fiscal 2014. As a percent of sales, restaurant expenses decreased in the first quarter of fiscal 2015 primarily as a result of lower pre-opening costs and sales leverage.
Selling, general and administrative expenses were $160.0 million in the first quarter of fiscal 2015, a decrease of $5.6 million, or 3.4 percent, from selling, general and administrative expenses of $165.6 million in the first quarter of fiscal 2014. As a percent of sales, selling, general and administrative expenses decreased for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 primarily as a result of sales leverage and support cost savings net of costs related to implementation of the strategic action plan announced in December 2013.
Depreciation and amortization expense was $78.7 million in the first quarter of fiscal 2015, an increase of $4.5 million, or 6.1 percent, from depreciation and amortization expense of $74.2 million in the first quarter of fiscal 2014. As a percent of sales, depreciation and amortization expense increased for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily due to an increase in depreciable assets related to new restaurants and remodel activities.
Net interest expense was $111.3 million in the first quarter of fiscal 2015, an increase of $78.5 million, or 239.3 percent, from net interest expense of $32.8 million in the first quarter of fiscal 2014. As a percent of sales, net interest expense for the first quarter of fiscal 2015 increased compared to the first quarter of fiscal 2014 primarily due to $80.0 million of debt breakage costs related to the retirement of $900.0 million in principal of long-term debt.
INCOME TAXES
The effective income tax rate of 55.8 percent for the quarter ended August 24, 2014 reflected a tax benefit of $24.4 million on a loss before income taxes from continuing operations of $43.7 million. The effective income tax rate of 15.3 percent for the quarter ended August 25, 2013 reflected tax expense of $7.6 million on earnings before income taxes from continuing operations of $49.8 million. The change in the effective income tax rate for the quarter ended August 24, 2014 as compared to the quarter ended August 25, 2013 is primarily attributable to a $30.6 million tax benefit related to $80.0 million of debt breakage costs associated with the retirement of long-term debt. Excluding the impact of these costs and the related tax benefit, our effective income tax rate for the quarter ended August 24, 2014 would have been approximately 17.0 percent.

EARNINGS FROM DISCONTINUED OPERATIONS
On an after-tax basis, earnings from discontinued operations for the first quarter of fiscal 2015 were $522.5 million ($3.95 per diluted share) compared with earnings from discontinued operations for the first quarter of fiscal 2014 of $28.0 million ($0.21 per diluted share). In first quarter of fiscal 2015, we recorded a gain of $817.2 million on the sale of Red Lobster as described above.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 24, 2014, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018 and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.300 percent for LIBOR loans and 0.300 percent for base rate loans. As of August 24, 2014, we had no outstanding balances under the Revolving Credit Agreement.
In the first quarter of fiscal 2015, we completed the retirement of approximately $900.0 million of the previously announced $1.00 billion aggregate principal retirement of long-term debt. The $900.0 million retirement was comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $331.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019 and $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024. The retirement of the remaining $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016 called for redemption was completed early in the second quarter of fiscal 2015.
During the first quarter of fiscal 2015, we recorded approximately $80.0 million of expenses associated with the $900.0 million aggregate principal retirement including cash costs of approximately $34.9 million for repurchase premiums and make-whole amounts and non-cash charges of approximately $45.1 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statement of earnings for the quarter ended August 24, 2014. Subsequent to our first quarter of fiscal 2015, we incurred an additional $10.5 million of expenses associated with the retirement of the $100.0 million 7.125 percent debentures. Excluding these one-time retirement costs, we expect these debt retirements to reduce our interest expense by approximately $49.0 million annually.
As of August 24, 2014, our long-term debt consisted principally of:

•	$270.0 million unsecured, variable-rate, amortizing term loan, maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$121.9 million of unsecured 4.500 percent senior notes due in October 2021;

•	$118.1 million of unsecured 3.350 percent senior notes due in November 2022;

•	$10.0 million of unsecured 4.520 percent senior notes due in August 2024;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
We also had $115.0 million included in current liabilities as current portion of long-term debt as of August 24, 2014 comprised of $100.0 million of unsecured 7.125 percent debentures, repaid in the second quarter of fiscal 2015, and $15.0 million associated with the term loan, which reflects the annual principal amortization payment due in August 2015.
The interest rates on our $500.0 million senior notes due in October 2017 and $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 24, 2014, no adjustments to these interest rates had been made.
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

A summary of our contractual obligations and commercial commitments as of August 24, 2014 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	2,468.0	97.7	524.7	594.1	1,251.5
Operating Leases (2)	1,246.0	184.8	335.6	268.9	456.7
Purchase obligations (3)	497.9	449.0	48.9	—	—
Capital lease obligations (4)	84.3	5.6	11.6	12.0	55.1
Benefit obligations (5)	453.1	30.2	70.5	77.3	275.1
Unrecognized income tax benefits(6)	20.4	8.5	4.9	7.0	—
Total contractual obligations	$4,769.7	$775.8	$996.2	$959.3	$2,038.4
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (7)	$138.7	$138.7	$—	$—	$—
Guarantees (8)	138.3	30.1	49.2	30.5	28.5
Total commercial commitments	$277.0	$168.8	$49.2	$30.5	$28.5

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.0 percent. Excludes issuance discount of $3.8 million.

(2)	Includes financing lease obligations and associated imputed interest of $81.0 million over the life of the obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(4)	Capital lease obligations include imputed interest of $30.6 million over the life of the obligations.

(5)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2026.

(6)	Includes interest on unrecognized income tax benefits of $3.1 million, $2.5 million of which relates to contingencies expected to be resolved within one year.

(7)
Includes letters of credit for $124.2 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.3 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $14.2 million.

(8)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. Repurchased common stock has historically been reflected as a reduction of stockholders' equity. During the quarter ended August 24, 2014, we repurchased 11.8 thousand shares of our common stock compared to 7.7 thousand shares of our common stock during the quarter ended August 25, 2013. As of August 24, 2014, we have repurchased a total of 172.0 million shares of our common stock, 159.3 million of which have been retired and restored to authorized but unissued shares of common stock.
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers), which were amended and restated in September 2014 solely to address non-substantive technical clarifications. The ASR program provides for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and will receive an initial delivery of approximately 8.6 million shares in October 2014, which represents approximately 80.0 percent of the total shares that will be repurchased under the ASR transactions based on current share prices. After consideration of the provisions of Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we concluded that the transaction qualifies for permanent equity classification. Accordingly, the $500.0 million payment was recorded as a reduction to shareholders’ equity and is reflected in common stock and surplus on our consolidated balance sheet as of August 24, 2014. The total number of shares we ultimately purchase in ASR transactions will be determined based on the average of the daily volume-weighted average share price of our common stock over the duration of the ASR transactions, less an agreed discount, and is subject to certain adjustments under the agreements. The agreements contemplate that final settlement is expected to occur in, or prior to, December 2014, although the completion date may be accelerated or, under certain circumstances, extended.  At settlement, we may be entitled to receive additional shares of our common stock from a Dealer or, under certain circumstances, may be required to deliver shares or make a cash payment (at our option) to a Dealer. As of August 24, 2014, no shares repurchased under this program have been delivered and there was no impact on our weighted average number of common shares outstanding for the quarter ended August 24, 2014.
Net cash flows provided by operating activities of continuing operations decreased to $77.0 million for the first three months of fiscal 2015, from $122.4 million for the first three months of fiscal 2014. The decrease was primarily due to lower net earnings, current period activity of taxable timing differences and the timing of payments of accounts payable, partially offset by the timing of inventory purchases.
Net cash flows used in investing activities of continuing operations decreased to $80.5 million for the first three months of fiscal 2015, from $127.4 million for the first three months of fiscal 2014, and included capital expenditures of $81.7 million for the first three months of fiscal 2015 compared to $120.4 million for the first three months of fiscal 2014. Capital expenditures for the first three months of fiscal 2015 were lower primarily due to a decrease in new restaurant construction and remodel activity during fiscal 2015.
Net cash flows used in financing activities of continuing operations were $1.63 billion for the first three months of fiscal 2015, compared to net cash flows used in financing activities of $15.0 million for the first three months of fiscal 2014. Net cash flows used in financing activities for the first three months of fiscal 2015 included net repayments of short-term debt of $207.6 million as compared to net proceeds from the issuance of short-term debt of $47.5 million for the first three months of fiscal 2014. Net cash flows used in financing activities for the first three months of fiscal 2015 also reflected the retirement of approximately $900.0 million aggregate principal of long-term debt and a $500.0 million payment associated with the ASR agreements, mentioned above. Net cash flows used in financing activities also included $72.8 million in dividends paid for the first three months of fiscal 2015, compared to $71.7 million in dividends paid for the first three months of fiscal 2014. In June 2014, our Board of Directors approved a quarterly dividend of $0.55 per share, which indicates an annual dividend of $2.20 per share in fiscal 2015 which is consistent with our fiscal 2014 dividend.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2015.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2014 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 24, 2014, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.14 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.00 billion as of August 24, 2014, compared to $1.98 billion as of May 25, 2014. The decrease was primarily due the decrease in assets held for sale associated with the sale of Red Lobster.
Our current liabilities totaled $1.60 billion as of August 24, 2014, compared to $1.62 billion as of May 25, 2014. The decrease was primarily due to the repayment of short-term debt and the reduction of liabilities associated with assets held for sale partially offset by an increase in accrued income taxes and the reclassification of long-term debt maturing within the next year.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 25, 2014.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 15 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, projections for U.S. same-restaurant sales, total sales, diluted net earnings per share, and capital expenditures in fiscal 2015, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2014, and Part II, Item 1A of this report, which are summarized as follows:

•	Our ability to achieve the strategic plan to enhance shareholder value, including realizing the expected benefits from the sale of Red Lobster;

•	Our ability to respond to actions by activist shareholders, which can be costly and time-consuming, disrupt our operations and divert the attention of our management;

•	The proxy contest for the election of directors at our annual meeting, which could distract our management and can divert our resources;

•	Any costs associated with the proxy contest, including any costs associated with potential litigation;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

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

•	Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of other new business ventures, that have not yet proven their long-term viability;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity derivative instruments for other than trading purposes (see Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 24, 2014, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $31.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $104.2 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first three months of fiscal 2015 averaged $2.39 billion, with a high of $2.65 billion and a low of $1.69 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 24, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 24, 2014.
During the fiscal quarter ended August 24, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
The first four risk factors appearing in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2014 are replaced with the risk factors set forth below. Otherwise, there have been no material changes to the risk factors contained in our Annual Report.
Unsuccessful implementation of our strategic plan could materially and adversely affect our financial condition and results of operations.
Our strategic plan to enhance shareholder value, including the expected benefits from the Red Lobster Sale (Red Lobster Sale), may not be realized fully or may take longer to realize than expected. There can be no assurance that we will realize the anticipated benefits of the strategic plan, including any benefits from the Red Lobster Sale. Any inability to realize the anticipated benefits from the strategic plan could materially and adversely affect our financial condition and results of operations.
Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of the Company’s securities.
Certain shareholders have expressed opposition to the Company’s strategic plan and their intent to take actions designed to prevent full implementation of our strategic plan. Responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
The proxy contest initiated by a dissident shareholder has the potential to adversely affect our business, the market price of our common stock and impact agreements with management and third parties.
Starboard Value LP and its affiliates (Starboard) have nominated candidates for each director position to be elected at our 2014 annual meeting of shareholders (2014 Annual Meeting).
The proxy contest with Starboard or other activist activities, could adversely affect our business because:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•
perceived uncertainties as to our future direction, our ability to execute on our strategy plan, or changes to the composition of our Board or senior management team, including our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential future customers and suppliers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•
if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan, and this could in turn have a material adverse effect on our business prospects and on our results of operations and financial condition; and

•
we may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our Board, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above, the outcome of the proxy contest, or a threat of future shareholder activism.
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
Our Chief Executive Officer will be leaving our Company upon the earlier of December 31, 2014 or the election of his successor and, as a result, we will be undergoing a Chief Executive Officer transition, which could cause disruption to our business.
On July 28, 2014, we announced that Clarence Otis Jr., our Chief Executive Officer, would be stepping down as Chief Executive Officer of the Company.  Mr. Otis agreed to continue serving as Chief Executive Officer until the earlier of the appointment of his successor or December 31, 2014. We are in the process of searching for a new Chief Executive Officer. However, there is no guarantee that we will be able to find a suitable replacement on a timely basis. We face significant competition for an executive with the qualifications and experience we are seeking.  If we are unable to find a suitable permanent replacement before Mr. Otis leaves, we may seek to appoint an interim Chief Executive Officer. The prolonged absence of a permanent Chief Executive Officer could adversely impact our business and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 24, 2014. Since commencing repurchases in December 1995, we have repurchased a total of 172.0 million shares through August 24, 2014 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
May 26, 2014 through June 29, 2014	9,810	$49.71	9,810	15,443,785
June 30, 2014 through July 27, 2014	—	$—	—	15,443,785
July 28, 2014 through August 24, 2014	2,025	$44.94	2,025	15,441,760
Total	11,835	$48.89	11,835	15,441,760	(3)

(1)
All of the shares purchased during the quarter ended August 24, 2014 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

(3)
In July 2014, as part of the previously authorized repurchase program, we entered into accelerated share repurchase (ASR) agreements. Shares repurchased under the ASR program will reduce the number of remaining shares that are available for repurchase upon delivery. See Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 6.Exhibits
 The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	October 3, 2014	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
10.1	Amended and Restated Master Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014.
10.2	Amended and Restated Master Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014.
10.3	Amended and Restated Supplemental Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014.
10.4	Amended and Restated Supplemental Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014.
10.5*	Agreement, dated August 27, 2014, between Darden Restaurants, Inc. and Clarence Otis, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 28, 2014).
10.6*	Amendment to Darden Restaurants, Inc. FlexComp Plan, dated September 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2014).
12	Computation of Ratio of Consolidated Earnings to Fixed Charges.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.