Form 10-Q
period 2014-11-23
DARDEN RESTAURANTS INC
filed 2014-12-31
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2014: 124,045,968 (excluding 1,286,019 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2015, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Sales	$1,559.0	$1,485.6	$3,154.8	$3,017.0
Costs and expenses:
Cost of sales:
Food and beverage	485.5	447.0	987.5	901.1
Restaurant labor	506.8	491.6	1,015.1	983.0
Restaurant expenses	277.4	261.9	549.7	524.5
Total cost of sales, excluding restaurant depreciation and amortization of $73.4, $70.1 $146.0 and $139.0, respectively	$1,269.7	$1,200.5	$2,552.3	$2,408.6
Selling, general and administrative	190.4	174.7	350.4	340.1
Depreciation and amortization	80.1	75.5	158.8	149.7
Interest, net	33.7	32.9	145.0	65.7
Asset impairment, net	39.7	0.2	46.6	1.2
Total costs and expenses	$1,613.6	$1,483.8	$3,253.1	$2,965.3
(Loss) earnings before income taxes	(54.6)	1.8	(98.3)	51.7
Income tax (benefit) expense	(23.8)	(4.2)	(48.2)	3.4
(Loss) earnings from continuing operations	$(30.8)	$6.0	$(50.1)	$48.3
(Loss) earnings from discontinued operations, net of tax (benefit) expense of $(1.5), $2.5, $319.3 and $13.2, respectively	(2.0)	13.8	520.5	41.7
Net (loss) earnings	$(32.8)	$19.8	$470.4	$90.0
Basic net earnings per share:
(Loss) earnings from continuing operations	$(0.24)	$0.05	$(0.39)	$0.37
(Loss) earnings from discontinued operations	(0.02)	0.10	4.01	0.32
Net (loss) earnings	$(0.26)	$0.15	$3.62	$0.69
Diluted net earnings per share:
(Loss) earnings from continuing operations	$(0.24)	$0.05	$(0.39)	$0.36
(Loss) earnings from discontinued operations	(0.02)	0.10	4.01	0.32
Net (loss) earnings	$(0.26)	$0.15	$3.62	$0.68
Average number of common shares outstanding:
Basic	127.7	130.6	130.0	130.4
Diluted	127.7	132.8	130.0	132.7
Dividends declared per common share	$0.55	$0.55	$1.10	$1.10

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Net earnings	$(32.8)	$19.8	$470.4	$90.0
Other comprehensive income (loss):
Foreign currency adjustment	4.0	(0.9)	5.5	(1.9)
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $(0.1), respectively	0.1	—	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.5, $3.1, $15.9 and $2.1, respectively	3.5	5.8	27.4	3.7
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $9.3, $1.0, $9.8, and $2.0, respectively	15.1	1.6	15.4	3.2
Other comprehensive income (loss)	$22.7	$6.5	$48.3	$4.9
Total comprehensive (loss) income	$(10.1)	$26.3	$518.7	$94.9
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 23, 2014	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157.5	$98.3
Receivables, net	66.7	83.8
Inventories	193.5	196.8
Prepaid income taxes	9.2	10.9
Prepaid expenses and other current assets	74.9	72.3
Deferred income taxes	172.7	124.0
Assets held for sale	44.9	1,390.3
Total current assets	$719.4	$1,976.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,209.6 and $2,050.2, respectively	3,338.3	3,381.0
Goodwill	872.5	872.5
Trademarks	574.6	574.6
Other assets	283.1	296.2
Total assets	$5,787.9	$7,100.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201.8	$233.1
Short-term debt	20.0	207.6
Accrued payroll	104.6	125.7
Accrued income taxes	135.4	—
Other accrued taxes	66.0	64.5
Unearned revenues	265.7	299.7
Current portion of long-term debt	15.0	15.0
Other current liabilities	497.5	457.4
Liabilities associated with assets held for sale	—	215.5
Total current liabilities	$1,306.0	$1,618.5
Long-term debt, less current portion	1,468.4	2,481.4
Deferred income taxes	279.8	286.1
Deferred rent	218.8	206.2
Obligations under capital leases, net of current installments	50.8	52.0
Other liabilities	358.6	299.6
Total liabilities	$3,682.4	$4,943.8
Stockholders’ equity:
Common stock and surplus	$1,200.7	$1,302.2
Retained earnings	997.3	995.8
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(79.8)	(128.1)
Unearned compensation	(4.9)	(5.2)
Total stockholders’ equity	$2,105.5	$2,156.9
Total liabilities and stockholders’ equity	$5,787.9	$7,100.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended November 23, 2014 and November 24, 2013
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 25, 2014	$1,302.2	$995.8	$(7.8)	$(128.1)	$(5.2)	$2,156.9
Net earnings	—	470.4	—	—	—	470.4
Other comprehensive income	—	—	—	48.3	—	48.3
Dividends declared	—	(140.9)	—	—	—	(140.9)
Stock option exercises (1.4 shares)	48.0	—	—	—	—	48.0
Stock-based compensation	17.5	—	—	—	—	17.5
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	4.0	—	—	—	—	4.0
Repurchases of common stock (8.7 shares)	(88.3)	(328.0)	—	—	—	(416.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.9	—	—	—	—	2.9
Accelerated share repurchase program	(85.6)	—	—	—	—	(85.6)
Balance at November 23, 2014	$1,200.7	$997.3	$(7.8)	$(79.8)	$(4.9)	$2,105.5

Balance at May 26, 2013	$1,207.6	$998.9	$(8.1)	$(132.8)	$(6.1)	$2,059.5
Net earnings	—	90.0	—	—	—	90.0
Other comprehensive income	—	—	—	4.9	—	4.9
Dividends declared	—	(143.8)	—	—	—	(143.8)
Stock option exercises (0.8 shares)	23.3	—	0.3	—	—	23.6
Stock-based compensation	16.0	—	—	—	—	16.0
ESOP note receivable repayments	—	—	—	—	0.6	0.6
Income tax benefits credited to equity	5.3	—	—	—	—	5.3
Repurchases of common stock (0.0 shares)	(0.1)	(0.4)	—	—	—	(0.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.6	—	—	—	—	3.6
Balance at November 24, 2013	$1,255.7	$944.7	$(7.8)	$(127.9)	$(5.5)	$2,059.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 23, 2014	November 24, 2013
Cash flows—operating activities
Net earnings	$470.4	$90.0
Earnings from discontinued operations, net of tax	(520.5)	(41.7)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	158.8	149.7
Asset impairment charges	46.6	1.2
Amortization of loan costs and losses on interest-rate related derivatives	4.9	6.8
Stock-based compensation expense	29.9	26.9
Change in current assets and liabilities	(68.6)	(29.2)
Contributions to pension and postretirement plans	(0.7)	(0.8)
Loss on disposal of land, buildings and equipment	2.3	1.2
Change in cash surrender value of trust-owned life insurance	(3.9)	(8.4)
Deferred income taxes	(33.9)	(15.1)
Change in deferred rent	13.0	15.3
Change in other assets and liabilities	9.6	17.2
Loss on extinguishment of debt	90.5	—
Income tax benefits from exercise of stock-based compensation credited to goodwill	—	0.1
Other, net	(0.5)	4.7
Net cash provided by operating activities of continuing operations	$197.9	$217.9
Cash flows—investing activities
Purchases of land, buildings and equipment	(167.4)	(235.0)
Proceeds from disposal of land, buildings and equipment	10.7	1.6
Proceeds from sale of marketable securities	7.7	3.3
Increase in other assets	(7.4)	(14.1)
Net cash used in investing activities of continuing operations	$(156.4)	$(244.2)
Cash flows—financing activities
Proceeds from issuance of common stock	50.9	27.2
Income tax benefits credited to equity	4.0	5.3
Dividends paid	(140.9)	(143.3)
Repurchases of common stock	(2.0)	(0.5)
ESOP note receivable repayment	0.3	0.6
Proceeds from issuance of short-term debt	397.4	1,173.3
Repayments of short-term debt	(585.0)	(1,013.6)
Repayment of long-term debt	(1,059.4)	—
Payment of debt issuance costs	—	(1.3)
Principal payments on capital leases	(1.2)	(1.0)
Payment for accelerated share repurchase program	(500.0)	—
Proceeds from financing lease obligation	93.1	—
Net cash (used in) provided by financing activities of continuing operations	$(1,742.8)	$46.7
Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(223.6)	85.2
Net cash provided by (used in) investing activities of discontinued operations	1,984.1	(109.2)
Net cash provided by (used in) discontinued operations	$1,760.5	$(24.0)

Increase (decrease) in cash and cash equivalents	59.2	(3.6)
Cash and cash equivalents - beginning of period	98.3	88.2
Cash and cash equivalents - end of period	$157.5	$84.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 23, 2014	November 24, 2013
Cash flows from changes in current assets and liabilities
Receivables, net	16.2	0.8
Inventories	34.9	5.4
Prepaid expenses and other current assets	13.8	(2.6)
Accounts payable	(36.9)	(5.3)
Accrued payroll	(13.2)	1.1
Prepaid/accrued income taxes	(34.0)	(0.1)
Other accrued taxes	8.0	(5.9)
Unearned revenues	(21.6)	(12.9)
Other current liabilities	(35.8)	(9.7)
Change in current assets and liabilities	$(68.6)	$(29.2)

Supplemental schedule of noncash investing activities:
Increase in land, buildings and equipment through accrued purchases	$29.5	$49.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53 week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 31, 2015 will contain 53 weeks of operation. Operating results for the quarter ended November 23, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.
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
Red Lobster Sale
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities and closed on the sale on July 28, 2014. For the quarters and six months ended November 23, 2014 and November 24, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to Red Lobster and two closed synergy locations, have been aggregated in a single caption entitled “(Loss) earnings from discontinued operations, net of tax (benefit) expense” in our consolidated statements of earnings for all periods presented. See Note 2 - Dispositions for additional information.
Note 2.Dispositions
On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants, however, as of November 23, 2014, 28 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next 9 months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale and recognition of the gain on the related proceeds was deferred. The proceeds of approximately $71.6 million associated with landlord consents are classified as other current liabilities on our consolidated balance sheet as of November 23, 2014. As the landlord consents and remaining contractual requirements are satisfied, we will derecognize the related assets and record the commensurate gain on the transaction. In conjunction with the sale of Red Lobster, there were 19 locations where Red Lobster shared a land parcel with another Darden brand. The land and related buildings for these 19 Darden locations were included in the sale transaction and simultaneously leased back to Darden. The proceeds associated with the sale of these properties are classified as a financing lease obligation on our consolidated balance sheet as a component of other liabilities and the associated lease payments will amortize the obligation over the life of the properties. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants.
As of November 23, 2014, we received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. During the six months ended November 23, 2014, we recognized a gain on the sale of Red Lobster of $816.6 million, which is included in (loss) earnings from discontinued operations in our consolidated statement of earnings.
For the quarters and six months ended November 23, 2014 and November 24, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “(Loss) earnings from discontinued operations, net of tax (benefit) expense” in our consolidated statements of earnings for all periods presented. No amounts for shared general and administrative operating support expense or interest expense were allocated to discontinued operations. Assets associated with those restaurants not yet disposed of, that are considered held for sale, have been segregated from continuing operations and presented as assets held for

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sale on our accompanying consolidated balance sheets. (Loss) earnings from discontinued operations, net of taxes in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Sales	$—	$564.3	$400.4	$1,191.4

(Loss) earnings before income taxes	(3.5)	16.3	839.8	54.9
Income tax (benefit) expense	(1.5)	2.5	319.3	13.2
(Loss) earnings from discontinued operations, net of tax	$(2.0)	$13.8	$520.5	$41.7

The following table presents the carrying amounts of the major classes of assets and liabilities associated with the restaurants reported as discontinued operations and classified as held for sale on our accompanying consolidated balance sheets:

(in millions)	November 23, 2014	May 25, 2014
Current assets	$—	$241.0
Land, buildings and equipment, net	44.9	1,084.8
Other assets	—	64.5
Total assets	$44.9	$1,390.3

Current liabilities	$—	$130.6
Other liabilities	—	84.9
Total liabilities	$—	$215.5

Note 3.Supplemental Cash Flow Information

	Six Months Ended
(in millions)	November 23, 2014	November 24, 2013
Interest paid, net of amounts capitalized	$99.9	$58.1
Income taxes paid, net of refunds	199.4	36.0
For the six months ended November 23, 2014, interest paid includes payments associated with the retirement of long-term debt (see Note 14 - Long-Term Debt for further information), of $44.4 million in addition to $12.7 million of interest accrued through the date of the retirement. For the six months ended November 23, 2014, income taxes paid includes tax payments associated with the gain on the sale of Red Lobster.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted
	Six Months Ended
	November 23, 2014	November 24, 2013
Weighted-average fair value	$10.36	$12.05
Dividend yield	4.5%	4.4%
Expected volatility of stock	37.3%	39.6%
Risk-free interest rate	2.1%	1.9%
Expected option life (in years)	6.5	6.4

The following table presents a summary of our stock-based compensation activity for the six months ended November 23, 2014:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	11.2	0.2	2.1	0.3
Awards granted	1.1	—	0.5	0.1
Awards exercised	(1.4)	(0.1)	(0.4)	(0.1)
Awards forfeited	(0.3)	—	(0.7)	(0.2)
Performance unit adjustment	—	—	—	0.4
Outstanding end of period	10.6	0.1	1.5	0.5
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Stock options (1)	$11.5	$7.3	$14.7	$11.5
Restricted stock/restricted stock units (1)	0.7	0.4	1.1	0.8
Darden stock units	3.5	6.1	4.8	7.9
Performance stock units (1)	7.1	2.3	8.0	4.1
Employee stock purchase plan	0.3	0.4	0.7	0.9
Director compensation program/other	0.6	1.7	0.6	1.7
Total stock-based compensation expense	$23.7	$18.2	$29.9	$26.9

(1)	The increase for the periods ended November 23, 2014 is primarily attributable to the workforce reduction efforts further discussed in Note 12.
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
Our stock plan award agreements in place prior to October 2014 contain a change-in-control provision, where, following a change-in-control, the awards fully vest upon a qualifying termination. Following our 2014 annual meeting of shareholders, qualifying terminations during the 24-month period ending October 2016 will require all unvested awards granted prior to the 2014 annual meeting to be immediately vested.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.Income Taxes
The effective income tax rate of 43.6 percent for the quarter ended November 23, 2014 reflected a tax benefit of $23.8 million on a loss before income taxes from continuing operations of $54.6 million. The effective income tax rate of (233.3) percent for the quarter ended November 24, 2013 reflected a tax benefit of $4.2 million on earnings before income taxes from continuing operations of $1.8 million. The effective income tax rate of 49.0 percent for the six months ended November 23, 2014 reflected a tax benefit of $48.2 million on a loss before income taxes from continuing operations of $98.3 million. The effective income tax rate of 6.6 percent for the six months ended November 24, 2013 reflected tax expense of $3.4 million on earnings before income taxes from continuing operations of $51.7 million. The change in the effective income tax rates for the periods ended November 23, 2014 as compared to the periods ended November 24, 2013 is primarily attributable an increase in the impact of FICA tax credits for employee reported tips on lower earnings before income taxes resulting from significant charges from debt breakage costs, asset impairments and workforce reduction costs. Excluding the impact of these costs, the related tax benefits and other discrete items, our effective income tax rate for the quarter and six months ended November 23, 2014 would have been approximately 19.0 percent.
Included in our remaining balance of unrecognized tax benefits is $26.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
Note 6.Net Earnings per Share
Outstanding stock options and restricted stock granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding. Stock options and restricted stock do not impact the numerator of the diluted net earnings per share computation. Stock options and restricted stock excluded from the calculation of diluted net (loss) earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Anti-dilutive stock options and restricted stock	5.6	4.6	6.6	3.9

Note 7.Stockholders' Equity
Share Repurchase Program
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers), which were amended and restated in September 2014 solely to address non-substantive technical clarifications. The ASR program provides for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and received an initial delivery of approximately 8.6 million shares on October 1, 2014. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock. After consideration of the provisions of Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we concluded that the transaction qualifies for permanent equity classification. Accordingly, the $500.0 million payment was recorded as a reduction to shareholders’ equity. Subsequent to our second fiscal quarter, in early December 2014, the ASR program was completed and we received the final delivery of approximately 1.3 million shares. The total number of shares we purchased in connection with the ASR transactions was based on a combined discounted volume-weighted average price (VWAP) of $50.12 per share which was determined based on the average of the daily VWAP of our common stock over the duration of the program, less an agreed discount.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended November 23, 2014 and November 24, 2013 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 24, 2014	$(3.2)	$—	$(26.5)	$(72.8)	$(102.5)
Gain	(0.5)	0.1	2.7	14.6	16.9
Reclassification realized in net earnings	4.5	—	0.8	0.5	5.8
Balance at November 23, 2014	$0.8	$0.1	$(23.0)	$(57.7)	$(79.8)

Balance at August 25, 2013	$(2.8)	$0.1	$(55.9)	$(75.8)	$(134.4)
Gain (loss)	(0.9)	—	4.0	—	3.1
Reclassification realized in net earnings	—	—	1.8	1.6	3.4
Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended November 23, 2014 and November 24, 2013 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 25, 2014	$(4.7)	$0.1	$(50.4)	$(73.1)	$(128.1)
Gain	(1.8)	—	0.7	14.6	13.5
Reclassification realized in net earnings	7.3	—	26.7	0.8	34.8
Balance at November 23, 2014	$0.8	$0.1	$(23.0)	$(57.7)	$(79.8)

Balance at May 26, 2013	$(1.8)	$0.2	$(53.8)	$(77.4)	$(132.8)
Gain (loss)	(1.9)	(0.1)	(0.5)	—	(2.5)
Reclassification realized in net earnings	—	—	4.2	3.2	7.4
Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Derivatives
Commodity contracts	(1)	$—	$(0.5)	—	(0.7)
Equity contracts	(2)	—	—	(0.9)	(0.7)
Interest rate contracts	Interest, net	(1.4)	(2.6)	(41.9)	(5.2)
Foreign currency contracts	(2)	—	0.2	—	0.3
	Total before tax	$(1.4)	$(2.9)	$(42.8)	$(6.3)
	Tax benefit	0.6	1.1	16.1	2.1
	Net of tax	$(0.8)	$(1.8)	$(26.7)	$(4.2)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.7)	$(2.3)	$(1.3)	$(4.6)
Recognized net actuarial loss - other plans	(4)	(0.1)	(0.3)	(0.3)	(0.6)
	Total before tax	$(0.8)	$(2.6)	$(1.6)	$(5.2)
	Tax benefit	0.3	1.0	0.8	2.0
	Net of tax	$(0.5)	$(1.6)	$(0.8)	$(3.2)

(1)	Primarily included in cost of sales. See Note 9 for additional details.

(2)	Primarily included in cost of sales and selling, general and administrative expenses. See Note 9 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and selling, general and administrative expenses. See Note 8 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of selling, general and administrative expenses.
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Service cost	$0.3	$1.1	$0.5	$2.2
Interest cost	2.9	2.6	5.0	5.1
Expected return on plan assets	(4.5)	(4.3)	(7.6)	(8.6)
Recognized net actuarial loss	0.8	2.3	1.3	4.6
Net periodic benefit cost	$(0.5)	$1.7	$(0.8)	$3.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.4	0.3	0.8	0.6
Recognized net actuarial loss	0.2	—	0.3	—
Net periodic benefit cost	$0.7	$0.5	$1.4	$1.0

During the second quarter of fiscal 2015, the retiree health care plan was changed from a self-insured plan to a retiree health exchange with a subsidy to eligible participants through a Health Reimbursement Account (HRA). As a result of these changes, the plan was remeasured resulting in a $23.7 million pre-tax reduction in the accumulated postretirement benefit obligation which is reflected as a prior year service credit. This credit is being amortized into expense over the expected remaining service period of the fully eligible active participant population and is expected to reduce fiscal 2015 expense by $3.4 million.
Note 9.Derivative Instruments and Hedging Activities
We enter into derivative instruments solely for risk management purposes, including derivatives designated as hedging instruments as required by ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing and foreign currency exchange rate risks inherent in our business operations. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by ASC Topic 815, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by ASC Topic 815, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 23, 2014, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional values of our derivative contracts are as follows:

	Notional Values
(in millions)	November 23, 2014	May 25, 2014
Derivative contracts designated as hedging instruments
Commodities	$—	$0.9
Foreign currency	—	0.3
Interest rate swaps	200.0	200.0
Equity forwards	15.8	20.6
Derivative contracts not designated as hedging instruments
Equity forwards	$47.4	$47.4
We are currently party to interest-rate swap agreements with $200.0 million of notional value to limit the risk of changes in fair value of $100.0 million of the $121.9 million 4.500 percent senior notes due October 2021 and $100.0 million of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended November 23, 2014 and November 24, 2013, $1.3 million and $0.6 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements. During the six months ended November 23, 2014 and November 24, 2013, $1.8 million and $1.1 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of November 23, 2014, we were party to equity forward contracts that were indexed to 0.8 million shares of our common stock, at varying forward rates between $31.19 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of our derivative contracts are as follows:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)		November 23, 2014	May 25, 2014	November 23, 2014	May 25, 2014
Derivative contracts designated as hedging instruments
Equity forwards	(1)	0.1	—	—	(0.5)
Interest rate related	(1)	2.1	1.6	—	—
Foreign currency forwards	(1)	—	0.1	—	—
		$2.2	$1.7	$—	$(0.5)
Derivative contracts not designated as hedging instruments
Equity forwards	(1)	0.3	—	—	(1.2)
		$0.3	$—	$—	$(1.2)
Total derivative contracts		$2.5	$1.7	$—	$(1.7)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	November 23, 2014	November 24, 2013		November 23, 2014	November 24, 2013		November 23, 2014	November 24, 2013
Commodity	$—	$0.1	(2)	$—	$(0.5)	(2)	$—	$—
Equity	2.7	3.9	(3)	—	—	(3)	0.3	0.3
Interest rate	—	—	Interest, net	(1.4)	(2.6)	Interest, net	—	—
Foreign currency	—	—	(4)	—	0.2	(4)	—	—
	$2.7	$4.0		$(1.4)	$(2.9)		$0.3	$0.3

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended			Six Months Ended			Six Months Ended
Type of Derivative	November 23, 2014	November 24, 2013		November 23, 2014	November 24, 2013		November 23, 2014	November 24, 2013
Commodity	$—	$(0.3)	(2)	$—	$(0.7)	(2)	$—	$—
Equity	0.7	(0.4)	(3)	(0.9)	(0.7)	(3)	0.6	0.6
Interest rate	—	—	Interest, net	(41.9)	(5.2)	Interest, net	—	—
Foreign currency	—	0.2	(4)	—	0.3	(4)	—	—
	$0.7	$(0.5)		$(42.8)	$(6.3)		$0.6	$0.6

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	November 23, 2014	November 24, 2013			November 23, 2014	November 24, 2013
Interest rate	$(0.2)	$3.5	Interest, net	Fixed-rate debt	$0.2	$(3.5)	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended				Six Months Ended
	November 23, 2014	November 24, 2013			November 23, 2014	November 24, 2013
Interest rate	$0.5	$(1.4)	Interest, net	Fixed-rate debt	$(0.5)	$1.4	Interest, net

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
(in millions)
Commodity contracts	Cost of Sales (1)	$—	$0.1	$—	$(0.4)
Equity forwards	Cost of Sales (2)	1.8	1.8	1.2	0.3
Equity forwards	Selling, General and Administrative	4.6	5.0	2.8	1.0
		$6.4	$6.9	$4.0	$0.9

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 23, 2014, we expect to reclassify $4.8 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts and amortization of deferred losses

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on settled interest-rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected on our consolidated balance sheets as of November 23, 2014 and May 25, 2014:

Items Measured at Fair Value at November 23, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$3.1	$—	$3.1	$—
U.S. Treasury securities	(2)	5.1	5.1	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Equity forwards	(3)	0.4	—	0.4	—
Interest rate swaps	(4)	2.1	—	2.1	—
Foreign currency forwards	(5)	—	—	—	—
Total		$13.3	$5.1	$8.2	$—

Items Measured at Fair Value at May 25, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$9.7	$—	$9.7	$—
U.S. Treasury securities	(2)	6.1	6.1	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Equity forwards	(3)	(1.7)	—	(1.7)	—
Interest rate locks & swaps	(4)	1.6	—	1.6	—
Foreign currency forwards	(5)	0.1	—	0.1	—
Total		$18.4	$6.1	$12.3	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of November 23, 2014, was $1.48 billion and $1.55 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 25, 2014, was $2.50 billion and $2.63 billion, respectively. The

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of November 23, 2014 are discussed in Note 15 - Asset Impairment, Net. Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of May 25, 2014 were not material.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 23, 2014 and May 25, 2014, we had $124.2 million and $113.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 23, 2014 and May 25, 2014, we had $13.9 million and $17.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 23, 2014 and May 25, 2014, we had $139.0 million and $3.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our pre-tax cost of capital as of November 23, 2014 and May 25, 2014, amounted to $106.1 million and $2.7 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2044.
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
In September 2012, a collective action under the Fair Labor Standards Act was filed in the United States District Court for the Southern District of Florida, Alequin v. Darden Restaurants, Inc., in which named plaintiffs claim that the Company required or allowed certain employees at Olive Garden, Red Lobster, LongHorn Steakhouse, Bahama Breeze and Seasons 52  to work off the clock and required them to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay.  The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees.  In July 2013, the United States District Court for the Southern District of Florida conditionally certified a nationwide class of servers and bartenders who worked in the aforementioned restaurants at any point from September 6, 2009 through September 6, 2012.  Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out” following the issuance of a notice.  Out of the approximately 217,000 opt-in notices distributed, 20,225 were returned. In June 2014, the Company filed a motion seeking to have the class decertified. In September 2014, the Court granted the Company’s motion to decertify the class which resulted in the dismissal of all opt-ins. Unless the plaintiffs appeal the Court’s decision, only the claims of the original named plaintiffs remain.  In October 2014, the Court granted the parties' joint motion to stay the proceedings pending completion of arbitration through the Company’s Dispute Resolution Program as to forty-nine of the fifty-four named plaintiffs.  In November 2014, the Court dismissed the lawsuit as it pertained to the five remaining named plaintiffs.  We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the remaining substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
In November, 2011, a lawsuit entitled ChHab v. Darden Restaurants, Inc. was filed in the United States District Court for the Southern District of New York alleging a collective action under the Fair Labor Standards Act and a class action under the applicable New York state wage and hour statutes. The named plaintiffs claim that the Company required or allowed certain employees at The Capital Grille to work off the clock, share tips with individuals who polished silverware to assist the plaintiffs, and required the plaintiffs to perform tasks unrelated to their tipped duties while taking a tip credit against their

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hourly rate of pay. The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees. In September 2013, the United States District Court for the Southern District of New York conditionally certified a nationwide class for the Fair Labor Standards Act claims only of tipped employees who worked in the aforementioned restaurants at any point from November 17, 2008 through September 19, 2013. Potential class members are required to “opt in” rather than “opt out” following the issuance of a notice. Out of the approximately 3,200 opt-in notices distributed, 541 were returned. As with the Alequin matter, the Company will have an opportunity to seek to have the class decertified and/or seek to have the case dismissed on its merits. We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
Note 12. Workforce Reduction Costs
Beginning in fiscal 2014, we performed comprehensive reviews of our operations and support structure resulting in changes in our growth plans and related support structure needs. As a result, we had workforce reductions and program spending cuts in September 2013 (September 2013 Plan), January 2014 (January 2014 Plan), May 2014 (May 2014 Plan) and November 2014 (November 2014 Plan). In accordance with these actions, we incurred employee termination benefits costs and other costs which are included in selling, general and administrative expenses in our consolidated statements of earnings for the quarters and six months ended November 23, 2014 and November 24, 2013 as follows:

(in millions)	November 23, 2014	November 24, 2013
Employee termination benefits (1)	$27.0	$10.9
Other (2)	0.4	0.8
Total	$27.4	$11.7

(1)	Includes salary and stock-based compensation expense.

(2)	Includes postemployment medical, outplacement and relocation costs.

The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities on our consolidated balance sheet as of November 23, 2014:

(in millions)	September 2013 Plan	January 2014 Plan	May 2014 Plan	November 2014 Plan	Payments	Adjustments	Balance at November 23, 2014
Employee termination benefits (1)	$7.7	$0.7	$5.0	$17.2	$(9.7)	$(0.4)	$20.5
Other	0.8	0.1	0.2	0.4	(0.7)	(0.3)	0.5
Total	$8.5	$0.8	$5.2	$17.6	$(10.4)	$(0.7)	$21.0

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect approximately $1.5 million of additional costs related to the November 2014 Plan. We expect the remaining liability to be paid by the second quarter of fiscal 2017.

Note 13. Special Charges
For the quarter ended November 23, 2014, we recognized charges of $12.3 million related to advisory, legal and other professional service fees directly related to addressing shareholder activism and the proxy contest with Starboard Value LP and its affiliates.
Note 14. Long-Term Debt
During the first six months of fiscal 2015, we completed the previously announced $1.00 billion aggregate principal retirement of long-term debt, $900.0 million of which was completed in the first quarter of fiscal 2015 and the remaining $100.0 million was completed in the second quarter of fiscal 2015. The $1.00 billion retirement was comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $331.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019, $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024 and $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016.
During the first quarter of fiscal 2015, we recorded approximately $80.0 million of expenses associated with the $900.0 million aggregate principal retirement including cash costs of approximately $34.9 million for repurchase premiums and make-whole amounts and non-cash charges of approximately $45.1 million associated with hedge and loan cost write-offs. During the second quarter of fiscal 2015, we incurred an additional $10.5 million of expenses associated with the retirement of the $100.0 million 7.125 percent debentures including cash costs of approximately $9.5 million for repurchase premiums and non-cash charges of approximately $1.0 million associated with loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings for the quarter and six months ended November 23, 2014, respectively.
Note 15. Asset Impairment, Net
During the quarter and six months ended November 23, 2014, we recognized long-lived asset impairment charges of $39.7 million ($26.4 million net of tax) and $46.6 million ($30.7 million net of tax), respectively. Impairment charges resulted primarily from the carrying value of restaurant assets exceeding the estimated fair market value, which is based on projected cash flows. Of the total impairments, $28.3 million and $33.8 million for the quarter and six months ended November 23, 2014, respectively, related to restaurant impairments. During the quarter ended November 23, 2014, management identified eight Olive Garden locations and three Seasons 52 locations where the estimated useful life was significantly shortened based on a re-evaluation of expected lease renewals, leading to significant decreases in projected cash flows. We also recognized impairments of assets related to our lobster aquaculture project and a corporate airplane in connection with the closure of our aviation department. During the quarter and six months ended November 24, 2013, we recognized long-lived asset impairment charges of $0.2 million ($0.1 million net of tax) and $1.2 million ($0.7 million net of tax), respectively. Impairment charges resulted primarily from the carrying value of restaurant assets exceeding the estimated fair market value, which is based on projected cash flows. These costs are included in asset impairments, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.
Note 16. Application of New Accounting Standards
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 17. Subsequent Events
On December 10, 2014, the Board of Directors declared a cash dividend of $0.55 per share to be paid February 2, 2015 to all shareholders of record as of the close of business on January 9, 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 23, 2014 and November 24, 2013.  Additionally, this information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and impairment charges for Red Lobster and two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	November 23, 2014	November 24, 2013	November 23, 2014	November 24, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	31.1	30.1	31.3	29.9
Restaurant labor	32.5	33.1	32.2	32.6
Restaurant expenses	17.8	17.6	17.4	17.3
Total cost of sales, excluding restaurant depreciation and amortization of 4.7%, 4.7%, 4.6% and 4.6%	81.4%	80.8%	80.9%	79.8%
Selling, general and administrative	12.3	11.8	11.1	11.3
Depreciation and amortization	5.1	5.1	5.0	5.0
Interest, net	2.2	2.2	4.6	2.2
Asset impairment, net	2.5%	—%	1.5%	—%
Total costs and expenses	103.5%	99.9%	103.1%	98.3%
(Loss) earnings before income taxes	(3.5)	0.1	(3.1)	1.7
Income taxes	(1.5)	(0.3)	(1.5)	0.1
(Loss) earnings from continuing operations	(2.0)	0.4	(1.6)	1.6
Earnings (losses) from discontinued operations	(0.1)	0.9	16.5	1.4
Net earnings	(2.1)%	1.3%	14.9%	3.0%
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2015, compared with the number open at the end of fiscal 2014 and the end of the second quarter of fiscal 2014.

	November 23, 2014	May 25, 2014	November 24, 2013
Olive Garden – USA	838	831	828
Olive Garden – Canada	6	6	6
Total Olive Garden	844	837	834
LongHorn Steakhouse	472	464	445
The Capital Grille	55	54	52
Bahama Breeze	36	37	36
Seasons 52	42	38	35
Eddie V's	15	15	13
Yard House	56	52	48
Other (1)	—	4	4
Total - continuing operations	1,520	1,501	1,467

(1)	Represents synergy restaurants in operation. We completed the conversion of all remaining synergy restaurants into stand-alone Olive Garden restaurants during the first quarter of fiscal 2015.

OVERVIEW OF OPERATIONS
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities. On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants, however, as of November 23, 2014, 28 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next 9 months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale on our consolidated balance sheet and recognition of the gain on the related proceeds was deferred. As of November 23, 2014, we had received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. During the six months ended November 23, 2014, we recognized a gain on the sale of Red Lobster of $816.6 million, which is included in (loss) earnings from discontinued operations in our consolidated statement of earnings. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants. See Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
For the quarters and six months ended November 23, 2014 and November 24, 2013, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “(Loss) earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented.
Financial Highlights
Our sales from continuing operations were $1.56 billion and $3.15 billion for the second quarter and the first six months of fiscal 2015, compared to $1.49 billion and $3.02 billion for the second quarter and the first six months of fiscal 2014. The increase of 4.9 percent in sales for the second quarter of fiscal 2015 was primarily driven by revenue from the addition of 53 net new company-owned restaurants since the second quarter of fiscal 2014, a 3.2 percent blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House, a 2.6 percent same-restaurant sales increase for LongHorn Steakhouse and a 0.5 percent U.S. same-restaurant sales increase for Olive Garden. The increase of 4.6 percent in sales for the first six months of fiscal 2015 was primarily driven by revenue from the addition of 53 net new company-owned restaurants mentioned above, and a 2.7 percent blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House, a 2.9 percent same-restaurant sales increase for LongHorn Steakhouse, partially offset by a 0.4 percent U.S. same-restaurant sales decrease for Olive Garden.
For the second quarter of fiscal 2015, our net loss from continuing operations was $30.8 million compared to net earnings from continuing operations of $6.0 million for the second quarter of fiscal 2014, and our diluted net loss per share from continuing operations was $0.24 for the second quarter of fiscal 2015 compared to diluted net earnings per share from continuing operations of $0.05 for the second quarter of fiscal 2014. For the first six months of fiscal 2015, our net loss from continuing operations was $50.1 million compared to net earnings from continuing operations of $48.3 million for the first six months of fiscal 2014, and our diluted net loss per share from continuing operations was $0.39 for the first six months of fiscal 2015 compared to diluted net earnings per share from continuing operations of $0.36 for the first six months of fiscal 2014.
Our diluted per share results from continuing operations for the second quarter of fiscal 2015 were adversely impacted by approximately $0.52, comprised of:

•	Approximately $0.16 due to severance and other costs associated with the support expense reduction efforts announced the second quarter, including the closure of our aviation department;

•	Approximately $0.16 due to restaurant-related asset impairments and lease buy-outs;

•	Approximately $0.08 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and associated actions in the proxy contest;

•	Approximately $0.07 due to impairment of assets related to our lobster aquaculture project; and

•	Approximately $0.05 due to debt breakage costs related to the retirement of $100.0 million in principal of long-term debt.
Our diluted per share results from continuing operations for the first six months of fiscal 2015 were adversely impacted by approximately $0.96, comprised of:

•	Approximately $0.16 due to severance and other costs associated with the support expense reduction efforts announced the second quarter, including the closure of our aviation department;

•	Approximately $0.20 due to restaurant-related asset impairments and lease buy-outs;

•	Approximately $0.11 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and associated actions in the proxy contest;

•	Approximately $0.07 due to impairment of assets related to our lobster aquaculture project; and

•	Approximately $0.42 due to debt breakage costs related to the retirement of $1.00 billion in principal of long-term debt.

Outlook
We expect same-restaurant sales in fiscal 2015 to range from even to an increase of 1.0 percent for Olive Garden and an increase of 2.0 percent to 3.0 percent for LongHorn Steakhouse. We expect a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House of approximately 2.0 percent to 3.0 percent. Total sales from continuing operations in fiscal 2015 are expected to increase between 5.0 percent and 7.0 percent, including the impact of the 53rd week in fiscal 2015. We expect food and beverage expenses to be higher as a percent of sales based on our expectations of food cost inflation and we expect restaurant labor expenses to range from flat to slightly lower as a percent of sales. Despite costs we incurred in connection with the Red Lobster separation in fiscal 2015, we expect general and administrative expenses as a percent of sales to be lower than fiscal 2014. This is primarily due to cost savings generated from actions taken as a result of our restaurant support platform review. We expect our remaining expense line items, restaurant expenses and depreciation expense, to be relatively flat as a percent of sales. We expect diluted net earnings per share from continuing operations for fiscal 2015 to be above fiscal 2014 by between 32.0 percent and 35.0 percent, including the impact of the 53rd operating week. In fiscal 2015, we expect to add approximately 37 net new restaurants, and we expect capital expenditures incurred to build new restaurants and remodel existing restaurants to be approximately $300.0 million.
SALES
Olive Garden’s sales of $881.7 million and $1.80 billion for the second quarter and first six months of fiscal 2015 were 1.4 percent and 0.4 percent above last year’s second fiscal quarter and first six months, respectively, driven by revenue from 10 net new restaurants combined with a U.S. same-restaurant sales increase of 0.5 percent in the second quarter of fiscal 2015 and partially offset for the first six months of fiscal 2015 by a U.S. same-restaurant sales decrease of 0.4 percent. The increase in U.S. same-restaurant sales for the second quarter fiscal 2015 resulted from a 1.8 percent increase in average check partially offset by a 1.3 percent decrease in same-restaurant guest counts. The decrease in U.S. same-restaurant sales for the first six months of fiscal 2015 resulted from a 1.8 percent decrease in same-restaurant guest counts partially offset by a 1.4 percent increase in average check.
LongHorn Steakhouse’s sales of $345.9 million and $702.8 million for the second quarter and first six months of fiscal 2015 were 8.0 percent and 8.9 percent above last fiscal year’s second quarter and first six months, respectively, driven by revenue from 27 net new restaurants combined with same-restaurant sales increases of 2.6 percent and 2.9 percent for the second quarter and first six months of fiscal 2015. The increase in same-restaurant sales for the second quarter of fiscal 2015 resulted from a 3.7 percent increase in average check partially offset by a 1.1 percent decrease in same-restaurant guest counts. The increase in same-restaurant sales for the first six months of fiscal 2015 resulted from a 3.6 percent increase in average check partially offset by a 0.7 percent decrease in same-restaurant guest counts.
In total, The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House generated sales of $328.8 million and $651.0 million for the second quarter and first six months of fiscal 2015, which were 13.0 percent and 13.7 percent above last fiscal year’s second quarter and first six months, respectively, primarily driven by the incremental sales from 20 net new restaurants added since the second quarter of fiscal 2014. For the second quarter of fiscal 2015 sales growth also reflected same-restaurant sales increases of 5.0 percent at The Capital Grille, 4.9 percent at Eddie V's, 3.7 percent at Yard House and 1.2 percent at Seasons 52, partially offset by a decrease of 0.6 percent at Bahama Breeze. For the first six months of fiscal 2015 sales growth also reflected same-restaurant sales increases of 4.4 percent at The Capital Grille, 3.8 percent at Eddie V's, 3.1 percent at Yard House, 0.6 percent at Seasons 52 and 0.2 percent at Bahama Breeze.
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes and is limited to restaurants open at least 16 months.
COSTS AND EXPENSES
Quarter Ended November 23, 2014 Compared to Quarter Ended November 24, 2013
Total costs and expenses were $1.61 billion and $1.48 billion for the quarters ended November 23, 2014 and November 24, 2013, respectively. As a percent of sales, total costs and expenses increased from 99.9 percent for the second quarter of fiscal 2014 to 103.5 percent for the second quarter of fiscal 2015.
Food and beverage costs were $485.5 million in the second quarter of fiscal 2015, an increase of $38.5 million, or 8.6 percent, from food and beverage costs of $447.0 million in the second quarter of fiscal 2014. As a percent of sales, food and beverage costs increased for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, as a result of food cost inflation, primarily dairy and beef, and increased costs for promotional items, partially offset by pricing and favorable menu mix. Restaurant labor costs were $506.8 million in the second quarter of fiscal 2015, an increase of $15.2 million, or 3.1 percent, from restaurant labor costs of $491.6 million in the second quarter of fiscal 2014. Restaurant labor costs as a percent of sales decreased for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, primarily as a result of sales leverage partially offset by wage-rate inflation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $277.4 million in the second quarter of fiscal 2015, an increase of $15.5 million, or 5.9 percent, from restaurant expenses of $261.9 million in the second quarter of fiscal 2014. As a percent of sales, restaurant expenses increased in the second quarter of fiscal 2015 primarily as a result of higher rent expense.
Selling, general and administrative expenses were $190.4 million in the second quarter of fiscal 2015, an increase of $15.7 million, or 9.0 percent, from selling, general and administrative expenses of $174.7 million in the second quarter of fiscal 2014. As a percent of sales, selling, general and administrative expenses increased for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 primarily as a result of severance and other costs (net of related benefits) associated with the support expense reduction efforts and sales leverage.
Depreciation and amortization expense was $80.1 million in the second quarter of fiscal 2015, an increase of $4.6 million, or 6.1 percent, from depreciation and amortization expense of $75.5 million in the second quarter of fiscal 2014. As a percent of sales, depreciation and amortization expense was essentially flat for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.
Net interest expense was $33.7 million in the second quarter of fiscal 2015, an increase of $0.8 million, or 2.4 percent, from net interest expense of $32.9 million in the second quarter of fiscal 2014. As a percent of sales, net interest expense for the second quarter of fiscal 2015 was essentially flat compared to the second quarter of fiscal 2014 as debt breakage costs related to the retirement of $100.0 million in principal of long-term debt was offset by lower interest due to the paydown of debt.
Six Months Ended November 23, 2014 Compared to Six Months Ended November 24, 2013
Total costs and expenses were $3.25 billion and $2.97 billion for the six months ended November 23, 2014 and November 24, 2013, respectively. As a percent of sales, total costs and expenses increased from 98.3 percent for the first six months of fiscal 2014 to 103.1 percent for the first six months of fiscal 2015.
Food and beverage costs were $987.5 million for the first six months of fiscal 2015, an increase of $86.4 million, or 9.6 percent, from food and beverage costs of $901.1 million for the first six months of fiscal 2014. As a percent of sales, food and beverage costs increased for the first six months of fiscal 2015 compared to the first six months of fiscal 2014, as a result of food cost inflation, primarily seafood, dairy and beef, and increased costs for promotional items, partially offset by pricing and favorable menu mix. Restaurant labor costs were $1.02 billion for the first six months of fiscal 2015, an increase of $32.1 million, or 3.3 percent, from restaurant labor costs of $983.0 million for the first six months of fiscal 2014. Restaurant labor costs as a percent of sales decreased for the first six months of fiscal 2015 compared to the first six months of fiscal 2014, primarily as a result of sales leverage partially offset by wage-rate inflation. Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were $549.7 million for the first six months of fiscal 2015, an increase of $25.2 million, or 4.8 percent, from restaurant expenses of $524.5 million for the first six months of fiscal 2014. As a percent of sales, restaurant expenses increased for the first six months of fiscal 2015 primarily as a result of higher rent expense.
Selling, general and administrative expenses were $350.4 million for the first six months of fiscal 2015, an increase of $10.3 million, or 3.0 percent, from selling, general and administrative expenses of $340.1 million for the first six months of fiscal 2014. As a percent of sales, selling, general and administrative expenses decreased for the first six months of fiscal 2015 compared to the first six months of fiscal 2014 primarily as a result of sales leverage and support cost savings net of costs related to implementation of the strategic action plan.
Depreciation and amortization expense was $158.8 million for the first six months of fiscal 2015, an increase of $9.1 million, or 6.1 percent, from depreciation and amortization expense of $149.7 million for the first six months of fiscal 2014. As a percent of sales, depreciation and amortization expense was essentially flat for the first six months of fiscal 2015 compared to the first six months of fiscal 2014.
Net interest expense was $145.0 million for the first six months of fiscal 2015, an increase of $79.3 million, or 120.7 percent, from net interest expense of $65.7 million for the first six months of fiscal 2014. As a percent of sales, net interest expense for the first six months of fiscal 2015 increased compared to the first six months of fiscal 2014 primarily due to $90.5 million of debt breakage costs related to the retirement of $1.00 billion in principal of long-term debt.

INCOME TAXES
The effective income tax rate of 43.6 percent for the quarter ended November 23, 2014 reflected a tax benefit of $23.8 million on a loss before income taxes from continuing operations of $54.6 million. The effective income tax rate of (233.3) percent for the quarter ended November 24, 2013 reflected a tax benefit of $4.2 million on earnings before income taxes from continuing operations of $1.8 million. The effective income tax rate of 49.0 percent for the six months ended November 23, 2014 reflected a tax benefit of $48.2 million on a loss before income taxes from continuing operations of $98.3 million. The effective income tax rate of 6.6 percent for the six months ended November 24, 2013 reflected tax expense of $3.4 million on earnings before income taxes from continuing operations of $51.7 million. The change in the effective income tax rates for the periods ended November 23, 2014 as compared to the periods ended November 24, 2013 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips on lower earnings before income taxes resulting from significant charges from debt breakage costs, asset impairments and workforce reduction costs. Excluding the impact of these costs, the related tax benefits and other discrete items, our effective income tax rate for the quarter and six months ended November 23, 2014 would have been approximately 19.0 percent.
(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for the second quarter and first six months of fiscal 2015 were a net loss $2.0 million ($0.02 per diluted share) and earnings of $520.5 million ($4.01 per diluted share) compared with earnings from discontinued operations for the second quarter and first six months of fiscal 2014 of $13.8 million ($0.10 per diluted share) and $41.7 million ( $0.32 per diluted share), respectively. In fiscal 2015, we recorded a pre-tax gain of $816.6 million on the sale of Red Lobster as described above.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance the purchases of land, buildings and equipment for new restaurants and to remodel existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally due in 5 to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
We currently manage our business and financial ratios to maintain an investment grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Ba1” (Moody’s Investors Service), “BBB-” (Standard & Poor’s) and “BBB-” (Fitch) ratings. Our commercial paper has ratings of “NP” (Moody’s Investors Service), “A-3” (Standard & Poor’s) and “F-3” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 23, 2014, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of November 23, 2014, we had $20.0 million outstanding under the Revolving Credit Agreement. After consideration of commercial paper backed by the Revolving Credit Agreement, as of November 23, 2014, we had $730.0 million of credit available under the Revolving Credit Agreement.
In the first six months of fiscal 2015, we completed the retirement of the previously announced $1.00 billion aggregate principal retirement of long-term debt, comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $331.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019, $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024 and $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016.
During the first six months of fiscal 2015, we recorded approximately $90.5 million of expenses associated with the $1.00 billion aggregate principal retirement including cash costs of approximately $44.4 million for repurchase premiums and make-whole amounts and non-cash charges of approximately $46.1 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statement of earnings. Excluding these one-time retirement costs, we expect these debt retirements to reduce our interest expense by approximately $49.0 million annually.
As of November 23, 2014, our long-term debt consisted principally of:

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
We also had $15.0 million included in current liabilities as current portion of long-term debt as of November 23, 2014, associated with the term loan, which reflects the annual principal amortization payment due in August 2015.
The interest rates on our $500.0 million senior notes due in October 2017 and $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. In October 2014, Moody's Investor Service downgraded our senior unsecured ratings to "Ba1" from "Baa3" resulting in an increase of 0.250 percent in the interest rates on our senior notes due in October 2017 and October 2037, effective as of the first day of the interest period during which the ratings change took place. Accordingly, our semi-annual interest paid in October 2014 increased by $1.0 million as a result of these rate adjustments.
We may from time to time repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
Effective October 13, 2014, 12 new directors were elected to the Company’s board, replacing the previous 12 directors.  At a meeting held on July 24, 2014, the Company’s then current Board of Directors sought to address the potential adverse consequences to the Company from a change in control of the Company’s board, including a potential event of default or acceleration of its indebtedness under the provisions of our Revolving Credit Agreement or other debt agreements. As a result, the then current Board of Directors adopted resolutions approving and nominating the 12 new directors solely for purposes of addressing the provisions in the Revolving Credit Agreement and other debt agreements so that the election of 12 new members to our board did not constitute a change in control triggering an event of default under those agreements. The board's actions do not affect any other agreements that may have change in control triggers.
From time to time we enter into interest rate derivative instruments. See Note 9 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.

A summary of our contractual obligations and commercial commitments as of November 23, 2014 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$20.0	$20.0	$—	$—	$—
Long-term debt (1)	2,346.3	90.7	925.8	80.0	1,249.8
Operating Leases (2)	1,230.5	185.9	335.5	268.2	440.9
Purchase obligations (3)	409.8	375.5	34.3	—	—
Capital lease obligations (4)	82.9	5.7	11.7	12.0	53.5
Benefit obligations (5)	429.6	36.5	67.3	76.2	249.6
Unrecognized income tax benefits(6)	20.3	8.2	4.4	7.7	—
Total contractual obligations	$4,539.4	$722.5	$1,379.0	$444.1	$1,993.8
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (7)	$138.1	$138.1	$—	$—	$—
Guarantees (8)	139.0	30.8	49.8	30.2	28.2
Total commercial commitments	$277.1	$168.9	$49.8	$30.2	$28.2

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.1 percent. Excludes issuance discount of $3.7 million.

(2)	Includes financing lease obligations and associated imputed interest of $79.6 million over the life of the obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(4)	Capital lease obligations include imputed interest of $29.7 million over the life of the obligations.

(5)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2026.

(6)	Includes interest on unrecognized income tax benefits of $3.1 million, $2.6 million of which relates to contingencies expected to be resolved within one year.

(7)
Includes letters of credit for $124.2 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.3 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $13.6 million.

(8)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. Repurchased common stock has historically been reflected as a reduction of stockholders' equity. During the quarter and six months ended November 23, 2014, we repurchased 8.7 million shares of our common stock compared to 1.6 thousand and 9.3 thousand shares of our common stock during the quarter and six months ended November 24, 2013, respectively. As of November 23, 2014, we have repurchased a total of 180.6 million shares of our common stock, 168.0 million of which have been retired and restored to authorized but unissued shares of common stock.
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers), which were amended and restated in September 2014 solely to address non-substantive technical clarifications. The ASR program provides for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and received an initial delivery of approximately 8.6 million shares on October 1, 2014. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock. After consideration of the provisions of Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we concluded that the transaction qualifies for permanent equity classification. Accordingly, the $500.0 million payment was recorded as a reduction to shareholders’ equity. Subsequent to our second fiscal quarter, in early December 2014, the ASR program was completed and we received the final delivery of approximately 1.3 million shares. The total number of shares we purchased in connection with the ASR transactions was based on a combined discounted volume-weighted average price (VWAP) of $50.12 per share which was determined based on the average of the daily VWAP of our common stock over the duration of the program, less an agreed discount.
Net cash flows provided by operating activities of continuing operations decreased to $197.9 million for the first six months of fiscal 2015, from $217.9 million for the first six months of fiscal 2014. The decrease was primarily due to lower net earnings, current period activity of taxable timing differences and the timing of payments of accounts payable, partially offset by the timing of inventory purchases.
Net cash flows used in investing activities of continuing operations decreased to $156.4 million for the first six months of fiscal 2015, from $244.2 million for the first six months of fiscal 2014, and included capital expenditures of $167.4 million for the first six months of fiscal 2015 compared to $235.0 million for the first six months of fiscal 2014. Capital expenditures for the first six months of fiscal 2015 were lower primarily due to a decrease in new restaurant construction and remodel activity during fiscal 2015.
Net cash flows used in financing activities of continuing operations were $1.74 billion for the first six months of fiscal 2015, compared to net cash flows provided by financing activities of $46.7 million for the first six months of fiscal 2014. Net cash flows used in financing activities for the first six months of fiscal 2015 included net repayments of short-term debt of $187.6 million as compared to net proceeds from the issuance of short-term debt of $159.7 million for the first six months of fiscal 2014. Net cash flows used in financing activities for the first six months of fiscal 2015 also reflected the retirement of approximately $1.00 billion aggregate principal of long-term debt and a $500.0 million payment associated with the ASR agreements, mentioned above. Net cash flows used in financing activities also included $140.9 million in dividends paid for the first six months of fiscal 2015, compared to $143.3 million in dividends paid for the first six months of fiscal 2014. In June 2014, our Board of Directors approved a quarterly dividend of $0.55 per share, which indicates an annual dividend of $2.20 per share in fiscal 2015 which is consistent with our fiscal 2014 dividend.
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
The change in a majority of our Board of Directors may, under certain circumstances, result in a change of control under management continuity agreements we have with our executive management. Pursuant to the agreements, certain payments may be triggered following a change of control, but only upon a qualifying termination that occurs within 24 months of any such change of control.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2014 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 23, 2014, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.15 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $719.4 million as of November 23, 2014, compared to $1.98 billion as of May 25, 2014. The decrease was primarily due the decrease in assets held for sale associated with the sale of Red Lobster.
Our current liabilities totaled $1.31 billion as of November 23, 2014, compared to $1.62 billion as of May 25, 2014. The decrease was primarily due to the repayment of short-term debt and the reduction of liabilities associated with assets held for sale partially offset by an increase in accrued income taxes.
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
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 16 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, projections for U.S. same-restaurant sales, total sales, diluted net earnings per share, and capital expenditures in fiscal 2015, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are first made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2014, Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended August 24, 2014 and Part II, Item 1A of this report, which are summarized as follows:

•	Our ability to achieve the strategic plan to enhance shareholder value, including realizing the expected benefits from the sale of Red Lobster;

•	Our ongoing Chief Executive Officer transition;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•
Risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of environmental matters, minimum wage, unionization, data privacy, menu labeling, immigration requirements and taxes;

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

•	Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of other new business ventures, that have not yet proven their long-term viability;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	A failure to identify and execute innovative marketing and customer relationship tactics and ineffective or improper use of social media or other marketing initiatives;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

•
A failure to address cost pressures, including rising costs for commodities, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;

•	The impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	Adverse weather conditions and natural disasters;

•	Volatility in the market value of derivatives we use to hedge commodity prices;

•	Economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of our control;

•	Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•	Risks associated with doing business with franchisees, business partners and vendors in foreign markets;

•	Failure to protect our intellectual property;

•	Impairment of the carrying value of our goodwill or other intangible assets;

•	A failure of our internal controls over financial reporting and future changes in accounting standards; and

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 23, 2014, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $34.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $99.5 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first six months of fiscal 2015 averaged $1.96 billion, with a high of $2.63 billion and a low of $1.54 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 23, 2014, the end of the period covered by this report. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 23, 2014.
During the fiscal quarter ended November 23, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
The risk factor described below updates our risk factors previously described in our Annual Report on Form 10-K for the year ended May 25, 2014 and Form 10-Q for the quarter ended August 24, 2014. Otherwise, there have been no material changes to the risk factors contained in our Annual Report or previous Form 10-Q.
We are undergoing a Chief Executive Officer transition, which could cause disruption to our business.
On October 13, 2014, the Board of Directors appointed Eugene I. Lee, Jr. to the position of Interim Chief Executive Officer. We are in the process of searching for a new Chief Executive Officer. However, there is no guarantee that we will be able to find a permanent replacement on a timely basis. We face significant competition for an executive with the qualifications and experience we are seeking.  The prolonged absence of a permanent Chief Executive Officer could adversely impact our business and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 23, 2014. Since commencing repurchases in December 1995, we have repurchased a total of 180.6 million shares through November 23, 2014 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
August 25, 2014 through September 28, 2014	—	$—	—	15,441,760
September 29, 2014 through October 26, 2014	8,667,111	$47.97	8,667,111	6,774,649
October 27, 2014 through November 23, 2014	—	$—	—	6,774,649
Total	8,667,111	$47.97	8,667,111	6,774,649	(3)

(1)
All of the shares purchased during the quarter ended November 23, 2014 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	December 31, 2014	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1	Bylaws as amended effective November 11, 2014 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed November 13, 2014).
3.2	Form of Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 13, 2014).
4.1
Amendment No. 2 to the Rights Agreement, dated as of November 11, 2014, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 13, 2014).

10.1 *	Agreement, dated August 27, 2014, between Darden Restaurants, Inc. and Clarence Otis, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 28, 2014).
10.2 *	Amendment to Darden Restaurants, Inc. FlexComp Plan, dated September 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2014).
10.3 *	Letter Agreement dated October 14, 2014 between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2014).
10.4 *	Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr.
10.5 *	Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr.
10.6 *	Agreement, dated November 18, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 19, 2014).
12	Computation of Ratio of Consolidated Earnings to Fixed Charges.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.