Form 10-Q
period 2015-02-22
DARDEN RESTAURANTS INC
filed 2015-03-30
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 13, 2015: 125,792,432 (excluding 1,270,694 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, food and beverage expenses, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses, depreciation expenses, diluted net earnings per share growth and capital expenditures in fiscal 2015, potential monetization of our real estate and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Sales	$1,730.9	$1,618.5	$4,885.7	$4,635.5
Costs and expenses:
Cost of sales:
Food and beverage	530.7	485.5	1,518.2	1,386.6
Restaurant labor	535.6	508.9	1,550.7	1,491.9
Restaurant expenses	276.0	271.4	825.7	795.9
Total cost of sales, excluding restaurant depreciation and amortization of $73.8, $70.8, $219.8 and $209.8, respectively	$1,342.3	$1,265.8	$3,894.6	$3,674.4
Selling, general and administrative	134.2	154.2	484.6	494.3
Depreciation and amortization	79.6	76.3	238.4	226.0
Interest, net	23.3	33.1	168.3	98.8
Asset impairment, net	4.4	—	51.0	1.2
Total costs and expenses	$1,583.8	$1,529.4	$4,836.9	$4,494.7
Earnings before income taxes	147.1	89.1	48.8	140.8
Income tax expense (benefit)	18.7	2.5	(29.5)	5.9
Earnings from continuing operations	$128.4	$86.6	$78.3	$134.9
Earnings from discontinued operations, net of tax expense of $3.1, $9.4, $322.4 and $22.6, respectively	5.4	23.1	525.9	64.8
Net earnings	$133.8	$109.7	$604.2	$199.7
Basic net earnings per share:
Earnings from continuing operations	$1.03	$0.66	$0.61	$1.03
Earnings from discontinued operations	0.04	0.18	4.10	0.50
Net earnings	$1.07	$0.84	$4.71	$1.53
Diluted net earnings per share:
Earnings from continuing operations	$1.01	$0.65	$0.60	$1.02
Earnings from discontinued operations	0.04	0.17	4.04	0.48
Net earnings	$1.05	$0.82	$4.64	$1.50
Average number of common shares outstanding:
Basic	124.6	131.3	128.2	130.7
Diluted	126.9	133.4	130.1	132.9
Dividends declared per common share	$0.55	$0.55	$1.65	$1.65

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Net earnings	$133.8	$109.7	$604.2	$199.7
Other comprehensive income (loss):
Foreign currency adjustment	(2.0)	(1.7)	3.5	(3.6)
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $(0.1), respectively	—	—	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $1.0, $1.3, $16.9 and $3.4, respectively	3.0	—	30.4	3.7
Net unamortized gain arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.6, $1.0, $10.4, and $3.0, respectively	1.0	1.6	16.4	4.8
Other comprehensive income (loss)	$2.0	$(0.1)	$50.3	$4.8
Total comprehensive income	$135.8	$109.6	$654.5	$204.5
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 22, 2015	May 25, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$436.2	$98.3
Receivables, net	64.0	83.8
Inventories	172.8	196.8
Prepaid income taxes	15.5	10.9
Prepaid expenses and other current assets	73.5	72.3
Deferred income taxes	174.5	124.0
Assets held for sale	45.4	1,390.3
Total current assets	$981.9	$1,976.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,258.3 and $2,050.2, respectively	3,288.5	3,381.0
Goodwill	872.4	872.5
Trademarks	574.6	574.6
Other assets	285.5	296.2
Total assets	$6,002.9	$7,100.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186.0	$233.1
Short-term debt	—	207.6
Accrued payroll	125.7	125.7
Accrued income taxes	116.3	—
Other accrued taxes	49.1	64.5
Unearned revenues	379.8	299.7
Current portion of long-term debt	15.0	15.0
Other current liabilities	478.9	457.4
Liabilities associated with assets held for sale	—	215.5
Total current liabilities	$1,350.8	$1,618.5
Long-term debt, less current portion	1,461.7	2,481.4
Deferred income taxes	321.0	286.1
Deferred rent	221.0	206.2
Obligations under capital leases, net of current installments	50.1	52.0
Other liabilities	360.5	299.6
Total liabilities	$3,765.1	$4,943.8
Stockholders’ equity:
Common stock and surplus	$1,338.8	$1,302.2
Retained earnings	989.0	995.8
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(77.8)	(128.1)
Unearned compensation	(4.4)	(5.2)
Total stockholders’ equity	$2,237.8	$2,156.9
Total liabilities and stockholders’ equity	$6,002.9	$7,100.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 22, 2015 and February 23, 2014
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 25, 2014	$1,302.2	$995.8	$(7.8)	$(128.1)	$(5.2)	$2,156.9
Net earnings	—	604.2	—	—	—	604.2
Other comprehensive income	—	—	—	50.3	—	50.3
Dividends declared	—	(211.2)	—	—	—	(211.2)
Stock option exercises (2.8 shares)	103.1	—	—	—	—	103.1
Stock-based compensation	21.3	—	—	—	—	21.3
ESOP note receivable repayments	—	—	—	—	0.8	0.8
Income tax benefits credited to equity	9.1	—	—	—	—	9.1
Repurchases of common stock (10.0 shares)	(102.5)	(399.8)	—	—	—	(502.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.6	—	—	—	—	5.6
Balance at February 22, 2015	$1,338.8	$989.0	$(7.8)	$(77.8)	$(4.4)	$2,237.8

Balance at May 26, 2013	$1,207.6	$998.9	$(8.1)	$(132.8)	$(6.1)	$2,059.5
Net earnings	—	199.7	—	—	—	199.7
Other comprehensive income	—	—	—	4.8	—	4.8
Dividends declared	—	(216.2)	—	—	—	(216.2)
Stock option exercises (1.4 shares)	38.1	—	0.3	—	—	38.4
Stock-based compensation	20.4	—	—	—	—	20.4
ESOP note receivable repayments	—	—	—	—	0.7	0.7
Income tax benefits credited to equity	9.5	—	—	—	—	9.5
Repurchases of common stock (0.0 shares)	(0.1)	(0.4)	—	—	—	(0.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.4	—	—	—	—	5.4
Balance at February 23, 2014	$1,280.9	$982.0	$(7.8)	$(128.0)	$(5.4)	$2,121.7
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 22, 2015	February 23, 2014
Cash flows—operating activities
Net earnings	$604.2	$199.7
Earnings from discontinued operations, net of tax	(525.9)	(64.8)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	238.4	226.0
Asset impairment charges	51.0	1.2
Amortization of loan costs and losses on interest-rate related derivatives	6.7	10.3
Stock-based compensation expense	41.3	33.2
Change in current assets and liabilities	34.0	87.3
Contributions to pension and postretirement plans	(1.1)	(0.9)
(Gain) loss on disposal of land, buildings and equipment	(0.6)	5.3
Change in cash surrender value of trust-owned life insurance	(5.8)	(10.7)
Deferred income taxes	(0.4)	(21.7)
Change in deferred rent	17.2	22.2
Change in other assets and liabilities	6.3	15.8
Loss on extinguishment of debt	91.3	—
Income tax benefits from exercise of stock-based compensation credited to goodwill	0.1	0.1
Other, net	(0.7)	3.4
Net cash provided by operating activities of continuing operations	$556.0	$506.4
Cash flows—investing activities
Purchases of land, buildings and equipment	(230.1)	(337.5)
Proceeds from disposal of land, buildings and equipment	24.8	1.6
Purchases of marketable securities	—	(3.0)
Proceeds from sale of marketable securities	9.7	8.7
Increase in other assets	(13.2)	(19.7)
Net cash used in investing activities of continuing operations	$(208.8)	$(349.9)
Cash flows—financing activities
Proceeds from issuance of common stock	107.1	43.8
Income tax benefits credited to equity	9.1	9.5
Dividends paid	(209.3)	(215.7)
Repurchases of common stock	(502.3)	(0.5)
ESOP note receivable repayment	0.8	0.7
Proceeds from issuance of short-term debt	397.4	1,832.8
Repayments of short-term debt	(605.0)	(1,815.8)
Repayment of long-term debt	(1,065.9)	—
Payment of debt issuance costs	—	(1.4)
Principal payments on capital leases	(1.7)	(1.5)
Proceeds from financing lease obligation	93.1	—
Net cash used in financing activities of continuing operations	$(1,776.7)	$(148.1)
Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(216.6)	160.3
Net cash provided by (used in) investing activities of discontinued operations	1,984.0	(129.9)
Net cash provided by discontinued operations	$1,767.4	$30.4

Increase in cash and cash equivalents	337.9	38.8
Cash and cash equivalents - beginning of period	98.3	88.2
Cash and cash equivalents - end of period	$436.2	$127.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 22, 2015	February 23, 2014
Cash flows from changes in current assets and liabilities
Receivables, net	18.7	16.7
Inventories	55.6	(34.2)
Prepaid expenses and other current assets	(5.0)	1.5
Accounts payable	(43.5)	23.3
Accrued payroll	8.0	3.5
Prepaid/accrued income taxes	(55.7)	(7.3)
Other accrued taxes	(2.3)	(2.5)
Unearned revenues	75.0	63.1
Other current liabilities	(16.8)	23.2
Change in current assets and liabilities	$34.0	$87.3

Supplemental schedule of noncash investing activities:
Increase in land, buildings and equipment through accrued purchases	$18.9	$34.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille®. We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53 week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 31, 2015 will contain 53 weeks of operation. Operating results for the quarter ended February 22, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.
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
Red Lobster Sale
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities and closed on the sale on July 28, 2014. For the quarters and nine months ended February 22, 2015 and February 23, 2014, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to Red Lobster and two closed synergy locations, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented. See Note 2 - Dispositions for additional information.
Note 2.Dispositions
On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants, however, as of February 22, 2015, 17 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next six months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale and recognition of the gain on the related proceeds was deferred. The proceeds of approximately $53.2 million associated with landlord consents are classified as other current liabilities on our consolidated balance sheet as of February 22, 2015. As the landlord consents and remaining contractual requirements are satisfied, we will derecognize the related assets and record the commensurate gain on the transaction. In conjunction with the sale of Red Lobster, there were 19 locations where Red Lobster shared a land parcel with another Darden brand. The land and related buildings for these 19 Darden locations were included in the sale transaction and simultaneously leased back to Darden. The proceeds associated with the sale of these properties are classified as a financing lease obligation on our consolidated balance sheet as a component of other liabilities and the associated lease payments will amortize the obligation over the life of the properties. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants.
As of February 22, 2015, we received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. During the nine months ended February 22, 2015, we recognized a gain on the sale of Red Lobster of $825.9 million, which is included in earnings from discontinued operations in our consolidated statement of earnings.
For the quarters and nine months ended February 22, 2015 and February 23, 2014, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented. No amounts for shared general and administrative operating support expense or interest expense were allocated to discontinued operations. Assets associated with those restaurants not yet disposed of, that are considered held for sale, have been segregated from continuing operations and presented as assets held for sale on our

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accompanying consolidated balance sheets. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. We elected to early adopt these provisions in the third quarter of fiscal 2015.
Earnings from discontinued operations, net of taxes in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Sales	$—	$614.5	$400.4	$1,805.9

Total cost of sales	(0.6)	495.0	324.0	1,457.8
Selling, general and administrative (1)	(7.9)	54.8	(772.1)	164.8
Depreciation and amortization	—	32.2	0.2	95.9
Earnings before income taxes	8.5	32.5	848.3	87.4
Income tax expense	3.1	9.4	322.4	22.6
Earnings from discontinued operations, net of tax	$5.4	$23.1	$525.9	$64.8

(1)	Amounts for the quarter and nine months ended February 22, 2015 include the gain recognized on the sale of Red Lobster.

The following table presents the carrying amounts of the major classes of assets and liabilities classified as held for sale on our accompanying consolidated balance sheets:

(in millions)	February 22, 2015	May 25, 2014
Current assets	$—	$241.0
Land, buildings and equipment, net	45.4	1,084.8
Other assets	—	64.5
Total assets	$45.4	$1,390.3

Current liabilities	$—	$130.6
Other liabilities	—	84.9
Total liabilities	$—	$215.5
During the quarter ended February 22, 2015, we divested all of our interest in our lobster aquaculture activities and we have no further commitments or obligations with respect to such activities. This divestiture did not represent a strategic shift in our operations, and, accordingly, it did not meet the definition to be reported as a discontinued operation.
Note 3.Supplemental Cash Flow Information

	Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014
Interest paid, net of amounts capitalized	$107.9	$66.0
Income taxes paid, net of refunds	203.7	63.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended February 22, 2015, interest paid includes payments associated with the retirement of long-term debt (see Note 14 - Long-Term Debt for further information), of $44.0 million in addition to $12.8 million of interest accrued through the date of the retirement. For the nine months ended February 22, 2015, income taxes paid includes tax payments associated with the gain on the sale of Red Lobster.
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted
	Nine Months Ended
	February 22, 2015	February 23, 2014
Weighted-average fair value	$10.59	$12.05
Dividend yield	4.5%	4.4%
Expected volatility of stock	37.3%	39.6%
Risk-free interest rate	2.1%	1.9%
Expected option life (in years)	6.5	6.4

The following table presents a summary of our stock-based compensation activity for the nine months ended February 22, 2015:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Performance Stock Units
Outstanding beginning of period	11.2	0.2	2.1	0.3
Awards granted	1.2	—	0.4	0.1
Awards exercised	(2.8)	(0.1)	(0.4)	(0.1)
Awards forfeited	(0.4)	—	(0.7)	(0.2)
Performance unit adjustment	—	—	—	0.3
Outstanding end of period	9.2	0.1	1.4	0.4
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Stock options (1)	$2.4	$3.6	$17.1	$15.1
Restricted stock/restricted stock units (1)	0.5	(0.3)	1.6	0.5
Darden stock units	4.1	2.2	8.9	10.1
Performance stock units (1)	3.6	0.2	11.6	4.3
Employee stock purchase plan	0.3	0.5	1.0	1.4
Director compensation program/other	0.5	0.1	1.1	1.8
Total stock-based compensation expense	$11.4	$6.3	$41.3	$33.2

(1)	The increase for the nine months ended February 22, 2015 is primarily attributable to the workforce reduction efforts further discussed in Note 12.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 5.Income Taxes
The effective income tax rate for the quarter and nine months ended February 22, 2015 was 12.7 percent and (60.5) percent, respectively, compared to an effective income tax rate of 2.8 percent and 4.2 percent for the quarter and nine months ended February 23, 2014, respectively. The change in the effective income tax rate for the quarter ended February 22, 2015 as compared to the quarter ended February 23, 2014 is primarily attributable to an increase in earnings before income taxes. The change in the effective income tax rate for the nine months ended February 22, 2015 as compared to the nine months ended February 23, 2014 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips on lower earnings before income taxes resulting from significant charges from debt breakage costs, asset impairments and workforce reduction costs. Excluding the impact of these costs, the related tax benefits and other discrete items, our effective income tax rate for the nine months ended February 22, 2015 would have been approximately 19.5 percent.
Included in our remaining balance of unrecognized tax benefits is $30.0 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Anti-dilutive stock options and restricted stock	—	4.5	1.5	4.1

Note 7.Stockholders' Equity
Share Repurchase Program
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers). The ASR program provided for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and received an initial delivery of approximately 8.6 million shares on October 1, 2014. In December 2014, the ASR program was completed and we received the final delivery of approximately 1.3 million shares. The total number of shares we purchased in connection with the ASR transactions was based on a combined discounted volume-weighted average price (VWAP) of $50.12 per share which was determined based on the average of the daily VWAP of our common stock over the duration of the program, less an agreed discount. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 22, 2015 and February 23, 2014 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 23, 2014	$0.8	$0.1	$(23.0)	$(57.7)	$(79.8)
Gain (loss)	(2.0)	—	1.4	—	(0.6)
Reclassification realized in net earnings	—	—	1.6	1.0	2.6
Balance at February 22, 2015	$(1.2)	$0.1	$(20.0)	$(56.7)	$(77.8)

Balance at November 24, 2013	$(3.7)	$0.1	$(50.1)	$(74.2)	$(127.9)
Gain (loss)	(1.7)	—	(1.1)	—	(2.8)
Reclassification realized in net earnings	—	—	1.1	1.6	2.7
Balance at February 23, 2014	$(5.4)	$0.1	$(50.1)	$(72.6)	$(128.0)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 22, 2015 and February 23, 2014 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 25, 2014	$(4.7)	$0.1	$(50.4)	$(73.1)	$(128.1)
Gain (loss)	(3.8)	—	2.1	14.6	12.9
Reclassification realized in net earnings	7.3	—	28.3	1.8	37.4
Balance at February 22, 2015	$(1.2)	$0.1	$(20.0)	$(56.7)	$(77.8)

Balance at May 26, 2013	$(1.8)	$0.2	$(53.8)	$(77.4)	$(132.8)
Gain (loss)	(3.6)	(0.1)	(1.6)	—	(5.3)
Reclassification realized in net earnings	—	—	5.3	4.8	10.1
Balance at February 23, 2014	$(5.4)	$0.1	$(50.1)	$(72.6)	$(128.0)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Derivatives
Commodity contracts	(1)	$—	$0.6	—	(0.1)
Equity contracts	(2)	—	—	(0.9)	(0.7)
Interest rate contracts	Interest, net	(2.5)	(2.6)	(44.4)	(7.8)
Foreign currency contracts	(2)	—	0.2	—	0.5
Total before tax		$(2.5)	$(1.8)	$(45.3)	$(8.1)
Tax benefit		0.9	0.7	17.0	2.8
Net of tax		$(1.6)	$(1.1)	$(28.3)	$(5.3)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.6)	$(2.2)	$(1.9)	$(6.8)
Recognized net actuarial loss - other plans	(4)	(1.0)	(0.4)	(1.3)	(1.0)
Total before tax		$(1.6)	$(2.6)	$(3.2)	$(7.8)
Tax benefit		0.6	1.0	1.4	3.0
Net of tax		$(1.0)	$(1.6)	$(1.8)	$(4.8)

(1)	Primarily included in cost of sales. See Note 9 for additional details.

(2)	Primarily included in cost of sales and selling, general and administrative expenses. See Note 9 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and selling, general and administrative expenses. See Note 8 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of selling, general and administrative expenses.
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Service cost	$0.4	$1.1	$0.9	$3.3
Interest cost	2.5	2.6	7.5	7.7
Expected return on plan assets	(3.8)	(4.3)	(11.4)	(12.9)
Recognized net actuarial loss	0.6	2.2	1.9	6.8
Net periodic benefit (credit) cost	$(0.3)	$1.6	$(1.1)	$4.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	—	0.4	0.8	1.0
Unrecognized prior service cost	(1.6)	—	(1.6)	—
Recognized net actuarial loss	0.3	—	0.6	—
Net periodic benefit (credit) cost	$(1.2)	$0.6	$0.2	$1.6

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
Note 9.Derivative Instruments and Hedging Activities
We enter into derivative instruments solely for risk management purposes, including derivatives designated as hedging instruments as required by ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing and foreign currency exchange rate risks inherent in our business operations. To the extent our cash-flow hedging instruments are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by ASC Topic 815, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our fair-value hedging instruments are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by ASC Topic 815, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 22, 2015, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets in our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, currency prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We are currently party to interest-rate swap agreements with $200.0 million of notional value to limit the risk of changes in fair value of $100.0 million of the $121.9 million 4.500 percent senior notes due October 2021 and $100.0 million of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During each of the quarters ended February 22, 2015 and February 23, 2014, $0.5 million was recorded as a reduction to interest expense related to the net swap settlements. During the nine months ended February 22, 2015 and February 23, 2014, $2.3 million and $1.6 million, respectively, was recorded as a reduction to interest expense related to the net swap settlements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 22, 2015, we were party to equity forward contracts that were indexed to 0.8 million shares of our common stock, at varying forward rates between $31.19 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred.
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
The notional values and fair value of our derivative contracts are as follows:

	Notional Values		Balance Sheet Location	Derivative Assets		Derivative Liabilities
(in millions)	February 22, 2015	May 25, 2014		February 22, 2015	May 25, 2014	February 22, 2015	May 25, 2014
Derivative contracts designated as hedging instruments
Commodity contracts	$—	$0.9	(1)	$—	$—	$—	$—
Equity forwards	13.6	20.6	(1)	0.2	—	—	(0.5)
Interest rate related	200.0	200.0	(1)	2.2	1.6	—	—
Foreign currency forwards	—	0.3	(1)	—	0.1	—	—
				$2.4	$1.7	$—	$(0.5)
Derivative contracts not designated as hedging instruments
Equity forwards	$49.6	$47.4	(1)	0.6	—	—	(1.2)
				$0.6	$—	$—	$(1.2)
Total derivative contracts				$3.0	$1.7	$—	$(1.7)

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	February 22, 2015	February 23, 2014		February 22, 2015	February 23, 2014		February 22, 2015	February 23, 2014
Commodity	$—	$1.2	(2)	$—	$0.6	(2)	$—	$—
Equity	1.4	(2.1)	(3)	—	—	(3)	0.2	0.4
Interest rate	—	—	Interest, net	(2.5)	(2.6)	Interest, net	—	—
Foreign currency	—	0.4	(4)	—	0.2	(4)	—	—
	$1.4	$(0.5)		$(2.5)	$(1.8)		$0.2	$0.4

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 22, 2015	February 23, 2014		February 22, 2015	February 23, 2014		February 22, 2015	February 23, 2014
Commodity	$—	$0.9	(2)	$—	$(0.1)	(2)	$—	$—
Equity	2.1	(2.5)	(3)	(0.9)	(0.7)	(3)	0.8	1.0
Interest rate	—	—	Interest, net	(44.4)	(7.8)	Interest, net	—	—
Foreign currency	—	0.6	(4)	—	0.5	(4)	—	—
	$2.1	$(1.0)		$(45.3)	$(8.1)		$0.8	$1.0

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	February 22, 2015	February 23, 2014			February 22, 2015	February 23, 2014
Interest rate	$0.1	$0.7	Interest, net	Fixed-rate debt	$(0.1)	$(0.7)	Interest, net

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended				Nine Months Ended
	February 22, 2015	February 23, 2014			February 22, 2015	February 23, 2014
Interest rate	$0.6	$(0.7)	Interest, net	Fixed-rate debt	$(0.6)	$0.7	Interest, net

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
(in millions)
Commodity contracts	Cost of Sales (1)	$—	$0.5	$—	$0.1
Equity forwards	Cost of Sales (2)	1.7	(0.6)	2.9	(0.3)
Equity forwards	Selling, General and Administrative	3.9	(1.6)	6.7	(0.6)
		$5.6	$(1.7)	$9.6	$(0.8)

(1)	Location of the gain (loss) recognized in earnings is food and beverage costs and restaurant expenses, which are components of cost of sales.

(2)	Location of the gain (loss) recognized in earnings is restaurant labor expenses, which is a component of cost of sales.
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 22, 2015, we expect to reclassify $4.7 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts and amortization of deferred losses on settled interest-rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements
The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as reflected on our consolidated balance sheets as of February 22, 2015 and May 25, 2014:

Items Measured at Fair Value at February 22, 2015
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.3	$—	$2.3	$—
U.S. Treasury securities	(2)	5.0	5.0	—	—
Mortgage-backed securities	(1)	1.5	—	1.5	—
Derivatives:
Equity forwards	(3)	0.8	—	0.8	—
Interest rate swaps	(4)	2.2	—	2.2	—
Total		$11.8	$5.0	$6.8	$—

Items Measured at Fair Value at May 25, 2014
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$9.7	$—	$9.7	$—
U.S. Treasury securities	(2)	6.1	6.1	—	—
Mortgage-backed securities	(1)	2.6	—	2.6	—
Derivatives:
Equity forwards	(3)	(1.7)	—	(1.7)	—
Interest rate locks & swaps	(4)	1.6	—	1.6	—
Foreign currency forwards	(5)	0.1	—	0.1	—
Total		$18.4	$6.1	$12.3	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of February 22, 2015, was $1.48 billion and $1.57 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 25, 2014, was $2.50 billion and $2.63 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of February 22, 2015 are discussed in Note 15 - Asset Impairment, Net. Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of May 25, 2014 were not material.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 22, 2015 and May 25, 2014, we had $124.2 million and $113.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 22, 2015 and May 25, 2014, we had $14.1 million and $17.8 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 22, 2015 and May 25, 2014, we had $143.3 million and $3.4 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 22, 2015 and May 25, 2014, amounted to $109.7 million and $2.7 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2015 through fiscal 2044.
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
In September 2012, a collective action under the Fair Labor Standards Act was filed in the United States District Court for the Southern District of Florida, Alequin v. Darden Restaurants, Inc., in which named plaintiffs claim that the Company required or allowed certain employees at Olive Garden, Red Lobster, LongHorn Steakhouse, Bahama Breeze and Seasons 52  to work off the clock and required them to perform tasks unrelated to their tipped duties while taking a tip credit against their hourly rate of pay.  The plaintiffs seek an unspecified amount of alleged back wages, liquidated damages, and attorneys' fees.  In July 2013, the United States District Court for the Southern District of Florida conditionally certified a nationwide class of servers and bartenders who worked in the aforementioned restaurants at any point from September 6, 2009 through September 6, 2012.  Unlike a class action, a collective action requires potential class members to “opt in” rather than “opt out” following the issuance of a notice.  Out of the approximately 217,000 opt-in notices distributed, 20,225 were returned. In June 2014, the Company filed a motion seeking to have the class decertified. In September 2014, the Court granted the Company’s motion to decertify the class which resulted in the dismissal of all opt-ins. In October 2014, the Court granted the parties' joint motion to stay the proceedings pending completion of proceedings culminating in arbitration through the Company’s Dispute Resolution Program.  In December 2014, the Court administratively closed the case. We believe that our wage and hour policies comply with the law and that we have meritorious defenses to the remaining substantive claims in this matter. An estimate of the possible loss, if any, or the range of loss cannot be made at this stage of the proceeding.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 12. Workforce Reduction Costs
Beginning in fiscal 2014, we performed comprehensive reviews of our operations and support structure resulting in changes in our growth plans and related support structure needs. As a result, we had workforce reductions and program spending cuts in September 2013 (September 2013 Plan), January 2014 (January 2014 Plan), May 2014 (May 2014 Plan) and November 2014 (November 2014 Plan). In accordance with these actions, we incurred employee termination benefits costs and other costs which are included in selling, general and administrative expenses in our consolidated statements of earnings for the quarters and nine months ended February 22, 2015 and February 23, 2014 as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Employee termination benefits (1)	$0.7	$0.3	$27.7	$11.2
Other (2)	—	(0.1)	0.4	0.7
Total	$0.7	$0.2	$28.1	$11.9

(1)	Includes salary and stock-based compensation expense.

(2)	Includes postemployment medical, outplacement and relocation costs.

The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities on our consolidated balance sheet as of February 22, 2015:

(in millions)	September 2013 Plan	January 2014 Plan	May 2014 Plan	November 2014 Plan	Payments	Adjustments	Balance at February 22, 2015
Employee termination benefits (1)	$7.7	$0.7	$5.0	$17.2	$(17.3)	$0.4	$13.7
Other	0.8	0.1	0.2	0.4	(1.1)	(0.2)	0.2
Total	$8.5	$0.8	$5.2	$17.6	$(18.4)	$0.2	$13.9

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect approximately $0.5 million of additional costs related to the November 2014 Plan. We expect the remaining liability to be paid by the second quarter of fiscal 2017.
Note 13. Special Charges
For the nine months ended February 22, 2015, we recognized charges of $12.6 million related to advisory, legal and other professional service fees directly related to addressing shareholder activism and the proxy contest with Starboard Value LP and its affiliates.
Note 14. Long-Term Debt
During the first nine months of fiscal 2015, we retired approximately $1.01 billion aggregate principal of long-term debt, comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $338.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019, $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024 and $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016.
For the quarter and nine months ended February 22, 2015, we recorded approximately $0.8 million and $91.3 million, respectively, of expenses associated with the retirement. These expenses included cash components for repurchase premiums and make-whole amounts of approximately $0.4 million benefit and $44.0 million expense for the quarter and nine months ended February 22, 2015, respectively. Non-cash charges associated with hedge and loan cost write-offs were approximately $1.2 million and $47.3 million for the quarter and nine months ended February 22, 2015, respectively. These amounts were

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded in interest, net in our consolidated statements of earnings for the quarter and nine months ended February 22, 2015, respectively.
Note 15. Asset Impairment, Net
During the quarter and nine months ended February 22, 2015, we recognized long-lived asset impairment charges of $4.4 million ($2.7 million net of tax) and $51.0 million ($33.4 million net of tax), respectively. Impairment charges resulted primarily from the carrying value of restaurant assets exceeding the estimated fair market value, which is based on projected cash flows. Of the total impairments, $0.3 million and $34.1 million for the quarter and nine months ended February 22, 2015, respectively, related to restaurant impairments. During the nine months ended February 22, 2015, management identified nine Olive Garden locations and three Seasons 52 locations where the estimated useful life was significantly shortened based on a re-evaluation of expected lease renewals, leading to significant decreases in projected cash flows. We also recognized impairments of assets related to the expected disposal of excess land parcels, our lobster aquaculture project and a corporate airplane in connection with the closure of our aviation department during the nine months ended February 22, 2015. During the quarter and nine months ended February 23, 2014, we recognized long-lived asset impairment charges of $0.0 million and $1.2 million ($0.7 million net of tax), respectively, primarily from the carrying value of restaurant assets exceeding the estimated fair market value, which is based on projected cash flows. These costs are included in asset impairments, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.
Note 16. Application of New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Note 17. Subsequent Events
On March 18, 2015, the Board of Directors declared a cash dividend of $0.55 per share to be paid May 1, 2015 to all shareholders of record as of the close of business on April 10, 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 22, 2015 and February 23, 2014. This information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended			Nine Months Ended
	February 22, 2015	February 23, 2014	% Chg	February 22, 2015	February 23, 2014	% Chg
Sales	$1,730.9	$1,618.5	6.9%	$4,885.7	$4,635.5	5.4%
Costs and expenses:
Cost of sales:
Food and beverage	530.7	485.5	9.3	1,518.2	1,386.6	9.5
Restaurant labor	535.6	508.9	5.2	1,550.7	1,491.9	3.9
Restaurant expenses	276.0	271.4	1.7	825.7	795.9	3.7
Total cost of sales (1)	$1,342.3	$1,265.8	6.0	$3,894.6	$3,674.4	6.0
Selling, general and administrative	134.2	154.2	(13.0)	484.6	494.3	(2.0)
Depreciation and amortization	79.6	76.3	4.3	238.4	226.0	5.5
Interest, net	23.3	33.1	(29.6)	168.3	98.8	70.3
Asset impairment, net	4.4	—	NM	51.0	1.2	NM
Total costs and expenses	$1,583.8	$1,529.4	3.6	$4,836.9	$4,494.7	7.6
Earnings before income taxes	147.1	89.1	65.1	48.8	140.8	(65.3)
Income tax (benefit) expense (2)	18.7	2.5	648.0	(29.5)	5.9	(600.0)
Earnings from continuing operations	$128.4	$86.6	48.3	$78.3	$134.9	(42.0)
Earnings from discontinued operations, net of tax	5.4	23.1	(76.6)	525.9	64.8	711.6
Net earnings	$133.8	$109.7	22.0%	$604.2	$199.7	202.6%
Diluted net earnings per share:
Earnings from continuing operations	$1.01	$0.65	55.4%	$0.60	$1.02	(41.2)%
Earnings from discontinued operations	0.04	0.17	(76.5)%	4.04	0.48	741.7%
Net earnings	$1.05	$0.82	28.0%	$4.64	$1.50	209.3%

(1) Excludes restaurant depreciation and amortization	$73.8	$70.8	4.2%	$219.8	$209.8	4.8%
(2) Effective tax rate	12.7%	2.8%		(60.5)%	4.2%

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2015, compared with the number open at the end of fiscal 2014 and the end of the third quarter of fiscal 2014.

	February 22, 2015	May 25, 2014	February 23, 2014
Olive Garden (1)	845	837	836
LongHorn Steakhouse	478	464	453
The Capital Grille	55	54	53
Bahama Breeze	36	37	37
Seasons 52	42	38	38
Eddie V's	15	15	13
Yard House	57	52	48
Other (2)	—	4	4
Total	1,528	1,501	1,482

(1)	Includes six locations in Canada for all periods presented.

(2)	Represents synergy restaurants in operation. We completed the conversion of all remaining synergy restaurants into stand-alone Olive Garden restaurants during the first quarter of fiscal 2015.
OVERVIEW OF OPERATIONS
On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities. On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants. However, as of February 22, 2015, 17 of the properties remain subject to landlord consents and satisfaction of other contractual requirements, which are expected to be satisfied within the next six months. Therefore, the assets of these remaining restaurants continue to be classified as held for sale on our consolidated balance sheet and recognition of the gain on the related proceeds was deferred. As of February 22, 2015, we had received $2.08 billion in cash proceeds, net of transaction-related costs of approximately $29.3 million. During the nine months ended February 22, 2015, we recognized a gain on the sale of Red Lobster of $825.9 million, which is included in earnings from discontinued operations in our consolidated statement of earnings. Additionally, in the fourth quarter of fiscal 2014, in connection with the expected sale of Red Lobster, we closed two of the six restaurants that housed both a Red Lobster and an Olive Garden in the same building (synergy restaurants). In the first quarter of fiscal 2015, we completed the conversion of the four remaining synergy restaurants to stand-alone Olive Garden restaurants. See Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
For the quarters and nine months ended February 22, 2015 and February 23, 2014, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings for all periods presented.
Financial Highlights
Our sales from continuing operations were $1.73 billion and $4.89 billion for the third quarter and the first nine months of fiscal 2015, compared to $1.62 billion and $4.64 billion for the third quarter and the first nine months of fiscal 2014. The increase of 6.9 percent in sales for the third quarter of fiscal 2015 was primarily driven by revenue from the addition of 46 net new company-owned restaurants since the third quarter of fiscal 2014 and a combined Darden same-restaurant sales increase of 3.6 percent. The increase of 5.4 percent in sales for the first nine months of fiscal 2015 was primarily driven by revenue from the addition of 46 net new company-owned restaurants mentioned above and a combined Darden same-restaurant sales increase of 1.8 percent.
For the third quarter of fiscal 2015, our net earnings from continuing operations were $128.4 million compared to $86.6 million for the third quarter of fiscal 2014, and our diluted net earnings per share from continuing operations were $1.01 for the third quarter of fiscal 2015 compared to $0.65 for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, our net earnings from continuing operations were $78.3 million compared to $134.9 million for the first nine months of fiscal 2014, and our diluted net earnings per share from continuing operations were $0.60 for the first nine months of fiscal 2015 compared to $1.02 for the first nine months of fiscal 2014.
Our diluted per share results from continuing operations for the third quarter of fiscal 2015 were positively impacted by approximately $0.02, comprised of:

•	Approximately $0.05 positive impact due to the tax benefits related to exiting from our lobster aquaculture project;

•	Approximately $0.02 adverse impact due to impairments of excess land parcels held for sale.

•	Approximately $0.01 adverse impact due to strategic action plan costs, including real estate feasibility costs.

Our diluted per share results from continuing operations for the first nine months of fiscal 2015 were adversely impacted by approximately $0.94, comprised of:

•	Approximately $0.16 due to severance and other costs associated with the support expense reduction efforts announced in the second quarter, including the closure of our aviation department;

•	Approximately $0.22 due to restaurant-related asset impairments and lease buy-outs;

•	Approximately $0.12 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and associated actions in the proxy contest;

•	Approximately $0.02 due to impairment of assets (net of related tax benefits) associated with our lobster aquaculture project; and

•	Approximately $0.42 due to debt breakage costs related to the retirement of $1.01 billion in principal of long-term debt.
Outlook
We expect same-restaurant sales in fiscal 2015 to range from an increase of 0.5 percent to 1.0 percent for Olive Garden and an increase of 3.5 percent to 4.0 percent for LongHorn Steakhouse. We expect a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House of approximately 3.0 percent to 3.5 percent. Total sales from continuing operations in fiscal 2015 are expected to increase between 7.0 percent and 8.0 percent, including the impact of the 53rd week in fiscal 2015. We expect food and beverage expenses to be higher as a percent of sales based on our expectations of food cost inflation and we expect restaurant labor expenses to be lower as a percent of sales. Despite costs we incurred in connection with the Red Lobster separation in fiscal 2015, we expect general and administrative expenses as a percent of sales to be lower than fiscal 2014. This is primarily due to cost savings generated from actions taken as a result of our restaurant support platform review. We expect our remaining expense line items, restaurant expenses and depreciation expense, to be relatively flat as a percent of sales. In fiscal 2015, we expect to add approximately 34 net new restaurants, and we expect capital expenditures incurred to build new restaurants and remodel existing restaurants to be approximately $300.0 million.
SALES
The following table presents our sales and U.S. same-restaurant sales (SRS) by brand for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 22, 2015	February 23, 2014	% Chg	SRS (1)	February 22, 2015	February 23, 2014	% Chg	SRS (1)
Olive Garden	$957.1	$929.5	3.0%	2.2%	$2,752.3	$2,716.9	1.3%	0.5%
LongHorn Steakhouse	$403.8	$362.6	11.4%	5.4%	$1,106.5	$1,008.1	9.8%	3.9%
Yard House	$117.2	$96.6	21.3%	5.4%	$337.3	$286.4	17.8%	4.0%
The Capital Grille	$113.5	$103.1	10.1%	6.1%	$293.5	$266.3	10.2%	5.0%
Bahama Breeze	$46.6	$46.1	1.1%	3.2%	$147.6	$143.6	2.8%	1.3%
Seasons 52	$65.1	$54.1	20.3%	5.2%	$170.6	$141.0	21.0%	2.2%
Eddie V's	$25.0	$20.5	22.0%	9.6%	$69.4	$55.5	25.0%	5.5%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2015 were driven by revenue from nine net new restaurants combined with U.S. same-restaurant sales increases in the third quarter and first nine months of fiscal 2015. The increase in U.S. same-restaurant sales for the third quarter fiscal 2015 resulted from a 3.8 percent increase in average check partially offset by a 1.6 percent decrease in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2015 resulted from a 2.2 percent increase in average check partially offset by a 1.7 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2015 were driven by revenue from 25 net new restaurants combined with same-restaurant sales increases for the third quarter and first nine months of fiscal 2015. The increase in same-restaurant sales for the third quarter of fiscal 2015 resulted from a 4.1 percent increase in average check combined with a 1.3 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2015 resulted from a 3.8 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales of $367.4 million and $1.02 billion for the third quarter and first nine months of fiscal 2015, which were 14.7 percent and 14.1 percent above last fiscal year’s third quarter and first nine months, respectively, primarily driven by the incremental sales from 16 net new restaurants added since the third quarter of fiscal 2014.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 22, 2015 and February 23, 2014.  Additionally, this information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	February 22, 2015	February 23, 2014	February 22, 2015	February 23, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales:
Food and beverage	30.7	30.0	31.1	29.9
Restaurant labor	30.9	31.4	31.7	32.2
Restaurant expenses	15.9	16.8	16.9	17.2
Total cost of sales (1)	77.5%	78.2%	79.7%	79.3%
Selling, general and administrative	7.8	9.6	10.0	10.7
Depreciation and amortization	4.6	4.7	4.9	4.9
Interest, net	1.3	2.0	3.4	2.1
Asset impairment, net	0.3%	—%	1.0%	—%
Total costs and expenses	91.5%	94.5%	99.0%	97.0%
Earnings before income taxes	8.5	5.5	1.0	3.0
Income taxes	1.1	0.1	(0.6)	0.1
Earnings from continuing operations	7.4	5.4	1.6	2.9

(1) Excludes restaurant depreciation and amortization of:	4.3%	4.4%	4.5%	4.5%
Quarter Ended February 22, 2015 Compared to Quarter Ended February 23, 2014
Total costs and expenses were $1.58 billion and $1.53 billion for the quarters ended February 22, 2015 and February 23, 2014, respectively. As a percent of sales, total costs and expenses decreased from 94.5 percent for the third quarter of fiscal 2014 to 91.5 percent for the third quarter of fiscal 2015.

•	Food and beverage costs increased as percent of sales as a result of food cost inflation, primarily beef, and increased costs for promotional items, partially offset by pricing and favorable menu mix.

•	Restaurant labor costs decreased as a percent of sales primarily as a result of sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily as a result of sales leverage and lower new restaurant pre-opening expenses.

•	Selling, general and administrative expenses decreased as a percent of sales, primarily as a result of lower marketing expense and sales leverage.

•	Depreciation and amortization expense decreased as a percent of sales due to sales leverage.

•	Net interest expense decreased as a percent of sales due to lower interest resulting from the paydown of debt.
Nine Months Ended February 22, 2015 Compared to Nine Months Ended February 23, 2014
Total costs and expenses were $4.84 billion and $4.49 billion for the nine months ended February 22, 2015 and February 23, 2014, respectively. As a percent of sales, total costs and expenses increased from 97.0 percent for the first nine months of fiscal 2014 to 99.0 percent for the first nine months of fiscal 2015.

•
Food and beverage costs increased as percent of sales as a result of food cost inflation, primarily dairy and beef, and increased costs for promotional items, partially offset by pricing and favorable menu mix.

•	Restaurant labor costs decreased as a percent of sales primarily as a result of sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily as a result of sales leverage and lower new restaurant pre-opening expenses.

•
Selling, general and administrative expenses decreased as a percent of sales, primarily as a result of sales leverage and support cost savings net of costs related to implementation of the strategic action plan.

•	Depreciation and amortization expense was essentially flat as a percent of sales.

•	Net interest expense increased as a percent of sales primarily due to $91.3 million of debt breakage costs related to the retirement of $1.01 billion in principal of long-term debt.
INCOME TAXES
The effective income tax rate for the quarter and nine months ended February 22, 2015 was 12.7 percent and (60.5) percent, respectively, compared to an effective income tax rate of 2.8 percent and 4.2 percent for the quarter and nine months ended February 23, 2014 , respectively. The change in the effective income tax rate for the quarter ended February 22, 2015 as compared to the quarter ended February 23, 2014 is primarily attributable to an increase in earnings before income taxes. The change in the effective income tax rate for the nine months ended February 22, 2015 as compared to the nine months ended February 23, 2014 is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips on lower earnings before income taxes resulting from significant charges from debt breakage costs, asset impairments and workforce reduction costs. Excluding the impact of these costs, the related tax benefits and other discrete items, our effective income tax rate for the nine months ended February 22, 2015 would have been approximately 19.5 percent.
EARNINGS FROM DISCONTINUED OPERATIONS
On an after-tax basis, earnings from discontinued operations for the third quarter and first nine months of fiscal 2015 were $5.4 million ($0.04 per diluted share) and $525.9 million ($4.04 per diluted share) compared with earnings from discontinued operations for the third quarter and first nine months of fiscal 2014 of $23.1 million ($0.17 per diluted share) and $64.8 million ($0.48 per diluted share), respectively. In fiscal 2015, we recorded a pre-tax gain of $825.9 million on the sale of Red Lobster as described above.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 22, 2015, we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement matures on October 24, 2018 and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.300 percent for LIBOR loans and 0.300 percent for base rate loans. As of February 22, 2015, we had no outstanding balances under the Revolving Credit Agreement.
In the first nine months of fiscal 2015, we completed the retirement of the previously announced $1.01 billion aggregate principal retirement of long-term debt, comprised of $278.1 million aggregate principal of our 4.500 percent senior notes due 2021, $338.9 million aggregate principal of our 3.350 percent senior notes due 2022, $80.0 million aggregate principal amount of our 3.790 percent senior notes due 2019, $210.0 million aggregate principal amount of our 4.520 percent senior notes due 2024 and $100.0 million aggregate principal amount of our outstanding 7.125 percent debentures due 2016.
During the first nine months of fiscal 2015, we recorded approximately $91.3 million of expenses associated with the $1.01 billion aggregate principal retirement including cash costs of approximately $44.0 million for repurchase premiums and make-whole amounts and non-cash charges of approximately $47.3 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statement of earnings. Excluding these one-time retirement costs, we expect these debt retirements to reduce our interest expense by approximately $49.0 million annually.
As of February 22, 2015, our long-term debt consisted principally of:

•	$270.0 million unsecured, variable-rate, amortizing term loan, maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$121.9 million of unsecured 4.500 percent senior notes due in October 2021;

•	$111.1 million of unsecured 3.350 percent senior notes due in November 2022;

•	$10.0 million of unsecured 4.520 percent senior notes due in August 2024;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
We also had $15.0 million included in current liabilities as current portion of long-term debt as of February 22, 2015, associated with the term loan, which reflects the annual principal amortization payment due in August 2015.
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

A summary of our contractual obligations and commercial commitments as of February 22, 2015 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$—	$—	$—	$—	$—
Long-term debt (1)	2,331.7	92.5	922.0	79.6	1,237.6
Operating Leases (2)	1,182.5	181.4	328.6	260.7	411.8
Purchase obligations (3)	409.0	384.2	24.8	—	—
Capital lease obligations (4)	81.5	5.7	11.7	12.1	52.0
Benefit obligations (5)	448.5	32.1	81.7	89.1	245.6
Unrecognized income tax benefits(6)	13.6	0.4	4.3	8.9	—
Total contractual obligations	$4,466.8	$696.3	$1,373.1	$450.4	$1,947.0
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (7)	$138.3	$138.3	$—	$—	$—
Guarantees (8)	143.3	32.9	51.7	30.5	28.2
Total commercial commitments	$281.6	$171.2	$51.7	$30.5	$28.2

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.1 percent. Excludes issuance discount of $3.6 million.

(2)	Includes financing lease obligations and associated imputed interest of $78.2 million over the life of the obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects and other miscellaneous commitments.

(4)	Capital lease obligations include imputed interest of $28.9 million over the life of the obligations.

(5)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2026.

(6)	Includes interest on unrecognized income tax benefits of $0.6 million, $0.0 million of which relates to contingencies expected to be resolved within one year.

(7)
Includes letters of credit for $124.2 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.3 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $13.8 million.

(8)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. Repurchased common stock has historically been reflected as a reduction of stockholders' equity. During the quarter and nine months ended February 22, 2015, we repurchased 1.3 million and 10.0 million shares, respectively, of our common stock compared to 0.6 thousand and 9.9 thousand shares, respectively, of our common stock during the quarter and nine months ended February 23, 2014. As of February 22, 2015, we have repurchased a total of 182.0 million shares of our common stock, 169.3 million of which have been retired and restored to authorized but unissued shares of common stock.
In July 2014, as part of the previously authorized share repurchase program, we entered into accelerated share repurchase (ASR) agreements with Goldman, Sachs & Co. and Wells Fargo Bank, National Association (Dealers). The ASR program provided for the repurchase of an aggregate of $500.0 million of our common stock.  Under the ASR agreements, we paid an aggregate of $500.0 million to the Dealers in August 2014 and received an initial delivery of approximately 8.6 million shares on October 1, 2014. In December 2014, the ASR program was completed and we received the final delivery of approximately 1.3 million shares. The total number of shares we purchased in connection with the ASR transactions was based on a combined discounted volume-weighted average price (VWAP) of $50.12 per share which was determined based on the average of the daily VWAP of our common stock over the duration of the program, less an agreed discount. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock.

Net cash flows provided by operating activities of continuing operations increased to $556.0 million for the first nine months of fiscal 2015, from $506.4 million for the first nine months of fiscal 2014. The increase was primarily due to the timing of inventory purchases and current period activity of taxable timing differences partially offset by the timing of payments of accounts payable and lower net earnings.
Net cash flows used in investing activities of continuing operations decreased to $208.8 million for the first nine months of fiscal 2015, from $349.9 million for the first nine months of fiscal 2014, and included capital expenditures of $230.1 million for the first nine months of fiscal 2015 compared to $337.5 million for the first nine months of fiscal 2014. Capital expenditures for the first nine months of fiscal 2015 were lower primarily due to a decrease in new restaurant construction and remodel activity during fiscal 2015.
Net cash flows used in financing activities of continuing operations were $1.78 billion for the first nine months of fiscal 2015, compared to $148.1 million for the first nine months of fiscal 2014. Net cash flows used in financing activities for the first nine months of fiscal 2015 included net repayments of short-term debt of $207.6 million as compared to net proceeds from the issuance of short-term debt of $17.0 million for the first nine months of fiscal 2014. Net cash flows used in financing activities for the first nine months of fiscal 2015 also reflected the retirement of approximately $1.01 billion aggregate principal of long-term debt and share repurchases of $502.3 million. Net cash flows used in financing activities also included $209.3 million in dividends paid for the first nine months of fiscal 2015, compared to $215.7 million in dividends paid for the first nine months of fiscal 2014. Dividends declared by our Board of Directors totaled $0.55 per share in the third quarter and $1.65 per share for the first nine months of fiscal 2015, which is consistent with our dividend for the same periods in fiscal 2014.
We are conducting a comprehensive evaluation of a wide range of options for the potential monetization of our real estate including the listing of 31 properties for sale-leaseback transactions. We have also listed our corporate headquarters to explore different monetizing structures, including a sale-leaseback. We anticipate using the proceeds from these sales to repay debt.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2014 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 22, 2015, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.30 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $981.9 million as of February 22, 2015, compared to $1.98 billion as of May 25, 2014. The decrease was primarily due the decrease in assets held for sale associated with the sale of Red Lobster partially offset by an increase in cash and cash equivalents.
Our current liabilities totaled $1.35 billion as of February 22, 2015, compared to $1.62 billion as of May 25, 2014. The decrease was primarily due to the repayment of short-term debt and the reduction of liabilities associated with assets held for sale partially offset by an increase in accrued income taxes.
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
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, projections for U.S. same-restaurant sales, total sales, food and beverage expenses, restaurant labor expenses, restaurant expenses, selling, general and administrative expenses, depreciation expenses, diluted net earnings per share growth and capital expenditures in fiscal 2015, potential monetization of our real estate and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are first made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 25, 2014, Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended August 24, 2014 and November 23, 2014 and Part II, Item 1A of this report, which are summarized as follows:

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 22, 2015, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, foreign currency exchange rate, equity forwards and commodity instrument exposures were approximately $37.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $95.4 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first nine months of fiscal 2015 averaged $1.83 billion, with a high of $2.63 billion and a low of $1.54 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 22, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2015.
During the fiscal quarter ended February 22, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 25, 2014 or previous Form 10-Qs.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 22, 2015. Since commencing repurchases in December 1995, we have repurchased a total of 182.0 million shares through February 22, 2015 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 24, 2014 through December 28, 2014	1,341,508	$50.12	1,341,508	5,433,141
December 29, 2014 through January 25, 2015	—	$—	—	5,433,141
January 26, 2015 through February 22, 2015	2,017	$62.11	2,017	5,431,124
Total	1,343,525	$50.14	1,343,525	5,431,124

(1)
All of the shares purchased during the quarter ended February 22, 2015 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

(2)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

(3)
In July 2014, as part of the previously authorized repurchase program, we entered into accelerated share repurchase (ASR) agreements. Initial delivery of approximately 8.6 million shares was received on October 1, 2014. In December 2014, the ASR program was completed and we received the final delivery of approximately 1.3 million shares. The total number of shares we purchased in connection with the ASR transactions was based on a discounted volume-weighted average price of $50.12. See Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 6.Exhibits
 The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	March 30, 2015	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
10.1 *	Agreement, dated November 25, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 1, 2014).
12	Computation of Ratio of Consolidated Earnings to Fixed Charges.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.