Form 10-K
period 2015-05-31
DARDEN RESTAURANTS INC
filed 2015-07-24
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, without par value and Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $55.85 per share as reported on the New York Stock Exchange on November 21, 2014, was approximately: $6,326,916,000.
Number of shares of Common Stock outstanding as of May 31, 2015: 126,668,976 (excluding 1,270,694 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 17, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after May 31, 2015, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2015 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 31, 2015

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2016, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS
Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 31, 2015, we owned and operated 1,534 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Seasons 52®, Bahama Breeze®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's") trademarks. We served over 352 million meals in fiscal 2015. As of May 31, 2015, we also had 34 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of Darden owned and operated restaurants, as well as those operated under franchise agreements, as of May 31, 2015.

Number of restaurants	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's (2)	Yard House	Total Restaurants
Owned and operated:
United States (1)	840	480	54	36	43	16	59	1,528
Canada	6	—	—	—	—	—	—	6
Total	846	480	54	36	43	16	59	1,534
Franchised:
U.S. Airports	—	2	—	—	—	—	—	2
Puerto Rico	1	7	—	—	—	—	—	8
Middle East	5	2	—	—	—	—	—	7
Central and South America	13	1	1	—	—	—	—	15
Malaysia	1	1	—	—	—	—	—	2
Total	20	13	1	—	—	—	—	34

(1)	Includes three restaurants located in Central Florida and three restaurants in California that are owned jointly by us and third parties, and managed by us.

(2)	Includes 13 Eddie V's and 3 Wildfish restaurants.
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

On May 15, 2014, we entered into an agreement to sell Red Lobster and certain related assets and associated liabilities. Additionally, in the fourth quarter of fiscal 2014, in connection with the anticipated sale of Red Lobster, we closed two company-owned restaurants that housed both a Red Lobster and an Olive Garden in the same building ("synergy restaurants"). On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants. We have classified the results of operations and impairment charges of the Red Lobster business and the two closed company-owned synergy restaurants as discontinued operations in our consolidated statements of earnings and cash flows for all periods presented.

We have a 52/53 week fiscal year ending the last Sunday in May, which for fiscal 2015 was May 31, 2015. Accordingly, fiscal 2015 consisted of 53 weeks. Fiscal 2014 and 2013, which ended May 25, 2014 and May 26, 2013, respectively, each consisted of 52 weeks of operation.
The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.

Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes The Capital Grille and Eddie V's) and 4) Other Business (which includes Yard House, Seasons 52, Bahama Breeze, consumer-packaged goods and franchise revenues). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments. Additional information about our segments, including financial information, is included in Note 6 “Segment Information” under Notes to Consolidated Financial Statements in our 2015 Annual Report to Shareholders, which is incorporated herein by reference.
Restaurant Brands
Olive Garden
Olive Garden is an internally-developed brand and is the largest full-service dining Italian restaurant operator in the United States. Olive Garden offers a variety of Italian foods featuring fresh ingredients presented simply with a focus on flavor and quality, and a broad selection of imported Italian wines. In fiscal 1983, Olive Garden opened its first restaurant in Orlando, Florida.
Olive Garden's updated menu includes new better-for-you Italian fare as well as classic Tuscan favorites, including flatbreads and other appetizers; soups, salad and garlic breadsticks; baked pastas; sautéed specialties with chicken, seafood and fresh vegetables; grilled meats; and a variety of desserts. Olive Garden also uses coffee imported from Italy for its espresso and cappuccino.
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $7.00 to $15.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2015, the average check per person was approximately $17.00, with alcoholic beverages accounting for 6.7 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. We acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (“RARE”) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops, burgers and prime rib.
Most dinner menu entrée prices range from $12.00 to $25.00, and most lunch menu entrée prices range from $7.50 to $15.50. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2015, the average check per person was approximately $20.00, with alcoholic beverages accounting for 9.7 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

The Capital Grille
The Capital Grille is a full-service restaurant with locations in major metropolitan cities in the United States and features relaxed elegance and style. We acquired The Capital Grille in October 2007 as part of the RARE acquisition. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 350 selections, personalized service, comfortable club-like atmosphere, and premiere private dining rooms.
Most dinner menu entrée prices range from $16.00 to $59.00 and most lunch menu entrée prices range from $12.00 to $39.00. During fiscal 2015, the average check per person was approximately $75.00, with alcoholic beverages accounting for 29.6 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

Eddie V's
Eddie V's is a full-service restaurant with locations in major metropolitan cities in the United States with a sophisticated and contemporary ambiance, featuring live nightly music in the V-Lounge. The menu is inspired by the great classic restaurants of New Orleans, San Francisco and Boston, with an emphasis on prime seafood creations, USDA prime beef and chops, and fresh oyster bar selections. The atmosphere provides a comfortable dining experience "where your pleasure is our sole intention." Wildfish Seafood Grille is a full-service restaurant providing a dining experience focused on comfort and excitement with fresh seafood daily and high quality USDA steaks. We acquired eight Eddie V's Prime Seafood restaurants and three Wildfish Seafood Grille restaurants in November 2011.

Most dinner menu entrée prices at Eddie V's range from $18.00 to $61.00. During fiscal 2015, the average check per person was approximately $90.00, with alcoholic beverages accounting for 32.5 percent of Eddie V's sales. Eddie V's maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Bahama Breeze
Bahama Breeze is an internally-developed full-service restaurant brand operating primarily in the eastern United States, that offers guests the feeling of a Caribbean escape, with food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as handcrafted tropical cocktails. In fiscal 1996, Bahama Breeze opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices at Bahama Breeze range from $9.00 to $30.00, and most lunch entrée prices range from $7.00 to $21.00. During fiscal 2015, the average check per person was approximately $26.00, with alcoholic beverages accounting for 23.1 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand operating primarily in the eastern United States, with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu inspired by the appeal of a local farmer’s market. The menu includes an international collection of more than 100 wines, with 52 available by the glass, along with exceptional signature handcrafted cocktails. In fiscal 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices at Seasons 52 range from $11.00 to $31.00, and most lunch entrée prices range from $8.00 to $31.00. During fiscal 2015, the average check per person was approximately $45.00, with alcoholic beverages accounting for 26.6 percent of Seasons 52's sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.
Yard House
Yard House is a full-service restaurant operating in metropolitan areas across the United States and is known for great food, classic rock and features over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, snacks, natural burgers and steaks, street tacos, salads, sandwiches, fresh fish and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996 and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, "come as you are" environment. Most lunch and dinner menu entrée prices at Yard House range from $7.00 to $32.00. During fiscal 2015, the average check per person was approximately $31.00, with alcoholic beverages accounting for 38.3 percent of Yard House's sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children's menu.
Our Specialty Restaurant Group was formed at the time of the RARE acquisition to provide a more efficient operational support structure for The Capital Grille, Seasons 52 and Bahama Breeze brands. We incorporated Eddie V's and Yard House into this support structure upon their acquisition.

The following table shows our growth and lists the number of restaurants owned and operated by each of our brands for the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's	Yard House	Total Restaurants (1)(2)	Total Sales (in Millions)
1995	477							477	$1,172.6
1996	487			1				488	$1,240.9
1997	477			2				479	$1,285.2
1998	466			3				469	$1,386.9
1999	464			6				470	$1,490.2
2000	469			11				480	$1,615.7
2001	477			16				493	$1,780.0
2002	496			22				518	$1,966.1
2003	524			25	1			550	$2,097.5
2004	543			23	1			567	$2,359.3
2005	563			23	3			589	$2,542.4
2006	582			23	5			610	$2,775.8
2007	614			23	7			644	$2,965.2
2008	653	305	32	23	7			1,020	$3,997.5
2009	691	321	37	24	8			1,081	$4,593.1
2010	723	331	40	25	11			1,130	$4,626.8
2011	754	354	44	26	17			1,196	$4,980.3
2012	792	386	46	30	23	11		1,289	$5,327.1
2013	828	430	49	33	31	12	44	1,431	$5,921.0
2014	837	464	54	37	38	15	52	1,501	$6,285.6
2015	846	480	54	36	43	16	59	1,534	$6,764.0

(1)
Includes only restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were classified as discontinued operations.

(2)
Includes company-owned synergy restaurants as follows: one in fiscal 2011, one in fiscal 2012, four in fiscal 2013, and four in fiscal 2014. We converted the four remaining synergy restaurants to Olive Garden restaurants in the first quarter of fiscal 2015.

Strategy
We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the restaurant industry’s full-service segment. Generally, the restaurant industry is considered to be comprised of three segments: quick service, fast casual, and full service. All of our restaurants fall within the full-service segment, which is highly fragmented and includes many independent operators and small chains. We believe we have strong brands, and that the breadth and depth of our experience and expertise sets us apart in the full-service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including brand management excellence, restaurant operations excellence, supply chain, talent management and information technology, among other things.

During fiscal 2016, our operating philosophy is focused on improving the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insight, and experience in a way that protects uniqueness and competitive advantages. Additionally, brands can capitalize on insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Our established, long-time brand, Olive Garden, has identified several critical initiatives to further revitalize the brand. Olive Garden plans to improve quality and intensify the focus on the guest. In addition, the brand expects to capitalize on the convenience trend of the restaurant industry and utilize an integrated communication platform. The introduction of the Cucina Mia Menu, which allows our guests to select from popular elements of our menu, has reduced the need for constant deep discounted price pointed promotions and has allowed for greater flexibility within menu choices. Olive Garden has also seen strong results by the capitalization on guests’ need for convenience through ToGo ordering. The restaurant menus reflect a focus on the guest and expand both choices and variety to further enrich the convenience trend.
LongHorn plans to continue to differentiate the guest experience through culinary innovation and improvements in marketing. LongHorn utilizes current food trends usually developed at independent and fine-dining restaurants, and utilizes seasonal menu items to strengthen quality and freshness perceptions. Individually portioned appetizers are also available.
The main focus of our smaller brands is on obtaining greater penetration within new regions of the country and opening new, successful restaurant locations. Additionally, we are focusing on regaining same-restaurant sales momentum, particularly at Yard House and Seasons 52. Darden’s emphasis within Yard House is on expanding late night occasions, as well as accelerating beverage and culinary innovation. Seasons 52 is working on perfecting the seasonal and regional menu strategy as well as evolving operations excellence and increasing brand awareness throughout new markets.

Recent and Planned Restaurant Growth
During fiscal 2015, we opened 33 net new company-owned restaurants in the United States and Canada. Our fiscal 2015 actual restaurant openings and closings and fiscal 2016 projected openings by brand are shown below.

	Actual - Fiscal 2015		Projected - Fiscal 2016
	New Restaurant Openings	Restaurant Closings	New Restaurant Openings
Olive Garden (2)	13	4	1 - 2
LongHorn Steakhouse	17	1	8 - 10
The Capital Grille	1	1	1 - 2
Bahama Breeze	—	1	1 - 2
Seasons 52	5	—	0 - 1
Eddie V's	1	—	0 - 1
Yard House	7	—	6 - 8
Other (1)(2)	—	4	—
Totals	44	11	18 - 22

(1)	Represents company-owned synergy restaurants.

(2)
The 13 Olive Garden new restaurant openings in fiscal 2015 include the conversions of the 4 remaining company-owned synergy restaurants into stand-alone Olive Garden restaurants during the first quarter of fiscal 2015.

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
The following table illustrates the approximate average capital investment, square footage and dining capacity of the Olive Garden restaurants and LongHorn Steakhouse restaurants opened during the three-year period ending fiscal 2015 and Yard House restaurants opened during the two-year period ending fiscal 2015. The table excludes any rebuilt restaurants.

	Number of Restaurants	Capital Investment(1)	Square Feet(2)	Dining Seats(3)	Dining Tables(4)
Olive Garden	58	$4,706,000	7,807	238	58
LongHorn Steakhouse	99	$3,620,000	6,343	228	49
Yard House	15	$8,682,000	12,652	355	75

(1)	Estimated final cost includes net present value of lease obligations and working capital credit, but excludes internal overhead.

(2)	Includes all space under the roof, including the coolers and freezers.

(3)	Includes bar dining seats and patio seating, but excludes bar stools.

(4)	Includes patio dining tables.
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
Each typical Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has two to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs an average of 50 to 120 hourly employees, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to ten restaurants. Each director of operations of Olive Garden and LongHorn Steakhouse reports to a Senior Vice President of Operations who is responsible for up to one hundred restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
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
Our Learning Center of Excellence in partnership with each brand’s head of training, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an 11 to 12-week training program for management trainees (seven to nine weeks in the case of internal promotions) and continuing development programs for managers, supervisors and directors. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
We maintain performance measurement and incentive compensation programs for our management-level employees. We believe that our leadership position, strong success-oriented culture and various short-term and long-term incentive programs, including stock and stock-based compensation, help attract and retain highly motivated restaurant managers.
Quality Assurance
Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous supplier and risk based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point

(“HACCP”) food safety programs and risk based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. We require routine microbiological testing of high risk products. In addition, our total quality managers and third party auditors visit each restaurant periodically throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.
Purchasing and Distribution
Our ability to ensure a consistent supply of high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 1,700 suppliers whose products originate in more than 10 countries. Suppliers must meet our requirements and strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and strategic supplier relationships are routinely used to manage availability and cost of products.
We believe that our purchasing capabilities are a significant competitive advantage. Our purchasing staff travels routinely within the United States and internationally to source top-quality food products at competitive prices. We believe that we have established excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or middlemen). We actively support several national minority supplier organizations to ensure that Darden incorporates women- and minority-owned businesses in all of its purchasing decisions.
We continue to progress in automating our supply chain allowing our suppliers, logistics partners and distributors to improve optimization with information visibility.  Through our subsidiary, Darden Direct Distribution, Inc. ("Darden Direct"), and long-term agreements with our third party national distribution companies, we maintain inventory ownership of food and supplies in warehouses primarily dedicated to Darden where practical to do so.  Darden Direct further enables our purchasing staff to integrate demand forecasts into long-term agreements driving efficiencies in production economics when we collaborate with vendors.  Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
Advertising and Marketing
Our size enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising. LongHorn Steakhouse uses local television and digital advertising to build engagement and loyalty by market. The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's do not use television advertising, but rely on local and digital marketing. Our restaurants appeal to a broad spectrum of consumers and we use advertising to create awareness and to attract guests. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving expectations.
In fiscal 2014, we began efforts to consolidate our brands into a single digital technology platform, strengthen brand relevance and drive longer-term sales growth. The new digital platform will enable our brands to tailor marketing programs to enhance consumer relevance and strengthen brand loyalty. We also developed and tested a new online ordering system for Olive Garden, which was implemented nationwide in fiscal 2015. In addition, during fiscal 2015, we began exploring brand loyalty and customer relationship management programs for our brands to increase the frequency of visits and offer our guests flexibility when making dining out decisions. We expect that these new marketing programs, along with other guest facing technology platforms, will be implemented during fiscal 2016. In fiscal 2015, Olive Garden continued to develop Spanish language advertising to increase awareness and visits from Hispanic consumers.

Employees
At the end of fiscal 2015, we employed approximately 150,000 people in the United States and Canada. Of these employees, approximately 140,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at one of our restaurant support center facilities in Orlando, Florida or Irvine, California. The decrease of approximately 56,000 employees compared to the end of fiscal 2014 primarily reflects the disposition of Red Lobster in fiscal 2015. Our executives have an average of 16 years of experience with us. The restaurant general managers and managing partners average 11 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most employees, other than restaurant management and corporate management, are paid on an hourly basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
Consistent with one of our core values of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 48 percent of our restaurant team member employees are minorities and over 52 percent are female. According to the People Report's Human Capital Intelligence Report for April 2015, the diversity of our operations leadership teams exceed the industry averages by 4 percentage points for minority and 4 percentage points for female representation. 23 percent of our leaders at the vice president and above level are minorities and 30 percent are female. The percentages of minority and female leaders at the vice president and above level rank above average in our industry. In addition, we achieved a 100 percent score on the Human Rights Campaign's Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender employees.
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
In fiscal 2015, we continued a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These technology platforms will be leveraged across all brands to build guest loyalty and employee engagement. Ultimately this multi-year effort will be integrated into all guest touch points including restaurant operating systems to enable compelling personalized guest experiences.
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
Trademarks and Service Marks
We regard our Darden®, Darden Restaurants®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to oppose vigorously any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 31, 2015, we operated 1,534 restaurants through subsidiaries in the United States and Canada all of which are owned by us, except three restaurants located in Central Florida and three restaurants in California. The three restaurants located in Florida and three restaurants located in California are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. In fiscal 2014, we entered into a license agreement with respect to an Atlanta, Georgia airport location and we entered into a license agreement in fiscal 2015 with respect to a Detroit, Michigan airport location. Seven LongHorn Steakhouse restaurants in Puerto Rico are franchised to an unaffiliated franchisee as part of an agreement that was executed prior to our fiscal 2007 acquisition of RARE. In April 2012, we entered into a new area development agreement with this same franchisee to develop and operate our Olive Garden and LongHorn Steakhouse brands in Puerto Rico and during fiscal 2015 the franchisee opened one Olive Garden restaurant. In January 2013, we amended the new area development agreement which now calls for the franchisee to initially develop a minimum of eight Olive Garden restaurants and three additional LongHorn Steakhouse restaurants in Puerto Rico by 2017.
Our restaurant operations outside of the United States and Canada are conducted through area development and franchise agreements. In October 2010, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden and LongHorn Steakhouse restaurants in the Middle East. The agreement calls for the operator to develop a minimum of 35 restaurants in Bahrain, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and the United Arab Emirates over the next five years. As of May 31, 2015, we have 7 restaurants in the region (two Olive Garden restaurants in United Arab Emirates, three Olive Garden restaurants in Kuwait, a LongHorn Steakhouse restaurant in Saudi Arabia and a LongHorn Steakhouse restaurant in Qatar), open under this agreement. In August 2011, we entered into an agreement with an unaffiliated operator to develop and operate Olive Garden and The Capital Grille brands in Mexico. The agreement calls for the operator to initially develop a minimum of 29 restaurants in Mexico over the next five years. As of May 31, 2015, ten Olive Garden restaurants and one The Capital Grille restaurant had been opened in Mexico under this agreement. In February 2013, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden and LongHorn Steakhouse brands in Central and South America. The agreement calls for the operator to develop a minimum of 30 restaurants in Brazil, Colombia, the Dominican Republic and Panama. As of May 31, 2015, one Olive Garden restaurant has been opened in Brazil under this agreement, and the rights to develop the Panama territory have been sold to the operator of our restaurant locations in Guatemala, El Salvador, Honduras, Nicaragua, and Costa Rica. In July 2013, we entered into separate formal agreements with two unaffiliated operators to develop and operate Olive Garden and LongHorn Steakhouse restaurants in Central America and South America. One agreement calls for the operator to develop 21 restaurants in Guatemala, El Salvador, Honduras, Nicaragua and Costa Rica (and, as amended, Panama). The other agreement calls for the second unaffiliated operator to develop 11 restaurants in Peru. As of May 31, 2015, one Olive Garden restaurant has been opened in Peru, one Olive Garden restaurant has been opened in El Salvador and one LongHorn Steakhouse restaurant has been opened in El Salvador. In September 2013, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden and LongHorn Steakhouse restaurants in Malaysia. As of May 31, 2015 one Olive Garden restaurant and one LongHorn Steakhouse restaurant have been opened in Malaysia. In July 2014, we entered into a formal agreement with an unaffiliated operator to develop and operate Olive Garden and LongHorn Steakhouse restaurants in Ecuador, where no restaurants have opened to date. We do not have an ownership interest in any of these franchisees, but we receive royalty income under the area development and franchise agreements. The amount of income we derive from our joint venture and franchise arrangements is not material to our consolidated financial statements.
During fiscal 2013, and continuing through fiscal 2015, we achieved distribution for several items at Walmart, including Olive Garden regular and light salad dressing, salad croutons, extra virgin olive oil, two sizes of Balsamic vinegar, LongHorn Steakhouse seasoning and Olive Garden seasoning. We have expanded Olive Garden salad dressing into broad distribution channels including most major grocery chains.

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
During fiscal 2015, 12.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2015 have not had a material effect on our operations.
We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA tax assessments for unreported cash tips.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2015, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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

Sustainability

Darden's commitment to sustainability is embedded as a key component of providing great service and food to our guests. It is an element that separates us from our competitors, and a contributor to our business success. Our approach is both integrated and strategic and spans the enterprise from the commodities we source to the operation of our restaurants. Conservation is a competitive advantage - it will lower our operating costs over time, insulate our supply chain, and help us attract and retain best the most qualified employees - all increasing the success of our business.

More information about our sustainability strategy, how we are implementing that strategy and our progress to date is available through our sustainability report available on our website at www.darden.com/sustainability.
Health and Wellness
In September 2011, we announced a comprehensive health and wellness commitment to reduce our calorie and sodium footprints and to provide greater choice and variety on our children's menus. Across our brands, we are working toward a 10 percent reduction of calories and sodium over five years and a 20 percent reduction of calories and sodium over 10 years. Additionally, we have established nutrition criteria for children's meals, including serving fruit or vegetables with every meal.
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
In April 2015, the Foundation announced it was awarding more than $1.1 million to nearly 800 nonprofit organizations in communities across the U.S. and Canada as part of its Darden Restaurants Community Grants Program. The local grants program is intended to help support nonprofit organizations in the hundreds of communities we serve. Each of our restaurants had the opportunity to help award a $1,000 grant to a nonprofit organization in its local community.
In fiscal 2015, we also awarded approximately $1.5 million in grants through the Foundation. We awarded grants to organizations such as the Boys & Girls Clubs of America and the National Restaurant Association Education Foundation. These organizations provide service to the public through education, community engagement, and the promotion of career opportunities.
In 2003, we began the Darden Harvest program as a mechanism for getting fresh and healthy food to people who need it. Each day, across every one of our 1,500 restaurants, we collect surplus, wholesome food that isn't served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners. In fiscal 2015, Darden contributed approximately 8.3 million pounds of food which is enough to feed almost 1,900 families of four, three meals a day for an entire year. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business, including its annual Community Service Report, is available on our website at www.darden.com.
Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Eugene I. (Gene) Lee, Jr., age 54, has been our President and Chief Executive Officer since February 2015. Prior to that, Mr. Lee served as President and Interim Chief Executive Officer since October 2014, and as President and Chief Operating Officer of the Company from September 2013 to October 2014. He served as President of our Specialty Restaurant Group since our acquisition of RARE on October 1, 2007. Prior to the acquisition, he served as RARE's President and Chief Operating Officer from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE's Executive Vice President and Chief Operating Officer.

Jeffrey A. Davis, age 52, has been our Senior Vice President and Chief Financial Officer since July 16, 2015. Prior to that, he served as Executive Vice President and Chief Financial Officer for the Walmart U.S. segment of Wal-Mart Stores, Inc. (“Walmart”), a multinational retail corporation. Mr. Davis joined Walmart in 2006 as Vice President of Finance for the Walmart U.S. specialty division. He held additional roles of increasing importance, including Executive Vice President and Treasurer for

Walmart globally, prior to assuming the top financial post in Walmart’s largest business segment, a position he held until May 2015.

David C. George, age 59, has been our President of Olive Garden since January 2013. He served as our President of LongHorn Steakhouse from October 2007, when we acquired RARE Hospitality International, Inc. (RARE), until January 2013. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Harald E. Herrmann, age 49, was named our President of Darden’s Specialty Restaurant Group (SRG) in January 2014. He previously served as our President of Yard House, a brand he helped launch in 1996, since we acquired the company in August 2012. Prior to the acquisition, he served as President of Yard House from May 2002 to January 2014.

Valerie L. Insignares, age 47, has been our President of LongHorn Steakhouse since January 2013. She served as our Chief Restaurant Operations Officer (CROO) from March 2011 to January 2013 and our Executive Vice President of Olive Garden from October 2004 until March 2011. She joined us in January 1997 as Director of Food and Smallwares for the commodities purchasing department and held progressively more responsible positions including Senior Vice President of Operations for Olive Garden’s Dallas division prior to becoming Executive Vice President of Olive Garden in 2004.

Danielle L. Kirgan, age 39, has been our Senior Vice President, Chief Human Resources Officer since January 2015. From February 2014 to January 2015, she was our Senior Vice President, Human Resources, Specialty Restaurants Group and Total Rewards. She joined us in May 2010 as Senior Vice President, Total Rewards & HR Shared Services. Prior to joining us, she was the Head of Human Resources with ACI Worldwide from January 2009 to December 2009. From 2004 to 2008 she was Vice President, Human Resources for the Consumer Foods Division at ConAgra Foods.

David R. Lothrop, age 54, has been our Senior Vice President and Corporate Controller since May 2012, and was our Senior Vice President of Finance and Strategy from June 2010 until May 2012. He was Senior Vice President, Finance for Olive Garden from 2006 until June 2010. He joined Darden in 1984 as a corporate accountant. He joined the Olive Garden team in 1986 as a Senior Operations Analyst, and was promoted to Assistant Controller in 1991. After several years in a variety of finance roles at Darden, Red Lobster and Smokey Bones Barbeque & Grill, he was promoted to Senior Vice President, Finance and Controller for Olive Garden in 2006.

C. Bradford (Brad) Richmond, age 56, has been our Senior Vice President, Finance Transition, since July 16, 2015 and will retire from the Company on July 28, 2015. Prior to this, Mr. Richmond had been our Senior Vice President and Chief Financial Officer since December 2006. From August 2005 to December 2006, he served as our Senior Vice President and Corporate Controller.  He served as Senior Vice President Finance, Strategic Planning and Controller of Red Lobster from January 2003 to August 2005, and previously was Senior Vice President, Finance and Controller at Olive Garden from August 1998 to January 2003.  He joined us in 1982 as a food and beverage analyst for Casa Gallardo, a restaurant concept formerly owned and operated by us, and from June 1985 to August 1998 held progressively more responsible finance and marketing analysis positions with our York Steak House, Red Lobster and Olive Garden operating companies in both the United States and Canada.

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
Our strategic real estate plan which includes the transfer of a portion of our real estate assets to a new real estate investment trust (“REIT”) that will be separated by a spin-off, split-off or similar transaction, resulting in the REIT becoming an independent, publicly-traded company (the “REIT Transaction”) may not be completed or may not deliver its intended results, which could adversely affect our business.
On June 23, 2015, we announced the REIT Transaction. The completion of the REIT Transaction is subject to a number of implementation and operational complexities including the separation of some of our real estate assets into a REIT. There can be no assurances that the REIT Transaction will be completed and there are a number of risks and uncertainties related to the REIT Transaction, including:

•	whether we will be able to separate some of our real estate assets into a REIT;

•	whether we are able to obtain required regulatory approvals for the REIT Transaction or the timing of such approvals;

•
whether the new, independent, publicly-traded company will qualify as a REIT which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, as well as various factual determinations not entirely within our control;

•
whether changes in legislation, the Treasury regulations, or Internal Revenue Service interpretations may adversely impact our ability to separate our real estate assets into a REIT or whether shareholders will benefit from being a REIT;

•	whether we are able to complete financings and/or refinancing related to the REIT Transaction within an acceptable timeframe and on acceptable terms, if at all;

•	whether we and the REIT may be able to conduct and expand our respective businesses following the REIT Transaction due to circumstances beyond our control; and

•
whether there could be legal or other challenges to the REIT Transaction, including changes in legal, regulatory, market and other circumstances which could lead our Board to decide not to pursue the REIT Transaction.

We have the right to terminate the transaction, even if all of the conditions have been satisfied, if the Board determines, in its sole and absolute discretion, that the REIT Transaction is not in the best interests of the Company and its shareholders or that market conditions or other circumstances are such that the REIT Transaction is no longer advisable at that time. While we have considered a variety of strategies, including alternative financings, capital and tax strategies, designed to maximize long-term shareholder value, there can be no assurances that the REIT Transaction will be the most beneficial alternative considered.
In connection with our strategic real estate plan, we may be locked into long-term and non-cancelable leases that we may want to cancel, and may be unable to renew the leases that we may want to extend at the end of their terms.
Under the strategic real estate plan being pursued, we will transfer approximately 430 of our owned restaurant properties to the REIT, with substantially all of the REIT’s initial assets being leased back to us. In addition, we have been marketing selected properties for individual sale leasebacks. To date, we have listed approximately 75 properties including our Orlando Restaurant Support Center property and buildings. The initial terms for the leases for these properties is 15 years except in a few cases, and have fixed rent escalations for the initial term and multiple renewal options at our discretion. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
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
We rely heavily on information systems across our operations, including for marketing programs, employee engagement, management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions, failures or other performance issues with these guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guest. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or an individual. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation and we could be subjected to litigation, regulatory investigations or the imposition of penalties. As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, health concerns relating to the consumption of beef or to specific events such as an outbreak of “mad cow disease” may adversely impact sales at LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
We face intense competition, and if we have an insufficient focus on competition and the consumer landscape, our business, financial condition and results of operations would be adversely affected.
The full-service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, and opening new restaurants of existing brands, and developing new dining brands could result in poor financial performance.
As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and developing additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives.
At existing brands, we may not be able to maintain brand relevance and restaurant operating excellence to achieve sustainable same-restaurant sales growth and warrant new unit growth. Existing brand short-term sales growth could be impacted if we are unable to drive near term guest count and sales growth, and long-term sales growth could be impacted if we fail to extend our existing brands in ways that are relevant to our guests. A failure to innovate and extend our existing brands in ways that are relevant to guests and occasions in order to generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, insufficient focus on our competition, or failure to adequately address the decline of the casual dining industry, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants.
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
We also may not be able to identify and integrate additional brands or develop new business opportunities that are as profitable as our existing restaurants.
Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of other new business ventures that have not yet proven their long-term viability, may not be successful, which could require us to make substantial further investments in those brands and new business ventures and result in losses and impairments.
While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our smaller brands such as Bahama Breeze, Seasons 52 and Eddie V's. These brands and new business ventures have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Seasons 52 and Eddie V's also are in the early stages of their development and will require additional resources to support further growth. Our other new business initiatives such as the sale of consumer packaged goods have not yet proved their long-term viability and may not be successful.
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
As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests, and will begin efforts to consolidate our brands into a single digital technology platform. These initiatives may not be successful, and pose a variety of other risks, as discussed below under the heading: "Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business."

A failure to recruit, develop and retain effective leaders, the loss or shortage of personnel with key capacities and skills, or an inability to adequately monitor and proactively respond to employee dissatisfaction could impact our strategic direction and jeopardize our ability to meet our growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth, a loss of key employees or a significant shortage of high-quality restaurant employees, and an inability to adequately monitor and proactively respond to employee dissatisfaction which could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing, could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported food products, such as shrimp, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are subject to the general risks of inflation.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities, where the minimum wage is significantly higher than the federal minimum wage. Increases in minimum wage may also result in increases in the wage rates paid for non-minimum wage positions
Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
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
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The full-service dining sector of the restaurant industry is affected by changes in international, national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.
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
We regard our Darden®, Darden Restaurants®, Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, Eddie V's Prime Seafood® and Wildfish Seafood Grille® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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
    There has been a marked increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons.   Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted.   Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business.  The harm may be immediate without affording us an opportunity for redress or correction.  The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information's accuracy.

Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. We have initiated a multi-year effort to implement new technology platforms that will allow us to digitally engage with our guests and employees and strengthen our marketing and analytics capabilities in this increasingly connected society. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
Restaurant Properties – Continuing Operations
As of May 31, 2015, we operated 1,534 restaurants in the United States and Canada (consisting of 846 Olive Garden, 480 LongHorn Steakhouse, 54 The Capital Grille, 59 Yard House, 43 Seasons 52, 36 Bahama Breeze, and 16 Eddie V's), in the following locations:

Alabama (31)	Illinois (51)	Montana (2)	Rhode Island (3)
Alaska (2)	Indiana (34)	Nebraska (6)	South Carolina (30)
Arkansas (12)	Iowa (12)	Nevada (15)	South Dakota (3)
Arizona (39)	Kansas (20)	New Hampshire (10)	Tennessee (44)
California (101)	Kentucky (18)	New Jersey (48)	Texas (134)
Colorado (22)	Louisiana (17)	New Mexico (7)	Utah (15)
Connecticut (15)	Maine (9)	New York (49)	Vermont (2)
Delaware (5)	Maryland (32)	North Carolina (53)	Virginia (46)
District of Columbia (1)	Massachusetts (41)	North Dakota (6)	Washington (21)
Florida (175)	Michigan (33)	Ohio (71)	West Virginia (9)
Georgia (97)	Minnesota (15)	Oklahoma (13)	Wisconsin (19)
Hawaii (1)	Mississippi (13)	Oregon (10)	Wyoming (2)
Idaho (5)	Missouri (35)	Pennsylvania (74)	Canada (6)
Of these 1,534 restaurants open on May 31, 2015, 555 were located on owned sites and 979 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	707
Ground and Building Leases	79
Space/In-Line/Other Leases	193
Total	979

Properties – General
In connection with the sale leaseback of our former Restaurant Support Center buildings, we purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. The Restaurant Support Center campus at this new location offers a more collaborative and unified environment. We became a landlord of a ground lease with an unaffiliated third party on a parcel of land adjacent to our Restaurant Support Center buildings and during fiscal 2015 the third party completed construction of a 128-room hotel. The hotel may be utilized by Darden as lodging for those attending training sessions at our Restaurant Support Center.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 14 “Leases” under Notes to Consolidated Financial Statements in our 2015 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 19 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2015 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2015, there were approximately 37,176 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2015 and 2014 contained in Note 21 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2015 Annual Report to Shareholders is incorporated herein by reference. We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 182.0 million shares through May 31, 2015 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares. No shares were repurchased during the quarter ended May 31, 2015. The most recent authority for our repurchase program was announced in a press release issued on December 20, 2010. There is no expiration date for our program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
February 23, 2015 through March 29, 2015	—	—	—	5,431,124
March 30, 2015 through April 26, 2015	—	—	—	5,431,124
April 27, 2015 through May 31, 2015	—	—	—	5,431,124
Total	—	—	—	5,431,124

(1)
Repurchases are subject to prevailing market prices, may be made in open market or private transactions, and may occur or be discontinued at any time. There can be no assurance that we will repurchase any additional shares.

Item 6.	SELECTED FINANCIAL DATA

The information for fiscal 2010 through 2015 contained in the Five-Year Financial Summary in our 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered

Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2015 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2015.
During the fiscal quarter ended May 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2015 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION

Entry into Change in Control Agreement with Chief Financial Officer

On July 23, 2015, the Company and Jeffrey A. Davis, the Senior Vice President and Chief Financial Officer of the Company, entered into a Change in Control Agreement (the “CIC Agreement”) in the standard form for eligible executives of the Company, including the Company’s named executive officers. Pursuant to the CIC Agreement, if Mr. Davis’ employment is terminated by the Company other than for “cause” or by reason of Mr. Davis’ death or “disability”, or by Mr. Davis for “good reason”, in either case within two years of a “change in control” of the Company (each term as defined in the CIC Agreement), he will receive:

•	the accrued and unpaid annual base salary through the date of termination, payable in a lump sum in cash within 30 days after the date of termination; and

•
an aggregate of the following amounts, payable in a lump sum in cash within 60 days after the date of termination, subject to Mr. Davis’ execution and non-revocation of a release of claims and compliance with the restrictive covenants contained in the CIC Agreement:

◦	an amount equal to 1.5 times the sum of Mr. Davis’ annual base salary and his target annual cash incentive in effect for the fiscal year of termination; and

◦
an amount equal to 18 times the monthly COBRA charge for the type of Company-provided group health plan coverage in effect for Mr. Davis on the date of termination less the monthly active employee charge for such coverage.

In the event that any payment or benefit due to Mr. Davis would be subject to the excise tax under Section 4999 of the Internal Revenue Code (the “Code”) or any similar tax imposed by state or local law, he will bear all expense of, and be solely responsible for, any such excise tax. However, the Company will reduce the amounts payable to Mr. Davis in connection with a “change in control” of the Company, pursuant to the CIC Agreement or otherwise, so as to not trigger the excise tax under certain circumstances.

The foregoing description of the CIC Agreement does not purport to be complete and is qualified in its entirety by reference to the Form of Change in Control Agreement, a copy of which is filed as Exhibit 10(gg) hereto and incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Proposal 1 – Election of Directors,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
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
We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board committees: the Audit Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, Compensation Committee, Nominating and Governance Committee and Finance and Real Estate Committee. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com under the Investors - Corporate Governance tab and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 1000 Darden Center Drive, Orlando, Florida 32837, Attention: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013.

Consolidated Balance Sheets at May 31, 2015 and May 25, 2014.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2015, May 25, 2014 and May 26, 2013.

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

Date:	July 24, 2015	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, President and Chief Executive Officer (Principal executive officer)	July 24, 2015
Eugene I. Lee, Jr.

/s/ C. Bradford Richmond	Senior Vice President, Finance Transition (Principal financial and accounting officer)	July 24, 2015
C. Bradford Richmond

/s/ Betsy S. Atkins*	Director
Betsy S. Atkins

/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Jean M. Birch*	Director
Jean M. Birch

/s/ Bradley D. Blum*	Director
Bradley D. Blum

/s/ Peter A. Feld*	Director
Peter A. Feld

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ William H. Lenehan*	Director
William H. Lenehan

/s/ Lionel L. Nowell III*	Director
Lionel L. Nowell III

/s/ William S. Simon*	Director
William S. Simon

/s/ Jeffrey C. Smith*	Chairman of the Board and Director
Jeffrey C. Smith

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Alan N. Stillman*	Director
Alan N. Stillman

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 24, 2015

EXHIBIT INDEX
Exhibit Number	Title

2(a)
Asset and Stock Purchase Agreement, dated as of May 15, 2014, by and between Darden Restaurants, Inc. and RL Acquisition LLC (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed May 23, 2014).

3(a)
Articles of Incorporation as amended on May 26, 2005 (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 29, 2005 filed July 29, 2005).

3(b)	Form of Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 13, 2014).

3(c)	Articles of Amendment to the Articles of Incorporation, as amended on June 23, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2015).

3(d)	Bylaws as amended effective November 11, 2014 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed November 13, 2014).

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

4(d)
Rights Agreement, dated as of June 23, 2015, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2015).

4(e)
Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

4(f)
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

4(g)
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

4(h)
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

4(i)
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

4(j)
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

4(k)
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

*10(e)
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

*10(f)
Form of Amended and Restated Management Continuity Agreement between Darden Restaurants, Inc. and our executive officers (incorporated herein by reference to Exhibit 10(i) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(g)	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10 to our Current Report on Form 8-K filed September 20, 2013).

10(h)
Credit Agreement, dated as of October 3, 2011, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2011).

10(i)
First Amendment to Credit Agreement, dated as of October 24, 2013, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 30, 2013).

*10(j)
Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(o) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(k)
Form of fiscal 2010 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10(p) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 31, 2009, filed July 24, 2009).

*10(l)
Form of fiscal 2014 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (United States) (incorporated herein by reference to Exhibit 10(n) to our Annual Report on Form 10-K (Commission File No. 000-19924) for the fiscal year ended May 26, 2013, filed July 19, 2013).

*10(m)
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

*10(o)
First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 26, 2004).

*10(p)
Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended September 25, 2005).

*10(q)
Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 000-19924) for the fiscal quarter ended October 1, 2006).

*10(r)
Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10(24) of the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 000-19924) for fiscal year ended December 31, 2006).

*10(s)
Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit (e)(22) of the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 000-19924) filed August 31, 2007).

*10(t)
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

10(v)
Term Loan Agreement, dated as of August 22, 2012, among Darden Restaurants, Inc. and certain lenders parties thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99 to our Current Report on Form 8-K filed August 28, 2012).

*10(w)	Agreement, dated November 22, 2013, between Darden Restaurants, Inc. and Andrew H. Madsen (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2013).

*10(x)
Letter Agreement, dated December 18, 2013, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 24, 2013).

*10(y)	Agreement, dated May 23, 2014, between Darden Restaurants, Inc. and David T. Pickens (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2014).

*10(z)	Agreement, dated August 27, 2014, between Darden Restaurants, Inc. and Clarence Otis, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 28, 2014).

*10(aa)	Amendment to Darden Restaurants, Inc. FlexComp Plan, dated September 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2014).

10(bb)
Amended and Restated Master Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666) for the quarter ended August 24, 2014).

10(cc)
Amended and Restated Master Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666) for the quarter ended August 24, 2014).

10(dd)
Amended and Restated Supplemental Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666 for the quarter ended August 24, 2014).

10(ee)
Amended and Restated Supplemental Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10. 4 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666) for the quarter ended August 24, 2014).

*10(ff)	Letter Agreement dated October 14, 2014 between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2014).

*10(gg)
Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10. 4 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666) for the quarter ended November 23, 2014).

*10(hh)
Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10. 5 to our Quarterly Report on Form 10-Q (Commission File No. 000-13666) for the quarter ended November 23, 2014).

*10(ii)	Agreement, dated November 18, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 19, 2014).

*10(jj)	Agreement, dated November 25, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 1, 2014).

*10(kk)	Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(ll)	Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(mm)	Form of annual Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(nn)	Form of initial Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(oo)	Form of quarterly Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(pp)	Form of annual Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(qq)	Form of initial Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

*10(rr)	Form of Change in Control Agreement.

*10(ss)	Form of Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2015 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.