Form 10-Q
period 2015-08-30
DARDEN RESTAURANTS INC
filed 2015-10-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2015: 128,138,946 (excluding 1,270,694 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, food and beverage expenses, restaurant labor expenses, restaurant expenses, marketing expenses, general and administrative expenses, depreciation expenses, diluted net earnings per share growth and capital expenditures in fiscal 2016, potential monetization of our real estate and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 30, 2015	August 24, 2014
Sales	$1,687.0	$1,595.8
Costs and expenses:
Food and beverage	502.8	502.0
Restaurant labor	536.0	508.3
Restaurant expenses	271.9	272.3
Marketing expenses	65.6	64.5
General and administrative expenses	97.1	95.4
Depreciation and amortization	81.1	78.7
Impairments and disposal of assets, net	(1.7)	7.0
Total operating costs and expenses	$1,552.8	$1,528.2
Operating income	134.2	67.6
Interest, net	22.4	111.3
Earnings (loss) before income taxes	111.8	(43.7)
Income tax expense (benefit)	30.8	(24.4)
Earnings (loss) from continuing operations	$81.0	$(19.3)
Earnings from discontinued operations, net of tax expense of $3.1 and $320.7, respectively	5.4	522.5
Net earnings	$86.4	$503.2
Basic net earnings per share:
Earnings (loss) from continuing operations	$0.64	$(0.14)
Earnings from discontinued operations	0.04	3.95
Net earnings	$0.68	$3.81
Diluted net earnings per share:
Earnings (loss) from continuing operations	$0.63	$(0.14)
Earnings from discontinued operations	0.04	3.95
Net earnings	$0.67	$3.81
Average number of common shares outstanding:
Basic	127.4	132.2
Diluted	129.3	132.2
Dividends declared per common share	$0.55	$0.55

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2015	August 24, 2014
Net earnings	$86.4	$503.2
Other comprehensive income (loss):
Foreign currency adjustment	0.8	1.5
Change in fair value of marketable securities, net of taxes of $0.0 and $0.0, respectively	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.5 and $15.4, respectively	0.7	23.9
Amortization of unrecognized net actuarial loss, net of taxes of $(0.1) and $0.5, respectively, related to pension and other post-employment benefits	(0.1)	0.3
Other comprehensive income	$1.4	$25.6
Total comprehensive income	$87.8	$528.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$690.1	$535.9
Receivables, net	60.8	78.0
Inventories	162.6	163.9
Prepaid income taxes	26.4	18.9
Prepaid expenses and other current assets	74.3	69.4
Deferred income taxes	166.6	157.4
Assets held for sale	23.8	32.9
Total current assets	$1,204.6	$1,056.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,319.0 and $2,304.6, respectively	3,104.2	3,215.8
Goodwill	872.4	872.4
Trademarks	574.6	574.6
Other assets	270.7	275.5
Total assets	$6,026.5	$5,994.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210.2	$198.8
Accrued payroll	106.5	141.1
Accrued income taxes	32.4	12.6
Other accrued taxes	53.5	51.5
Unearned revenues	298.8	328.6
Current portion of long-term debt	15.0	15.0
Other current liabilities	426.2	449.1
Total current liabilities	$1,142.6	$1,196.7
Long-term debt, less current portion	1,437.6	1,452.3
Deferred income taxes	331.6	341.8
Deferred rent	230.8	225.9
Other liabilities	459.8	444.5
Total liabilities	$3,602.4	$3,661.2
Stockholders’ equity:
Common stock and surplus	$1,478.5	$1,405.9
Retained earnings	1,042.3	1,026.0
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(85.2)	(86.6)
Unearned compensation	(3.7)	(4.0)
Total stockholders’ equity	$2,424.1	$2,333.5
Total liabilities and stockholders’ equity	$6,026.5	$5,994.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 30, 2015 and August 24, 2014
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	86.4	—	—	—	86.4
Other comprehensive income	—	—	—	1.4	—	1.4
Dividends declared	—	(70.1)	—	—	—	(70.1)
Stock option exercises (1.5 shares)	55.7	—	—	—	—	55.7
Stock-based compensation	4.1	—	—	—	—	4.1
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	11.6	—	—	—	—	11.6
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.2	—	—	—	—	1.2
Balance at August 30, 2015	$1,478.5	$1,042.3	$(7.8)	$(85.2)	$(3.7)	$2,424.1

Balance at May 25, 2014	$1,302.2	$995.8	$(7.8)	$(128.1)	$(5.2)	$2,156.9
Net earnings	—	503.2	—	—	—	503.2
Other comprehensive income	—	—	—	25.6	—	25.6
Dividends declared	—	(72.4)	—	—	—	(72.4)
Stock option exercises (0.2 shares)	7.7	—	—	—	—	7.7
Stock-based compensation	4.6	—	—	—	—	4.6
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	1.0	—	—	—	—	1.0
Repurchases of common stock (0.0 shares)	(0.1)	(0.5)	—	—	—	(0.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.6	—	—	—	—	1.6
Accelerated share repurchase program	(500.0)	—	—	—	—	(500.0)
Balance at August 24, 2014	$817.0	$1,426.1	$(7.8)	$(102.5)	$(4.9)	$2,127.9
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2015	August 24, 2014
Cash flows—operating activities
Net earnings	$86.4	$503.2
Earnings from discontinued operations, net of tax	(5.4)	(522.5)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	81.1	78.7
Impairments and disposal of assets, net	(1.7)	7.0
Amortization of loan costs and losses on interest-rate related derivatives	1.8	3.0
Stock-based compensation expense	10.2	6.2
Change in current assets and liabilities	(22.5)	(62.3)
Contributions to pension and postretirement plans	(0.3)	(0.3)
Change in cash surrender value of trust-owned life insurance	4.7	(2.6)
Deferred income taxes	(24.0)	(22.6)
Change in deferred rent	4.8	6.7
Change in other assets and liabilities	(0.4)	(1.4)
Loss on extinguishment of debt	—	80.0
Other, net	3.3	3.9
Net cash provided by operating activities of continuing operations	$138.0	$77.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(64.9)	(81.7)
Proceeds from disposal of land, buildings and equipment	130.2	—
Proceeds from sale of marketable securities	—	5.1
Increase in other assets	(3.7)	(3.9)
Net cash provided by (used in) investing activities of continuing operations	$61.6	$(80.5)
Cash flows—financing activities
Proceeds from issuance of common stock	56.9	9.3
Income tax benefits credited to equity	11.6	1.0
Dividends paid	(70.0)	(72.8)
Repurchases of common stock	—	(0.6)
ESOP note receivable repayment	0.3	0.3
Proceeds from issuance of short-term debt	—	377.4
Repayments of short-term debt	—	(585.0)
Repayment of long-term debt	(15.0)	(949.9)
Principal payments on capital and financing leases	(0.8)	(0.5)
Payment for accelerated share repurchase program	—	(500.0)
Proceeds from financing lease obligation	—	93.1
Net cash used in financing activities of continuing operations	$(17.0)	$(1,627.7)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(28.4)	(32.4)
Net cash provided by investing activities of discontinued operations	—	1,979.0
Net cash (used in) provided by discontinued operations	$(28.4)	$1,946.6

Increase in cash and cash equivalents	154.2	315.4
Cash and cash equivalents - beginning of period	535.9	98.3
Cash and cash equivalents - end of period	$690.1	$413.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2015	August 24, 2014
Cash flows from changes in current assets and liabilities
Receivables, net	18.4	12.5
Inventories	1.3	26.8
Prepaid expenses and other current assets	(5.4)	10.1
Accounts payable	9.8	(39.8)
Accrued payroll	(34.6)	(16.7)
Prepaid/accrued income taxes	30.7	(18.5)
Other accrued taxes	2.8	3.4
Unearned revenues	(23.5)	(25.1)
Other current liabilities	(22.0)	(15.0)
Change in current assets and liabilities	$(22.5)	$(62.3)

Supplemental schedule of noncash investing activities:
Increase in land, buildings and equipment through accrued purchases	$18.9	$30.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for three restaurants located in Central Florida and three restaurants in California that we manage, but are jointly owned with third parties, two franchised U.S. airport restaurants and nine franchised restaurants in Puerto Rico. We also have area development and franchise agreements with unaffiliated operators to develop and operate our brands primarily in Asia, the Middle East and Latin America. Pursuant to these agreements, as of August 30, 2015, 27 franchised restaurants were in operation in the Middle East, Mexico, Brazil, Peru, El Salvador and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53 week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 29, 2016 will contain 52 weeks of operation. Operating results for the quarter ended August 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2016.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.
We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. Included among these, in our consolidated statements of earnings, we revised the categories of our costs and expenses as follows: marketing expenses and general and administrative expenses, previously reported as components of selling, general and administrative expenses, are now reported as separate line items. Additionally, gains and losses on disposals of assets, previously reported as a component of selling, general and administrative expenses are now reported in impairments and disposal of assets, net.
Note 2.Dispositions
On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants; however, as of August 30, 2015, 3 of the properties remain subject to landlord consents and satisfaction of other contractual requirements. Therefore, the assets of these remaining restaurants continue to be classified as held for sale and recognition of the gain on the related proceeds was deferred. The proceeds of approximately $14.1 million associated with the remaining landlord consents are classified as other current liabilities on our consolidated balance sheet as of August 30, 2015. As the landlord consents and remaining contractual requirements are satisfied, which we expect to occur in the second quarter of fiscal 2016, we will derecognize the related assets and record the commensurate gain on the transaction. All direct cash flows related to operating these businesses were eliminated at the date of sale. Our continuing involvement has been limited to a transition service agreement for up to two years from the date of sale with minimal impact to our cash flows. In conjunction with the sale of Red Lobster, there were 19 locations where Red Lobster shared a land parcel with another Darden brand. The land and related buildings for these 19 Darden locations were included in the sale transaction and simultaneously leased back to Darden. The proceeds associated with the sale of these properties are classified as a financing lease obligation on our consolidated balance sheet as a component of other liabilities and the associated lease payments will amortize the obligation over the life of the properties. In total, we have recognized a pre-tax gain on the sale of Red Lobster of $845.2 million, which is included in earnings from discontinued operations in our consolidated statements of earnings.
For the quarters ended August 30, 2015 and August 24, 2014, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings from discontinued operations, net of tax expense” in our consolidated statements of earnings

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for all periods presented. No amounts for shared general and administrative operating support expense or interest expense were allocated to discontinued operations. Assets associated with those restaurants not yet disposed of, that are considered held for sale, have been segregated from continuing operations and presented as assets held for sale on our accompanying consolidated balance sheets.
Earnings from discontinued operations, net of taxes in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Sales	$—	$400.4
Costs and expenses:
Restaurant and marketing expenses	0.3	354.6
Depreciation and amortization	—	0.2
Other costs and expenses (1)	(8.8)	(797.6)
Earnings before income taxes	8.5	843.2
Income tax expense	3.1	320.7
Earnings from discontinued operations, net of tax	$5.4	$522.5

(1)	Amounts include the gain recognized on the sale of Red Lobster.

Assets classified as held for sale on our accompanying consolidated balance sheets as of August 30, 2015 and May 31, 2015, consisted of land, buildings and equipment with carrying amounts of $23.8 million and $32.9 million, respectively.

Note 3.Supplemental Cash Flow Information

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Interest paid, net of amounts capitalized	$6.2	$54.0
Income taxes paid, net of refunds	29.3	10.2
Note 4.Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units (Darden Stock Units) and cash settled performance stock units, which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows:

	Stock Options Granted
	Three Months Ended
	August 30, 2015	August 24, 2014
Weighted-average fair value	$14.35	$10.35
Dividend yield	3.3%	4.5%
Expected volatility of stock	28.0%	37.3%
Risk-free interest rate	1.9%	2.1%
Expected option life (in years)	6.5	6.5
Weighted-average exercise price per share	$73.18	$44.49

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of our stock-based compensation activity for the three months ended August 30, 2015:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	7.71	0.10	1.37	0.38	—
Awards granted	0.38	0.02	0.28	—	0.16
Awards exercised	(1.42)	—	(0.27)	(0.10)	—
Awards forfeited	(0.09)	—	(0.02)	(0.08)	—
Performance unit adjustment	—	—	—	0.07	—
Outstanding end of period	6.58	0.12	1.36	0.27	0.16
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Stock options	$2.5	$3.2
Restricted stock/restricted stock units	0.4	0.4
Darden stock units	4.2	1.3
Cash-settled performance stock units	1.8	0.9
Equity-settled performance stock units	0.3	—
Employee stock purchase plan	0.3	0.4
Director compensation program/other	0.7	—
Total stock-based compensation expense	$10.2	$6.2
Note 5.Income Taxes
The effective income tax rate for the quarter ended August 30, 2015 was 27.5 percent compared to an effective income tax rate benefit of 55.8 percent for the quarter ended August 24, 2014. Excluding the tax impact of the $80.0 million of debt breakage costs ($49.4 million net of tax), recognized during the quarter ended August 24, 2014, our effective tax rate would have been approximately 17.0 percent. The change in the effective income tax rate for the quarter ended August 30, 2015 as compared to the quarter ended August 24, 2014, excluding the impacts of the debt breakage costs, is primarily attributable to the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes for the quarter ended August 24, 2014.
Included in our remaining balance of unrecognized tax benefits is $0.9 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
Note 6.Net Earnings per Share
Outstanding stock options, restricted stock and equity-settled performance stock units granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding, none of which impact the numerator of the diluted net earnings per share computation. Stock options, restricted stock and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Anti-dilutive stock-based compensation awards	0.1	6.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended August 30, 2015 and August 24, 2014 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 31, 2015	$(1.7)	$0.1	$(19.1)	$(65.9)	$(86.6)
Gain (loss)	0.8	—	2.0	—	2.8
Reclassification realized in net earnings	—	—	(1.3)	(0.1)	(1.4)
Balance at August 30, 2015	$(0.9)	$0.1	$(18.4)	$(66.0)	$(85.2)

Balance at May 25, 2014	$(4.7)	$0.1	$(50.4)	$(73.1)	$(128.1)
Gain (loss)	(1.2)	(0.1)	(2.0)	—	(3.3)
Reclassification realized in net earnings	2.7	—	25.9	0.3	28.9
Balance at August 24, 2014	$(3.2)	$—	$(26.5)	$(72.8)	$(102.5)

Reclassifications related to foreign currency translation for the three months ended August 24, 2014, primarily relate to the disposition of Red Lobster and are included in earnings from discontinued operations, net of tax expense in our consolidated statement of earnings. The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 30, 2015	August 24, 2014
Derivatives
Equity contracts	(1)	2.1	(0.9)
Interest rate contracts	(2)	(1.3)	(40.5)
Total before tax		$0.8	$(41.4)
Tax benefit		0.5	15.5
Net of tax		$1.3	$(25.9)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.6)	$(0.6)
Recognized net actuarial loss - other plans	(4)	0.8	(0.2)
Total before tax		$0.2	$(0.8)
Tax benefit		(0.1)	0.5
Net of tax		$0.1	$(0.3)

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 9 for additional details.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)
Included in interest, net, on our consolidated statements of earnings. Reclassifications for the three months ended August 24, 2014, primarily related to the acceleration of hedge loss amortization resulting from the pay down of long-term debt.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 8 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Service cost	$—	$0.2
Interest cost	2.7	2.1
Expected return on plan assets	(3.6)	(3.1)
Recognized net actuarial loss	0.6	0.5
Net periodic benefit (credit) cost	$(0.3)	$(0.3)

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Service cost	$—	$0.2
Interest cost	0.2	0.4
Amortization of unrecognized prior service credit	(1.2)	—
Recognized net actuarial loss	0.3	0.1
Net periodic benefit (credit) cost	$(0.7)	$0.7

Note 9.Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as provided by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial derivatives to manage interest rate and compensation risks inherent in our business operations. To the extent our cash-flow hedging instruments are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our fair-value hedging instruments are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by Topic 815 of the FASB ASC, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the cash flow hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 30, 2015, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We are currently party to interest-rate swap agreements with $200.0 million of notional value to limit the risk of changes in fair value of $100.0 million of the $121.9 million 4.500 percent senior notes due October 2021 and $100.0 million of the $500.0 million 6.200 percent senior notes due October 2017. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During each of the quarters ended August 30, 2015 and August 24, 2014, $0.5 million was recorded as a reduction to interest expense related to net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of August 30, 2015, we were party to equity forward contracts that were indexed to 0.6 million shares of our common stock, at varying forward rates between $45.66 per share and $52.66 per share, extending through August 2018. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, cash-settled performance stock units and employee-directed investments in Darden stock within the non-qualified deferred compensation plan. The equity forward contracts are indexed to 0.1 million shares of our common stock at forward rates between $46.17 and $50.19 per share, can only be net settled in cash and expire between fiscal 2016 and 2019. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings.
The notional and fair values of our derivative contracts are as follows:

(in millions)	Notional Values		Balance Sheet Location	Fair Values
				Derivative Assets		Derivative Liabilities
	August 30, 2015	May 31, 2015		August 30, 2015	May 31, 2015	August 30, 2015	May 31, 2015
Derivative contracts designated as hedging instruments
Equity forwards	$9.4	$11.4	(1)	$—	$0.4	$(0.7)	$—
Interest rate related	200.0	200.0	(1)	3.4	3.6	—	—
				$3.4	$4.0	$(0.7)	$—
Derivative contracts not designated as hedging instruments
Equity forwards	$24.7	$51.7	(1)	$—	$1.3	$(1.8)	$—
				$—	$1.3	$(1.8)	$—
Total derivative contracts				$3.4	$5.3	$(2.5)	$—

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	August 30, 2015	August 24, 2014		August 30, 2015	August 24, 2014		August 30, 2015	August 24, 2014
Equity	$2.0	$(2.0)	(2)	$2.1	$(0.9)	(2)	$0.1	$0.3
Interest rate	—	—	Interest, net	(1.3)	(40.5)	Interest, net	—	—
	$2.0	$(2.0)		$0.8	$(41.4)		$0.1	$0.3

(1)
Generally, all of our derivative instruments designated as cash flow hedges have some level of ineffectiveness, which is recognized currently in earnings. However, as these amounts are generally nominal and our consolidated financial statements are presented “in millions,” these amounts may appear as zero in this tabular presentation.

(2)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Location of Gain (Loss) Recognized in Earnings on Derivatives	Hedged Item in Fair Value Hedge Relationship	Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item		Location of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended				Three Months Ended
	August 30, 2015	August 24, 2014			August 30, 2015	August 24, 2014
Interest rate	$(0.1)	$0.7	Interest, net	Debt	$0.1	$(0.7)	Interest, net

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

(in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended
		August 30, 2015	August 24, 2014

Equity forwards	Restaurant labor expenses	$1.7	$(0.6)
Equity forwards	General and administrative expenses	3.8	(1.8)
		$5.5	$(2.4)

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 30, 2015, we expect to reclassify $4.0 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts and amortization of deferred losses on settled interest-rate related instruments. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates, as well as the probability of occurrence of interest payments on certain tranches of our long-term debt.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 30, 2015 and May 31, 2015:

Items Measured at Fair Value at August 30, 2015
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.2	$—	$2.2	$—
U.S. Treasury securities	(2)	5.0	5.0	—	—
Mortgage-backed securities	(1)	1.5	—	1.5	—
Derivatives:
Equity forwards	(3)	(2.5)	—	(2.5)	—
Interest rate swaps	(4)	3.4	—	3.4	—
Total		$9.6	$5.0	$4.6	$—

Items Measured at Fair Value at May 31, 2015
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.2	$—	$2.2	$—
U.S. Treasury securities	(2)	5.0	5.0	—	—
Mortgage-backed securities	(1)	1.6	—	1.6	—
Derivatives:
Equity forwards	(3)	1.7	—	1.7	—
Interest rate swaps	(4)	3.6	—	3.6	—
Total		$14.1	$5.0	$9.1	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of August 30, 2015, was $1.45 billion and $1.56 billion, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 31, 2015, was $1.47 billion and $1.57 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
Adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis as of August 30, 2015 were not material. As of May 31, 2015, non-financial assets measured at fair value on a non-recurring basis with a carrying value of $70.5 million, primarily related to restaurant assets involved in sale-leaseback arrangements, were written down to their fair value of $55.4 million resulting in an impairment charge of $15.1 million. The fair value of non-financial

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 30, 2015 and May 31, 2015, we had $119.2 million and $124.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 30, 2015 and May 31, 2015, we had $14.1 million and $14.0 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 30, 2015 and May 31, 2015, we had $150.9 million and $147.7 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 30, 2015 and May 31, 2015, amounted to $116.2 million and $113.4 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2016 through fiscal 2044.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining and 4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned The Capital Grille and Eddie V's restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Yard House, Seasons 52 and Bahama Breeze restaurants in the U.S. This segment also includes results from our franchises and consumer-packaged goods sales.
External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively "restaurant and marketing expenses"). The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 30, 2015
Sales	$944.6	$383.9	$113.3	$245.2	$—	$1,687.0
Restaurant and marketing expenses	752.6	326.8	95.5	201.4	—	1,376.3
Segment profit	$192.0	$57.1	$17.8	$43.8	$—	$310.7

Depreciation and amortization	$36.5	$19.4	$6.8	$12.5	$5.9	$81.1
Impairments and disposal of assets, net	(1.2)	(1.2)	0.7	—	—	(1.7)
Capital expenditures	21.8	16.7	5.4	19.9	1.1	64.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 24, 2014
Sales	$913.5	$356.9	$104.0	$221.4	$—	$1,595.8
Restaurant and marketing expenses	765.1	303.6	88.7	189.7	—	1,347.1
Segment profit	$148.4	$53.3	$15.3	$31.7	$—	$248.7

Depreciation and amortization	$37.1	$17.6	$6.5	$11.6	$5.9	$78.7
Impairments and disposal of assets, net	0.6	0.8	—	5.5	0.1	7.0
Capital expenditures	33.8	17.3	6.5	22.7	1.4	81.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014
Segment profit	$310.7	$248.7
Less general and administrative expenses	(97.1)	(95.4)
Less depreciation and amortization	(81.1)	(78.7)
Less impairments and disposal of assets, net	1.7	(7.0)
Less interest, net	(22.4)	(111.3)
Earnings before income taxes	$111.8	$(43.7)

Note 13. Impairments and Disposal of Assets, Net
During the fiscal quarter ended August 30, 2015, we recognized a net gain of $1.7 million in impairments and disposal of assets, net ($1.0 million net of tax), primarily related to sale-leaseback transactions. During the fiscal quarter ended August 24, 2014, we recognized a net impairment loss of $7.0 million in impairments and disposal of assets, net ($4.3 million net of tax), primarily related to restaurant impairments. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. These amounts are included in impairments and disposal of assets, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings.
Note 14. Workforce Reduction Costs
During fiscal 2014 and 2015, we performed reviews of our operations and support structure resulting in changes in our growth plans and related support structure needs. As a result, we had workforce reductions and program spending cuts throughout fiscal 2014 and 2015. In accordance with these actions, we incurred employee termination benefits costs and other costs. The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities on our consolidated balance sheet as of August 30, 2015:

(in millions)	Fiscal Year 2014 Plans	Fiscal Year 2015 Plans	Payments	Adjustments	Balance at August 30, 2015
Employee termination benefits (1)	$13.4	$24.2	$(27.0)	$1.0	$11.6
Other	1.1	0.6	(1.2)	(0.2)	0.3
Total	$14.5	$24.8	$(28.2)	$0.8	$11.9

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect the remaining liability to be paid by the second quarter of fiscal 2017.
Note 15. Application of New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update was originally effective for annual and interim periods beginning after December 15, 2016, which would have required us to adopt these provisions in the first quarter of fiscal 2018. In July 2015, the FASB affirmed its proposal for a one-year deferral of the effective date. Early application is now permitted, but not before the original effective date. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

Note 16. Subsequent Events
On September 17, 2015, the Board of Directors declared a cash dividend of $0.55 per share to be paid November 2, 2015 to all shareholders of record as of the close of business on October 9, 2015.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 30, 2015 and August 24, 2014. This information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed company-owned synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended
	August 30, 2015	August 24, 2014	% Chg
Sales	$1,687.0	$1,595.8	5.7%
Costs and expenses:
Food and beverage	502.8	502.0	0.2
Restaurant labor	536.0	508.3	5.4
Restaurant expenses	271.9	272.3	(0.1)
Marketing expenses	65.6	64.5	1.7
General and administrative expenses	97.1	95.4	1.8
Depreciation and amortization	81.1	78.7	3.0
Impairments and disposal of assets, net	(1.7)	7.0	(124.3)
Total costs and expenses	$1,552.8	$1,528.2	1.6
Operating income	134.2	67.6	98.5
Interest, net	22.4	111.3	(79.9)
Earnings (loss) before income taxes	111.8	(43.7)	NM
Income tax expense (benefit) (1)	30.8	(24.4)	NM
Earnings (loss) from continuing operations	$81.0	$(19.3)	NM
Earnings from discontinued operations, net of tax	5.4	522.5	(99.0)
Net earnings	$86.4	$503.2	(82.8)%
Diluted net earnings per share:
Earnings (loss) from continuing operations	$0.63	$(0.14)	NM
Earnings from discontinued operations	0.04	3.95	(99.0)%
Net earnings	$0.67	$3.81	(82.4)%

(1) Effective tax rate	27.5%	55.8%
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2016, compared with the number open at the end of fiscal 2015 and the end of the first quarter of fiscal 2015.

	August 30, 2015	May 31, 2015	August 24, 2014
Olive Garden (1)	843	846	840
LongHorn Steakhouse	482	480	465
The Capital Grille	54	54	54
Bahama Breeze	37	36	37
Seasons 52	43	43	40
Eddie V's	16	16	15
Yard House	59	59	53
Total	1,534	1,534	1,504

(1)	Includes six locations in Canada for all periods presented.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.69 billion for the first quarter of fiscal 2016, compared to $1.60 billion for the first quarter of fiscal 2015. The increase of 5.7 percent in sales for the first quarter of fiscal 2016 was primarily driven by a combined Darden same-restaurant sales increase of 3.4 percent as well as revenue from the addition of 30 net new company-owned restaurants since the first quarter of fiscal 2015.
For the first quarter of fiscal 2016, our net earnings from continuing operations were $81.0 million compared to a net loss from continuing operations of $19.3 million for the first quarter of fiscal 2015, and our diluted net earnings per share from continuing operations were $0.63 for the first quarter of fiscal 2016 compared to a diluted net loss per share from continuing operations of $0.14 for the first quarter of fiscal 2015. Our diluted per share results from continuing operations for the first quarter of fiscal 2016 were adversely impacted by approximately $0.05 related to the real estate plan implementation. Our diluted per share results from continuing operations for the first quarter of fiscal 2015 were adversely impacted by approximately $0.37 due to debt breakage costs related to the retirement of $900.0 million in principal of long-term debt and approximately $0.07 due to legal, financial advisory and other costs related to implementation of the strategic action plan announced in December 2013 and asset impairments.
Financial Highlights - Segments
Olive Garden's segment profit margin increased to 20.3 percent in the first quarter of fiscal 2016, compared to 16.2 percent for the first quarter of fiscal 2015 driven by positive same-restaurant sales, food and beverage cost favorability, fewer weeks of deep discounted promotions and cost reduction initiatives. LongHorn's segment profit margin was flat at 14.9 percent in the first quarter of fiscal 2016 and fiscal 2015 as significant beef cost inflation offset sales leverage. Fine Dining's segment profit margin increased to 15.7 percent in the first quarter of fiscal 2016, compared to 14.7 percent for the first quarter of fiscal 2015 driven by leverage from sales growth which more than offset beef cost inflation. The Other Business segment profit margin increased to 17.9 percent in the first quarter of fiscal 2016, compared to 14.3 percent for the first quarter of fiscal 2015 primarily driven by positive same-restaurant sales leverage and lower food and beverage costs.
Outlook
We expect the combined Darden same-restaurant sales increase in fiscal 2016 to range between 2.0 and 2.5 percent, with an increase in Olive Garden same-restaurant sales between 1.5 percent and 2.5 percent, an increase in LongHorn Steakhouse same-restaurant sales between 2.5 percent and 3.5 percent, and a blended same-restaurant sales increase for The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House of approximately 3.0 percent. Based on fiscal 2015 sales of $6.76 billion, we expect fiscal 2016 sales from continuing operations to increase between 2.0 percent and 2.5 percent. In fiscal 2016, we expect to add approximately 18 - 22 new restaurants, and we expect capital expenditures incurred to build new restaurants and remodel and maintain existing restaurants to be between $230.0 million and $255.0 million.
SALES
The following table presents our sales and U.S. same-restaurant sales (SRS) by brand for the periods indicated.

	Three Months Ended
(in millions)	August 30, 2015	August 24, 2014	% Chg	SRS (1)
Olive Garden	$944.6	$913.5	3.4%	2.7%
LongHorn Steakhouse	$383.9	$356.9	7.6%	4.4%
Yard House	$124.2	$111.1	11.8%	3.4%
The Capital Grille	$88.7	$82.6	7.4%	7.2%
Bahama Breeze	$58.1	$56.8	2.3%	1.8%
Seasons 52	$59.5	$50.4	18.1%	3.9%
Eddie V's	$24.6	$21.4	15.0%	5.1%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the first quarter of fiscal 2016 was primarily driven by a U.S. same-restaurant sales increase in the first quarter fiscal 2016 combined with revenue from three net new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2016 resulted from a 2.4 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.

LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2016 was primarily driven by revenue from 17 net new restaurants combined with a same-restaurant sales increase for the first quarter of fiscal 2016. The increase in same-restaurant sales for the first quarter of fiscal 2016 resulted from a 2.4 percent increase in same-restaurant guest counts combined with a 2.0 percent increase in average check.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the first quarter of fiscal 2016, which were 10.2 percent above last fiscal year’s first quarter, primarily driven by the incremental sales from 10 net new restaurants added since the first quarter of fiscal 2015, and a combined same-restaurant sales increase of 4.3 percent across these brands.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 30, 2015 and August 24, 2014.  Additionally, this information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended
	August 30, 2015	August 24, 2014
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	29.8	31.5
Restaurant labor	31.8	31.9
Restaurant expenses	16.1	17.0
Marketing expenses	3.9	4.0
General and administrative expenses	5.7	6.0
Depreciation and amortization	4.8	4.9
Impairments and disposal of assets, net	(0.1)	0.4
Total operating costs and expenses	92.0%	95.7%
Operating income	8.0	4.3
Interest, net	1.4	7.0
Earnings (loss) before income taxes	6.6	(2.7)
Income tax expense (benefit)	1.8	(1.5)
Earnings (loss) from continuing operations	4.8	(1.2)
Quarter Ended August 30, 2015 Compared to Quarter Ended August 24, 2014
Total costs and expenses were $1.55 billion and $1.53 billion for the quarters ended August 30, 2015 and August 24, 2014, respectively. As a percent of sales, total costs and expenses decreased from 95.7 percent for the first quarter of fiscal 2015 to 92.0 percent for the first quarter of fiscal 2016.

•	Food and beverage costs decreased as percent of sales as a result of lower costs for promotional items, favorable menu mix and pricing.

•	Restaurant labor costs decreased as a percent of sales primarily as a result of sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily as a result of sales leverage and lower workers' compensation expenses.

•	Marketing expenses decreased as a percent of sales, primarily as a result of sales leverage.

•	General and administrative expenses decreased as a percent of sales, primarily as a result of sales leverage and support cost savings, partially offset by strategic real estate plan implementation costs.

•	Depreciation and amortization expense decreased as a percent of sales primarily due to sales leverage. The decrease also resulted from the impact of completed sale-leaseback transactions.

•
Impairments and disposal of assets, net decreased as a percent of sales primarily due to net disposal gains in the first quarter of fiscal 2016 compared to restaurant-related impairments in the first quarter of fiscal 2015.

•
Net interest expense decreased as a percent of sales primarily due to the $80.0 million of debt breakage costs recognized in the first quarter of fiscal 2015 related to the retirement of long-term debt.

INCOME TAXES
The effective income tax rate for the quarter ended August 30, 2015 was 27.5 percent compared to an effective income tax rate benefit of 55.8 percent for the quarter ended August 24, 2014. Excluding the tax impact of the $80.0 million of debt breakage costs ($49.4 million net of tax), recognized during the quarter ended August 24, 2014, our effective tax rate would have been approximately 17.0 percent. The change in the effective income tax rate for the quarter ended August 30, 2015 as compared to the quarter ended August 24, 2014, excluding the impacts of the debt breakage costs, is primarily attributable to an increase in the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes for the quarter ended August 24, 2014.
EARNINGS FROM DISCONTINUED OPERATIONS
On an after-tax basis, earnings from discontinued operations for the first quarter of fiscal 2016 were $5.4 million ($0.04 per diluted share) compared with earnings from discontinued operations for the first quarter of fiscal 2015 of $522.5 million ($3.95 per diluted share). Earnings from discontinued operations reflects pre-tax gains of $8.3 million recorded in the first quarter of fiscal 2016, and $817.2 million recorded in the first quarter of fiscal 2015 related to the sale of Red Lobster.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally due in 5 to 30 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 30, 2015, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018 and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.300 percent for LIBOR loans and 0.300 percent for base rate loans. As of August 30, 2015, we had no outstanding balances under the Revolving Credit Agreement.

As of August 30, 2015, our long-term debt consisted principally of:

•	$255.0 million unsecured, variable-rate, amortizing term loan, maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$121.9 million of unsecured 4.500 percent senior notes due in October 2021;

•	$111.1 million of unsecured 3.350 percent senior notes due in November 2022;

•	$10.0 million of unsecured 4.520 percent senior notes due in August 2024;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
We also had $15.0 million included in current liabilities as current portion of long-term debt as of August 30, 2015, associated with the term loan, which reflects the annual principal amortization payment due in August 2016.
The interest rates on our $500.0 million senior notes due in October 2017 and $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. In October 2014, Moody's Investor Service downgraded our senior unsecured ratings to "Ba1" from "Baa3" resulting in an increase of 0.250 percent in the interest rates on our senior notes due in October 2017 and October 2037, effective as of the first day of the interest period during which the ratings change took place. Accordingly, our annual interest expense increased by $2.0 million as a result of these rate adjustments.
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

A summary of our contractual obligations and commercial commitments as of August 30, 2015 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$2,278.5	$92.9	$888.4	$79.6	$1,217.6
Operating Leases (2)	1,360.1	204.3	379.1	299.2	477.5
Purchase obligations (3)	457.5	431.0	20.9	5.6	—
Capital lease obligations (4)	83.4	5.8	11.9	12.3	53.4
Benefit obligations (5)	343.2	36.0	54.1	65.9	187.2
Unrecognized income tax benefits (6)	15.1	1.0	5.2	8.9	—
Total contractual obligations	$4,537.8	$771.0	$1,359.6	$471.5	$1,935.7
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (7)	$133.3	$133.3	$—	$—	$—
Guarantees (8)	150.9	34.7	56.3	34.3	25.6
Total commercial commitments	$284.2	$168.0	$56.3	$34.3	$25.6

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.3 percent. Excludes issuance discount and issuance costs of $13.9 million.

(2)	Includes financing lease obligations and associated imputed interest of $75.5 million over the life of the obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects, information technology and other miscellaneous commitments.

(4)	Capital lease obligations include imputed interest of $29.5 million over the life of the obligations.

(5)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through August of fiscal 2026.

(6)	Includes interest on unrecognized income tax benefits of $0.8 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

(7)
Includes letters of credit for $119.2 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.2 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $13.9 million.

(8)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our Board of Directors has authorized us to repurchase up to an aggregate of 187.4 million shares of our common stock. Repurchased common stock has historically been reflected as a reduction of stockholders' equity. During the quarter ended August 30, 2015, we repurchased 0.1 thousand shares of our common stock compared to 11.8 thousand shares of our common stock during the quarter ended August 24, 2014. As of August 30, 2015, we have repurchased a total of 182.0 million shares of our common stock, 169.3 million of which have been retired and restored to authorized but unissued shares of common stock.
Net cash flows provided by operating activities of continuing operations increased to $138.0 million for the first three months of fiscal 2016, from $77.0 million for the first three months of fiscal 2015. The increase was primarily due to higher net earnings and timing of payments of accounts payable.
Net cash flows provided by investing activities of continuing operations were $61.6 million for the first three months of fiscal 2016, compared to net cash flows used in investing activities of continuing operations of $80.5 million for the first three months of fiscal 2015. Proceeds from the disposal of land, buildings and equipment of $130.2 million for the first three months of fiscal 2016 reflect the impact of closed sale-leaseback transactions. Capital expenditures decreased to $64.9 million for the first three months of fiscal 2016 from $81.7 million for the first three months of fiscal 2015 reflecting a decrease in new restaurant construction and remodel activity during fiscal 2016.

Net cash flows used in financing activities of continuing operations were $17.0 million for the first three months of fiscal 2016, compared to $1.63 billion for the first three months of fiscal 2015. Net cash flows used in financing activities for the first three months of fiscal 2016 included dividends paid of $70.0 million and payments of long-term debt of $15.0 million, partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2015 included net repayments of short-term debt of $207.6 million, the retirement of approximately $900.0 million aggregate principal of long-term debt, a $500.0 million payment associated with an accelerated share repurchase agreement and $72.8 million in dividends paid. Dividends declared by our Board of Directors totaled $0.55 per share in the first quarter of fiscal 2016, which is consistent with our dividend for the same period in fiscal 2015.
During fiscal 2015, we conducted a comprehensive evaluation of a wide range of options for the potential monetization of our real estate portfolio. As a result of this evaluation, we undertook the following strategies:

•
Sale-leaseback transactions of 64 restaurant properties, 14 of which were completed in fiscal 2015, 33 were completed in the first quarter of fiscal 2016 , and the remaining properties are expected to be completed in fiscal 2016. The 47 completed transactions generated proceeds of approximately $175.0 million;

•
Transfer 424 of our restaurant properties into a REIT, with substantially all of the REIT’s initial assets being leased back to Darden. We expect to complete the REIT transaction during fiscal 2016; and

•	Pursuit of different monetizing structures for our corporate headquarters, including a sale leaseback.
We expect to utilize the proceeds generated from these transactions in addition to cash on hand to pay down up to $1.0 billion of long-term debt. While we have conducted substantial analysis of the feasibility of implementing a REIT transaction, a significant amount of work remains and there can be no assurance we will be able to successfully complete the transaction and establish a REIT. These transactions are bond-covenant compliant, and bondholder consent is not required
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2016.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2015 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 30, 2015, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.49 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.20 billion as of August 30, 2015, compared to $1.06 billion as of May 31, 2015. The increase was primarily due to the increase in cash and cash equivalents driven by proceeds from the sale-leaseback transactions completed during the first quarter of fiscal 2016.
Our current liabilities totaled $1.14 billion as of August 30, 2015, compared to $1.20 billion as of May 31, 2015. The decrease was primarily due to a decrease in accrued payroll related to the payment of annual incentive compensation and a decrease in unearned revenues associated with gift card redemptions in excess of sales.
CRITICAL ACCOUNTING POLICIES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 16 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, projections for U.S. same-restaurant sales, total sales, food and beverage expenses, restaurant labor expenses, restaurant expenses, marketing expenses, general and administrative expenses, depreciation expenses, diluted net earnings per share growth and capital expenditures in fiscal 2016, potential monetization of our real estate and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are first made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2015, which are summarized as follows:

•	Our ability to complete our strategic real estate plan, including risks related to our lease of certain restaurant properties;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

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

•	Our plans to expand our smaller brands Bahama Breeze, Seasons 52 and Eddie V's, and the testing of other new business ventures that have not yet proven their long-term viability;

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	A failure to identify and execute innovative marketing and guest relationship tactics and ineffective or improper use of social media or other marketing initiatives;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 30, 2015, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, and equity forwards exposures were approximately $28.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $92.3 million. The fair value of our long-term fixed rate debt, including the amounts included in current liabilities, during the first three months of fiscal 2016 averaged $1.57 billion, with a high of $1.59 billion and a low of $1.56 billion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 30, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 30, 2015.
During the fiscal quarter ended August 30, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third, fourth and fifth paragraphs of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 31, 2015.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 30, 2015. Since commencing repurchases in December 1995, we have repurchased a total of 182.0 million shares through August 30, 2015 under authorizations from our Board of Directors to repurchase an aggregate of 187.4 million shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
June 1, 2015 through July 5, 2015	115	$68.11	115	5,431,009
July 6, 2015 through August 2, 2015	—	$—	—	5,431,009
August 3, 2015 through August 30, 2015	—	$—	—	5,431,009
Total	115	$68.11	115	5,431,009

(1)
All of the shares purchased during the quarter ended August 30, 2015 were purchased as part of our repurchase program. On December 17, 2010, our Board of Directors approved an additional share repurchase authorization of 25.0 million shares which was announced publicly in a press release issued on December 20, 2010, bringing the total shares authorized to be repurchased to 187.4 million shares. There is no expiration date for our program. The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.

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

DARDEN RESTAURANTS, INC.

Dated:	October 2, 2015	By:	/s/ Jeffrey A. Davis
Jeffrey A. Davis
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1	Articles of Amendment to Articles of Incorporation of Darden Restaurants, Inc., adopted June 17, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 23, 2015).
4.1	Rights Agreement, dated June 23, 2015, between Darden Restaurants, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 23, 2015).
10.1 *	Form of Notice of Non-Renewal of Management Continuity Agreement, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2015).
10.2 *
Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(kk) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.3 *
Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(ll) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.4 *
Form of annual Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(mm) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.5 *
Form of initial Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(nn) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.6 *
Form of quarterly Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(oo) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.7 *
Form of annual Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(pp) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.8 *
Form of initial Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(qq) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.9 *
Form of Change in Control Agreement (incorporated by reference to Exhibit 10(rr) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.10 *
Form of Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(ss) to our Annual Report on Form 10-K (Commission File No. 001-13666) for the fiscal year ended May 31, 2015, filed July 24, 2015).

10.11 *	Form of Performance Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.
10.12 *	Form of Non-Qualified Stock Option Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended.
10.13 *	Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.14 *	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Quarterly Grant in Lieu of Cash Retainer) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.15 *	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.16 *	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.17 *	Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.18 *	Form of Employee RSU Award Agreement (Stock-Settled) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
12	Computation of Ratio of Consolidated Earnings to Fixed Charges.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.