Form 10-Q
period 2016-02-28
DARDEN RESTAURANTS INC
filed 2016-04-06
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2016: 126,725,709 (excluding 1,268,251 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2016 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Sales	$1,847.5	$1,730.9	$5,143.3	$4,885.7
Costs and expenses:
Food and beverage	537.8	530.7	1,522.7	1,518.2
Restaurant labor	572.5	535.6	1,632.3	1,550.7
Restaurant expenses	305.2	276.0	855.1	825.7
Marketing expenses	50.7	51.4	174.6	177.8
General and administrative expenses	95.2	86.4	294.2	310.7
Depreciation and amortization	67.0	79.6	223.4	238.4
Impairments and disposal of assets, net	(2.1)	0.8	3.9	47.1
Total operating costs and expenses	$1,626.3	$1,560.5	$4,706.2	$4,668.6
Operating income	221.2	170.4	437.1	217.1
Interest, net	83.1	23.3	162.8	168.3
Earnings before income taxes	138.1	147.1	274.3	48.8
Income tax expense (benefit)	29.9	18.7	55.0	(29.5)
Earnings from continuing operations	$108.2	$128.4	$219.3	$78.3
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(0.3), $3.1, $2.9, and $322.4, respectively	(2.4)	5.4	16.1	525.9
Net earnings	$105.8	$133.8	$235.4	$604.2
Basic net earnings per share:
Earnings from continuing operations	$0.85	$1.03	$1.72	$0.61
Earnings (loss) from discontinued operations	(0.02)	0.04	0.12	4.10
Net earnings	$0.83	$1.07	$1.84	$4.71
Diluted net earnings per share:
Earnings from continuing operations	$0.84	$1.01	$1.69	$0.60
Earnings (loss) from discontinued operations	(0.02)	0.04	0.13	4.04
Net earnings	$0.82	$1.05	$1.82	$4.64
Average number of common shares outstanding:
Basic	127.6	124.6	127.7	128.2
Diluted	129.4	126.9	129.6	130.1
Dividends declared per common share	$0.50	$0.55	$1.60	$1.65

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Net earnings	$105.8	$133.8	$235.4	$604.2
Other comprehensive income (loss):
Foreign currency adjustment	—	(2.0)	0.9	3.5
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $1.0, $14.3 and $16.9, respectively	1.8	3.0	22.7	30.4
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0, $0.6, $(0.1) and $10.4, respectively, related to pension and other post-employment benefits	(0.1)	1.0	(0.3)	16.4
Other comprehensive income	$1.7	$2.0	$23.3	$50.3
Total comprehensive income	$107.5	$135.8	$258.7	$654.5
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 28, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$215.8	$535.9
Receivables, net	53.8	78.0
Inventories	178.9	163.9
Prepaid income taxes	24.7	18.9
Prepaid expenses and other current assets	73.0	69.4
Deferred income taxes	164.7	157.4
Assets held for sale	19.0	32.9
Total current assets	$729.9	$1,056.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $1,799.0 and $2,304.6, respectively	2,058.1	3,215.8
Goodwill	872.3	872.4
Trademarks	574.6	574.6
Other assets	267.0	275.5
Total assets	$4,501.9	$5,994.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190.6	$198.8
Accrued payroll	139.2	141.1
Accrued income taxes	22.4	12.6
Other accrued taxes	48.7	51.5
Unearned revenues	401.3	328.6
Current portion of long-term debt	8.0	15.0
Other current liabilities	390.9	449.1
Total current liabilities	$1,201.1	$1,196.7
Long-term debt, less current portion	439.7	1,452.3
Deferred income taxes	220.8	341.8
Deferred rent	243.1	225.9
Other liabilities	479.0	444.5
Total liabilities	$2,583.7	$3,661.2
Stockholders’ equity:
Common stock and surplus	$1,485.1	$1,405.9
Retained earnings	507.5	1,026.0
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(63.3)	(86.6)
Unearned compensation	(3.3)	(4.0)
Total stockholders’ equity	$1,918.2	$2,333.5
Total liabilities and stockholders’ equity	$4,501.9	$5,994.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 28, 2016 and February 22, 2015
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	235.4	—	—	—	235.4
Other comprehensive income	—	—	—	23.3	—	23.3
Dividends declared	—	(204.8)	—	—	—	(204.8)
Stock option exercises (1.9 shares)	75.6	—	—	—	—	75.6
Stock-based compensation	12.1	—	—	—	—	12.1
ESOP note receivable repayments	—	—	—	—	0.6	0.6
Income tax benefits credited to equity	14.5	—	—	—	—	14.5
Repurchases of common stock (2.3 shares)	(26.5)	(113.7)	—	—	—	(140.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.2 shares)	3.5	—	—	—	0.1	3.6
Separation of Four Corners Property Trust	—	(435.4)	—	—	—	(435.4)
Balance at February 28, 2016	$1,485.1	$507.5	$(7.8)	$(63.3)	$(3.3)	$1,918.2

Balance at May 25, 2014	$1,302.2	$995.8	$(7.8)	$(128.1)	$(5.2)	$2,156.9
Net earnings	—	604.2	—	—	—	604.2
Other comprehensive income	—	—	—	50.3	—	50.3
Dividends declared	—	(211.2)	—	—	—	(211.2)
Stock option exercises (2.8 shares)	103.1	—	—	—	—	103.1
Stock-based compensation	21.3	—	—	—	—	21.3
ESOP note receivable repayments	—	—	—	—	0.8	0.8
Income tax benefits credited to equity	9.1	—	—	—	—	9.1
Repurchases of common stock (10.0 shares)	(102.5)	(399.8)	—	—	—	(502.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.6	—	—	—	—	5.6
Balance at February 22, 2015	$1,338.8	$989.0	$(7.8)	$(77.8)	$(4.4)	$2,237.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 28, 2016	February 22, 2015
Cash flows—operating activities
Net earnings	$235.4	$604.2
Earnings from discontinued operations, net of tax	(16.1)	(525.9)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	223.4	238.4
Impairments and disposal of assets, net	3.9	47.1
Amortization of loan costs and losses on interest-rate related derivatives	3.4	6.7
Stock-based compensation expense	29.2	41.3
Change in current assets and liabilities	49.8	34.0
Contributions to pension and postretirement plans	(1.1)	(1.1)
Change in cash surrender value of trust-owned life insurance	8.7	(5.8)
Deferred income taxes	(65.6)	(0.4)
Change in deferred rent	18.1	17.2
Change in other assets and liabilities	(4.4)	6.3
Loss on extinguishment of debt	106.8	91.3
Other, net	5.7	2.7
Net cash provided by operating activities of continuing operations	$597.2	$556.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(172.8)	(230.1)
Proceeds from disposal of land, buildings and equipment	321.4	24.8
Proceeds from sale of marketable securities	0.8	9.7
Increase in other assets	(12.8)	(13.2)
Net cash provided by (used in) investing activities of continuing operations	$136.6	$(208.8)
Cash flows—financing activities
Proceeds from issuance of common stock	79.2	107.1
Income tax benefits credited to equity	14.5	9.1
Special cash distribution from Four Corners Property Trust	315.0	—
Dividends paid	(204.8)	(209.3)
Repurchases of common stock	(140.2)	(502.3)
ESOP note receivable repayment	0.6	0.8
Proceeds from issuance of short-term debt	—	397.4
Repayments of short-term debt	—	(605.0)
Repayment of long-term debt	(1,088.8)	(1,065.9)
Principal payments on capital and financing leases	(2.5)	(1.7)
Proceeds from financing lease obligation	—	93.1
Net cash used in financing activities of continuing operations	$(1,027.0)	$(1,776.7)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(33.2)	(216.6)
Net cash provided by investing activities of discontinued operations	6.3	1,984.0
Net cash (used in) provided by discontinued operations	$(26.9)	$1,767.4

(Decrease) increase in cash and cash equivalents	(320.1)	337.9
Cash and cash equivalents - beginning of period	535.9	98.3
Cash and cash equivalents - end of period	$215.8	$436.2

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 28, 2016	February 22, 2015
Cash flows from changes in current assets and liabilities
Receivables, net	25.3	18.7
Inventories	(15.2)	55.6
Prepaid expenses and other current assets	(6.6)	(5.0)
Accounts payable	(5.0)	(43.5)
Accrued payroll	(1.9)	8.0
Prepaid/accrued income taxes	27.0	(55.7)
Other accrued taxes	(1.8)	(2.3)
Unearned revenues	78.4	75.0
Other current liabilities	(50.4)	(16.8)
Change in current assets and liabilities	$49.8	$34.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 restaurants located in Central Florida and 3 restaurants in California that we manage, but are jointly owned with third parties, 6 franchised LongHorn Steakhouse restaurants located in the San Antonio, Texas area, 2 franchised U.S. airport restaurants and 10 franchised restaurants in Puerto Rico. We also have area development and franchise agreements with unaffiliated operators to develop and operate our brands primarily in Asia, the Middle East and Latin America. Pursuant to these agreements, as of February 28, 2016, 30 franchised restaurants were in operation in the Middle East, Mexico, Brazil, Peru, El Salvador and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53 week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 29, 2016 will contain 52 weeks of operation. Operating results for the quarter ended February 28, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 29, 2016.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2.Real Estate Transactions
As a result of a comprehensive evaluation for the monetization of our real estate portfolio, we undertook strategies to pursue sale-leaseback transactions of individual restaurant properties and our corporate headquarters and to transfer 424 of our restaurant properties into a REIT, with substantially all of the REIT’s initial assets being leased back to Darden.
Sale leasebacks
During fiscal 2015, we implemented a plan to pursue sale-leaseback transactions of 64 restaurant properties, 14 of which were completed in the fourth quarter of fiscal 2015, 49 were completed in the first nine months of fiscal 2016, and the remaining property is expected to be completed in the fourth quarter of fiscal 2016. The 63 completed transactions generated net proceeds of $234.9 million resulting in deferred gains totaling $46.7 million which will be amortized over the expected leaseback periods on a straight-line basis. Additionally, during the nine months ended February 28, 2016, we completed the sale leaseback of our corporate headquarters, generating net proceeds of $131.0 million resulting in a deferred gain of $6.3 million which will be amortized over the expected leaseback period on a straight-line basis.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our shareholders’ equity decreased by $435.4 million as a result of the separation of Four Corners. The components of the decrease, principally comprised of the net book value of the net assets that we contributed to Four Corners in connection with the separation, included $834.8 million in net book value of fixed assets, $84.4 million consisting primarily of deferred tax liabilities, offset by the $315.0 million cash dividend received by us from Four Corners.

Agreements with Four Corners
We entered into lease agreements with Four Corners, pursuant to which we leased the Four Corners Properties on a triple-net basis with terms comparable to similar leases negotiated on an arm’s length basis. Under the lease agreements, our subsidiaries are the tenant while Four Corners is the landlord. The leases are triple-net leases that provide for an average initial term of approximately 15 years with stated annual rental payments and options to extend the leases for another 15 years. Under the lease agreements, the rent is subject to annual escalations of 1.5 percent, as well as, in most of the leases, a fair market value adjustment at the start of one of the renewal options.
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

Debt Retirement
During the second and third quarters of fiscal 2016, utilizing the proceeds of the Four Corners cash dividend, cash proceeds from the sale leasebacks of restaurant properties and our corporate headquarters and additional cash on hand, we retired approximately $1.01 billion aggregate principal of long-term debt (see Note 16 for additional details).

Note 3.Dispositions
On July 28, 2014, we closed on the sale of 705 Red Lobster restaurants; however, as of February 28, 2016, 2 of the properties remain subject to landlord consents. The two remaining consents represent approximately $1.6 million in proceeds and are expected to be satisfied by the end of fiscal 2016. All direct cash flows related to operating these businesses were eliminated at the date of sale. Our continuing involvement has primarily been limited to a transition services agreement, pursuant to which we provide limited, specific services for up to two years from the date of sale with minimal impact to our cash flows. In total, we have recognized a pre-tax gain on the sale of Red Lobster of $854.4 million, which is included in earnings from discontinued operations in our consolidated statements of earnings.
For the quarters and nine months ended February 28, 2016 and February 22, 2015, all gains on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to these restaurants, have been aggregated in a single caption entitled “Earnings (loss) from discontinued operations, net of tax expense (benefit)” in our consolidated statements of earnings for all periods presented. No amounts for shared general and administrative operating support expense or interest expense were allocated to discontinued operations. Assets associated with those restaurants not yet disposed of, that are considered held for sale, have been segregated from continuing operations and presented as assets held for sale on our accompanying consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnings (loss) from discontinued operations, net of taxes in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Sales	$—	$—	$—	$400.4
Costs and expenses:
Restaurant and marketing expenses	1.0	(0.6)	1.3	353.4
Depreciation and amortization	—	—	—	0.2
Other costs and expenses (1)	1.7	(7.9)	(20.3)	(801.5)
Earnings (loss) before income taxes	(2.7)	8.5	19.0	848.3
Income tax expense (benefit)	(0.3)	3.1	2.9	322.4
Earnings (loss) from discontinued operations, net of tax	$(2.4)	$5.4	$16.1	$525.9

(1)	Amounts include the initial gain recognized on the sale of Red Lobster as well as gains recognized upon satisfaction of landlord consents.

Assets classified as held for sale on our accompanying consolidated balance sheets as of February 28, 2016 and May 31, 2015, consisted of land, buildings and equipment with carrying amounts of $19.0 million and $32.9 million, respectively.

Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015
Interest paid, net of amounts capitalized	$123.8	$107.9
Income taxes paid, net of refunds	105.8	203.7
For the nine months ended February 28, 2016, interest paid includes payments of $68.7 million associated with the retirement of long-term debt (see Note 16 - Long-Term Debt for further information) in addition to $6.3 million of interest accrued through the date of retirement. For the nine months ended February 22, 2015, interest paid includes payments of $44.0 million associated with the retirement of long-term debt in addition to $12.8 million of interest accrued through the date of the retirement. For the nine months ended February 22, 2015, income taxes paid includes tax payments associated with the gain on the sale of Red Lobster.

Non-cash investing and financing activities are as follows:	Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015
Increase in land, buildings and equipment through accrued purchases	$14.1	$18.9
Net book value of assets distributed in Four Corners separation, net of deferred tax liabilities	750.4	—

Note 5.Income Taxes
The effective income tax rate for the quarter ended February 28, 2016 was 21.7 percent compared to an effective income tax rate of 12.7 percent for the quarter ended February 22, 2015. The effective income tax rate for the nine months ended February 28, 2016 was 20.1 percent compared to an effective income tax rate benefit of 60.5 percent for the nine months ended February 22, 2015. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs and debt retirement costs recognized during fiscal 2016 and 2015, our effective tax rate would have been approximately 27.1 percent and 19.2 percent for the quarters ended February 28, 2016 and February 22, 2015, respectively, and approximately 26.1 percent and 19.5 percent for the nine months ended February 28, 2016 and February 22, 2015, respectively.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in the effective income tax rate for the quarter and nine months ended February 28, 2016 as compared to the quarter and nine months ended February 22, 2015, excluding these impacts, is primarily attributable to the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes for the quarter and nine months ended February 22, 2015.
Included in our remaining balance of unrecognized tax benefits is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Anti-dilutive stock-based compensation awards	0.4	—	0.3	1.5

Note 7.Stockholders' Equity

Stockholders’ Rights Plan
In connection with the announced REIT transaction, our Board approved a Rights Agreement dated June 23, 2015, to deter any person from acquiring ownership of more than 9.8 percent of our common stock during the period leading up to the REIT transaction. Under the Rights Agreement, each share of our common stock had associated with it one right to purchase one thousandth of a share of our Series A Junior Participating Cumulative Preferred Stock at a purchase price of $156.26 per share, subject to adjustment under certain circumstances to prevent dilution. On November 10, 2015, the Rights expired by their terms following completion of the spin-off of Four Corners. As a result, each share of our common stock is no longer accompanied by a Right. The holders of common stock are not entitled to any payment as a result of the expiration of the Rights Agreement and the Rights issued thereunder.
Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 28, 2016 and February 22, 2015 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 29, 2015	$(0.8)	$0.1	$1.8	$(66.1)	$(65.0)
Gain (loss)	—	—	1.8	—	1.8
Reclassification realized in net earnings	—	—	—	(0.1)	(0.1)
Balance at February 28, 2016	$(0.8)	$0.1	$3.6	$(66.2)	$(63.3)

Balance at November 23, 2014	$0.8	$0.1	$(23.0)	$(57.7)	$(79.8)
Gain (loss)	(2.0)	—	1.4	—	(0.6)
Reclassification realized in net earnings	—	—	1.6	1.0	2.6
Balance at February 22, 2015	$(1.2)	$0.1	$(20.0)	$(56.7)	$(77.8)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 28, 2016 and February 22, 2015 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 31, 2015	$(1.7)	$0.1	$(19.1)	$(65.9)	$(86.6)
Gain (loss)	0.9	—	1.7	—	2.6
Reclassification realized in net earnings	—	—	21.0	(0.3)	20.7
Balance at February 28, 2016	$(0.8)	$0.1	$3.6	$(66.2)	$(63.3)

Balance at May 25, 2014	$(4.7)	$0.1	$(50.4)	$(73.1)	$(128.1)
Gain (loss)	(3.8)	—	2.1	14.6	12.9
Reclassification realized in net earnings	7.3	—	28.3	1.8	37.4
Balance at February 22, 2015	$(1.2)	$0.1	$(20.0)	$(56.7)	$(77.8)

Reclassifications related to foreign currency translation for the nine months ended February 22, 2015, primarily relate to the disposition of Red Lobster and are included in earnings (loss) from discontinued operations, net of tax expense (benefit) in our consolidated statement of earnings. The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Derivatives
Equity contracts	(1)	—	—	2.1	(0.9)
Interest rate contracts	(2)	—	(2.5)	(37.4)	(44.4)
Total before tax		$—	$(2.5)	$(35.3)	$(45.3)
Tax benefit		—	0.9	14.3	17.0
Net of tax		$—	$(1.6)	$(21.0)	$(28.3)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.7)	$(0.6)	$(2.1)	$(1.9)
Recognized net actuarial gain (loss) - other plans	(4)	0.8	(1.0)	2.5	(1.3)
Total before tax		$0.1	$(1.6)	$0.4	$(3.2)
Tax benefit (expense)		—	0.6	(0.1)	1.4
Net of tax		$0.1	$(1.0)	$0.3	$(1.8)

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 9 for additional details.

(2)
Included in interest, net, on our consolidated statements of earnings. Reclassifications for the nine months ended February 28, 2016 and February 22, 2015 primarily related to the acceleration of hedge loss amortization resulting from the pay down of the associated long-term debt.

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Service cost	$—	$0.4	$—	$0.9
Interest cost	2.7	2.5	8.0	7.5
Expected return on plan assets	(3.7)	(3.8)	(10.9)	(11.4)
Recognized net actuarial loss	0.7	0.6	2.1	1.9
Net periodic benefit (credit) cost	$(0.3)	$(0.3)	$(0.8)	$(1.1)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Service cost	$—	$0.1	$0.1	$0.4
Interest cost	0.2	—	0.6	0.8
Amortization of unrecognized prior service credit	(1.2)	(1.6)	(3.6)	(1.6)
Recognized net actuarial loss	0.3	0.3	0.9	0.6
Net periodic benefit (credit) cost	$(0.7)	$(1.2)	$(2.0)	$0.2

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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 28, 2016, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended February 28, 2016, in connection with the repayment of our 2017 and 2021 senior notes, we settled our interest-rate swap agreements for a gain of $4.1 million. The swap agreements effectively swapped the fixed-rate obligations for floating-rate obligations, thereby mitigating changes in fair value of the related debt prior to maturity. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarters ended February 28, 2016 and February 22, 2015, $0.0 million and $0.5 million was recorded as a reduction to interest expense related to net swap settlements, respectively. During the nine months ended February 28, 2016 and February 22, 2015, $1.7 million and $2.3 million was recorded as a reduction to interest expense related to the net swap settlements, respectively.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. As of February 28, 2016, we were party to equity forward contracts that were indexed to 0.9 million shares of our common stock, at varying forward rates between $40.69 per share and $60.60 per share, extending through September 2020. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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
The notional and fair values of our derivative contracts are as follows:

(in millions)	Notional Values		Balance Sheet Location	Fair Values
				Derivative Assets		Derivative Liabilities
	February 28, 2016	May 31, 2015		February 28, 2016	May 31, 2015	February 28, 2016	May 31, 2015
Derivative contracts designated as hedging instruments
Equity forwards	$17.2	$11.4	(1)	$1.4	$0.4	$—	$—
Interest rate related	—	200.0	(1)	—	3.6	—	—
				$1.4	$4.0	$—	$—
Derivative contracts not designated as hedging instruments
Equity forwards	$30.2	$51.7	(1)	$2.8	$1.3	$—	$—
				$2.8	$1.3	$—	$—
Total derivative contracts				$4.2	$5.3	$—	$—

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended			Three Months Ended			Three Months Ended
Type of Derivative	February 28, 2016	February 22, 2015		February 28, 2016	February 22, 2015		February 28, 2016	February 22, 2015
Equity	$1.8	$1.4	(2)	$—	$—	(2)	$0.2	$0.2
Interest rate	—	—	Interest, net	—	(2.5)	Interest, net	—	—
	$1.8	$1.4		$—	$(2.5)		$0.2	$0.2

(in millions)	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Location of Gain (Loss) Reclassified from AOCI to Earnings	Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Location of Gain (Loss) Recognized in Earnings (ineffective portion)	(1) Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
Type of Derivative	February 28, 2016	February 22, 2015		February 28, 2016	February 22, 2015		February 28, 2016	February 22, 2015
Equity	$1.7	$2.1	(2)	$2.1	$(0.9)	(2)	$0.7	$0.8
Interest rate	—	—	Interest, net	(37.4)	(44.4)	Interest, net	—	—
	$1.7	$2.1		$(35.3)	$(45.3)		$0.7	$0.8

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

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

(in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015

Equity forwards	Restaurant labor expenses	$1.7	$1.7	2.7	2.9
Equity forwards	General and administrative expenses	3.4	3.9	5.6	6.7
		$5.1	$5.6	$8.3	$9.6

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 28, 2016, we expect to reclassify $0.6 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 28, 2016 and May 31, 2015:

Items Measured at Fair Value at February 28, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	5.0	5.0	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	4.2	—	4.2	—
Interest rate swaps	(4)	—	—	—	—
Total		$12.2	$5.0	$7.2	$—

Items Measured at Fair Value at May 31, 2015
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.2	$—	$2.2	$—
U.S. Treasury securities	(2)	5.0	5.0	—	—
Mortgage-backed securities	(1)	1.6	—	1.6	—
Derivatives:
Equity forwards	(3)	1.7	—	1.7	—
Interest rate swaps	(4)	3.6	—	3.6	—
Total		$14.1	$5.0	$9.1	$—

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
The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of February 28, 2016, was $447.7 million and $488.0 million, respectively. The carrying value and fair value of long-term debt, including the amounts included in current liabilities, as of May 31, 2015, was $1.47 billion and $1.57 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of February 28, 2016, non-financial assets measured at fair value on a non-recurring basis with a carrying value of $5.4 million, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

charge of $5.4 million. As of May 31, 2015, non-financial assets measured at fair value on a non-recurring basis with a carrying value of $70.5 million, primarily related to restaurant assets involved in sale-leaseback arrangements, were written down to their fair value of $55.4 million resulting in an impairment charge of $15.1 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 28, 2016 and May 31, 2015, we had $119.2 million and $124.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 28, 2016 and May 31, 2015, we had $12.8 million and $14.0 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 28, 2016 and May 31, 2015, we had $137.4 million and $147.7 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 28, 2016 and May 31, 2015, amounted to $106.9 million and $113.4 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2016 through fiscal 2044.
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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 28, 2016
Sales	$1,019.8	$425.5	$146.0	$256.2	$—	$1,847.5
Restaurant and marketing expenses	799.7	340.5	112.1	213.9	—	1,466.2
Segment profit	$220.1	$85.0	$33.9	$42.3	$—	$381.3

Depreciation and amortization	$27.1	$15.7	$6.7	$12.8	$4.7	$67.0
Impairments and disposal of assets, net	(1.9)	(0.2)	—	—	—	(2.1)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 22, 2015
Sales	$957.1	$403.8	$138.5	$231.5	$—	$1,730.9
Restaurant and marketing expenses	755.7	337.9	107.6	192.5	—	1,393.7
Segment profit	$201.4	$65.9	$30.9	$39.0	$—	$337.2

Depreciation and amortization	$37.8	$17.9	$6.6	$11.8	$5.5	$79.6
Impairments and disposal of assets, net	(2.1)	(0.8)	—	—	3.7	0.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 28, 2016
Sales	$2,856.8	$1,174.4	$382.5	$729.6	$—	$5,143.3
Restaurant and marketing expenses	2,287.6	977.5	308.3	611.3	—	4,184.7
Segment profit	$569.2	$196.9	$74.2	$118.3	$—	$958.6

Depreciation and amortization	$96.9	$52.5	$20.3	$37.8	$15.9	$223.4
Impairments and disposal of assets, net	(1.9)	(1.5)	0.7	6.6	—	3.9
Segments assets	951.0	980.2	852.7	996.8	721.2	4,501.9
Capital expenditures	67.2	40.7	12.7	49.4	2.8	172.8

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 22, 2015
Sales	$2,752.3	$1,106.5	$362.9	$664.0	$—	$4,885.7
Restaurant and marketing expenses	2,262.1	944.5	295.5	570.3	—	4,072.4
Segment profit	$490.2	$162.0	$67.4	$93.7	$—	$813.3

Depreciation and amortization	$112.6	$53.1	$19.6	$35.1	$18.0	$238.4
Impairments and disposal of assets, net	13.6	—	—	21.0	12.5	47.1
Segments assets	1,672.1	1,275.5	866.5	1,061.8	1,115.7	5,991.6
Capital expenditures	94.6	55.0	17.2	59.9	3.4	230.1

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Segment profit	$381.3	$337.2	$958.6	$813.3
Less general and administrative expenses	(95.2)	(86.4)	(294.2)	(310.7)
Less depreciation and amortization	(67.0)	(79.6)	(223.4)	(238.4)
Less impairments and disposal of assets, net	2.1	(0.8)	(3.9)	(47.1)
Less interest, net	(83.1)	(23.3)	(162.8)	(168.3)
Earnings before income taxes	$138.1	$147.1	$274.3	$48.8

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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows. For the nine months ended February 28, 2016, all stock option grants occurred prior to the separation of Four Corners.

	Stock Options Granted
	Nine Months Ended
	February 28, 2016	February 22, 2015
Weighted-average fair value (1)	$12.72	$9.41
Dividend yield	3.3%	4.5%
Expected volatility of stock	28.0%	37.3%
Risk-free interest rate	1.9%	2.1%
Expected option life (in years)	6.5	6.5
Weighted-average exercise price per share (1)	$64.85	$40.43
 (1) Weighted averages were adjusted for the impact of the separation of Four Corners.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 28, 2016:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	7.71	0.10	1.37	0.38	—
Awards issued in conversion as a result of the separation of Four Corners	0.97	—	0.18	0.05	—
Awards granted	0.43	0.06	0.32	—	0.19
Awards exercised	(2.12)	(0.03)	(0.33)	(0.15)	—
Awards forfeited	(0.16)	—	(0.07)	(0.10)	—
Performance unit adjustment	—	—	—	0.03	—
Outstanding end of period	6.83	0.13	1.47	0.21	0.19
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Stock options	$1.6	$2.4	$6.5	$17.1
Restricted stock/restricted stock units	0.5	0.5	1.4	1.6
Darden stock units	4.9	4.1	11.7	8.9
Cash-settled performance stock units	3.4	3.6	5.4	11.6
Equity-settled performance stock units	0.9	—	2.0	—
Employee stock purchase plan	0.3	0.3	0.9	1.0
Director compensation program/other	0.3	0.5	1.3	1.1
Total stock-based compensation expense	$11.9	$11.4	$29.2	$41.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Restaurant impairments	$—	$0.3	$9.2	$34.1
Disposal gains	(2.1)	(3.7)	(5.3)	(3.9)
Other	—	4.2	—	16.9
Impairments and disposal of assets, net	$(2.1)	$0.8	$3.9	$47.1
Restaurant impairments for the nine months ended February 28, 2016 were primarily related to underperforming restaurants and restaurant assets involved in individual sale-leaseback transactions. For the quarter and nine months ended February 22, 2015, restaurant impairments were primarily related to underperforming restaurants.
Disposal gains during the quarters and nine months ended February 28, 2016 and February 22, 2015 were primarily related to the sale of land parcels and sale-leaseback transactions.
Other impairment charges for the quarter ended February 22, 2015 related to the expected disposal of excess land parcels adjacent to our corporate headquarters which are held for sale. During the nine months ended February 22, 2015, we also recognized impairments related to our lobster aquaculture project and a corporate airplane in connection with the closure of our aviation department.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2016 (3)	February 22, 2015	February 28, 2016 (3)	February 22, 2015
Employee termination benefits (1)	$—	$0.7	$0.2	$27.7
Other (2)	(0.1)	—	(0.1)	0.4
Total	$(0.1)	$0.7	$0.1	$28.1

(1)	Includes salary and stock-based compensation expense.

(2)	Includes postemployment medical, outplacement and relocation costs.

(3)	Reflects subsequent adjustments to the fiscal 2014 and 2015 plans based on updated information.

The following table summarizes the accrued employee termination benefits and other costs which are primarily included in other current liabilities on our consolidated balance sheet as of February 28, 2016:

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Fiscal Year 2014 Plans	Fiscal Year 2015 Plans	Payments	Adjustments	Balance at February 28, 2016
Employee termination benefits (1)	$13.4	$24.2	$(34.2)	$0.8	$4.2
Other	1.1	0.6	(1.3)	(0.3)	0.1
Total	$14.5	$24.8	$(35.5)	$0.5	$4.3

(1)	Excludes costs associated with stock options and restricted stock that will be settled in shares upon vesting.
We expect the remaining liability to be paid by the second quarter of fiscal 2017.
Note 16. Long-Term Debt
As of February 28, 2016, our outstanding long-term debt consisted principally of:

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
During the second and third quarters of fiscal 2016, utilizing the proceeds of the Four Corners cash dividend, cash proceeds from the sale leasebacks of restaurant properties and our corporate headquarters and additional cash on hand, we retired approximately $1.01 billion aggregate principal of long-term debt consisting of:

•	$262.0 million of our variable-rate term loan, maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$121.9 million of unsecured 4.500 percent senior notes due in October 2021;

•	$111.1 million of unsecured 3.350 percent senior notes due in November 2022; and

•	$10.0 million of unsecured 4.520 percent senior notes due in August 2024
We plan to retire the remaining $8.0 million balance of the variable-rate term loan in the fourth quarter of fiscal 2016. This balance is included in current liabilities on our consolidated balance sheet as of February 28, 2016 as current portion of long-term debt.
For the quarter and nine months ended February 28, 2016, we recorded approximately $71.3 million and $106.8 million, respectively of expenses associated with the fiscal 2016 retirements including cash costs of approximately $68.7 million for repurchase premiums, make-whole amounts and hedge settlements and non-cash charges of approximately $38.1 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings for the quarter and nine months ended February 28, 2016.
For the quarter and nine months ended February 22, 2015, we recorded approximately $0.8 million and $91.3 million, respectively, of expenses associated with the fiscal 2015 retirement of approximately $1.01 billion aggregate principal of long-term debt. These expenses included cash components for repurchase premiums and make-whole amounts of approximately $44.0 million and non-cash charges associated with hedge and loan cost write-offs of approximately $47.3 million. These amounts were recorded in interest, net in our consolidated statements of earnings for the quarter and nine months ended February 22, 2015.

Note 17. Subsequent Events
On March 31, 2016, the Board of Directors declared a cash dividend of $0.50 per share to be paid May 2, 2016 to all shareholders of record as of the close of business on April 11, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 28, 2016 and February 22, 2015. This information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed company-owned synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended			Nine Months Ended
	February 28, 2016	February 22, 2015	% Chg	February 28, 2016	February 22, 2015	% Chg
Sales	$1,847.5	$1,730.9	6.7%	$5,143.3	$4,885.7	5.3%
Costs and expenses:
Food and beverage	537.8	530.7	1.3	1,522.7	1,518.2	0.3
Restaurant labor	572.5	535.6	6.9	1,632.3	1,550.7	5.3
Restaurant expenses	305.2	276.0	10.6	855.1	825.7	3.6
Marketing expenses	50.7	51.4	(1.4)	174.6	177.8	(1.8)
General and administrative expenses	95.2	86.4	10.2	294.2	310.7	(5.3)
Depreciation and amortization	67.0	79.6	(15.8)	223.4	238.4	(6.3)
Impairments and disposal of assets, net	(2.1)	0.8	NM	3.9	47.1	(91.7)
Total costs and expenses	$1,626.3	$1,560.5	4.2	$4,706.2	$4,668.6	0.8
Operating income	221.2	170.4	29.8	437.1	217.1	101.3
Interest, net	83.1	23.3	256.7	162.8	168.3	(3.3)
Earnings before income taxes	138.1	147.1	(6.1)	274.3	48.8	462.1
Income tax expense (benefit) (1)	29.9	18.7	59.9	55.0	(29.5)	NM
Earnings from continuing operations	$108.2	$128.4	(15.7)	$219.3	$78.3	180.1
Earnings from discontinued operations, net of tax	(2.4)	5.4	NM	16.1	525.9	(96.9)
Net earnings	$105.8	$133.8	(20.9)%	$235.4	$604.2	(61.0)%
Diluted net earnings per share:
Earnings from continuing operations	$0.84	$1.01	(16.8)%	$1.69	$0.60	181.7%
Earnings from discontinued operations	(0.02)	0.04	NM	0.13	4.04	NM
Net earnings	$0.82	$1.05	(21.9)%	$1.82	$4.64	(60.8)%

(1) Effective tax rate	21.7%	12.7%		20.1%	(60.5)%
NM = not meaningful

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2016, compared with the number open at the end of fiscal 2015 and the end of the third quarter of fiscal 2015.

	February 28, 2016	May 31, 2015	February 22, 2015
Olive Garden (1)	844	846	845
LongHorn Steakhouse	479	480	478
The Capital Grille	54	54	55
Bahama Breeze	37	36	36
Seasons 52	42	43	42
Eddie V's	16	16	15
Yard House	63	59	57
Total	1,535	1,534	1,528

(1)	Includes six locations in Canada for all periods presented.
OVERVIEW OF OPERATIONS
On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of common stock for every three shares of Darden common stock to Darden shareholders. The separation includes (i) the transfer of 6 LongHorn Steakhouse restaurants located in the San Antonio, Texas area and 418 restaurant properties to Four Corners; (ii) the issuance to us of all of the outstanding common stock of Four Corners and corresponding pro rata distribution to our shareholders of the outstanding shares of Four Corners common stock as a tax-free stock dividend; and (iii) a cash dividend of approximately $315.0 million received by us from Four Corners from the proceeds of Four Corners’ term loan borrowings. See Note 2 to our unaudited consolidated financial statements for further details.
Financial Highlights - Consolidated
Our sales from continuing operations were $1.85 billion and $5.14 billion for the third quarter and the first nine months of fiscal 2016, compared to $1.73 billion and $4.89 billion for the third quarter and first nine months of fiscal 2015. The increase of 6.7 percent in sales for the third quarter of fiscal 2016 was primarily driven by a combined Darden same-restaurant sales increase of 6.2 percent as well as revenue from the addition of 7 net new company-owned restaurants since the third quarter of fiscal 2015. The increase of 5.3 percent in sales for the first nine months of fiscal 2016 was primarily driven by a combined Darden same-restaurant sales increase of 3.8 percent as well as revenue from the addition of 7 net new company-owned restaurants since the third quarter of fiscal 2015. On a comparable calendar basis, combined Darden same-restaurant sales increases for the third quarter and the first nine months of fiscal 2016 were 4.2 percent and 3.6 percent, respectively.
For the third quarter of fiscal 2016, our net earnings from continuing operations were $108.2 million compared to $128.4 million for the third quarter of fiscal 2015, and our diluted net earnings per share from continuing operations were $0.84 for the third quarter of fiscal 2016 compared to $1.01 for the third quarter of fiscal 2015. Our diluted per share results from continuing operations for the third quarter of fiscal 2016 were adversely impacted by approximately $0.34 due to debt retirement costs and approximately $0.03 related to the real estate plan implementation, Our diluted per share results from continuing operations for the third quarter of fiscal 2015 were positively impacted by approximately $0.02 due to the combined impact of a tax benefit related to exiting from our lobster aquaculture project and legal, financial advisory and other costs related to implementation of the strategic action plan and asset impairments.
For the first nine months of fiscal 2016, our net earnings from continuing operations were $219.3 million compared to $78.3 million for the first nine months of fiscal 2015, and our diluted net earnings per share from continuing operations were $1.69 for the first nine months of fiscal 2016 compared to $0.60 for the first nine months of fiscal 2015. Our diluted per share results from continuing operations for the first nine months of fiscal 2016 were adversely impacted by approximately $0.51 due to debt retirement costs and approximately $0.24 related to the real estate plan implementation and positively impacted by approximately $0.02 due to a tax benefit associated with the prior year lobster aquaculture divestiture. Our diluted per share results from continuing operations for the first nine months of fiscal 2015 were adversely impacted by approximately $0.42 due to debt retirement costs and approximately $0.52 due to the combined impact of a tax benefit related to exiting from our lobster aquaculture project and legal, financial advisory and other costs related to implementation of the strategic action plan and asset impairments.

Financial Highlights - Segments
Olive Garden's segment profit margins were 21.6 percent and 19.9 percent for the third quarter and the first nine months of fiscal 2016, compared to 21.0 percent and 17.8 percent for the third quarter and first nine months of fiscal 2015. The growth for the third quarter and the first nine months of fiscal 2016 was driven primarily by leveraging positive same-restaurant sales, food and beverage cost favorability and cost reduction initiatives, partially offset by additional rent expense resulting from real estate transactions. LongHorn's segment profit margins were 20.0 percent and 16.8 percent for the third quarter and the first nine months of fiscal 2016, compared to 16.3 percent and 14.6 percent for the third quarter and first nine months of fiscal 2015. The growth for the third quarter and the first nine months of fiscal 2016 was driven primarily by leveraging positive same-restaurant sales as well as improved cost of sales and lower marketing expense, partially offset by additional rent expense resulting from real estate transactions. Fine Dining's segment profit margins were 23.2 percent and 19.4 percent for the third quarter and the first nine months of fiscal 2016, compared to 22.3 percent and 18.6 percent for the third quarter and first nine months of fiscal 2015. The growth for the third quarter and the first nine months of fiscal 2016 was driven by leverage from sales growth. The Other Business segment profit margins were 16.5 percent and 16.2 percent for the third quarter and the first nine months of fiscal 2016, compared to 16.8 percent and 14.1 percent for the third quarter and first nine months of fiscal 2015. The decrease for the third quarter of fiscal 2016 was driven by higher labor and marketing expenses. The increase for first nine months of fiscal 2016 was driven by positive same-restaurant sales leverage and lower food and beverage costs.

Outlook
We expect the combined Darden same-restaurant sales increase in fiscal 2016 to range between 3.0 and 3.5 percent. In fiscal 2016, we expect to add approximately 18 - 22 new restaurants, and we expect capital expenditures incurred to build new restaurants and remodel and maintain existing restaurants to be between $230.0 million and $255.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended			Nine Months Ended
(in millions)	February 28, 2016	February 22, 2015	% Chg	February 28, 2016	February 22, 2015	% Chg
Olive Garden	$1,019.8	$957.1	6.6%	$2,856.8	$2,752.3	3.8%
LongHorn Steakhouse	$425.5	$403.8	5.4%	$1,174.4	$1,106.5	6.1%
Yard House	$131.0	$117.2	11.8%	$373.5	$337.3	10.7%
The Capital Grille	$117.8	$113.5	3.8%	$304.5	$293.5	3.7%
Bahama Breeze	$52.2	$46.6	12.0%	$156.5	$147.6	6.0%
Seasons 52	$69.1	$65.1	6.1%	$189.2	$170.6	10.9%
Eddie V's	$28.3	$25.0	13.2%	$78.1	$69.4	12.5%

The following table presents our same-restaurant sales (SRS) by brand for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28, 2016		February 28, 2016
	Fiscal Basis (1)	Comparable Calendar Basis (2)	Fiscal Basis (1)	Comparable Calendar Basis (2)
Olive Garden	6.8%	4.9%	3.6%	3.4%
LongHorn Steakhouse	5.2%	2.7%	4.3%	3.8%
Yard House	3.9%	3.1%	2.7%	2.7%
The Capital Grille	5.3%	4.3%	4.6%	3.8%
Bahama Breeze	9.9%	6.3%	4.5%	4.7%
Seasons 52	5.7%	5.3%	4.8%	4.4%
Eddie V's	4.1%	1.3%	2.6%	1.9%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.

(2)
Comparable calendar basis same-restaurant sales balances the one-week offset in the fiscal basis same-restaurant sales due to the transition from a 53-week year in fiscal 2015 to a 52-week year in fiscal 2016.

Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2016 were primarily driven by U.S. same-restaurant sales increases. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2016 resulted from a 4.8 percent increase in same-restaurant guest counts combined with a 2.0 percent increase in average check. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2016 resulted from a 2.1 percent increase in average check combined with a 1.5 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2016 were primarily driven by a U.S. same-restaurant sales increases for the third quarter and first nine months of fiscal 2016 combined with revenue from one net new restaurant. The increase in same-restaurant sales for the third quarter of fiscal 2016 resulted from a 3.4 percent increase in average check combined with a 1.8 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2016 resulted from a 2.6 percent increase in average check combined with a 1.7 percent increase in same-restaurant guest counts.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the third quarter and first nine months of fiscal 2016, which were 8.4 percent and 8.2 percent above last fiscal year’s third quarter and first nine months, respectively, primarily driven by the incremental sales from seven net new restaurants added since the third quarter of fiscal 2015, and a combined same-restaurant sales increase of 5.5 percent and 3.9 percent across these brands for the third quarter and first nine months of fiscal 2016, respectively.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 28, 2016 and February 22, 2015.  Additionally, this information and the following analysis have been presented with the results of operations, costs incurred in connection with the sale and related gain on the sale of Red Lobster and results for the two closed synergy restaurants classified as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	February 28, 2016	February 22, 2015	February 28, 2016	February 22, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	29.1	30.7	29.6	31.1
Restaurant labor	31.0	30.9	31.7	31.7
Restaurant expenses	16.5	15.9	16.6	16.9
Marketing expenses	2.7	3.0	3.4	3.6
General and administrative expenses	5.2	5.1	5.8	6.4
Depreciation and amortization	3.6	4.6	4.3	4.9
Impairments and disposal of assets, net	(0.1)	—	0.1	1.0
Total operating costs and expenses	88.0%	90.2%	91.5%	95.6%
Operating income	12.0	9.8	8.5	4.4
Interest, net	4.5	1.3	3.2	3.4
Earnings before income taxes	7.5	8.5	5.3	1.0
Income tax expense (benefit)	1.6	1.1	1.0	(0.6)
Earnings from continuing operations	5.9	7.4	4.3	1.6
Quarter Ended February 28, 2016 Compared to Quarter Ended February 22, 2015
Total operating costs and expenses were $1.63 billion and $1.56 billion for the quarters ended February 28, 2016 and February 22, 2015, respectively. As a percent of sales, total operating costs and expenses decreased from 90.2 percent for the third quarter of fiscal 2015 to 88.0 percent for the third quarter of fiscal 2016.

•	Food and beverage costs decreased as percent of sales as a result of cost savings initiatives, favorable pricing and food cost deflation, primarily seafood and beef.

•	Restaurant labor costs increased as a percent of sales as a result of wage-rate inflation, higher manager bonus and salary costs, partially offset by sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher rent expense resulting from additional sale leasebacks and the spin-off of Four Corners.

•	Marketing expenses decreased as a percent of sales, primarily as a result of sales leverage.

•
General and administrative expenses increased as a percent of sales, primarily due to rent expense resulting from the sale leaseback of our restaurant support center and higher performance-based pay expense, partially offset by sales leverage. General and administrative expenses incurred in fiscal 2016 related to the real estate plan implementation were essentially comparable with the strategic action plan costs incurred in fiscal 2015.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the spin-off of Four Corners, completed sale-leaseback transactions and sales leverage.

•	Impairments and disposal of assets, net were essentially flat as a percent of sales.

Nine Months Ended February 28, 2016 Compared to Nine Months Ended February 22, 2015
Total operating costs and expenses were $4.71 billion and $4.67 billion for the nine months ended February 28, 2016 and February 22, 2015, respectively. As a percent of sales, total operating costs and expenses decreased from 95.6 percent for the first nine months of fiscal 2015 to 91.5 percent for the first nine months of fiscal 2016.

•	Food and beverage costs decreased as percent of sales as a result of favorable pricing and food cost deflation, primarily seafood and dairy.

•	Restaurant labor costs were flat as a percent of sales as higher manager bonus and salary costs were offset by sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily as a result of sales leverage, cost savings initiatives and lower workers' compensation expenses, partially offset by increased rent expense.

•	Marketing expenses decreased as a percent of sales, primarily as a result of sales leverage.

•
General and administrative expenses decreased as a percent of sales, primarily as a result of sales leverage, support cost savings and the favorable settlement of legal matters. General and administrative expenses incurred in fiscal 2016 related to the real estate plan implementation were essentially comparable with the strategic action plan costs incurred in fiscal 2015.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the spin-off of Four Corners, completed sale-leaseback transactions and sales leverage.

•	Impairments and disposal of assets, net decreased as a percent of sales primarily due to higher restaurant-related impairments in fiscal 2015.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the third quarter of fiscal 2016 primarily due to the $71.3 million of debt retirement costs recorded in third quarter of fiscal 2016. Net interest expense decreased as a percent of sales for the first nine months of fiscal 2016 primarily due to lower average debt balances for the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 due to the repayment of debt. The decrease was partially offset by higher debt retirement costs of $106.8 million for the first nine months of fiscal 2016 compared to debt retirement costs of $91.3 million for the first nine months of fiscal 2015.
INCOME TAXES
The effective income tax rate for the quarter ended February 28, 2016 was 21.7 percent compared to an effective income tax rate of 12.7 percent for the quarter ended February 22, 2015. The effective income tax rate for the nine months ended February 28, 2016 was 20.1 percent compared to an effective income tax rate benefit of 60.5 percent for the nine months ended February 22, 2015. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs and debt retirement costs recognized during fiscal 2016 and 2015, our effective tax rate would have been approximately 27.1 percent and 19.2 percent for the quarters ended February 28, 2016 and February 22, 2015, respectively, and approximately 26.1 percent and 19.5 percent for the nine months ended February 28, 2016 and February 22, 2015, respectively. The change in the effective income tax rate for the quarter and nine months ended February 28, 2016 as compared to the quarter and nine months ended February 22, 2015, excluding these impacts, is primarily attributable to the impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on lower earnings before income taxes for the quarter and nine months ended February 22, 2015.
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

On an after-tax basis, results from discontinued operations for the third quarter and first nine months of fiscal 2016 were a net loss of $2.4 million ($0.02 per diluted share) and earnings of $16.1 million ($0.13 per diluted share) compared with earnings from discontinued operations for the third quarter and first nine months of fiscal 2015 of $5.4 million ($0.04 per diluted share) and $525.9 million ($4.04 per diluted share), respectively. Earnings from discontinued operations reflects pre-tax gains of $17.4 million recorded in the first nine months of fiscal 2016, and $825.9 million recorded in the first nine months of fiscal 2015 related to the sale of Red Lobster.
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
During fiscal 2015, we conducted a comprehensive evaluation of a wide range of options for the potential monetization of our real estate portfolio. As a result of this evaluation, we undertook the following strategies:

•
Sale-leaseback transactions of 64 restaurant properties, 14 of which were completed in fiscal 2015, 49 were completed in the first nine months of fiscal 2016, and the remaining property is expected to be completed in the fourth quarter of fiscal 2016. The 63 completed transactions generated net proceeds of $234.9 million;

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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 28, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018 and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.300 percent for LIBOR loans and 0.300 percent for base rate loans. As of February 28, 2016, we had no outstanding balances under the Revolving Credit Agreement.

As of February 28, 2016, our outstanding long-term debt consisted principally of:

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
During the second and third quarters of fiscal 2016, utilizing the proceeds of the Four Corners cash dividend, cash proceeds from the sale leasebacks of restaurant properties and our corporate headquarters and additional cash on hand, we retired approximately $1.01 billion aggregate principal of long-term debt consisting of:

•	$262.0 million of our variable-rate term loan, maturing in August 2017;

•	$500.0 million of unsecured 6.200 percent senior notes due in October 2017;

•	$121.9 million of unsecured 4.500 percent senior notes due in October 2021;

•	$111.1 million of unsecured 3.350 percent senior notes due in November 2022; and

•	$10.0 million of unsecured 4.520 percent senior notes due in August 2024
We plan to retire the remaining $8.0 million balance of the variable-rate term loan in fiscal 2016. This balance is included in current liabilities on our consolidated balance sheet as of February 28, 2016 as current portion of long-term debt.
During the second and third quarters of fiscal 2016, we recorded approximately $106.8 million of expenses associated with the $1.01 billion aggregate principal retirement including cash costs of approximately $68.7 million for repurchase premiums, make-whole amounts and hedge settlements and non-cash charges of approximately $38.1 million associated with hedge and loan cost write-offs. These amounts were recorded in interest, net in our consolidated statement of earnings. Excluding these one-time retirement costs, we expect these debt retirements to reduce our interest expense by approximately $49.0 million annually.
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

A summary of our contractual obligations and commercial commitments as of February 28, 2016 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$1,098.9	$38.2	$60.3	$60.3	$940.1
Operating Leases (2)	3,032.3	308.3	576.1	507.1	1,640.8
Purchase obligations (3)	421.7	383.8	25.1	12.8	—
Capital lease obligations (4)	80.5	5.8	12.0	12.2	50.5
Benefit obligations (5)	386.2	27.3	68.5	75.6	214.8
Unrecognized income tax benefits (6)	15.4	1.5	3.8	10.1	—
Total contractual obligations	$5,035.0	$764.9	$745.8	$678.1	$2,846.2
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (7)	$132.0	$132.0	$—	$—	$—
Guarantees (8)	137.4	34.0	52.5	30.7	20.2
Total commercial commitments	$269.4	$166.0	$52.5	$30.7	$20.2

(1)
Includes interest payments associated with existing long-term debt, including the current portion. Variable-rate interest payments associated with the term loan were estimated based on an average interest rate of 2.1 percent. Excludes issuance discount and issuance costs of $10.3 million.

(2)	Includes financing lease obligations and associated imputed interest of $75.5 million over the life of the obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects, information technology and other miscellaneous commitments.

(4)	Capital lease obligations include imputed interest of $27.8 million over the life of the obligations.

(5)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through February of fiscal 2026.

(6)	Includes interest on unrecognized income tax benefits of $0.8 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

(7)
Includes letters of credit for $119.2 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements, letters of credit for $0.2 million of lease payments included in the contractual operating lease obligation payments noted above and other letters of credit totaling $12.6 million.

(8)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

On December 16, 2015, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter and nine months ended February 28, 2016, we repurchased 2.3 million shares of our common stock compared to 1.3 million and 10.0 million shares of our common stock during the quarter and nine months ended February 22, 2015, respectively. As of February 28, 2016, we have repurchased a total of 184.3 million shares of our common stock, 171.6 million of which have been retired and restored to authorized but unissued shares of common stock.
Net cash flows provided by operating activities of continuing operations increased to $597.2 million for the first nine months of fiscal 2016, from $556.0 million for the first nine months of fiscal 2015. The increase was primarily due to higher net earnings, current period activity of taxable timing differences offset by the timing of inventory purchases.
Net cash flows provided by investing activities of continuing operations were $136.6 million for the first nine months of fiscal 2016, compared to net cash flows used in investing activities of continuing operations of $208.8 million for the first nine months of fiscal 2015. Proceeds from the disposal of land, buildings and equipment of $321.4 million for the first nine months of fiscal 2016 reflect the impact of closed sale-leaseback transactions. Capital expenditures decreased to $172.8 million for the first nine months of fiscal 2016 from $230.1 million for the first nine months of fiscal 2015 reflecting a decrease in new restaurant construction and remodel activity during fiscal 2016.

Net cash flows used in financing activities of continuing operations were $1.03 billion for the first nine months of fiscal 2016, compared to $1.78 billion for the first nine months of fiscal 2015. Net cash flows used in financing activities for the first nine months of fiscal 2016 included payments of long-term debt of $1.09 billion, dividends paid of $204.8 million and share repurchases of $140.2 million partially offset by the $315.0 million cash dividend received by us from Four Corners and proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first nine months of fiscal 2015 included payments of long-term debt of $1.07 billion, net repayments of short-term debt of $207.6 million, share repurchases of $502.3 million and dividends paid of $209.3 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.60 per share for the first nine months of fiscal 2016, compared to $1.65 per share for the same period in fiscal 2015.
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
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2015 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 28, 2016, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.24 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $729.9 million as of February 28, 2016, compared to $1.06 billion as of May 31, 2015. The decrease was primarily due to the decrease in cash and cash equivalents driven by the pay down of our long-term debt completed during the second and third quarters of fiscal 2016.
Our current liabilities totaled $1.20 billion as of February 28, 2016 and May 31, 2015 as an increase in unearned revenues associated with gift card sales in excess of redemptions offset a decrease in other current liabilities.
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

FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2016, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are first made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2015, which are summarized as follows:

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 28, 2016, our potential losses in future net earnings resulting from changes in floating rate debt interest rate, interest rate instrument, and equity forwards exposures were approximately $26.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed rate debt, over a period of one year, was approximately $75.2 million. The fair value of our long-term fixed rate debt outstanding as of February 28, 2016, including the amounts included in current liabilities, averaged $501.8 million, with a high of $544.8 million and a low of $470.1 million during the first nine months of fiscal 2016. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 28, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2016.
During the fiscal quarter ended February 28, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 28, 2016.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 30, 2015 through January 3, 2016	206	$57.77	206	$500.0
January 4, 2016 through January 31, 2016	1,314,729	$61.72	1,314,729	$418.9
February 1, 2016 through February 28, 2016	983,090	$59.69	983,090	$360.2
Total	2,298,025	$60.85	2,298,025	$360.2

(1)
All of the shares purchased during the quarter ended February 28, 2016 were purchased as part of our repurchase program. On December 16, 2015, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on December 18, 2015 does not have an expiration, replaces all other outstanding share repurchase authorizations and eliminates the balance of approximately 5.4 million shares available for repurchase remaining under the previous authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	April 6, 2016	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
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