Form 10-K
period 2016-05-29
DARDEN RESTAURANTS INC
filed 2016-07-25
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 29, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered New York Stock Exchange
Common Stock, without par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $57.05 per share as reported on the New York Stock Exchange on November 27, 2015, was approximately: $6,643,470,000.
Number of shares of Common Stock outstanding as of May 29, 2016: 126,215,727 (excluding 1,268,251 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 29, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after May 29, 2016, are incorporated by reference into Part III of this Report, and portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 29, 2016 are incorporated by reference into Parts I and II of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 29, 2016

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, diluted net earnings per share growth, and capital expenditures in fiscal 2017, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 29, 2016, we owned and operated 1,536 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Seasons 52®, Bahama Breeze®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's") trademarks. We served over 334 million meals in fiscal 2016. As of May 29, 2016, we also had 50 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of Darden owned and operated restaurants, as well as those operated under franchise agreements, as of May 29, 2016.

Number of restaurants	Olive Garden	LongHorn Steakhouse	Yard House	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's (2)	Total Restaurants
Owned and operated:
United States (1)	837	481	65	54	37	40	16	1,530
Canada	6	—	—	—	—	—	—	6
Total	843	481	65	54	37	40	16	1,536
Franchised:
U.S. (3)	—	8	—	—	—	—	—	8
Puerto Rico	3	7	—	—	—	—	—	10
Middle East	5	2	—	—	—	—	—	7
Central and South America	19	1	—	1	—	—	—	21
Malaysia	2	2	—	—	—	—	—	4
Total	29	20	—	1	—	—	—	50

(1)	Includes three restaurants located in Central Florida and three restaurants in California that are owned jointly by us and third parties, and managed by us.

(2)	Includes 13 Eddie V's and 3 Wildfish restaurants.

(3)	Includes six franchised LongHorn Steakhouse restaurants located in the San Antonio, Texas area and two franchised U.S. airport restaurants.

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

On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of common stock for every three shares of Darden common stock to Darden shareholders. The separation included (i) the transfer of 6 LongHorn Steakhouse restaurants located in the San Antonio, Texas area and 418 restaurant properties to Four Corners; (ii) the issuance to us of all of the outstanding common stock of Four Corners and corresponding pro rata distribution to our shareholders of the outstanding shares of Four Corners common stock as a tax-free stock dividend; and (iii) a cash dividend of approximately $315.0 million received by us from Four Corners from the proceeds of Four Corners’ term loan borrowings. Additional information is included in Note 2 “Real Estate Transactions” under Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders, which is incorporated herein by reference.

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2016 ended May 29, 2016 and consisted of 52 weeks, fiscal 2015 ended May 31, 2015 and consisted of 53 weeks, and fiscal 2014 ended May 25, 2014 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this Form 10-K and our consolidated financial statements incorporated by reference in Item 8 of this Form 10-K.
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes The Capital Grille and Eddie V's) and 4) Other Business (which includes Yard House, Seasons 52, Bahama Breeze, consumer-packaged goods and franchise revenues). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments. Additional information about our segments, including financial information, is included in Note 6 “Segment Information” under Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders, which is incorporated herein by reference.
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
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $7.00 to $15.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2016, the average check per person was approximately $17.50, with alcoholic beverages accounting for 6.8 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. We acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (RARE) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops, burgers and prime rib.
Most dinner menu entrée prices range from $12.00 to $25.00, and most lunch menu entrée prices range from $7.50 to $15.50. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2016, the average check per person was approximately $20.50, with alcoholic beverages accounting for 9.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Yard House
Yard House is a full-service restaurant operating in metropolitan areas across the United States and is known for great food, classic rock and features over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, snacks, burgers and steaks, street tacos, salads, sandwiches, fresh fish and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996 and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, "come as you are" environment. Most lunch and dinner menu entrée prices at Yard House range from $9.00 to $33.00. During fiscal 2016, the average check per person was approximately $31.50, with alcoholic beverages accounting for 37.5 percent of Yard House's sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children's menu.

The Capital Grille
The Capital Grille is a full-service restaurant with locations in major metropolitan cities in the United States and features relaxed elegance and style. We acquired The Capital Grille in October 2007 as part of the RARE acquisition. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 350 selections, personalized service, a comfortable club-like atmosphere, and premiere private dining rooms.
Most dinner menu entrée prices range from $16.00 to $62.00 and most lunch menu entrée prices range from $12.00 to $39.00. During fiscal 2016, the average check per person was approximately $77.00, with alcoholic beverages accounting for 29.1 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
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
Most lunch and dinner menu entrée prices at Bahama Breeze range from $7.00 to $30.00. During fiscal 2016, the average check per person was approximately $27.00, with alcoholic beverages accounting for 23.3 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices at Seasons 52 range from $13.00 to $32.00, and most lunch entrée prices range from $9.00 to $32.00. During fiscal 2016, the average check per person was approximately $45.00, with alcoholic beverages accounting for 25.8 percent of Seasons 52's sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.
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

Most dinner menu entrée prices at Eddie V's range from $20.00 to $61.00. During fiscal 2016, the average check per person was approximately $91.00, with alcoholic beverages accounting for 31.2 percent of Eddie V's sales. Eddie V's maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

The following table shows our growth and lists the number of restaurants owned and operated by each of our brands for the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Yard House	The Capital Grille	Bahama Breeze	Seasons 52	Eddie V's	Total Restaurants (1)(2)	Total Sales (in Millions)
1996	487				1			488	$1,240.9
1997	477				2			479	$1,285.2
1998	466				3			469	$1,386.9
1999	464				6			470	$1,490.2
2000	469				11			480	$1,615.7
2001	477				16			493	$1,780.0
2002	496				22			518	$1,966.1
2003	524				25	1		550	$2,097.5
2004	543				23	1		567	$2,359.3
2005	563				23	3		589	$2,542.4
2006	582				23	5		610	$2,775.8
2007	614				23	7		644	$2,965.2
2008	653	305		32	23	7		1,020	$3,997.5
2009	691	321		37	24	8		1,081	$4,593.1
2010	723	331		40	25	11		1,130	$4,626.8
2011	754	354		44	26	17		1,196	$4,980.3
2012	792	386		46	30	23	11	1,289	$5,327.1
2013	828	430	44	49	33	31	12	1,431	$5,921.0
2014	837	464	52	54	37	38	15	1,501	$6,285.6
2015	846	480	59	54	36	43	16	1,534	$6,764.0
2016	843	481	65	54	37	40	16	1,536	$6,933.5

(1)
Includes only restaurants included in continuing operations. Excludes other restaurant brands operated by us in these years that are no longer owned by us, and restaurants that were classified as discontinued operations.

(2)
Includes company-owned synergy restaurants as follows: one in fiscal 2011, one in fiscal 2012, four in fiscal 2013, and four in fiscal 2014. We converted the four synergy restaurants to Olive Garden restaurants in the first quarter of fiscal 2015.

Strategy
We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the restaurant industry’s full-service segment. Generally, the restaurant industry is considered to be comprised of three segments: quick service, fast casual, and full service. All of our restaurants fall within the full-service segment, which is highly fragmented and includes many independent operators and small chains. We believe we have strong brands, and that the breadth and depth of our experience and expertise sets us apart in the full-service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including restaurant operations excellence, brand management excellence, supply chain, talent management and information technology, among other things.

During fiscal 2016, our operating philosophy was focused on improving the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insight, and experience in a way that protects uniqueness and competitive advantages. Additionally, brands can capitalize on insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2016, we added 2 net new company-owned restaurants in the United States. Our fiscal 2016 actual restaurant openings and closings, fiscal 2017 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below.

	Actual - Fiscal 2016			Projected - Fiscal 2017	Pro-Forma New Restaurants
	New Restaurant Openings	Re- franchised (1)	Restaurant Closings	New Restaurant Openings	Capital Investment Range (2) (in millions)			Square Feet (3)	Dining Seats (4)
Olive Garden	1	—	4	6 - 8	$3.5	-	$4.5	7,700	240
LongHorn Steakhouse	10	6	3	8 - 10	$2.5	-	$3.5	5,600	190
Yard House	7	—	1	2 - 4	$6.0	-	$7.0	11,500	380
The Capital Grille	1	—	1	1 - 2	$5.0	-	$6.0	9,500	250
Bahama Breeze	1	—	—	0 - 1	$4.0	-	$5.0	9,200	290
Seasons 52	—	—	3	0 - 1	$5.0	-	$6.0	9,000	300
Eddie V's	—	—	—	2 - 3	$5.5	-	$6.5	9,000	180
Totals	20	6	12	24- 28

(1)	Includes the six restaurants transferred to Four Corners as part of the REIT spin-off.

(2)
Includes cash investments for building, equipment, furniture and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance and future lease obligations. Olive Garden and LongHorn Steakhouse capital investments are based on costs associated with land-only leases; The Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.

(3)	Includes all space under the roof, including the coolers and freezers.

(4)	Includes bar dining seats and patio seating, but excludes bar stools.

The actual number of openings for each of our brands for fiscal 2017 will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant brands.
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

Each Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has two to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs an average of 50 to 120 hourly team members, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately six to ten restaurants. Each director of operations of Olive Garden and LongHorn Steakhouse reports to a Senior Vice President of Operations who is responsible for up to one hundred restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
Each Bahama Breeze and Yard House restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V's restaurant is led by a managing partner. Each also has two to eight managers. Each The Capital Grille, Seasons 52 and Eddie V's restaurant has one to three executive chefs, and each Bahama Breeze and Yard House restaurant has one to three culinary managers. In addition, each restaurant typically employs an average of 65 to 150 hourly team members, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
Our Learning and Employee Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include a 10 to 12-week training program for management trainees (seven to nine weeks in the case of internal promotions) and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
We maintain performance measurement and incentive compensation programs for our management-level team members. We believe that our leadership position, strong results-oriented culture and various short-term and long-term incentive programs, including stock-based compensation, enhances our ability to attract and retain highly motivated restaurant managers.
Quality Assurance
Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous supplier and risk based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (“HACCP”) food safety programs and risk based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. We require routine food safety verification for high risk products from our suppliers. Our total quality managers and third party auditors visit each restaurant regularly throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.
Purchasing and Distribution
Our ability to ensure a consistent supply of safe, high-quality food and supplies at competitive prices to all of our restaurant brands depends on reliable sources of procurement. Our purchasing staff sources, negotiates and purchases food and supplies from more than 1,500 suppliers whose products originate in more than 35 countries. Suppliers must meet our requirements and strict quality control standards in the development, harvest, catch and production of food products. Competitive bids, long-term contracts and strategic supplier relationships are routinely used to manage availability and cost of products.
We believe that our significant scale is a competitive advantage and our purchasing team leverages this purchasing capability. Our purchasing staff travels routinely within the United States and internationally to source top-quality food products at competitive prices. We believe that we have established excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or middlemen). We actively support several national minority supplier organizations to ensure that Darden incorporates women- and minority-owned businesses in all of its purchasing decisions.

We continue to drive automation of our supply chain by working with our suppliers, logistics partners and distributors to improve optimization with information visibility. Through our subsidiary, Darden Direct Distribution, Inc. ("Darden Direct"), and long-term agreements with our third party national distribution companies, we maintain inventory ownership of food and supplies in warehouses primarily dedicated to Darden where practical to do so. Darden Direct further enables our purchasing staff to integrate demand forecasts into long-term agreements driving efficiencies in production economics when we collaborate with vendors. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
Advertising and Marketing
Integrated marketing is a key element of our strategy and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national network television advertising. Olive Garden supplements this with cable, local television and digital advertising. LongHorn Steakhouse uses local television and digital advertising to build engagement and loyalty by market. The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's do not use television advertising, but rely on local and digital marketing. Our restaurants appeal to a broad spectrum of consumers and we use advertising to build awareness and strengthen our brands. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as increase frequency of visitation by our guests. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and expectations.
In fiscal 2016, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in this increasingly connected society. We also developed and deployed a new online and mobile ordering system for Olive Garden, which was implemented nationwide. In addition, we rolled out table-top tablets to improve the guest experience in all Olive Garden restaurants. During fiscal 2016, we continued exploring brand loyalty and customer relationship management programs for our brands to increase the frequency of visits and offer our guests flexibility when making dining out decisions. As we implement new platforms, we are integrating them into all guest touch points including restaurant operating systems to enable compelling personalized guest experiences.
In fiscal 2016, Olive Garden continued to develop Spanish language advertising to increase awareness and visits from Hispanic consumers.
Employees
At the end of fiscal 2016, we employed approximately 150,000 people (team members) in the United States and Canada. Of these team members, approximately 140,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at one of our restaurant support center facilities in Orlando, Florida or Irvine, California. Our executives have an average of 14 years of experience with us. The restaurant general managers and managing partners average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our employee relations to be good.
Consistent with one of our core values of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 49 percent of our restaurant team member employees are minorities and over 52 percent are female. According to the People Report's Human Capital Intelligence Report for April 2015, the diversity of our operations leadership teams exceeds industry averages by 4 percentage points for minority and 4 percentage points for female representation. At the vice president level and above, 20 percent of our leaders are minorities and 36 percent are female. The percentages of minority and female leaders at the vice president and above level rank above average in our industry. In addition, we achieved a 100 percent score on the Human Rights Campaign's Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender team members.
Consistent with our core values of respect and caring and teamwork, in fiscal 1999 we established a program called Darden Dimes to help fellow Darden colleagues in need. Darden Dimes has helped team members weather the after-effects of hurricanes and other natural disasters, severe medical problems and other personal difficulties. Participating team members donate at least 10 cents from each paycheck to the Darden Dimes fund, which raises more than $1.5 million annually.

Information Technology
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy.  We have implemented technology-enabled business solutions targeted at improved financial control, cost management, guest service and employee effectiveness. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence.
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
Franchises, Joint Ventures and New Business Development
As of May 29, 2016, we operated 1,536 restaurants through subsidiaries in the United States and Canada all of which are owned by us, except three restaurants located in Central Florida and three restaurants in California. The three restaurants located in Florida and three restaurants located in California are owned by joint ventures managed by us. The joint ventures pay management fees to us, and we control the joint ventures’ use of our service marks. We also have agreements pursuant to which operators run six LongHorn Steakhouse restaurants located in the San Antonio, Texas area and airport locations in Atlanta, Georgia and Detroit, Michigan.
Our restaurant operations outside of the United States and Canada are conducted through area development and franchise agreements. We have area development and franchise agreements in place with unaffiliated operators to develop and operate Olive Garden, The Capital Grille and LongHorn Steakhouse restaurants in:

•	Puerto Rico,

•	Middle East (covering Bahrain, Egypt, Kuwait, Lebanon, Qatar, Saudi Arabia and the United Arab Emirates),

•	Mexico,

•
Central and South America (one covering Brazil, one covering Colombia and the Dominican Republic, one covering Peru, one covering Ecuador and one covering Guatemala, El Salvador, Honduras, Nicaragua, Costa Rica and Panama), and

•	Malaysia.
The restaurant developments under these agreements are in various states of progress, and the open and operating restaurants are all reflected in the table under the "Introduction" section of this Item 1. We do not have an ownership interest in any of these franchisees, but we receive royalty income under the area development and franchise agreements. The amount of income we derive from our joint venture and franchise arrangements is not material to our consolidated financial statements.
We distribute several items including Olive Garden salad dressings, salad croutons, extra virgin olive oil, Balsamic vinegar, Parmesan cheese, LongHorn Steakhouse seasoning and Olive Garden seasoning through various distribution channels including wholesale distribution chains and major grocery chains. The amount of income we derive from our distribution arrangements is not material to our consolidated financial statements.
Seasonality
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
During fiscal 2016, 12.6 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices. Changes in these laws during fiscal 2016 have not had a material effect on our operations.
We currently are operating under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential chain-wide employer-only FICA tax assessments for unreported cash tips.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2016, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content. Beginning in 2017, the Affordable Care Act requires restaurant companies such as ours to disclose calorie information on their menus and to make available more detailed nutrition information upon request.
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
Sustainability
Darden's commitment to sustainability is embedded as a key component of providing great service and food to our guests. It is an element that separates us from our competitors, and a contributor to our business success. Our approach is both integrated and strategic and spans the enterprise from the commodities we source to the operation of our restaurants. Conservation is a competitive advantage - it will lower our operating costs over time, insulate our supply chain, and help us attract and retain the most qualified employees - all increasing the success of our business.
More information about our sustainability strategy, how we are implementing that strategy and our progress to date is available through our sustainability report available on our website at www.darden.com/citizenship.
Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people. That defines service for Darden. The Darden Restaurants, Inc. Foundation ("Foundation") works to bring to life this spirit of service through its philanthropic support of charitable organizations across the country as well as the volunteer involvement of our team members. The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities in which our team members and guests live and work.
In fiscal 2016, we awarded approximately $1.8 million in grants through the Foundation. We awarded grants to national organizations such as the American Red Cross, Feeding America, and the National Restaurant Association Education Foundation, as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through disaster preparedness, hunger relief, community engagement, and the promotion of career opportunities in the culinary industry.
In 2003, we began the Darden Harvest program as a mechanism for getting fresh and healthy food to people who need it. Each day, across every one of our 1,536 restaurants, we collect surplus, wholesome food that is not served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners. In fiscal 2016, Darden contributed 7.26 million pounds of food which is enough to feed 1,657 families of four, three meals a day for an entire year. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business is available on our website at www.darden.com.
Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Eugene I. (Gene) Lee, Jr., age 55, has been our President and CEO since February 2015. Prior to that, Mr. Lee served as President and Interim CEO since October 2014, and as President and COO of the Company from September 2013 to October 2014. He served as President, Specialty Restaurant Group from our acquisition of RARE on October 1, 2007 to September 2013. Prior to the acquisition, he served as RARE’s President and COO from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and COO.

Matthew R. Broad, age 56, was named our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary in October 2015. Prior to joining Darden, he served as Executive Vice President, General Counsel and Chief Compliance Officer for OfficeMax, Incorporated from October 2004 to December 2013. Prior to that, he was Associate General Counsel with Boise Cascade Corporation from September 1984 to October 2004.

Todd A. Burrowes, age 53, has been our President of LongHorn Steakhouse since July 2015. He rejoined the Company after serving as President, Ruby Tuesday Concept and Chief Operations Officer of Ruby Tuesday, Inc. from June 2013 to July 2015. Prior to that, he served as Executive Vice President of Operations for LongHorn Steakhouse from May 2008 until June 2013. He joined the Company in 2002 as Regional Manager of LongHorn Steakhouse before being promoted to Director of Management Training. In 2004, he was promoted to Regional Vice President of Operations for LongHorn Steakhouse.

Ricardo (Rick) Cardenas, age 48, has been our Senior Vice President, Chief Financial Officer since March 2016. He was Senior Vice President, Chief Strategy Officer of the Company from July 2015 to March 2016, prior to which he served as Senior Vice President, Finance, Strategy and Technology from July 2014 to July 2015. He was Executive Vice President of Operations for LongHorn Steakhouse from June 2013 to July 2014 and Senior Vice President of Operations for LongHorn Steakhouse’s Philadelphia Division from June 2012 to June 2013. He served as Senior Vice President of Finance for Red Lobster, which the Company previously owned, from June 2010 to June 2012. Mr. Cardenas originally joined the Company in 1984 as an hourly employee and served in various positions of increasing responsibility, including Vice President of Finance for Olive Garden, prior to the positions described above.

David C. George, age 60, has been our President, Olive Garden and Executive Vice President, Darden Restaurants since March 2016, prior to which he was President of Olive Garden since January 2013. He served as our President of LongHorn Steakhouse from October 2007, when we acquired RARE Hospitality International, Inc. (RARE), until January 2013. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Danielle L. Kirgan, age 40, has been our Senior Vice President, Chief Human Resources Officer since January 2015. From February 2014 to January 2015, she was our Senior Vice President, Human Resources, Specialty Restaurant Group and Total Rewards. She joined us in May 2010 as Senior Vice President, Total Rewards & HR Shared Services. Prior to joining us, she was the Head of Human Resources with ACI Worldwide from January 2009 to December 2009. From 2004 to 2008 she was Vice President, Human Resources for the Consumer Foods Division at ConAgra Foods.

John W. Madonna, age 40, has been our Senior Vice President, Corporate Controller since January 2016, prior to which he served as our Senior Vice President, Accounting since January 2015. Prior to that, he was a Senior Director in Corporate Reporting from June 2013 through March 2014 when he was promoted to Vice President of Corporate Reporting. He joined the Company in 2005 as Manager, Corporate Reporting and has served in various roles with increasing responsibility in the Company's accounting and finance functions including as Manager, Financial Planning & Analysis for LongHorn Steakhouse prior to the positions described above.

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
We rely heavily on information systems across our operations, including for marketing programs, employee engagement, management of our supply chain, point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions, failures or other performance issues with these guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guest. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or an individual. This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation and we could be subjected to litigation, regulatory investigations or the imposition of penalties. As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.
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
The Affordable Care Act requires restaurant companies such as ours to disclose calorie information on their menus beginning in May 2017. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.
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
We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.
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
A majority of our restaurants are now operated in leased properties and we are committed to long-term and non-cancelable leases that we may want to cancel, and may be unable to renew the leases that we may want to extend at the end of their terms.
Under the strategic real estate plan we pursued during fiscal 2016, we transferred the majority of our owned restaurant properties to Four Corners, with substantially all of Four Corners’ initial assets being leased back to us. In addition, we sold and leased back 64 other real properties in individual sale leaseback transactions. The initial terms for the leases for these properties average 15 years, but range from 12-18 years, and have fixed rent escalations for the initial term and multiple renewal options at our discretion. In addition to these new leases, we previously leased more than 950 properties, and as a result, 1,449 of 1,536 restaurants operating in the United States and Canada as of May 29, 2016 are in leased locations. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
We may be subject to increased labor and insurance costs.
Our restaurant operations are subject to United States and Canadian federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS,” and H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or the Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
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
At existing brands, we may not be able to maintain brand relevance and restaurant operating excellence to achieve sustainable same-restaurant sales growth and warrant new unit growth. Existing brand short-term sales growth could be impacted if we are unable to drive near term guest count and sales growth, and long-term sales growth could be impacted if we fail to extend our existing brands in ways that are relevant to our guests. A failure to innovate and extend our existing brands in ways that are relevant to guests and occasions in order to generate sustainable same-restaurant traffic growth and produce non-traditional sales and earnings growth opportunities, insufficient focus on our competition, or failure to adequately address the decline of the casual dining industry, could have an adverse effect on our results of operations. In addition, we may not be able to support sustained new unit growth or open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on guest counts and sales levels at existing restaurants.
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
While each of our restaurant brands, as well as each of our individual restaurants, are subject to the risks and uncertainties described above, there is an enhanced level of risk and uncertainty related to the operation and expansion of our smaller brands such as Bahama Breeze, Seasons 52 and Eddie V's. These brands and new business ventures have not yet proven their long-term viability or growth potential. We have made substantial investments in the development and expansion of each of these brands and further investment is required. While we have implemented a number of changes to operations at Bahama Breeze, and believe we have improved the guest experience and unit economics sufficiently to restart modest unit growth, there can be no assurance that these changes will continue to be successful or that additional new unit growth will occur. Eddie V's is still in the early stages of development and will require additional resources to support further growth.
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
As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These initiatives may not be successful, and pose a variety of other risks, as discussed below under the heading: "Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business."
A failure to recruit, develop and retain effective leaders, the loss or shortage of personnel with key capacities and skills, or an inability to adequately monitor and proactively respond to employee dissatisfaction could impact our strategic direction and jeopardize our ability to meet our growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other employees. Our future growth also depends substantially on our ability to recruit and retain high-quality employees to work in and manage our restaurants. We must continue to recruit, retain and motivate management and other employees in order to maintain our current business and support our projected growth. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth, a loss of key employees or a significant shortage of high-quality restaurant employees, and an inability to adequately monitor and proactively respond to employee dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
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
Volatility in the market value of derivatives we use to hedge exposures to fluctuations in commodity and broader market prices may cause volatility in our gross margins and net earnings.
We use or may use derivatives to hedge price risk for some of our principal ingredient, labor and energy costs, including but not limited to coffee, butter, wheat, soybean oil, pork, beef, diesel fuel, gasoline and natural gas. Changes in the values of these derivatives are recorded in earnings currently, resulting in volatility in both gross margin and net earnings. These gains and losses are reported as a component of cost of sales in our Consolidated Statements of Earnings included in our consolidated financial statements.

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
General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government's long-term credit rating, the European debt crisis, or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices could cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, may spend less on each dining out occasion or may choose more inexpensive restaurants.
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
Unfavorable changes in the above factors or in other business and economic conditions affecting our guests could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our sales, financial condition and results of operations.
Disruptions in the financial and credit markets may adversely impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses.
Our ability to make scheduled payments or to refinance our debt and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Turmoil in global credit markets could adversely impact the availability of credit already arranged, and the availability and cost of credit in the future. There can be no assurances that we will be able to arrange credit on terms we believe are acceptable or that permit us to finance our business with historical margins. A lack of credit could have an adverse impact on certain of our suppliers, landlords and other tenants in retail centers in which we are located. If these issues occur, they could negatively affect our financial results. Any new disruptions in the financial markets may also adversely affect the U.S. and world economy, which could negatively impact consumer spending patterns. Changes in the capital markets could also have significant effects on our pension plan. Our pension income or expense is affected by factors including the market performance of the assets in the master pension trust maintained for the pension plans for some of our employees, the weighted average asset allocation and long-term rate of return of our pension plan assets and the discount rate used to determine the interest cost component of our net periodic pension cost. If our pension plan assets do not achieve positive rates of return, or if our estimates and assumed rates are not accurate, our earnings may decrease because net periodic pension costs would rise and we could be required to provide additional funds to cover our obligations to employees under the pension plan.
We face a variety of risks associated with doing business with franchisees, business partners and vendors in foreign markets.
Our expansion into international markets could create risks to our brands and reputation. We believe that we have selected high-caliber international operating partners and franchisees with significant experience in restaurant operations, and are providing them with training and support. However, the probability of opening, ultimate success and quality of any franchise restaurant rests principally with the franchisee. If the franchisee does not successfully open and operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock, increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
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

Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
Restaurant Properties – Continuing Operations
As of May 29, 2016, we operated 1,536 restaurants in the United States and Canada (consisting of 843 Olive Garden, 481 LongHorn Steakhouse, 54 The Capital Grille, 65 Yard House, 40 Seasons 52, 37 Bahama Breeze, and 16 Eddie V's), in the following locations:

Alabama (31)	Illinois (51)	Montana (2)	Rhode Island (3)
Alaska (2)	Indiana (34)	Nebraska (6)	South Carolina (30)
Arkansas (12)	Iowa (12)	Nevada (15)	South Dakota (3)
Arizona (40)	Kansas (20)	New Hampshire (9)	Tennessee (44)
California (98)	Kentucky (18)	New Jersey (49)	Texas (133)
Colorado (23)	Louisiana (17)	New Mexico (8)	Utah (15)
Connecticut (15)	Maine (9)	New York (52)	Vermont (2)
Delaware (5)	Maryland (32)	North Carolina (54)	Virginia (47)
District of Columbia (1)	Massachusetts (40)	North Dakota (7)	Washington (21)
Florida (175)	Michigan (33)	Ohio (72)	West Virginia (9)
Georgia (97)	Minnesota (15)	Oklahoma (13)	Wisconsin (18)
Hawaii (1)	Mississippi (13)	Oregon (10)	Wyoming (2)
Idaho (5)	Missouri (34)	Pennsylvania (73)	Canada (6)
Of these 1,536 restaurants open on May 29, 2016, 87 were located on owned sites and 1,449 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	707
Ground and Building Leases	529
Space/In-Line/Other Leases	213
Total	1,449

Properties – General
We purchased several adjacent parcels of vacant land in Orange County, Florida, and relocated our headquarters to this site during the second quarter of fiscal 2010. The site includes a main headquarters building, data center and parking deck. In fiscal 2016, we completed a sale leaseback of our Restaurant Support Center buildings. We became a landlord of a ground lease with an unaffiliated third party on a parcel of land adjacent to our Restaurant Support Center buildings and during fiscal 2015 the third party completed construction of a 128-room hotel. The hotel may be utilized by Darden as lodging for those attending training sessions at our Restaurant Support Center.

Except in limited instances, our present restaurant sites and other facilities are not subject to mortgages or encumbrances securing money borrowed by us from outside sources. In our opinion, our current buildings and equipment generally are in good condition, suitable for their purposes and adequate for our current needs. See also Note 5 “Land, Buildings and Equipment, Net” and Note 11 “Leases” under Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 17 “Commitments and Contingencies” under Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders, which is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2016, there were approximately 33,973 registered holders of record of our common shares. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2016 and 2015 contained in Note 19 “Quarterly Data (Unaudited)” under Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders is incorporated herein by reference. We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 185.0 million shares through May 29, 2016 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 29, 2016.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 29, 2016 through April 3, 2016	1,118	$63.74	1,118	$360.1
April 4, 2016 through May 1, 2016	577,263	$63.81	577,263	$323.3
May 2, 2016 through May 29, 2016	122,739	$62.59	122,739	$315.6
Total	701,120	$63.60	701,120	$315.6

(1)
All of the shares purchased during the quarter ended May 29, 2016 were purchased as part of our repurchase program. On December 16, 2015, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on December 18, 2015 does not have an expiration, replaces all other outstanding share repurchase authorizations and eliminated the balance of approximately 5.4 million shares available for repurchase remaining under the previous authorizations.

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

The information for fiscal 2012 through 2016 contained in the Five-Year Financial Summary in our 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Management Responsibilities, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, Consolidated Statements of Earnings, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements in our 2016 Annual Report to Shareholders are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 29, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 29, 2016.
During the fiscal quarter ended May 29, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting included in our 2016 Annual Report to Shareholders, are incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Proposal 1 – Election of Eight Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Report of Management Responsibilities.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014.

Consolidated Statements of Comprehensive Income for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014.

Consolidated Balance Sheets at May 29, 2016 and May 31, 2015.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended May 29, 2016, May 31, 2015 and May 25, 2014.

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

Date:	July 25, 2016	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, President and Chief Executive Officer (Principal executive officer)	July 25, 2016
Eugene I. Lee, Jr.

/s/ Ricardo Cardenas	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 25, 2016
Ricardo Cardenas

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 25, 2016
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Jean M. Birch*	Director
Jean M. Birch

/s/ Bradley D. Blum*	Director
Bradley D. Blum

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Lionel L. Nowell III*	Director
Lionel L. Nowell III

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Chairman of the Board and Director
Charles M. Sonsteby

/s/ Alan N. Stillman*	Director
Alan N. Stillman

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 25, 2016

EXHIBIT INDEX
Exhibit Number	Title

2.1
Asset and Stock Purchase Agreement, dated as of May 15, 2014, by and between Darden Restaurants, Inc. and RL Acquisition LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed May 23, 2014).

2.2
Separation and Distribution Agreement, dated as of October 21, 2015, by and between Darden Restaurants, Inc. and Four Corners Property Trust, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed October 21, 2015).

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 29, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed July 5, 2016).

4.1
Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

4.2
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

4.3
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

*10.1	Darden Restaurants, Inc. FlexComp Plan, as amended (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2008).

*10.2
Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement dated as of March 23, 2011, between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2011).

*10.3
Form of Amended and Restated Management Continuity Agreement between Darden Restaurants, Inc. and certain of our executive officers (incorporated by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

*10.4	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed September 20, 2013).

10.5
Credit Agreement, dated as of October 3, 2011, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2011).

10.6
First Amendment to Credit Agreement, dated as of October 24, 2013, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 30, 2013).

*10.7
Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(o) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

*10.8
Form of fiscal 2014 Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (United States) (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the fiscal year ended May 26, 2013).

*10.9
Employment Agreement dated April 28, 2003 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 0-19924) for the fiscal quarter ended June 29, 2003).

*10.10
First Amendment of Employment Agreement dated October 27, 2004 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 0-19924) for the fiscal quarter ended September 26, 2004).

*10.11
Second Amendment of Employment Agreement, dated October 27, 2005 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 0-19924) for the fiscal quarter ended September 25, 2005).

*10.12
Third Amendment of Employment Agreement, dated October 27, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.2 to the RARE Hospitality International, Inc. Quarterly Report on Form 10-Q (Commission File No. 0-19924) for the fiscal quarter ended October 1, 2006).

*10.13
Fourth Amendment of Employment Agreement, dated December 15, 2006 between RARE Hospitality International, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10(24) to the RARE Hospitality International, Inc. Annual Report filed on Form 10-K (Commission File No. 0-19924) for fiscal year ended December 31, 2006).

*10.14
Letter Agreement, dated August 16, 2007, between us and Eugene I. Lee, Jr. (incorporated by reference to Exhibit (e)(22) to the RARE Hospitality International, Inc. Schedule 14D-9 (Commission File No. 0-19924) filed August 31, 2007).

*10.15
RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10(aa) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

*10.16
Form of Non-Qualified Stock Option Award Agreement under the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10(bb) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

*10.17
Letter Agreement, dated December 18, 2013, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 24, 2013).

*10.18	Amendment to Darden Restaurants, Inc. FlexComp Plan, dated September 10, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2014).

10.19
Amended and Restated Master Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014).

10.20
Amended and Restated Master Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014).

10.21
Amended and Restated Supplemental Confirmation, by Goldman Sachs & Co. to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014).

10.22
Amended and Restated Supplemental Confirmation, by Wells Fargo Bank, National Association to Darden Restaurants, Inc., dated September 23, 2014 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 24, 2014).

*10.23	Letter Agreement dated October 14, 2014 between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2014).

*10.24
Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2014).

*10.25
Restricted Stock Unit Award Agreement, dated October 13, 2014, between Darden Restaurants, Inc. and Eugene I. Lee, Jr. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 23, 2014).

*10.26	Agreement, dated November 18, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 19, 2014).

*10.27	Agreement, dated November 25, 2014, between Darden Restaurants, Inc. and C. Bradford Richmond (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 1, 2014).

*10.28
Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(kk) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.29
Form of Performance Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(ll) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.30
Form of annual Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(mm) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.31
Form of initial Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(nn) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.32
Form of quarterly Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(oo) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.33
Form of annual Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(pp) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.34
Form of initial Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(qq) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.35	Form of Change in Control Agreement (incorporated by reference to Exhibit 10(rr) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.36
Form of Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(ss) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.37	Darden Restaurants, Inc. Management and Professional Incentive Plan, as amended June 26, 2015.

*10.38	Form of Notice of Non-Renewal of Management Continuity Agreement, dated July 23, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2015).

*10.39
Form of Performance Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30. 2015).

*10.40
Form of Non-Qualified Stock Option Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.41	Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2015).

*10.42
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.43
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Quarterly Grant in Lieu of Cash Retainer) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.44
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.45
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.46
Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.47
Form of Employee RSU Award Agreement (Stock-Settled) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.48
Release Letter Agreement between Valerie L. Insignares and Darden Restaurants, Inc. executed September 2, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 29, 2015).

*10.49	Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.50	Form of Restricted Stock Unit Award Agreement for Todd Burrowes under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10.51	Form of Restricted Stock Award Agreement for Officers under the Darden Restaurants, Inc. 2002 Stock Incentive Plan.

*10.52	Agreement, dated March 8, 2016, between Darden Restaurants, Inc. and Harald Herrmann.

*10.53	Agreement, dated April 6, 2016, between Darden Restaurants, Inc. and Jeffrey A. Davis.

*10.54	Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.55	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.56	Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.57	Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.58	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

13	Portions of 2015 Annual Report to Shareholders.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.