Form 10-Q
period 2016-08-28
DARDEN RESTAURANTS INC
filed 2016-10-05
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2016: 123,080,807 (excluding 1,268,251 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2017 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 28, 2016	August 30, 2015
Sales	$1,714.4	$1,687.0
Costs and expenses:
Food and beverage	493.2	502.8
Restaurant labor	545.8	536.0
Restaurant expenses	303.7	271.9
Marketing expenses	63.7	65.6
General and administrative expenses	87.7	97.1
Depreciation and amortization	66.8	81.1
Impairments and disposal of assets, net	(7.8)	(1.7)
Total operating costs and expenses	$1,553.1	$1,552.8
Operating income	161.3	134.2
Interest, net	9.9	22.4
Earnings before income taxes	151.4	111.8
Income tax expense	40.3	30.8
Earnings from continuing operations	$111.1	$81.0
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(0.7) and $3.1, respectively	(0.9)	5.4
Net earnings	$110.2	$86.4
Basic net earnings per share:
Earnings from continuing operations	$0.89	$0.64
Earnings (loss) from discontinued operations	(0.01)	0.04
Net earnings	$0.88	$0.68
Diluted net earnings per share:
Earnings from continuing operations	$0.88	$0.63
Earnings (loss) from discontinued operations	(0.01)	0.04
Net earnings	$0.87	$0.67
Average number of common shares outstanding:
Basic	124.9	127.4
Diluted	126.7	129.3
Dividends declared per common share	$0.56	$0.55

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2016	August 30, 2015
Net earnings	$110.2	$86.4
Other comprehensive income (loss):
Foreign currency adjustment	—	0.8
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0 and $0.5, respectively	(2.5)	0.7
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.1 and $(0.1), respectively, related to pension and other post-employment benefits	0.1	(0.1)
Other comprehensive income (loss)	$(2.4)	$1.4
Total comprehensive income	$107.8	$87.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 28, 2016	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114.7	$274.8
Receivables, net	56.3	64.0
Inventories	161.8	175.4
Prepaid income taxes	10.2	46.1
Prepaid expenses and other current assets	82.3	76.4
Deferred income taxes	168.6	163.3
Assets held for sale	16.9	20.3
Total current assets	$610.8	$820.3
Land, buildings and equipment, net of accumulated depreciation and amortization of $1,870.9 and $1,819.0, respectively	2,035.9	2,041.6
Goodwill	872.3	872.3
Trademarks	574.6	574.6
Other assets	276.7	273.8
Total assets	$4,370.3	$4,582.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214.1	$241.9
Accrued payroll	111.0	135.1
Accrued income taxes	7.1	—
Other accrued taxes	53.7	49.1
Unearned revenues	327.6	360.4
Other current liabilities	418.6	400.6
Total current liabilities	$1,132.1	$1,187.1
Long-term debt, less current portion	440.2	440.0
Deferred income taxes	257.6	255.2
Deferred rent	257.1	249.7
Other liabilities	482.0	498.6
Total liabilities	$2,569.0	$2,630.6
Stockholders’ equity:
Common stock and surplus	$1,472.4	$1,502.6
Retained earnings	429.3	547.5
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(89.4)	(87.0)
Unearned compensation	(3.2)	(3.3)
Total stockholders’ equity	$1,801.3	$1,952.0
Total liabilities and stockholders’ equity	$4,370.3	$4,582.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 28, 2016 and August 30, 2015
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	110.2	—	—	—	110.2
Other comprehensive income	—	—	—	(2.4)	—	(2.4)
Dividends declared	—	(70.5)	—	—	—	(70.5)
Stock option exercises (0.1 shares)	2.1	—	—	—	—	2.1
Stock-based compensation	3.6	—	—	—	—	3.6
ESOP note receivable repayments	—	—	—	—	0.1	0.1
Income tax benefits credited to equity	0.6	—	—	—	—	0.6
Repurchases of common stock (3.2 shares)	(37.7)	(157.9)	—	—	—	(195.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.2	—	—	—	—	1.2
Balance at August 28, 2016	$1,472.4	$429.3	$(7.8)	$(89.4)	$(3.2)	$1,801.3

Balance at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	86.4	—	—	—	86.4
Other comprehensive income	—	—	—	1.4	—	1.4
Dividends declared	—	(70.1)	—	—	—	(70.1)
Stock option exercises (1.5 shares)	55.7	—	—	—	—	55.7
Stock-based compensation	4.1	—	—	—	—	4.1
ESOP note receivable repayments	—	—	—	—	0.3	0.3
Income tax benefits credited to equity	11.6	—	—	—	—	11.6
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.2	—	—	—	—	1.2
Balance at August 30, 2015	$1,478.5	$1,042.3	$(7.8)	$(85.2)	$(3.7)	$2,424.1
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2016	August 30, 2015
Cash flows—operating activities
Net earnings	$110.2	$86.4
Earnings from discontinued operations, net of tax	0.9	(5.4)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	66.8	81.1
Impairments and disposal of assets, net	(7.8)	(1.7)
Amortization of loan costs and losses on interest-rate related derivatives	0.3	1.8
Stock-based compensation expense	6.2	10.2
Change in current assets and liabilities	(13.9)	(22.5)
Contributions to pension and postretirement plans	(0.4)	(0.3)
Change in cash surrender value of trust-owned life insurance	(2.3)	4.7
Deferred income taxes	(3.5)	(24.0)
Change in deferred rent	7.1	4.8
Change in other assets and liabilities	(0.7)	(0.4)
Other, net	10.2	3.3
Net cash provided by operating activities of continuing operations	$173.1	$138.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(60.1)	(64.9)
Proceeds from disposal of land, buildings and equipment	3.8	130.2
Purchases of capitalized software and other assets	(6.8)	(3.7)
Net cash provided by (used in) investing activities of continuing operations	$(63.1)	$61.6
Cash flows—financing activities
Proceeds from issuance of common stock	3.3	56.9
Income tax benefits credited to equity	0.6	11.6
Dividends paid	(70.5)	(70.0)
Repurchases of common stock	(195.6)	—
ESOP note receivable repayments	0.1	0.3
Repayment of long-term debt	—	(15.0)
Principal payments on capital and financing leases	(1.0)	(0.8)
Net cash used in financing activities of continuing operations	$(263.1)	$(17.0)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(7.0)	(28.4)
Net cash used in discontinued operations	$(7.0)	$(28.4)

Increase (decrease) in cash and cash equivalents	(160.1)	154.2
Cash and cash equivalents - beginning of period	274.8	535.9
Cash and cash equivalents - end of period	$114.7	$690.1

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2016	August 30, 2015
Cash flows from changes in current assets and liabilities
Receivables, net	11.8	18.4
Inventories	13.6	1.3
Prepaid expenses and other current assets	(4.9)	(5.4)
Accounts payable	(27.7)	9.8
Accrued payroll	(24.1)	(34.6)
Prepaid/accrued income taxes	42.9	30.7
Other accrued taxes	4.6	2.8
Unearned revenues	(26.1)	(23.5)
Other current liabilities	(4.0)	(22.0)
Change in current assets and liabilities	$(13.9)	$(22.5)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 6 joint venture restaurants managed by us and 18 franchised restaurants. We also have 34 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year, which ends on the last Sunday in May and our fiscal year ending May 28, 2017 will contain 52 weeks of operation. Operating results for the quarter ended August 28, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2017.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.
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
Application of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which requires us to adopt these provisions in the first quarter of fiscal 2019. Early adoption is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In August, 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Earnings (loss) from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the Red Lobster disposition and is comprised of the following:

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Costs and expenses:
Restaurant and marketing expenses	$0.2	$0.3
Other income and expenses (1)	1.4	(8.8)
Earnings (loss) before income taxes	(1.6)	8.5
Income tax expense (benefit)	(0.7)	3.1
Earnings (loss) from discontinued operations, net of tax	$(0.9)	$5.4

(1)	Amounts for the quarter ended August 30, 2015 include gains recognized upon satisfaction of landlord consents.

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of August 28, 2016 and May 29, 2016, consisted of land, buildings and equipment with carrying amounts of $16.9 million and $20.3 million, respectively, primarily related to excess land parcels adjacent to our corporate headquarters.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Interest paid, net of amounts capitalized	$6.8	$6.2
Income taxes paid, net of refunds	(3.0)	29.3

Non-cash investing and financing activities are as follows:	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Increase in land, buildings and equipment through accrued purchases	$14.9	$18.9

Note 4.Income Taxes

The effective income tax rate for the quarter ended August 28, 2016 was 26.6 percent compared to an effective income tax rate of 27.5 percent for the quarter ended August 30, 2015. The decrease in the effective income tax rate for the quarter ended August 28, 2016 as compared to the quarter ended August 30, 2015, is primarily due to a non-recurring  unfavorable tax adjustment in the quarter ended August 30, 2015, partially offset by the unfavorable impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on higher earnings before income taxes for the quarter ended August 28, 2016.
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

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Anti-dilutive stock-based compensation awards	0.5	0.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
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
External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 28, 2016
Sales	$961.2	$386.3	$114.2	$252.7	$—	$1,714.4
Restaurant and marketing expenses	774.9	326.2	97.3	208.0	—	1,406.4
Segment profit	$186.3	$60.1	$16.9	$44.7	$—	$308.0

Depreciation and amortization	$30.1	$16.3	$7.2	$13.2	$—	$66.8
Impairments and disposal of assets, net	(1.5)	(0.2)	—	(6.1)	—	(7.8)
Purchases of land, buildings and equipment	27.1	13.6	10.8	7.5	1.1	60.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 30, 2015
Sales	$944.6	$383.9	$113.3	$245.2	$—	$1,687.0
Restaurant and marketing expenses	752.6	326.8	95.5	201.4	—	1,376.3
Segment profit	$192.0	$57.1	$17.8	$43.8	$—	$310.7

Depreciation and amortization	$39.7	$20.7	$7.3	$13.4	$—	$81.1
Impairments and disposal of assets, net	(1.2)	(1.2)	0.7	—	—	(1.7)
Purchases of land, buildings and equipment	21.8	16.7	5.4	19.9	1.1	64.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Segment profit	$308.0	$310.7
Less general and administrative expenses	(87.7)	(97.1)
Less depreciation and amortization	(66.8)	(81.1)
Less impairments and disposal of assets, net	7.8	1.7
Less interest, net	(9.9)	(22.4)
Earnings before income taxes	$151.4	$111.8

Note 7. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Restaurant impairments	$—	$1.3
Disposal gains	(7.8)	(3.0)
Impairments and disposal of assets, net	$(7.8)	$(1.7)
Restaurant impairments for the quarter ended August 30, 2015 were primarily related to underperforming restaurants and restaurant assets involved in individual sale-leaseback transactions.
Disposal gains for the quarter ended August 28, 2016 were primarily related to the sale of restaurant properties and favorable lease terminations. For the quarter ended August 30, 2015, disposal gains were primarily related to sale-leaseback transactions and a restaurant lease termination.
Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. These amounts are included in impairments and disposal of assets, net, as a component of earnings from continuing operations in the accompanying consolidated statements of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended August 28, 2016 and August 30, 2015 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	—	—	(3.9)	—	(3.9)
Reclassification realized in net earnings	—	—	1.4	0.1	1.5
Balance at August 28, 2016	$(1.2)	$0.1	$1.4	$(89.7)	$(89.4)

Balance at May 31, 2015	$(1.7)	$0.1	$(19.1)	$(65.9)	$(86.6)
Gain (loss)	0.8	—	2.0	—	2.8
Reclassification realized in net earnings	—	—	(1.3)	(0.1)	(1.4)
Balance at August 30, 2015	$(0.9)	$0.1	$(18.4)	$(66.0)	$(85.2)
The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 28, 2016	August 30, 2015
Derivatives
Equity contracts	(1)	(1.4)	2.1
Interest rate contracts	(2)	—	(1.3)
Total before tax		$(1.4)	$0.8
Tax benefit		—	0.5
Net of tax		$(1.4)	$1.3

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.8)	$(0.6)
Recognized net actuarial gain - other plans	(4)	0.6	0.8
Total before tax		$(0.2)	$0.2
Tax benefit (expense)		0.1	(0.1)
Net of tax		$(0.1)	$0.1

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

(2)	Included in interest, net, on our consolidated statements of earnings.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 9 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Interest cost	$2.5	$2.7
Expected return on plan assets	(3.9)	(3.6)
Recognized net actuarial loss	0.8	0.6
Net periodic benefit (credit) cost	$(0.6)	$(0.3)

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Interest cost	$0.2	$0.2
Amortization of unrecognized prior service credit	(1.2)	(1.2)
Recognized net actuarial loss	0.4	0.3
Net periodic benefit (credit) cost	$(0.6)	$(0.7)

Note 10. Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units (Darden Stock Units) and cash settled performance stock units, which are classified as liabilities and are marked to market as of the end of each period.

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows.

	Stock Options Granted
	Three Months Ended
	August 28, 2016	August 30, 2015
Weighted-average fair value (1)	$9.08	$12.75
Dividend yield	3.5%	3.3%
Expected volatility of stock	24.3%	28.0%
Risk-free interest rate	1.4%	1.9%
Expected option life (in years)	6.5	6.5
Weighted-average exercise price per share (1)	$59.68	$65.01
 (1) Weighted averages for the three months ended August 30, 2015 were adjusted for the impact of the separation of Four Corners.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of our stock-based compensation activity for the three months ended August 28, 2016:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	6.32	0.11	1.43	0.21	0.17
Awards granted	0.57	0.03	0.31	—	0.18
Awards exercised/vested	(0.06)	—	(0.27)	(0.09)	—
Awards forfeited	(0.02)	—	(0.04)	(0.02)	(0.01)
Outstanding end of period	6.81	0.14	1.43	0.10	0.34
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Stock options	$1.6	$2.5
Restricted stock/restricted stock units	0.4	0.4
Darden stock units	2.6	4.2
Cash-settled performance stock units	—	1.8
Equity-settled performance stock units	1.0	0.3
Employee stock purchase plan	0.3	0.3
Director compensation program/other	0.3	0.7
Total stock-based compensation expense	$6.2	$10.2

Note 11. Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as provided by FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial derivatives to manage interest rate and compensation risks inherent in our business operations. To the extent our cash-flow hedging instruments are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent the cash flow hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 28, 2016, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between four and five years and currently extend through July 2021. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of the performance stock units and Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through July 2021.
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
Equity forwards	August 28, 2016			August 28, 2016	May 29, 2016	August 28, 2016	May 29, 2016
Designated	0.4	$58.02	$26.0	$—	$1.2	$(0.5)	$—
Not designated	0.5	$51.01	$24.2	—	2.6	(0.6)	—
Total equity forwards				$—	$3.8	$(1.1)	$—

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of equity forwards accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015
Gain (loss) recognized in AOCI (effective portion)	$(3.9)	$2.0
Gain (loss) reclassified from AOCI to earnings (effective portion)	(1.4)	2.1
Gain (loss) recognized in earnings (ineffective portion) (1)	0.2	0.1

(1)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of equity forwards not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 28, 2016	August 30, 2015
Restaurant labor expenses	$(1.1)	$1.7
General and administrative expenses	(2.0)	3.8
Total	$(3.1)	$5.5

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 28, 2016, we expect to reclassify $0.7 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
During fiscal 2016, in connection with the repayment of our 2017, 2021 and 2022 senior notes, we settled the associated interest-rate swap agreements and accelerated the associated amortization of previously settled interest-rate related cash flow hedges.
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net and accounts payable approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 28, 2016 and May 29, 2016:

Items Measured at Fair Value at August 28, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	3.9	3.9	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	(1.1)	—	(1.1)	—
Total		$5.8	$3.9	$1.9	$—

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items Measured at Fair Value at May 29, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	3.9	3.9	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	3.8	—	3.8	—
Total		$10.7	$3.9	$6.8	$—

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
The carrying value and fair value of long-term debt, as of August 28, 2016, was $440.2 million and $525.3 million, respectively. The carrying value and fair value of long-term debt, as of May 29, 2016, was $440.0 million and $499.5 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. During the quarter ended August 28, 2016, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis. As of May 29, 2016, long-lived assets held and used with a carrying value of $5.4 million, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $5.4 million. As of May 29, 2016, long-lived assets held for sale with a carrying value of $17.5 million, related to excess land parcels adjacent to our corporate headquarters, were written down to their fair value of $16.9 million, resulting in an impairment charge of $0.6 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 28, 2016 and May 29, 2016, we had $125.6 million and $116.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 28, 2016 and May 29, 2016, we had $11.2 million and $8.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 28, 2016 and May 29, 2016, we had $149.0 million and $154.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 28, 2016 and May 29, 2016, amounted to $115.9 million and $119.3 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. Assuming exercise of all option periods, these guarantees expire over their respective lease terms, which range from fiscal 2017 through fiscal 2027.
We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 14. Subsequent Events
On September 29, 2016, the Board of Directors declared a cash dividend of $0.56 per share to be paid November 1, 2016 to all shareholders of record as of the close of business on October 10, 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 28, 2016 and August 30, 2015.

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015	% Chg
Sales	$1,714.4	$1,687.0	1.6%
Costs and expenses:
Food and beverage	493.2	502.8	(1.9)
Restaurant labor	545.8	536.0	1.8
Restaurant expenses	303.7	271.9	11.7
Marketing expenses	63.7	65.6	(2.9)
General and administrative expenses	87.7	97.1	(9.7)
Depreciation and amortization	66.8	81.1	(17.6)
Impairments and disposal of assets, net	(7.8)	(1.7)	NM
Total costs and expenses	$1,553.1	$1,552.8	—
Operating income	161.3	134.2	20.2
Interest, net	9.9	22.4	(55.8)
Earnings before income taxes	151.4	111.8	35.4
Income tax expense (1)	40.3	30.8	30.8
Earnings from continuing operations	$111.1	$81.0	37.2
Earnings from discontinued operations, net of tax	(0.9)	5.4	NM
Net earnings	$110.2	$86.4	27.5%
Diluted net earnings per share:
Earnings from continuing operations	$0.88	$0.63	39.7%
Earnings (loss) from discontinued operations	(0.01)	0.04	NM
Net earnings	$0.87	$0.67	29.9%

(1) Effective tax rate	26.6%	27.5%
NM = not meaningful
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2017, compared with the number open at the end of fiscal 2016 and the end of the first quarter of fiscal 2016.

	August 28, 2016	May 29, 2016	August 30, 2015
Olive Garden (1)	843	843	843
LongHorn Steakhouse	483	481	482
Yard House	65	65	59
The Capital Grille	56	54	54
Bahama Breeze	36	37	37
Seasons 52	40	40	43
Eddie V's	16	16	16
Total	1,539	1,536	1,534

(1)	Includes six locations in Canada for all periods presented.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.71 billion for the first quarter of fiscal 2017, compared to $1.69 billion for the first quarter of fiscal 2016. The increase of 1.6 percent in sales for the first quarter of fiscal 2017 was primarily driven by a combined Darden same-restaurant sales increase of 1.3 percent as well as revenue from the addition of five net new company-owned restaurants since the first quarter of fiscal 2016.
For the first quarter of fiscal 2017, our net earnings from continuing operations were $111.1 million compared to $81.0 million for the first quarter of fiscal 2016, and our diluted net earnings per share from continuing operations were $0.88 for the first quarter of fiscal 2017 compared to $0.63 for the first quarter of fiscal 2016. Our diluted per share results from continuing operations for the first quarter of fiscal 2016 were adversely impacted by approximately $0.05 related to the real estate plan implementation.

Outlook
We expect combined Darden same-restaurant sales to increase in fiscal 2017 between 1.0 percent and 2.0 percent, and we expect fiscal 2017 sales from continuing operations to increase between 1.7 percent and 2.7 percent. In fiscal 2017, we expect to open approximately 24 to 28 new restaurants, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $310.0 million and $350.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended
(in millions)	August 28, 2016	August 30, 2015	% Chg	SRS (1)
Olive Garden	$961.2	$944.6	1.8%	2.0%
LongHorn Steakhouse	$386.3	$383.9	0.6%	0.6%
Yard House	$133.7	$124.2	7.6%	—%
The Capital Grille	$89.4	$88.7	0.8%	(1.2)%
Bahama Breeze	$58.9	$58.1	1.4%	3.9%
Seasons 52	$56.2	$59.5	(5.5)%	0.7%
Eddie V's	$24.8	$24.6	0.8%	(1.7)%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the first quarter of fiscal 2017 was primarily driven by U.S. same-restaurant sales increase. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2017 resulted from a 3.0 percent increase in average check partially offset by a 1.0 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2017 was primarily driven by a same-restaurant sales increase for the first quarter of fiscal 2017 combined with revenue from one net new restaurant. The increase in same-restaurant sales for the first quarter of fiscal 2017 resulted from a 1.9 percent increase in average check partially offset by a 1.3 percent decrease in same-restaurant guest counts.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the first quarter of fiscal 2017, which were 2.2 percent above last fiscal year’s first quarter. The increase was primarily driven by the incremental sales from six net new Yard House restaurants added since the first quarter of fiscal 2016, partially offset by lower sales at Seasons 52 driven by a net decrease of three restaurants since the first quarter of fiscal 2016.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 28, 2016 and August 30, 2015.

	Three Months Ended
	August 28, 2016	August 30, 2015
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.8	29.8
Restaurant labor	31.8	31.8
Restaurant expenses	17.7	16.1
Marketing expenses	3.7	3.9
General and administrative expenses	5.1	5.7
Depreciation and amortization	3.9	4.8
Impairments and disposal of assets, net	(0.5)	(0.1)
Total operating costs and expenses	90.6%	92.0%
Operating income	9.4	8.0
Interest, net	0.6	1.4
Earnings before income taxes	8.8	6.6
Income tax expense	2.4	1.8
Earnings from continuing operations	6.5	4.8
Quarter Ended August 28, 2016 Compared to Quarter Ended August 30, 2015
Total operating costs and expenses were $1.55 billion and $1.55 billion for the quarters ended August 28, 2016 and August 30, 2015, respectively.

•	Food and beverage costs decreased as a percent of sales as a result of favorable menu mix, food cost deflation, primarily beef, and cost savings initiatives.

•	Restaurant labor costs were flat as a percent of sales as wage-rate inflation was offset by sales leverage.

•
Restaurant expenses (which include utilities, repairs and maintenance, credit card, lease, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher rent expense resulting from individual sale-leasebacks and the spin-off of Four Corners (collectively "real estate transactions").

•	Marketing expenses decreased as a percent of sales, primarily due to lower media spending.

•	General and administrative expenses decreased as a percent of sales, primarily due to expenses incurred in fiscal 2016 related to the real estate plan implementation.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the real estate transactions.

•	Impairments and disposal of assets, net, were lower as a percent of sales as the benefit from lease termination gains in fiscal 2017 exceeded similar gains in fiscal 2016.
INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the first quarter of fiscal 2017 primarily due to lower average debt balances for the first three months of fiscal 2017 as compared to the first three months of fiscal 2016 due to the repayment of debt.
INCOME TAXES
The effective income tax rate for the quarter ended August 28, 2016 was 26.6 percent compared to an effective income tax rate of 27.5 percent for the quarter ended August 30, 2015. The decrease in the effective income tax rate for the quarter ended August 28, 2016 as compared to the quarter ended August 30, 2015, is primarily due to a non-recurring  unfavorable tax adjustment in the quarter ended August 30, 2015, partially offset by the unfavorable impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on higher earnings before income taxes for the quarter ended August 28, 2016.

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for the first quarter of fiscal 2017 were a net loss of $0.9 million ($0.01 per diluted share) compared with earnings from discontinued operations for the first quarter of fiscal 2016 of $5.4 million ($0.04 per diluted share). Earnings from discontinued operations reflects pre-tax gains of $8.3 million recorded in the first quarter of fiscal 2016 related to the sale of Red Lobster.
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 6 to our consolidated financial statements).
Our management uses segment profit as the measure for assessing performance of our segments. Olive Garden's segment profit margin was 19.4 percent for the first quarter of fiscal 2017, compared to 20.3 percent for the first quarter fiscal 2016. The decrease for the first quarter of fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions. LongHorn's segment profit margin was 15.6 percent for the first quarter of fiscal 2017, compared to 14.9 percent for the first quarter of fiscal 2016. The growth for the first quarter of fiscal 2017 was driven primarily by leveraging positive same-restaurant sales as well as improved cost of sales and food cost deflation, partially offset by additional rent expense resulting from the real estate transactions. Fine Dining's segment profit margin was 14.8 percent for the first quarter of fiscal 2017, compared to 15.7 percent for the first quarter of fiscal 2016. The decrease for the first quarter of fiscal 2017 was driven primarily by increased restaurant pre-opening expenses. The Other Business segment profit margin was 17.7 percent for the first quarter of fiscal 2017, compared to 17.9 percent for the first quarter of fiscal 2016. The decrease for the first quarter of fiscal 2017 was driven by higher labor expenses primarily due to wage-rate inflation.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 45 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Currently, our publicly issued long-term debt carries “Baa3” (Moody’s Investors Service), “BBB” (Standard & Poor’s) and “BBB” (Fitch) ratings. Our commercial paper has ratings of “P-3” (Moody’s Investors Service), “A-2” (Standard & Poor’s) and “F-2” (Fitch). These ratings are as of the date of the filing of this Form 10-Q and have been obtained with the understanding that Moody’s Investors Service, Standard & Poor’s and Fitch will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 28, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.100 percent for LIBOR loans and 0.100 percent for base rate loans. As of August 28, 2016, we had no outstanding balances under the Revolving Credit Agreement.
As of August 28, 2016, our outstanding long-term debt consisted principally of:

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
The interest rates on our $300.0 million senior notes due in October 2037 are subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 28, 2016, no such adjustments are made to these rates.
We may from time to time repurchase our remaining outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
From time to time we enter into interest rate derivative instruments. See Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
A summary of our contractual obligations and commercial commitments as of August 28, 2016 is as follows:

(in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$1,075.7	$30.2	$60.3	$60.3	$924.9
Leases (2)	3,043.9	313.6	591.2	518.0	1,621.1
Purchase obligations (3)	387.5	333.1	50.1	4.3	—
Benefit obligations (4)	376.8	28.8	60.3	73.4	214.3
Unrecognized income tax benefits (5)	16.5	0.7	7.1	8.7	—
Total contractual obligations	$4,900.4	$706.4	$769.0	$664.7	$2,760.3
	Amount of Commitment Expiration per Period
(in millions) Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Standby letters of credit (6)	$136.8	$136.8	$—	$—	$—
Guarantees (7)	149.0	36.8	57.1	34.5	20.6
Total commercial commitments	$285.8	$173.6	$57.1	$34.5	$20.6

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Excludes discount and issuance costs of $9.8 million.

(2)
Inclusive of all arrangements accounted for as operating, capital and financing leases. Includes imputed interest of $72.6 million over the life of financing lease obligations and imputed interest of $26.2 million over the life of capital lease obligations.

(3)	Includes commitments for food and beverage items, supplies, capital projects, information technology and other miscellaneous commitments.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through August of fiscal 2027.

(5)	Includes interest on unrecognized income tax benefits of $0.9 million, $0.1 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $125.6 million related to workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $11.2 million related to contractual operating lease obligations and other payments.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

During the quarter ended August 28, 2016, we repurchased 3.2 million shares of our common stock compared to 0.1 thousand shares of our common stock during the quarter ended August 30, 2015. As of August 28, 2016, we have repurchased a total of 188.1 million shares of our common stock, 175.5 million of which have been retired and restored to authorized but unissued shares of common stock. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces the previously existing share repurchase authorization.
Net cash flows provided by operating activities of continuing operations increased to $173.1 million for the first three months of fiscal 2017, from $138.0 million for the first three months of fiscal 2016. The increase was primarily due to higher net earnings, current period activity of taxable timing differences offset by the timing of payments of accounts payable.
Net cash flows used in investing activities of continuing operations were $63.1 million for the first three months of fiscal 2017, compared to net cash flows provided by investing activities of continuing operations of $61.6 million for the first three months of fiscal 2016. Capital expenditures decreased to $60.1 million for the first three months of fiscal 2017 from $64.9 million for the first three months of fiscal 2016 reflecting a decrease in new restaurant construction during fiscal 2017. Proceeds from the disposal of land, buildings and equipment of $130.2 million for the first three months of fiscal 2016 reflect the impact of closed sale-leaseback transactions.
Net cash flows used in financing activities of continuing operations were $263.1 million for the first three months of fiscal 2017, compared to $17.0 million for the first three months of fiscal 2016. Net cash flows used in financing activities for the first three months of fiscal 2017 included dividends paid of $70.5 million and share repurchases of $195.6 million partially offset by the proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2016 included dividends paid of $70.0 million and payments of long-term debt of $15.0 million partially offset by proceeds from the exercise of employee stock options, Dividends declared by our Board of Directors totaled $0.56 per share for the first three months of fiscal 2017, compared to $0.55 per share for the same period in fiscal 2016.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2017.
It is possible that changes in circumstances, existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2016 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 28, 2016, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.01 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $610.8 million as of August 28, 2016, compared to $820.3 million as of May 29, 2016. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock during the first quarter of fiscal 2017.
Our current liabilities totaled $1.13 billion as of August 28, 2016, compared to $1.19 billion as of May 29, 2016. The decrease was primarily due to a decrease in unearned revenues associated with gift card redemptions in excess of sales and a decrease in accrued payroll related to the payment of annual incentive compensation.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 29, 2016.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2017, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2016, which are summarized as follows:

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

•	The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;

•	Labor and insurance costs;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	Intense competition, or an insufficient focus on competition and the consumer landscape;

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity derivative instruments for other than trading purposes (see Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 28, 2016, our potential losses in future net earnings resulting from changes in equity forwards exposures were approximately $20.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $71.4 million. The fair value of our long-term fixed-rate debt outstanding as of August 28, 2016, averaged $519.8 million, with a high of $530.8 million and a low of $502.0 million during the first three months of fiscal 2017. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 28, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 28, 2016.
During the fiscal quarter ended August 28, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 29, 2016.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 28, 2016.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 30, 2016 through July 3, 2016	223,751	$66.09	223,751	$300.8
July 4, 2016 through July 31, 2016	1,865,588	$61.78	1,865,588	$185.5
August 1, 2016 through August 28, 2016	1,074,734	$60.97	1,074,734	$120.0
Total	3,164,073	$61.81	3,164,073	$120.0

(1)
All of the shares purchased during the quarter ended August 28, 2016 were purchased as part of our repurchase program. On September 29, 2015, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016 does not have an expiration, replaces the previously existing share repurchase authorization and eliminates the balance of approximately $115.6 million available for repurchase remaining under the previous authorization.

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

Item 5.Other Information
Entry into Change in Control Agreement with Certain Named Executive Officers
In accordance with plans the Company disclosed in the Company’s Definitive Proxy Statement filed with the SEC on August 15, 2016 (the “2016 Proxy”), effective October 1, 2016, each of Eugene I. Lee, Jr., the President and Chief Executive Officer of the Company and David C. George, President of Olive Garden and Executive Vice President of Darden Restaurants, entered into a Change in Control Agreement with the Company (the “CIC Agreement”) in the standard form for eligible executives of the Company, including the Company’s named executive officers. Messers. Lee and George had each been party to the Company’s prior form of change in control agreement, known as Management Continuity Agreement, which agreements terminated on October 1, 2016. The terms of the CIC Agreement, including amounts payable to Messers. Lee and George thereunder, are described in greater detail beginning on p. 54 of the 2016 Proxy, which description is incorporated herein by reference. That description of the CIC Agreement does not purport to be complete and is qualified in its entirety by reference to the Form of Change in Control Agreement, a copy of which was filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015 filed with the Securities and Exchange Commission on July 24, 2015.

Item 6.Exhibits
 The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	October 5, 2016	By:	/s/ Ricardo Cardenas
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