Form 10-Q
period 2016-11-27
DARDEN RESTAURANTS INC
filed 2017-01-04
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2016: 124,165,070 (excluding 1,268,251 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Sales	$1,642.5	$1,608.8	$3,356.9	$3,295.8
Costs and expenses:
Food and beverage	478.1	482.1	971.3	984.9
Restaurant labor	538.1	523.8	1,083.9	1,059.8
Restaurant expenses	305.3	278.0	609.0	549.9
Marketing expenses	57.1	58.3	120.8	123.9
General and administrative expenses	79.5	101.9	167.2	199.0
Depreciation and amortization	67.8	75.3	134.6	156.4
Impairments and disposal of assets, net	0.1	7.7	(7.7)	6.0
Total operating costs and expenses	$1,526.0	$1,527.1	$3,079.1	$3,079.9
Operating income	116.5	81.7	277.8	215.9
Interest, net	9.5	57.3	19.4	79.7
Earnings before income taxes	107.0	24.4	258.4	136.2
Income tax expense (benefit)	27.3	(5.7)	67.6	25.1
Earnings from continuing operations	$79.7	$30.1	$190.8	$111.1
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(0.6), $0.2, $(1.3) and $3.2, respectively	(0.2)	13.1	(1.1)	18.5
Net earnings	$79.5	$43.2	$189.7	$129.6
Basic net earnings per share:
Earnings from continuing operations	$0.65	$0.23	$1.54	$0.87
Earnings (loss) from discontinued operations	—	0.11	(0.01)	0.14
Net earnings	$0.65	$0.34	$1.53	$1.01
Diluted net earnings per share:
Earnings from continuing operations	$0.64	$0.23	$1.52	$0.86
Earnings (loss) from discontinued operations	—	0.10	(0.01)	0.14
Net earnings	$0.64	$0.33	$1.51	$1.00
Average number of common shares outstanding:
Basic	123.1	128.1	124.0	127.7
Diluted	124.9	129.9	125.8	129.7
Dividends declared per common share	$0.56	$0.55	$1.12	$1.10

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Net earnings	$79.5	$43.2	$189.7	$129.6
Other comprehensive income (loss):
Foreign currency adjustment	0.6	0.1	0.6	0.9
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $13.8, $0.0 and $14.3, respectively	5.3	20.2	2.8	20.9
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.1, $0.0, $0.2 and $(0.1), respectively, related to pension and other post-employment benefits	0.2	(0.1)	0.3	(0.2)
Other comprehensive income	$6.1	$20.2	$3.7	$21.6
Total comprehensive income	$85.6	$63.4	$193.4	$151.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 27, 2016	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116.8	$274.8
Receivables, net	69.8	64.0
Inventories	183.6	175.4
Prepaid income taxes	44.6	46.1
Prepaid expenses and other current assets	82.2	76.4
Deferred income taxes	173.1	163.3
Assets held for sale	13.3	20.3
Total current assets	$683.4	$820.3
Land, buildings and equipment, net of accumulated depreciation and amortization of $1,909.9 and $1,819.0, respectively	2,056.9	2,041.6
Goodwill	872.3	872.3
Trademarks	575.2	574.6
Other assets	274.1	273.8
Total assets	$4,461.9	$4,582.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249.6	$241.9
Accrued payroll	109.0	135.1
Other accrued taxes	48.9	49.1
Unearned revenues	336.2	360.4
Other current liabilities	407.6	400.6
Total current liabilities	$1,151.3	$1,187.1
Long-term debt, less current portion	440.5	440.0
Deferred income taxes	260.8	255.2
Deferred rent	266.1	249.7
Other liabilities	489.8	498.6
Total liabilities	$2,608.5	$2,630.6
Stockholders’ equity:
Common stock and surplus	$1,522.9	$1,502.6
Retained earnings	424.4	547.5
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(83.3)	(87.0)
Unearned compensation	(2.8)	(3.3)
Total stockholders’ equity	$1,853.4	$1,952.0
Total liabilities and stockholders’ equity	$4,461.9	$4,582.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended November 27, 2016 and November 29, 2015
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	189.7	—	—	—	189.7
Other comprehensive income	—	—	—	3.7	—	3.7
Dividends declared	—	(139.5)	—	—	—	(139.5)
Stock option exercises (1.1 shares)	43.4	—	—	—	—	43.4
Stock-based compensation	7.4	—	—	—	—	7.4
ESOP note receivable repayments	—	—	—	—	0.5	0.5
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Repurchases of common stock (3.5 shares)	(41.4)	(173.3)	—	—	—	(214.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.6	—	—	—	—	2.6
Balance at November 27, 2016	$1,522.9	$424.4	$(7.8)	$(83.3)	$(2.8)	$1,853.4

Balance at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	129.6	—	—	—	129.6
Other comprehensive income	—	—	—	21.6	—	21.6
Dividends declared	—	(140.6)	—	—	—	(140.6)
Stock option exercises (1.5 shares)	59.7	—	—	—	—	59.7
Stock-based compensation	8.5	—	—	—	—	8.5
ESOP note receivable repayments	—	—	—	—	0.4	0.4
Income tax benefits credited to equity	12.0	—	—	—	—	12.0
Repurchases of common stock (0.0 shares)	(0.1)	(0.3)	—	—	—	(0.4)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.3	—	—	—	—	2.3
Separation of Four Corners Property Trust	—	(436.8)	—	—	—	(436.8)
Balance at November 29, 2015	$1,488.3	$577.9	$(7.8)	$(65.0)	$(3.6)	$1,989.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 27, 2016	November 29, 2015
Cash flows—operating activities
Net earnings	$189.7	$129.6
(Earnings) losses from discontinued operations, net of tax	1.1	(18.5)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	134.6	156.4
Impairments and disposal of assets, net	(7.7)	6.0
Amortization of loan costs and losses on interest-rate related derivatives	0.5	3.1
Stock-based compensation expense	18.0	17.3
Change in current assets and liabilities	(72.6)	(91.0)
Contributions to pension and postretirement plans	(0.8)	(0.7)
Change in cash surrender value of trust-owned life insurance	(3.5)	1.8
Deferred income taxes	(5.8)	(58.8)
Change in deferred rent	15.9	10.7
Change in other assets and liabilities	15.1	(5.0)
Loss on extinguishment of debt	—	35.5
Other, net	9.8	4.2
Net cash provided by operating activities of continuing operations	$294.3	$190.6
Cash flows—investing activities
Purchases of land, buildings and equipment	(135.3)	(122.2)
Proceeds from disposal of land, buildings and equipment	6.9	311.4
Purchases of marketable securities	(0.9)	—
Proceeds from sale of marketable securities	2.0	0.8
Purchases of capitalized software and other assets	(13.4)	(10.5)
Net cash provided by (used in) investing activities of continuing operations	$(140.7)	$179.5
Cash flows—financing activities
Proceeds from issuance of common stock	46.0	62.1
Income tax benefits credited to equity	8.3	12.0
Special cash distribution from Four Corners Property Trust	—	315.0
Dividends paid	(139.5)	(140.6)
Repurchases of common stock	(214.7)	(0.4)
ESOP note receivable repayments	0.5	0.4
Repayment of long-term debt	—	(270.0)
Principal payments on capital and financing leases	(1.8)	(1.6)
Net cash used in financing activities of continuing operations	$(301.2)	$(23.1)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(10.4)	(31.6)
Net cash provided by investing activities of discontinued operations	—	6.3
Net cash used in discontinued operations	$(10.4)	$(25.3)

Increase (decrease) in cash and cash equivalents	(158.0)	321.7
Cash and cash equivalents - beginning of period	274.8	535.9
Cash and cash equivalents - end of period	$116.8	$857.6

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 27, 2016	November 29, 2015
Cash flows from changes in current assets and liabilities
Receivables, net	(1.7)	15.9
Inventories	(8.3)	(6.3)
Prepaid expenses and other current assets	(5.3)	(7.6)
Accounts payable	(3.5)	(1.2)
Accrued payroll	(26.1)	(31.0)
Prepaid/accrued income taxes	1.4	(7.1)
Other accrued taxes	(0.2)	(0.7)
Unearned revenues	(12.9)	(10.6)
Other current liabilities	(16.0)	(42.4)
Change in current assets and liabilities	$(72.6)	$(91.0)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 6 joint venture restaurants managed by us and 19 franchised restaurants. We also have 34 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May, and our fiscal year ending May 28, 2017 will contain 52 weeks of operation. Operating results for the quarter ended November 27, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 28, 2017.
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
REIT Transaction - Separation of Four Corners
On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of common stock for every three shares of Darden common stock to Darden shareholders. The separation included the transfer of 6 LongHorn Steakhouse restaurants and 418 restaurant properties to Four Corners.
Application of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions. This update permits the use of either the retrospective or cumulative effect transition method, however we have not yet selected a transition method. Upon initial evaluation, we do not believe this guidance will impact our recognition of revenue from company-owned restaurants, which is our primary source of revenue. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including franchises and consumer packaged goods.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for us in the first quarter of fiscal 2018, which is when we plan to adopt these provisions. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for us in the first quarter of fiscal 2018, which is when we plan to adopt these provisions. Other than the revised

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for us in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. Upon initial evaluation, we expect our balance sheet presentation will be materially impacted upon adoption. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for us in the first quarter of fiscal 2018, which is when we plan to adopt these provisions. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. We have not yet determined the effect of the standard on our ongoing financial reporting.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Earnings (loss) from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Costs and expenses:
Restaurant and marketing expenses	$(0.2)	$—	$—	$0.3
Other income and expenses (1)	1.0	(13.3)	2.4	(22.0)
Earnings (loss) before income taxes	(0.8)	13.3	(2.4)	21.7
Income tax expense (benefit)	(0.6)	0.2	(1.3)	3.2
Earnings (loss) from discontinued operations, net of tax	$(0.2)	$13.1	$(1.1)	$18.5

(1)	Amounts for the quarter and six months ended November 29, 2015 include gains recognized upon satisfaction of landlord consents.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of November 27, 2016 and May 29, 2016, consisted of land, buildings and equipment with carrying amounts of $13.3 million and $20.3 million, respectively, primarily related to excess land parcels adjacent to our corporate headquarters.
Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 27, 2016	November 29, 2015
Interest paid, net of amounts capitalized	$18.6	$40.8
Income taxes paid, net of refunds	57.2	103.9

Non-cash investing and financing activities are as follows:	Six Months Ended
(in millions)	November 27, 2016	November 29, 2015
Increase in land, buildings and equipment through accrued purchases	$26.1	$11.2
Net book value of assets distributed in Four Corners separation, net of deferred tax liabilities	—	751.8
Note 4.Income Taxes

The effective income tax rate for the quarter ended November 27, 2016 was 25.5 percent compared to an effective income tax rate benefit of 23.4 percent for the quarter ended November 29, 2015. The effective income tax rate for the six months ended November 27, 2016 was 26.2 percent compared to an effective income tax rate of 18.4 percent for the six months ended November 29, 2015. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs, and debt retirement costs recognized during fiscal 2016, our effective tax rates would have been approximately 18.5 percent and 25.0 percent for the quarter and six months ended November 29, 2015, respectively. The increase in the effective income tax rate for the quarter and six months ended November 27, 2016 as compared to the quarter and six months ended November 29, 2015, excluding these impacts, is primarily attributable to the unfavorable impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on higher earnings before income taxes.
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

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Anti-dilutive stock-based compensation awards	0.9	0.4	0.7	0.2

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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 27, 2016
Sales	$915.0	$365.0	$128.6	$233.9	$—	$1,642.5
Restaurant and marketing expenses	761.5	312.6	105.2	199.3	—	1,378.6
Segment profit	$153.5	$52.4	$23.4	$34.6	$—	$263.9

Depreciation and amortization	$31.1	$16.3	$7.2	$13.2	$—	$67.8
Impairments and disposal of assets, net	(0.2)	—	—	—	0.3	0.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 29, 2015
Sales	$892.3	$365.1	$123.3	$228.1	$—	$1,608.8
Restaurant and marketing expenses	735.2	310.3	100.9	195.8	—	1,342.2
Segment profit	$157.1	$54.8	$22.4	$32.3	$—	$266.6

Depreciation and amortization	$36.3	$18.7	$7.1	$13.2	$—	$75.3
Impairments and disposal of assets, net	1.2	—	—	6.5	—	7.7

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 27, 2016
Sales	$1,876.2	$751.3	$242.8	$486.6	$—	$3,356.9
Restaurant and marketing expenses	1,536.4	638.8	202.6	407.2	—	2,785.0
Segment profit	$339.8	$112.5	$40.2	$79.4	$—	$571.9

Depreciation and amortization	$61.1	$32.6	$14.4	$26.5	$—	$134.6
Impairments and disposal of assets, net	(1.7)	(0.1)	—	(6.1)	0.2	(7.7)
Purchases of land, buildings and equipment	60.9	28.4	21.6	22.7	1.7	135.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 29, 2015
Sales	$1,836.9	$748.9	$236.5	$473.5	$—	$3,295.8
Restaurant and marketing expenses	1,487.8	637.0	196.3	397.4	—	2,718.5
Segment profit	$349.1	$111.9	$40.2	$76.1	$—	$577.3

Depreciation and amortization	$76.0	$39.4	$14.4	$26.6	$—	$156.4
Impairments and disposal of assets, net	—	(1.2)	0.7	6.5	—	6.0
Purchases of land, buildings and equipment	44.1	30.3	8.0	37.4	2.4	122.2

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Segment profit	$263.9	$266.6	$571.9	$577.3
Less general and administrative expenses	(79.5)	(101.9)	(167.2)	(199.0)
Less depreciation and amortization	(67.8)	(75.3)	(134.6)	(156.4)
Less impairments and disposal of assets, net	(0.1)	(7.7)	7.7	(6.0)
Less interest, net	(9.5)	(57.3)	(19.4)	(79.7)
Earnings before income taxes	$107.0	$24.4	$258.4	$136.2
Note 7. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Restaurant impairments	$—	$7.9	$—	$9.2
Disposal gains	(1.2)	(0.2)	(9.0)	(3.2)
Other	1.3	—	1.3	—
Impairments and disposal of assets, net	$0.1	$7.7	$(7.7)	$6.0
Restaurant impairments for the quarter and six months ended November 29, 2015 were primarily related to underperforming restaurants and restaurant assets involved in individual sale-leaseback transactions.
Disposal gains for the quarter and six months ended November 27, 2016 were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels. For the six months ended November 29, 2015, disposal gains were primarily related to sale-leaseback transactions and a restaurant lease termination.
Other impairment charges for the quarter and six months ended November 27, 2016 primarily related to a cost-method investment, which has no remaining carrying value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended November 27, 2016 and November 29, 2015 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at August 28, 2016	$(1.2)	$0.1	$1.4	$(89.7)	$(89.4)
Gain (loss)	0.6	—	5.3	—	5.9
Reclassification realized in net earnings	—	—	—	0.2	0.2
Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)

Balance at August 30, 2015	$(0.9)	$0.1	$(18.4)	$(66.0)	$(85.2)
Gain (loss)	0.1	—	(2.1)	—	(2.0)
Reclassification realized in net earnings	—	—	22.3	(0.1)	22.2
Balance at November 29, 2015	$(0.8)	$0.1	$1.8	$(66.1)	$(65.0)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended November 27, 2016 and November 29, 2015 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	0.6	—	1.4	—	2.0
Reclassification realized in net earnings	—	—	1.4	0.3	1.7
Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)

Balance at May 31, 2015	$(1.7)	$0.1	$(19.1)	$(65.9)	$(86.6)
Gain (loss)	0.9	—	(0.1)	—	0.8
Reclassification realized in net earnings	—	—	21.0	(0.2)	20.8
Balance at November 29, 2015	$(0.8)	$0.1	$1.8	$(66.1)	$(65.0)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Derivatives
Equity contracts	(1)	$—	$—	$(1.4)	$2.1
Interest rate contracts	(2)	—	(36.1)	—	(37.4)
Total before tax		$—	$(36.1)	$(1.4)	$(35.3)
Tax benefit		—	13.8	—	14.3
Net of tax		$—	$(22.3)	$(1.4)	$(21.0)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.8)	$(0.8)	$(1.6)	$(1.4)
Recognized net actuarial gain - other plans	(4)	0.5	0.9	1.1	1.7
Total before tax		$(0.3)	$0.1	$(0.5)	$0.3
Tax benefit (expense)		0.1	—	0.2	(0.1)
Net of tax		$(0.2)	$0.1	$(0.3)	$0.2

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

(2)
Included in interest, net, on our consolidated statements of earnings. Reclassifications for the quarter and six months ended November 29, 2015 primarily related to the acceleration of hedge loss amortization resulting from the pay down of debt.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 9 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 9.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Interest cost	$2.6	$2.6	$5.1	$5.3
Expected return on plan assets	(4.1)	(3.6)	(8.0)	(7.2)
Recognized net actuarial loss	0.8	0.8	1.6	1.4
Net periodic benefit (credit) cost	$(0.7)	$(0.2)	$(1.3)	$(0.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(2.4)	(2.4)
Recognized net actuarial loss	0.4	0.3	0.8	0.6
Net periodic benefit (credit) cost	$(0.5)	$(0.6)	$(1.1)	$(1.3)
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

	Stock Options Granted
	Six Months Ended
	November 27, 2016	November 29, 2015
Weighted-average fair value (1)	$9.08	$12.72
Dividend yield	3.5%	3.3%
Expected volatility of stock	24.3%	28.0%
Risk-free interest rate	1.4%	1.9%
Expected option life (in years)	6.5	6.5
Weighted-average exercise price per share (1)	$59.70	$64.85
 (1) Weighted averages for the three months ended November 29, 2015 were adjusted for the impact of the separation of Four Corners.
The following table presents a summary of our stock-based compensation activity for the six months ended November 27, 2016:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	6.32	0.11	1.43	0.21	0.17
Awards granted	0.58	0.05	0.31	—	0.19
Awards exercised/vested	(1.12)	(0.01)	(0.27)	(0.10)	—
Awards forfeited	(0.15)	(0.01)	(0.05)	(0.03)	(0.03)
Performance unit adjustment	—	—	—	0.01	—
Outstanding end of period	5.63	0.14	1.42	0.09	0.33

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Stock options	$1.6	$2.4	$3.1	$4.9
Restricted stock/restricted stock units	0.3	0.5	0.7	0.9
Darden stock units	6.7	2.6	9.3	6.8
Cash-settled performance stock units	1.3	0.2	1.3	2.0
Equity-settled performance stock units	1.3	0.8	2.4	1.1
Employee stock purchase plan	0.3	0.3	0.6	0.6
Director compensation program/other	0.3	0.3	0.6	1.0
Total stock-based compensation expense	$11.8	$7.1	$18.0	$17.3
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 27, 2016, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
Equity forwards	November 27, 2016			November 27, 2016	May 29, 2016	November 27, 2016	May 29, 2016
Designated	0.4	$58.37	$23.6	$0.7	$1.2	$—	$—
Not designated	0.5	$51.34	$26.6	1.0	2.6	—	—
Total equity forwards				$1.7	$3.8	$—	$—

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of equity forwards accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Gain (loss) recognized in AOCI (effective portion)	$5.3	$(2.1)	$1.4	$(0.1)
Gain (loss) reclassified from AOCI to earnings (effective portion)	—	—	(1.4)	2.1
Gain (loss) recognized in earnings (ineffective portion) (1)	0.1	0.4	0.3	0.5

(1)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

The effects of equity forwards not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Restaurant labor expenses	$2.6	$(0.7)	$1.5	$1.0
General and administrative expenses	4.9	(1.6)	2.9	2.2
Total	$7.5	$(2.3)	$4.4	$3.2

Based on the fair value of our derivative instruments designated as cash flow hedges as of November 27, 2016, we expect to reclassify $0.9 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
During fiscal 2016, in connection with the repayment of our 2017, 2021 and 2022 senior notes, we settled the associated interest-rate swap agreements and accelerated the associated amortization of previously settled interest-rate related cash flow hedges.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net and accounts payable approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 27, 2016 and May 29, 2016:

Items Measured at Fair Value at November 27, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$1.7	$—	$1.7	$—
U.S. Treasury securities	(2)	3.1	3.1	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	1.7	—	1.7	—
Total		$7.5	$3.1	$4.4	$—

Items Measured at Fair Value at May 29, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	3.9	3.9	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	3.8	—	3.8	—
Total		$10.7	$3.9	$6.8	$—

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
The carrying value and fair value of long-term debt as of November 27, 2016, was $440.5 million and $494.1 million, respectively. The carrying value and fair value of long-term debt as of May 29, 2016, was $440.0 million and $499.5 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. During the quarter and six months ended November 27, 2016, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis. As of May 29, 2016, long-lived assets held and used with a carrying value of $5.4 million, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $5.4 million. As of May 29, 2016, long-lived assets held for sale with a carrying value of $17.5 million, related to excess land parcels adjacent to our corporate headquarters, were written down to their fair value of $16.9 million, resulting in an impairment charge of $0.6 million.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 27, 2016 and May 29, 2016, we had $125.4 million and $116.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 27, 2016 and May 29, 2016, we had $11.0 million and $8.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 27, 2016 and May 29, 2016, we had $159.9 million and $154.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 27, 2016 and May 29, 2016, amounted to $134.9 million and $119.3 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2018 through fiscal 2027.
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
Note 14. Subsequent Events
On December 14, 2016, the Board of Directors declared a cash dividend of $0.56 per share to be paid February 1, 2017 to all shareholders of record as of the close of business on January 10, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 27, 2016 and November 29, 2015.

	Three Months Ended			Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	% Chg	November 27, 2016	November 29, 2015	% Chg
Sales	$1,642.5	$1,608.8	2.1%	$3,356.9	$3,295.8	1.9%
Costs and expenses:
Food and beverage	478.1	482.1	(0.8)	971.3	984.9	(1.4)
Restaurant labor	538.1	523.8	2.7	1,083.9	1,059.8	2.3
Restaurant expenses	305.3	278.0	9.8	609.0	549.9	10.7
Marketing expenses	57.1	58.3	(2.1)	120.8	123.9	(2.5)
General and administrative expenses	79.5	101.9	(22.0)	167.2	199.0	(16.0)
Depreciation and amortization	67.8	75.3	(10.0)	134.6	156.4	(13.9)
Impairments and disposal of assets, net	0.1	7.7	(98.7)	(7.7)	6.0	NM
Total costs and expenses	$1,526.0	$1,527.1	(0.1)	$3,079.1	$3,079.9	—
Operating income	116.5	81.7	42.6	277.8	215.9	28.7
Interest, net	9.5	57.3	(83.4)	19.4	79.7	(75.7)
Earnings before income taxes	107.0	24.4	338.5	258.4	136.2	89.7
Income tax expense (benefit) (1)	27.3	(5.7)	NM	67.6	25.1	169.3
Earnings from continuing operations	$79.7	$30.1	164.8	$190.8	$111.1	71.7
Earnings (loss) from discontinued operations, net of tax	(0.2)	13.1	NM	(1.1)	18.5	NM
Net earnings	$79.5	$43.2	84.0%	$189.7	$129.6	46.4%
Diluted net earnings per share:
Earnings from continuing operations	$0.64	$0.23	178.3%	$1.52	$0.86	76.7%
Earnings (loss) from discontinued operations	—	0.10	NM	(0.01)	0.14	NM
Net earnings	$0.64	$0.33	93.9%	$1.51	$1.00	51.0%

(1) Effective tax rate	25.5%	(23.4)%		26.2%	18.4%
NM = not meaningful
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2017, compared with the number open at the end of fiscal 2016 and the end of the second quarter of fiscal 2016.

	November 27, 2016	May 29, 2016	November 29, 2015
Olive Garden (1)	842	843	844
LongHorn Steakhouse	485	481	479
Yard House	65	65	62
The Capital Grille	56	54	54
Bahama Breeze	36	37	37
Seasons 52	40	40	42
Eddie V's	17	16	16
Total	1,541	1,536	1,534

(1)	Includes six locations in Canada for all periods presented.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.64 billion and $3.36 billion for the second quarter and first six months of fiscal 2017, compared to $1.61 billion and $3.30 billion for the second quarter and first six months of fiscal 2016. The increase of 2.1 percent in sales for the second quarter of fiscal 2017 was primarily driven by a combined Darden same-restaurant sales increase of 1.7 percent as well as revenue from the addition of seven net new company-owned restaurants since the second quarter of fiscal 2016. The increase of 1.9 percent in sales for the first six months of fiscal 2017 was primarily driven by a combined Darden same-restaurant sales increase of 1.5 percent as well as revenue from the addition of seven net new company-owned restaurants since the second quarter of fiscal 2016.
For the second quarter of fiscal 2017, our net earnings from continuing operations were $79.7 million compared to $30.1 million for the second quarter of fiscal 2016, and our diluted net earnings per share from continuing operations were $0.64 for the second quarter of fiscal 2017 compared to $0.23 for the second quarter of fiscal 2016. Our diluted per share results from continuing operations for the second quarter of fiscal 2016 were adversely impacted by approximately $0.16 related to the real estate plan implementation, approximately $0.17 related to debt retirement costs and positively impacted by approximately $0.02 due to a tax benefit associated with the fiscal 2015 lobster aquaculture divestiture.
For the first six months of fiscal 2017, our net earnings from continuing operations were $190.8 million compared to $111.1 million for the first six months of fiscal 2016, and our diluted net earnings per share from continuing operations were $1.52 for the first six months of fiscal 2017 compared to $0.86 for the first six months of fiscal 2016. Our diluted per share results from continuing operations for the first six months of fiscal 2016 were adversely impacted by approximately $0.21 related to the real estate plan implementation, approximately $0.17 related to debt retirement costs and positively impacted by approximately $0.02 due to a tax benefit associated with the fiscal 2015 lobster aquaculture divestiture.

Outlook
We expect combined Darden same-restaurant sales to increase in fiscal 2017 between 1.0 percent and 2.0 percent, and we expect fiscal 2017 sales from continuing operations to increase between 1.7 percent and 2.7 percent. In fiscal 2017, we expect to open approximately 24 to 28 new restaurants, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and invest in technology initiatives to be between $310.0 million and $350.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 27, 2016	November 29, 2015	% Chg	SRS (1)	November 27, 2016	November 29, 2015	% Chg	SRS (1)
Olive Garden	$915.0	$892.3	2.5%	2.6%	$1,876.2	$1,836.9	2.1%	2.3%
LongHorn Steakhouse	$365.0	$365.1	—%	0.1%	$751.3	$748.9	0.3%	0.4%
Yard House	$126.0	$118.2	6.6%	0.7%	$259.7	$242.5	7.1%	0.3%
The Capital Grille	$102.1	$98.0	4.2%	1.2%	$191.5	$186.7	2.6%	0.1%
Bahama Breeze	$46.2	$46.3	(0.2)%	2.6%	$105.1	$104.4	0.7%	3.3%
Seasons 52	$57.5	$60.5	(5.0)%	(0.3)%	$113.7	$120.1	(5.3)%	0.1%
Eddie V's	$26.5	$25.2	5.2%	2.7%	$51.3	$49.8	3.0%	(0.3)%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increases for the second quarter and first six months of fiscal 2017 were primarily driven by U.S. same-restaurant sales increases partially offset by a net decrease of two restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2017 resulted from a 2.6 percent increase in average check. The increase in U.S. same-restaurant sales for the first six months of fiscal 2017 resulted from a 2.8 percent increase in average check partially offset by a 0.5 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales were essentially flat for the second quarter of fiscal 2017. The increase in same-restaurant sales for the second quarter of fiscal 2017 resulted from a 1.2 percent increase in average check partially offset by a 1.1 percent decrease in same-restaurant guest counts. LongHorn Steakhouse’s sales increase for the first six months of fiscal 2017 was primarily driven by a same-restaurant sales increase combined with revenue from six net new restaurants. The increase in same-restaurant sales for the first six months of fiscal 2017 resulted from a 1.6 percent increase in average check partially offset by a 1.2 percent decrease in same-restaurant guest counts.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the second quarter and first six months of fiscal 2017, which were 2.9 percent and 2.5 percent above last fiscal year’s second quarter and first six months, respectively. The sales increases were primarily driven by the incremental sales from three net new Yard House restaurants added since the second quarter of fiscal 2016, partially offset by lower sales at Seasons 52 driven by a net decrease of two restaurants since the second quarter of fiscal 2016.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended November 27, 2016 and November 29, 2015.

	Three Months Ended		Six Months Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	29.1	30.0	28.9	29.9
Restaurant labor	32.8	32.6	32.3	32.2
Restaurant expenses	18.6	17.3	18.1	16.7
Marketing expenses	3.5	3.6	3.6	3.8
General and administrative expenses	4.8	6.2	5.0	5.9
Depreciation and amortization	4.1	4.7	4.0	4.7
Impairments and disposal of assets, net	—	0.5	(0.2)	0.2
Total operating costs and expenses	92.9%	94.9%	91.7%	93.4%
Operating income	7.1	5.1	8.3	6.6
Interest, net	0.6	3.6	0.6	2.5
Earnings before income taxes	6.5	1.5	7.7	4.1
Income tax expense (benefit)	1.7	(0.4)	2.0	0.7
Earnings from continuing operations	4.9	1.9	5.7	3.4
Quarter Ended November 27, 2016 Compared to Quarter Ended November 29, 2015

•	Food and beverage costs decreased as a percent of sales as a result of pricing, food cost deflation, primarily beef, and cost savings initiatives.

•	Restaurant labor costs increased as a percent of sales primarily due to wage-rate inflation, partially offset by sales leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher rent expense resulting from individual sale-leasebacks and the spin-off of Four Corners Property Trust (Four Corners) (collectively "real estate transactions").

•	Marketing expenses decreased as a percent of sales, primarily due to lower media spending and sales leverage.

•	General and administrative expenses decreased as a percent of sales, primarily due to expenses incurred in fiscal 2016 related to the real estate plan implementation.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the real estate transactions.

•	Impairments and disposal of assets, net, were lower as a percent of sales due to higher restaurant-related impairments in fiscal 2016.

Six Months Ended November 27, 2016 Compared to Six Months Ended November 29, 2015

•	Food and beverage costs decreased as a percent of sales as a result of pricing, cost savings initiatives and food cost deflation, primarily beef.

•	Restaurant labor costs increased a percent of sales primarily due to wage-rate inflation, partially offset by sales leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher rent expense resulting from the real estate transactions.

•	Marketing expenses decreased as a percent of sales, primarily due to lower media spending and sales leverage.

•	General and administrative expenses decreased as a percent of sales, primarily due to expenses incurred in fiscal 2016 related to the real estate plan implementation.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the real estate transactions.

•	Impairments and disposal of assets, net, were lower as a percent of sales due the benefit from lease termination gains in fiscal 2017 compared to restaurant-related impairments in fiscal 2016.
INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the second quarter and the first six months of fiscal 2017 primarily due to the $35.6 million of debt retirement costs recorded in the second quarter fiscal 2016 and lower average debt balances in the second quarter and the first six months of fiscal 2017 as compared to the same periods in fiscal 2016 due to the repayment of debt with proceeds from the real estate transactions and additional cash on hand.
INCOME TAXES
The effective income tax rate for the quarter ended November 27, 2016 was 25.5 percent compared to an effective income tax rate benefit of 23.4 percent for the quarter ended November 29, 2015. The effective income tax rate for the six months ended November 27, 2016 was 26.2 percent compared to an effective income tax rate of 18.4 percent for the six months ended November 29, 2015. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs, and debt retirement costs recognized during fiscal 2016, our effective tax rates would have been approximately 18.5 percent and 25.0 percent for the quarter and six months ended November 29, 2015, respectively. The increase in the effective income tax rate for the quarter and six months ended November 27, 2016 as compared to the quarter and six months ended November 29, 2015, excluding these impacts, is primarily attributable to the unfavorable impact of FICA tax credits for employee reported tips and Work Opportunity Tax Credits on higher earnings before income taxes.
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for the second quarter and first six months of fiscal 2017 were a net loss of $0.2 million ($0.00 per diluted share) and $1.1 million ($0.01 per diluted share) compared with earnings from discontinued operations for the second quarter and first six months of fiscal 2016 of $13.1 million ($0.10 per diluted share) and $18.5 million ($0.14 per diluted share), respectively. Earnings from discontinued operations reflects pre-tax gains of $17.4 million recorded in the first six months of fiscal 2016 related to the sale of Red Lobster.
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

Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Six Months Ended
Segment	November 27, 2016	November 29, 2015	Change		November 27, 2016	November 29, 2015	Change
Olive Garden	16.8%	17.6%	(80)	BP	18.1%	19.0%	(90)	BP
LongHorn Steakhouse	14.4%	15.0%	(60)	BP	15.0%	14.9%	10	BP
Fine Dining	18.2%	18.2%	—	BP	16.6%	17.0%	(40)	BP
Other Business	14.8%	14.2%	60	BP	16.3%	16.1%	20	BP
The decrease in Olive Garden's segment profit margin for the second quarter and first six months of fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions. The decrease in LongHorn Steakhouse's segment profit margin for the second quarter of fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions, partially offset by food cost deflation. The growth in LongHorn Steakhouse's segment profit margin for the first six months of fiscal 2017 was driven primarily by leveraging positive same-restaurant sales as well as improved cost of sales and food cost deflation, partially offset by additional rent expense resulting from the real estate transactions. Fine Dining's segment profit margin for the second quarter of fiscal 2017 was flat. The decrease in Fine Dining's segment profit margin for the first six months of fiscal 2017 was driven primarily by increased restaurant pre-opening expenses, partially offset by food cost deflation. The increase in Other Business' segment profit margin for the second quarter and first six months of fiscal 2017 was driven by lower pre-opening costs and food cost deflation partially offset by higher wage-rate related labor expenses.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 27, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.100 percent for LIBOR loans and 0.100 percent for base rate loans. As of November 27, 2016, we had no outstanding balances under the Revolving Credit Agreement.
As of November 27, 2016, our outstanding long-term debt consisted principally of:

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
The interest rate on our $300.0 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 27, 2016, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $294.3 million for the first six months of fiscal 2017, from $190.6 million for the first six months of fiscal 2016. The increase was primarily due to higher net earnings and current period activity of taxable timing differences.
Net cash flows used in investing activities of continuing operations were $140.7 million for the first six months of fiscal 2017, compared to net cash flows provided by investing activities of continuing operations of $179.5 million for the first six months of fiscal 2016. Capital expenditures increased to $135.3 million for the first six months of fiscal 2017 from $122.2 million for the first six months of fiscal 2016 reflecting an increase in new restaurant construction and remodel activity during fiscal 2017. Proceeds from the disposal of land, buildings and equipment of $311.4 million for the first six months of fiscal 2016 reflect the impact of closed sale-leaseback transactions.
Net cash flows used in financing activities of continuing operations were $301.2 million for the first six months of fiscal 2017, compared to $23.1 million for the first six months of fiscal 2016. Net cash flows used in financing activities for the first six months of fiscal 2017 included dividends paid of $139.5 million and share repurchases of $214.7 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first six months of fiscal 2016 included dividends paid of $140.6 million and payments of long-term debt of $270.0 million partially offset by the $315.0 million cash dividend received by us from Four Corners and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.12 per share for the first six months of fiscal 2017, compared to $1.10 per share for the same period in fiscal 2016.
During the quarter and six months ended November 27, 2016, we repurchased 0.3 million and 3.5 million shares, respectively, of our common stock compared to 6.4 thousand and 6.5 thousand shares, respectively, of our common stock during the quarter and six months ended November 29, 2015. As of November 27, 2016, of the 188.4 million cumulative shares repurchased under current and previous authorizations, 175.8 million shares were retired and restored to authorized but unissued shares of common stock. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces the previously existing share repurchase authorization. As of November 27, 2016, $485.3 million was available for repurchase under this authorization.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2016 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 27, 2016, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.01 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $683.4 million as of November 27, 2016, compared to $820.3 million as of May 29, 2016. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock during the first and second quarters of fiscal 2017.
Our current liabilities totaled $1.15 billion as of November 27, 2016, compared to $1.19 billion as of May 29, 2016. The decrease was primarily due to a decrease in accrued payroll related to the payment of annual incentive compensation and a decrease in unearned revenues associated with gift card redemptions in excess of sales.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 27, 2016, our potential losses in future net earnings resulting from changes in equity forwards exposures were approximately $25.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $72.0 million. The fair value of our long-term fixed-rate debt outstanding as of November 27, 2016, averaged $514.8 million, with a high of $530.8 million and a low of $492.6 million during the first six months of fiscal 2017. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 27,

2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 27, 2016.
During the fiscal quarter ended November 27, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 27, 2016.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 29, 2016 through October 2, 2016	72,789	$61.08	72,789	$500.0
October 3, 2016 through October 30, 2016	213,873	$62.01	213,873	$486.7
October 31, 2016 through November 27, 2016	22,149	$64.87	22,149	$485.3
Total	308,811	$62.00	308,811	$485.3

(1)
All of the shares purchased during the quarter ended November 27, 2016 were purchased as part of our repurchase program. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016, does not have an expiration, replaces the previously existing share repurchase authorization and eliminates the balance of approximately $115.6 million available for repurchase remaining under the previous authorization.

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

DARDEN RESTAURANTS, INC.

Dated:	January 4, 2017	By:	/s/ Ricardo Cardenas
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