Form 10-Q
period 2017-02-26
DARDEN RESTAURANTS INC
filed 2017-04-04
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2017: 124,338,659 (excluding 1,265,808 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Sales	$1,878.7	$1,847.5	$5,235.6	$5,143.3
Costs and expenses:
Food and beverage	541.5	537.8	1,512.8	1,522.7
Restaurant labor	578.3	572.5	1,662.2	1,632.3
Restaurant expenses	320.4	305.2	929.4	855.1
Marketing expenses	54.6	50.7	175.4	174.6
General and administrative expenses	87.2	95.2	254.4	294.2
Depreciation and amortization	67.9	67.0	202.5	223.4
Impairments and disposal of assets, net	(0.7)	(2.1)	(8.4)	3.9
Total operating costs and expenses	$1,649.2	$1,626.3	$4,728.3	$4,706.2
Operating income	229.5	221.2	507.3	437.1
Interest, net	9.3	83.1	28.7	162.8
Earnings before income taxes	220.2	138.1	478.6	274.3
Income tax expense	53.9	29.9	121.5	55.0
Earnings from continuing operations	$166.3	$108.2	$357.1	$219.3
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(0.9), $(0.3), $(2.2) and $2.9, respectively	(0.7)	(2.4)	(1.8)	16.1
Net earnings	$165.6	$105.8	$355.3	$235.4
Basic net earnings per share:
Earnings from continuing operations	$1.34	$0.85	$2.88	$1.72
Earnings (loss) from discontinued operations	(0.01)	(0.02)	(0.02)	0.12
Net earnings	$1.33	$0.83	$2.86	$1.84
Diluted net earnings per share:
Earnings from continuing operations	$1.32	$0.84	$2.84	$1.69
Earnings (loss) from discontinued operations	—	(0.02)	(0.02)	0.13
Net earnings	$1.32	$0.82	$2.82	$1.82
Average number of common shares outstanding:
Basic	124.1	127.6	124.1	127.7
Diluted	125.9	129.4	125.8	129.6
Dividends declared per common share	$0.56	$0.50	$1.68	$1.60

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Net earnings	$165.6	$105.8	$355.3	$235.4
Other comprehensive income (loss):
Foreign currency adjustment	(0.1)	—	0.5	0.9
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $0.0, $0.0 and $14.3, respectively	(0.7)	1.8	2.1	22.7
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.1, $0.0, $0.3 and $(0.1), respectively, related to pension and other post-employment benefits	0.1	(0.1)	0.4	(0.3)
Other comprehensive income (loss)	$(0.7)	$1.7	$3.0	$23.3
Total comprehensive income	$164.9	$107.5	$358.3	$258.7
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 26, 2017	May 29, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$391.4	$274.8
Receivables, net	43.6	64.0
Inventories	168.0	175.4
Prepaid income taxes	8.4	46.1
Prepaid expenses and other current assets	77.5	76.4
Deferred income taxes	182.7	163.3
Assets held for sale	13.3	20.3
Total current assets	$884.9	$820.3
Land, buildings and equipment, net of accumulated depreciation and amortization of $1,949.9 and $1,819.0, respectively	2,069.1	2,041.6
Goodwill	872.3	872.3
Trademarks	575.2	574.6
Other assets	278.3	273.8
Total assets	$4,679.8	$4,582.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.5	$241.9
Accrued payroll	127.4	135.1
Accrued income taxes	14.6	—
Other accrued taxes	47.5	49.1
Unearned revenues	426.2	360.4
Other current liabilities	410.9	400.6
Total current liabilities	$1,232.1	$1,187.1
Long-term debt, less current portion	440.7	440.0
Deferred income taxes	263.8	255.2
Deferred rent	274.9	249.7
Other liabilities	495.5	498.6
Total liabilities	$2,707.0	$2,630.6
Stockholders’ equity:
Common stock and surplus	$1,547.0	$1,502.6
Retained earnings	520.0	547.5
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(84.0)	(87.0)
Unearned compensation	(2.4)	(3.3)
Total stockholders’ equity	$1,972.8	$1,952.0
Total liabilities and stockholders’ equity	$4,679.8	$4,582.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 26, 2017 and February 28, 2016
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	355.3	—	—	—	355.3
Other comprehensive income	—	—	—	3.0	—	3.0
Dividends declared	—	(208.9)	—	—	—	(208.9)
Stock option exercises (1.5 shares)	58.5	—	—	—	—	58.5
Stock-based compensation	11.4	—	—	—	—	11.4
Income tax benefits credited to equity	12.1	—	—	—	—	12.1
Repurchases of common stock (3.5 shares)	(41.5)	(173.4)	—	—	—	(214.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.9	—	—	—	0.1	4.0
Other	—	(0.5)	—	—	0.8	$0.3
Balance at February 26, 2017	$1,547.0	$520.0	$(7.8)	$(84.0)	$(2.4)	$1,972.8

Balance at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	235.4	—	—	—	235.4
Other comprehensive income	—	—	—	23.3	—	23.3
Dividends declared	—	(204.8)	—	—	—	(204.8)
Stock option exercises (1.9 shares)	75.6	—	—	—	—	75.6
Stock-based compensation	12.1	—	—	—	—	12.1
Income tax benefits credited to equity	14.5	—	—	—	—	14.5
Repurchases of common stock (2.3 shares)	(26.5)	(113.7)	—	—	—	(140.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.2 shares)	3.5	—	—	—	0.1	3.6
Separation of Four Corners Property Trust	—	(435.4)	—	—	—	(435.4)
Other	—	—	—	—	0.6	0.6
Balance at February 28, 2016	$1,485.1	$507.5	$(7.8)	$(63.3)	$(3.3)	$1,918.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 26, 2017	February 28, 2016
Cash flows—operating activities
Net earnings	$355.3	$235.4
(Earnings) losses from discontinued operations, net of tax	1.8	(16.1)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	202.5	223.4
Impairments and disposal of assets, net	(8.4)	3.9
Amortization of loan costs and losses on interest-rate related derivatives	0.7	3.4
Stock-based compensation expense	27.3	29.2
Change in current assets and liabilities	91.7	49.8
Contributions to pension and postretirement plans	(1.2)	(1.1)
Change in cash surrender value of trust-owned life insurance	(8.2)	8.7
Deferred income taxes	(12.9)	(65.6)
Change in deferred rent	24.5	18.1
Change in other assets and liabilities	19.5	(4.4)
Loss on extinguishment of debt	—	106.8
Other, net	10.6	5.7
Net cash provided by operating activities of continuing operations	$703.2	$597.2
Cash flows—investing activities
Purchases of land, buildings and equipment	(214.0)	(172.8)
Proceeds from disposal of land, buildings and equipment	8.2	321.4
Purchases of marketable securities	(0.9)	—
Proceeds from sale of marketable securities	3.3	0.8
Purchases of capitalized software and other assets	(18.8)	(12.8)
Net cash provided by (used in) investing activities of continuing operations	$(222.2)	$136.6
Cash flows—financing activities
Proceeds from issuance of common stock	62.5	79.2
Income tax benefits credited to equity	12.1	14.5
Special cash distribution from Four Corners Property Trust	—	315.0
Dividends paid	(208.9)	(204.8)
Repurchases of common stock	(214.9)	(140.2)
ESOP note receivable repayments	0.8	0.6
Repayment of long-term debt	—	(1,088.8)
Principal payments on capital and financing leases	(3.0)	(2.5)
Net cash used in financing activities of continuing operations	$(351.4)	$(1,027.0)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(13.8)	(33.2)
Net cash provided by investing activities of discontinued operations	0.8	6.3
Net cash used in discontinued operations	$(13.0)	$(26.9)

Increase (decrease) in cash and cash equivalents	116.6	(320.1)
Cash and cash equivalents - beginning of period	274.8	535.9
Cash and cash equivalents - end of period	$391.4	$215.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 26, 2017	February 28, 2016
Cash flows from changes in current assets and liabilities
Receivables, net	24.5	25.3
Inventories	7.3	(15.2)
Prepaid expenses and other current assets	(1.3)	(6.6)
Accounts payable	(46.8)	(5.0)
Accrued payroll	(7.7)	(1.9)
Prepaid/accrued income taxes	52.2	27.0
Other accrued taxes	(1.5)	(1.8)
Unearned revenues	79.2	78.4
Other current liabilities	(14.2)	(50.4)
Change in current assets and liabilities	$91.7	$49.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 6 joint venture restaurants managed by us and 19 franchised restaurants. We also have 33 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May, and our fiscal year ending May 28, 2017 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715).  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019. The guidance will be applied retrospectively or prospectively, depending on the area covered in this update. Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Earnings (loss) from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Costs and expenses:
Restaurant and marketing expenses	$0.3	$1.0	$0.2	$1.3
Other income and expenses (1)	1.3	1.7	3.8	(20.3)
Earnings (loss) before income taxes	(1.6)	(2.7)	(4.0)	19.0
Income tax expense (benefit)	(0.9)	(0.3)	(2.2)	2.9
Earnings (loss) from discontinued operations, net of tax	$(0.7)	$(2.4)	$(1.8)	$16.1

(1)	Amounts for the nine months ended February 28, 2016 include gains recognized upon satisfaction of landlord consents.

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of February 26, 2017 and May 29, 2016, consisted of land, buildings and equipment with carrying amounts of $13.3 million and $20.3 million, respectively, primarily related to excess land parcels adjacent to our corporate headquarters.
Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016
Interest paid, net of amounts capitalized	$24.9	$123.8
Income taxes paid, net of refunds	61.3	105.8

Non-cash investing and financing activities are as follows:	Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016
Increase in land, buildings and equipment through accrued purchases	$25.2	$14.1
Net book value of assets distributed in Four Corners separation, net of deferred tax liabilities	—	750.4
Note 4.Income Taxes

The effective income tax rate for the quarter ended February 26, 2017 was 24.5 percent compared to an effective income tax rate of 21.7 percent for the quarter ended February 28, 2016. The effective income tax rate for the nine months ended February 26, 2017 was 25.4 percent compared to an effective income tax rate of 20.1 percent for the nine months ended February 28, 2016. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs, and debt retirement costs recognized during fiscal 2016, our effective tax rates would have been approximately 27.1 percent and 26.1 percent for the quarter and nine months ended February 28, 2016, respectively. Excluding the impacts mentioned above, the effective income tax rate for the quarter ended February 26, 2017 was lower as compared to the quarter ended February 28, 2016, primarily due to non-recurring favorable tax adjustments and an increase in the annual estimated FICA tax credits for employee reported tips. Excluding the impacts mentioned above, the effective income tax rate for the nine months ended February 26, 2017 was lower as compared to the nine months ended February 28, 2016, primarily due to non-recurring favorable tax adjustments.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in our remaining balance of unrecognized tax benefits is $0.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Anti-dilutive stock-based compensation awards	—	0.4	0.4	0.3

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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 26, 2017
Sales	$1,035.1	$434.3	$153.7	$255.6	$—	$1,878.7
Restaurant and marketing expenses	817.4	349.3	117.3	210.8	—	1,494.8
Segment profit	$217.7	$85.0	$36.4	$44.8	$—	$383.9

Depreciation and amortization	$31.1	$16.4	$7.2	$13.2	$—	$67.9
Impairments and disposal of assets, net	0.1	—	—	—	(0.8)	(0.7)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 28, 2016
Sales	$1,019.8	$425.5	$146.0	$256.2	$—	$1,847.5
Restaurant and marketing expenses	799.7	340.5	112.1	213.9	—	1,466.2
Segment profit	$220.1	$85.0	$33.9	$42.3	$—	$381.3

Depreciation and amortization	$29.7	$16.7	$7.1	$13.5	$—	$67.0
Impairments and disposal of assets, net	(1.9)	(0.2)	—	—	—	(2.1)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 26, 2017
Sales	$2,911.3	$1,185.6	$396.6	$742.1	$—	$5,235.6
Restaurant and marketing expenses	2,353.8	988.1	319.9	618.0	—	4,279.8
Segment profit	$557.5	$197.5	$76.7	$124.1	$—	$955.8

Depreciation and amortization	$92.3	$49.0	$21.6	$39.6	$—	$202.5
Impairments and disposal of assets, net	(1.5)	(0.2)	—	(6.1)	(0.6)	(8.4)
Purchases of land, buildings and equipment	97.0	43.1	31.1	40.5	2.3	214.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 28, 2016
Sales	$2,856.8	$1,174.4	$382.5	$729.6	$—	$5,143.3
Restaurant and marketing expenses	2,287.6	977.5	308.3	611.3	—	4,184.7
Segment profit	$569.2	$196.9	$74.2	$118.3	$—	$958.6

Depreciation and amortization	$105.6	$56.2	$21.5	$40.1	$—	$223.4
Impairments and disposal of assets, net	(1.9)	(1.5)	0.7	6.6	—	3.9
Purchases of land, buildings and equipment	67.2	40.7	12.7	49.4	2.8	172.8

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Segment profit	$383.9	$381.3	$955.8	$958.6
Less general and administrative expenses	(87.2)	(95.2)	(254.4)	(294.2)
Less depreciation and amortization	(67.9)	(67.0)	(202.5)	(223.4)
Less impairments and disposal of assets, net	0.7	2.1	8.4	(3.9)
Less interest, net	(9.3)	(83.1)	(28.7)	(162.8)
Earnings before income taxes	$220.2	$138.1	$478.6	$274.3
Note 7. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Restaurant impairments	$—	$—	$—	$9.2
Disposal gains	(1.4)	(2.1)	(10.4)	(5.3)
Other	0.7	—	2.0	—
Impairments and disposal of assets, net	$(0.7)	$(2.1)	$(8.4)	$3.9
Restaurant impairments for the nine months ended February 28, 2016 were primarily related to underperforming restaurants and restaurant assets involved in individual sale-leaseback transactions.
Disposal gains for the quarter and nine months ended February 26, 2017 were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels. For the quarter and nine months ended February 28, 2016, disposal gains were primarily related to the sale of land parcels and sale-leaseback transactions.
Other impairment charges for the quarter ended February 26, 2017 were not material. During the nine months ended February 26, 2017, other impairment charges primarily relate to a cost-method investment, which has no remaining carrying value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 26, 2017 and February 28, 2016 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)
Gain (loss)	(0.1)	—	(0.7)	—	(0.8)
Reclassification realized in net earnings	—	—	—	0.1	0.1
Balance at February 26, 2017	$(0.7)	$0.1	$6.0	$(89.4)	$(84.0)

Balance at November 29, 2015	$(0.8)	$0.1	$1.8	$(66.1)	$(65.0)
Gain (loss)	—	—	1.8	—	1.8
Reclassification realized in net earnings	—	—	—	(0.1)	(0.1)
Balance at February 28, 2016	$(0.8)	$0.1	$3.6	$(66.2)	$(63.3)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 26, 2017 and February 28, 2016 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	0.5	—	0.7	—	1.2
Reclassification realized in net earnings	—	—	1.4	0.4	1.8
Balance at February 26, 2017	$(0.7)	$0.1	$6.0	$(89.4)	$(84.0)

Balance at May 31, 2015	$(1.7)	$0.1	$(19.1)	$(65.9)	$(86.6)
Gain (loss)	0.9	—	1.7	—	2.6
Reclassification realized in net earnings	—	—	21.0	(0.3)	20.7
Balance at February 28, 2016	$(0.8)	$0.1	$3.6	$(66.2)	$(63.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Derivatives
Equity contracts	(1)	$—	$—	$(1.4)	$2.1
Interest rate contracts	(2)	—	—	—	(37.4)
Total before tax		$—	$—	$(1.4)	$(35.3)
Tax benefit		—	—	—	14.3
Net of tax		$—	$—	$(1.4)	$(21.0)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.8)	$(0.7)	$(2.4)	$(2.1)
Recognized net actuarial gain - other plans	(4)	0.6	0.8	1.7	2.5
Total before tax		$(0.2)	$0.1	$(0.7)	$0.4
Tax benefit (expense)		0.1	—	0.3	(0.1)
Net of tax		$(0.1)	$0.1	$(0.4)	$0.3

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

(2)
Included in interest, net, on our consolidated statements of earnings. Reclassifications for the nine months ended February 28, 2016 primarily related to the acceleration of hedge loss amortization resulting from the pay down of debt.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 9 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 9.Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Interest cost	$2.5	$2.7	$7.6	$8.0
Expected return on plan assets	(3.9)	(3.7)	(11.9)	(10.9)
Recognized net actuarial loss	0.8	0.7	2.4	2.1
Net periodic benefit (credit) cost	$(0.6)	$(0.3)	$(1.9)	$(0.8)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.5	0.6
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(3.6)	(3.6)
Recognized net actuarial loss	0.5	0.3	1.3	0.9
Net periodic benefit (credit) cost	$(0.6)	$(0.7)	$(1.7)	$(2.0)
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

	Stock Options Granted
	Nine Months Ended
	February 26, 2017	February 28, 2016
Weighted-average fair value (1)	$9.08	$12.72
Dividend yield	3.5%	3.3%
Expected volatility of stock	24.3%	28.0%
Risk-free interest rate	1.4%	1.9%
Expected option life (in years)	6.5	6.5
Weighted-average exercise price per share (1)	$59.70	$64.85
 (1) Weighted averages for the three months ended February 28, 2016 were adjusted for the impact of the separation of Four Corners.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 26, 2017:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	6.32	0.11	1.43	0.21	0.17
Awards granted	0.58	0.07	0.31	—	0.19
Awards exercised/vested	(1.48)	(0.02)	(0.28)	(0.11)	—
Awards forfeited	(0.16)	(0.01)	(0.07)	(0.03)	(0.03)
Performance unit adjustment	—	—	—	0.01	—
Outstanding end of period	5.26	0.15	1.39	0.08	0.33

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Stock options	$1.3	$1.6	$4.4	$6.5
Restricted stock/restricted stock units	0.6	0.5	1.3	1.4
Darden stock units	4.3	4.9	13.6	11.7
Cash-settled performance stock units	1.0	3.4	2.3	5.4
Equity-settled performance stock units	1.5	0.9	3.9	2.0
Employee stock purchase plan	0.3	0.3	0.9	0.9
Director compensation program/other	0.3	0.3	0.9	1.3
Total stock-based compensation expense	$9.3	$11.9	$27.3	$29.2
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 26, 2017, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through July 2021.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
Equity forwards	February 26, 2017			February 26, 2017	May 29, 2016	February 26, 2017	May 29, 2016
Designated	0.3	$58.80	$21.1	$—	$1.2	$(0.1)	$—
Not designated	0.6	$51.62	$29.0	—	2.6	(0.2)	—
Total equity forwards				$—	$3.8	$(0.3)	$—

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of equity forwards accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Gain (loss) recognized in AOCI (effective portion)	$(0.7)	$1.8	$0.7	$1.7
Gain (loss) reclassified from AOCI to earnings (effective portion)	—	—	(1.4)	2.1
Gain (loss) recognized in earnings (ineffective portion) (1)	0.2	0.2	0.5	0.7

(1)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

The effects of equity forwards not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Restaurant labor expenses	$0.5	$1.7	$2.0	$2.7
General and administrative expenses	0.7	3.4	3.6	5.6
Total	$1.2	$5.1	$5.6	$8.3

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 26, 2017, we expect to reclassify $0.6 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
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
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 26, 2017 and May 29, 2016:

Items Measured at Fair Value at February 26, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	1.8	1.8	—	—
Mortgage-backed securities	(1)	0.8	—	0.8	—
Derivatives:
Equity forwards	(3)	(0.3)	—	(0.3)	—
Total		$4.3	$1.8	$2.5	$—

Items Measured at Fair Value at May 29, 2016
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$2.0	$—	$2.0	$—
U.S. Treasury securities	(2)	3.9	3.9	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	3.8	—	3.8	—
Total		$10.7	$3.9	$6.8	$—

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
The carrying value and fair value of long-term debt as of February 26, 2017, was $440.7 million and $518.6 million, respectively. The carrying value and fair value of long-term debt as of May 29, 2016, was $440.0 million and $499.5 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of February 26, 2017, adjustments to the fair values of non-financial assets were not material. As of May 29, 2016, long-lived assets held and used with a carrying value of $5.4 million, primarily related to two underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $5.4 million. As of May 29, 2016, long-lived assets held for sale with a carrying value of $17.5 million, related to excess land parcels adjacent to our corporate headquarters, were written down to their fair value of $16.9 million, resulting in an impairment charge of $0.6 million.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 26, 2017 and May 29, 2016, we had $125.4 million and $116.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 26, 2017 and May 29, 2016, we had $11.1 million and $8.4 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 26, 2017 and May 29, 2016, we had $143.2 million and $154.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 26, 2017 and May 29, 2016, amounted to $121.3 million and $119.3 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2018 through fiscal 2027.
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
Note 14. Subsequent Events
On March 22, 2017, the Board of Directors declared a cash dividend of $0.56 per share to be paid May 1, 2017 to all shareholders of record as of the close of business on April 10, 2017.
On March 27, 2017, we entered into an agreement to acquire Cheddar’s Scratch Kitchen (Cheddar’s) for $780.0 million in an all-cash transaction. We will also pay $10.0 million to Cheddar’s equityholders for certain Cheddar’s transaction-related tax attributes. After the acquisition, Cheddar’s will be a wholly-owned subsidiary of Darden. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to be completed in the fourth quarter of fiscal 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 26, 2017 and February 28, 2016.

	Three Months Ended			Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	% Chg	February 26, 2017	February 28, 2016	% Chg
Sales	$1,878.7	$1,847.5	1.7%	$5,235.6	$5,143.3	1.8%
Costs and expenses:
Food and beverage	541.5	537.8	0.7	1,512.8	1,522.7	(0.7)
Restaurant labor	578.3	572.5	1.0	1,662.2	1,632.3	1.8
Restaurant expenses	320.4	305.2	5.0	929.4	855.1	8.7
Marketing expenses	54.6	50.7	7.7	175.4	174.6	0.5
General and administrative expenses	87.2	95.2	(8.4)	254.4	294.2	(13.5)
Depreciation and amortization	67.9	67.0	1.3	202.5	223.4	(9.4)
Impairments and disposal of assets, net	(0.7)	(2.1)	NM	(8.4)	3.9	NM
Total costs and expenses	$1,649.2	$1,626.3	1.4	$4,728.3	$4,706.2	0.5
Operating income	229.5	221.2	3.8	507.3	437.1	16.1
Interest, net	9.3	83.1	(88.8)	28.7	162.8	(82.4)
Earnings before income taxes	220.2	138.1	59.4	478.6	274.3	74.5
Income tax expense (1)	53.9	29.9	80.3	121.5	55.0	120.9
Earnings from continuing operations	$166.3	$108.2	53.7	$357.1	$219.3	62.8
Earnings (loss) from discontinued operations, net of tax	(0.7)	(2.4)	NM	(1.8)	16.1	NM
Net earnings	$165.6	$105.8	56.5%	$355.3	$235.4	50.9%
Diluted net earnings per share:
Earnings from continuing operations	$1.32	$0.84	57.1%	$2.84	$1.69	68.0%
Earnings (loss) from discontinued operations	—	(0.02)	NM	(0.02)	0.13	NM
Net earnings	$1.32	$0.82	61.0%	$2.82	$1.82	54.9%

(1) Effective tax rate	24.5%	21.7%		25.4%	20.1%
NM = not meaningful
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2017, compared with the number open at the end of fiscal 2016 and the end of the third quarter of fiscal 2016.

	February 26, 2017	May 29, 2016	February 28, 2016
Olive Garden (1)	843	843	844
LongHorn Steakhouse	488	481	479
Yard House	65	65	63
The Capital Grille	56	54	54
Bahama Breeze	36	37	37
Seasons 52	40	40	42
Eddie V's	17	16	16
Total	1,545	1,536	1,535

(1)	Includes six locations in Canada for all periods presented.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.88 billion and $5.24 billion for the third quarter and first nine months of fiscal 2017, compared to $1.85 billion and $5.14 billion for the third quarter and first nine months of fiscal 2016. The increase of 1.7 percent in sales for the third quarter of fiscal 2017 was primarily driven by a combined Darden same-restaurant sales increase of 0.9 percent as well as revenue from the addition of ten net new company-owned restaurants since the third quarter of fiscal 2016. The increase of 1.8 percent in sales for the first nine months of fiscal 2017 was primarily driven by a combined Darden same-restaurant sales increase of 1.3 percent as well as revenue from the addition of ten net new company-owned restaurants since the third quarter of fiscal 2016.
For the third quarter of fiscal 2017, our net earnings from continuing operations were $166.3 million compared to $108.2 million for the third quarter of fiscal 2016, and our diluted net earnings per share from continuing operations were $1.32 for the third quarter of fiscal 2017 compared to $0.84 for the third quarter of fiscal 2016. Our diluted per share results from continuing operations for the third quarter of fiscal 2016 were adversely impacted by approximately $0.03 related to the real estate plan implementation and approximately $0.34 related to debt retirement costs.
For the first nine months of fiscal 2017, our net earnings from continuing operations were $357.1 million compared to $219.3 million for the first nine months of fiscal 2016, and our diluted net earnings per share from continuing operations were $2.84 for the first nine months of fiscal 2017 compared to $1.69 for the first nine months of fiscal 2016. Our diluted per share results from continuing operations for the first nine months of fiscal 2016 were adversely impacted by approximately $0.24 related to the real estate plan implementation, approximately $0.51 related to debt retirement costs and positively impacted by approximately $0.02 due to a tax benefit associated with the fiscal 2015 lobster aquaculture divestiture.
On March 27, 2017, we entered into an agreement to acquire Cheddar’s Scratch Kitchen (Cheddar’s) for $780.0 million in an all-cash transaction. The acquisition is expected to be completed in the fourth quarter of fiscal 2017. See the subsection below entitled "Liquidity and Capital Resources" for further details.

Outlook
Exclusive of the Cheddar's acquisition, we expect combined Darden same-restaurant sales to increase in fiscal 2017 approximately 1.5 percent, and we expect fiscal 2017 sales from continuing operations to increase approximately 2.3 percent. In fiscal 2017, exclusive of the Cheddar's acquisition, we expect to open approximately 24 to 28 new restaurants, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and invest in technology initiatives to be between $310.0 million and $350.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 26, 2017	February 28, 2016	% Chg	SRS (1)	February 26, 2017	February 28, 2016	% Chg	SRS (1)
Olive Garden	$1,035.1	$1,019.8	1.5%	1.4%	$2,911.3	$2,856.8	1.9%	2.0%
LongHorn Steakhouse	$434.3	$425.5	2.1%	0.2%	$1,185.6	$1,174.4	1.0%	0.3%
Yard House	$132.1	$131.0	0.8%	(1.0)%	$391.7	$373.5	4.9%	(0.2)%
The Capital Grille	$122.3	$117.8	3.8%	0.9%	$313.9	$304.5	3.1%	0.4%
Bahama Breeze	$51.4	$52.2	(1.5)%	0.5%	$156.4	$156.5	(0.1)%	2.5%
Seasons 52	$68.0	$69.1	(1.6)%	0.8%	$181.7	$189.2	(4.0)%	0.4%
Eddie V's	$31.4	$28.3	11.0%	4.7%	$82.7	$78.1	5.9%	0.9%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2017 were primarily driven by U.S. same-restaurant sales increases partially offset by a net decrease of one restaurant. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2017 resulted from a 1.6 percent increase in average check partially offset by a 0.2 percent decrease in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2017 resulted from a 2.4 percent increase in average check partially offset by a 0.4 percent decrease in same-restaurant guest counts.

LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2017 were primarily driven by revenue from nine net new restaurants combined with same-restaurant sales increases. The increase in same-restaurant sales for the third quarter of fiscal 2017 resulted from a 1.8 percent increase in average check partially offset by a 1.6 percent decrease in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2017 resulted from a 1.7 percent increase in average check partially offset by a 1.4 percent decrease in same-restaurant guest counts.
In total, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the third quarter and first nine months of fiscal 2017, which were 1.8 percent and 2.3 percent above last fiscal year’s third quarter and first nine months, respectively. The sales increase for the third quarter of fiscal 2017 was primarily driven by incremental sales from two net new Capital Grille restaurants and one net new Eddie V's restaurant added since the third quarter of fiscal 2016, partially offset by lower sales at Seasons 52 driven by a net decrease of two restaurants since the third quarter of fiscal 2016. The sales increase for the first nine months of fiscal 2017 was primarily driven by the incremental sales from two net new Yard House restaurants and two net new Capital Grille restaurants added since the third quarter of fiscal 2016, partially offset by lower sales at Seasons 52 driven by a net decrease of two restaurants since the third quarter of fiscal 2016.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended February 26, 2017 and February 28, 2016.

	Three Months Ended		Nine Months Ended
	February 26, 2017	February 28, 2016	February 26, 2017	February 28, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.8	29.1	28.9	29.6
Restaurant labor	30.8	31.0	31.7	31.7
Restaurant expenses	17.1	16.5	17.8	16.6
Marketing expenses	2.9	2.7	3.4	3.4
General and administrative expenses	4.6	5.2	4.9	5.8
Depreciation and amortization	3.6	3.6	3.9	4.3
Impairments and disposal of assets, net	—	(0.1)	(0.2)	0.1
Total operating costs and expenses	87.8%	88.0%	90.3%	91.5%
Operating income	12.2	12.0	9.7	8.5
Interest, net	0.5	4.5	0.5	3.2
Earnings before income taxes	11.7	7.5	9.1	5.3
Income tax expense (benefit)	2.9	1.6	2.3	1.0
Earnings from continuing operations	8.9	5.9	6.8	4.3
Quarter Ended February 26, 2017 Compared to Quarter Ended February 28, 2016

•	Food and beverage costs decreased as a percent of sales as a result of pricing, cost savings initiatives and food cost deflation, primarily beef.

•	Restaurant labor costs decreased as a percent of sales primarily due to sales leverage, lower manager bonus and improved productivity, partially offset by wage-rate inflation.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher utilities expense and rent expense, partially offset by sales leverage.

•	Marketing expenses increased as a percent of sales, primarily due to a shift in media timing.

•	General and administrative expenses decreased as a percent of sales, primarily due to lower bonus expense and expenses incurred in fiscal 2016 related to the real estate plan implementation.

•	Depreciation and amortization expense was flat as a percent of sales.

•	Impairments and disposal of assets, net, were flat a percent of sales.

Nine Months Ended February 26, 2017 Compared to Nine Months Ended February 28, 2016

•	Food and beverage costs decreased as a percent of sales as a result of pricing, food cost deflation, primarily beef, and cost savings initiatives.

•	Restaurant labor costs were flat as a percent of sales as wage-rate inflation was offset by sales leverage and improved productivity.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to higher rent expense resulting from individual sale-leasebacks and the spin-off of Four Corners Property Trust (Four Corners) (collectively "real estate transactions"), partially offset by sales leverage.

•	Marketing expenses were flat as a percent of sales, as higher media costs were offset by sales leverage.

•	General and administrative expenses decreased as a percent of sales, primarily due to expenses incurred in fiscal 2016 related to the real estate plan implementation.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the real estate transactions.

•
Impairments and disposal of assets, net, were lower as a percent of sales due the benefit from lease termination and asset disposal gains in fiscal 2017 compared to restaurant-related impairments in fiscal 2016.

INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the third quarter and the first nine months of fiscal 2017 primarily due to debt retirement costs of $71.3 million and $106.8 million recorded in the third quarter and first nine months fiscal 2016, respectively, and lower average debt balances in the third quarter and the first nine months of fiscal 2017 as compared to the same periods in fiscal 2016 due to the repayment of debt with proceeds from the real estate transactions and additional cash on hand.
INCOME TAXES
The effective income tax rate for the quarter ended February 26, 2017 was 24.5 percent compared to an effective income tax rate of 21.7 percent for the quarter ended February 28, 2016. The effective income tax rate for the nine months ended February 26, 2017 was 25.4 percent compared to an effective income tax rate of 20.1 percent for the nine months ended February 28, 2016. Excluding the tax impact of costs related to implementation of our real estate plan, strategic action plan and other costs, and debt retirement costs recognized during fiscal 2016, our effective tax rates would have been approximately 27.1 percent and 26.1 percent for the quarter and nine months ended February 28, 2016, respectively. Excluding the impacts mentioned above, the effective income tax rate for the quarter ended February 26, 2017 was lower as compared to the quarter ended February 28, 2016, primarily due to non-recurring favorable tax adjustments and an increase in the annual estimated FICA tax credits for employee reported tips. Excluding the impacts mentioned above, the effective income tax rate for the nine months ended February 26, 2017 was lower as compared to the nine months ended February 28, 2016, primarily due to non-recurring favorable tax adjustments.
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for the third quarter and first nine months of fiscal 2017 were a net loss of $0.7 million ($0.00 per diluted share) and $1.8 million ($0.02 per diluted share) compared with results from discontinued operations for the third quarter and first nine months of fiscal 2016 of a net loss of $2.4 million ($0.02 per diluted share) and earnings of $16.1 million ($0.13 per diluted share), respectively. Earnings from discontinued operations reflects pre-tax gains of $17.4 million recorded in the first nine months of fiscal 2016 related to the sale of Red Lobster.
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 6 to our unaudited consolidated financial statements in Part I, Item 1 of this report).

Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Nine Months Ended
Segment	February 26, 2017	February 28, 2016	Change		February 26, 2017	February 28, 2016	Change
Olive Garden	21.0%	21.6%	(60)	BP	19.1%	19.9%	(80)	BP
LongHorn Steakhouse	19.6%	20.0%	(40)	BP	16.7%	16.8%	(10)	BP
Fine Dining	23.7%	23.2%	50	BP	19.3%	19.4%	(10)	BP
Other Business	17.5%	16.5%	100	BP	16.7%	16.2%	50	BP
The decrease in Olive Garden's segment profit margin for the third quarter of fiscal 2017 was driven primarily by higher marketing costs due to a shift in media timing. The decrease in Olive Garden's segment profit margin for the first nine months of fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions. The decrease in LongHorn Steakhouse's segment profit margin for the third quarter of fiscal 2017 was driven primarily by higher restaurant expenses, primarily workers' compensation costs. The decrease in LongHorn Steakhouse's segment profit margin for the first nine months of fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions, partially offset food cost deflation. The increase in Fine Dining's segment profit margin for the third quarter of fiscal 2017 was primarily driven by growth in average check and food cost deflation, primarily beef. The decrease in Fine Dining's segment profit margin for the first nine months of fiscal 2017 was driven primarily by higher restaurant expenses, partially offset by food cost deflation, primarily beef. The increase in Other Business' segment profit margin for the third quarter and first nine months of fiscal 2017 was driven by food cost deflation and growth in average check.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 45 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 26, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
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

Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.100 percent for LIBOR loans and 0.100 percent for base rate loans. As of February 26, 2017, we had no outstanding balances under the Revolving Credit Agreement.
As of February 26, 2017, our outstanding long-term debt consisted principally of:

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
The interest rate on our $300.0 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 26, 2017, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $703.2 million for the first nine months of fiscal 2017, from $597.2 million for the first nine months of fiscal 2016. The increase was primarily due to higher net earnings and current period activity of taxable timing differences, partially offset by the timing of payments of accounts payable.
Net cash flows used in investing activities of continuing operations were $222.2 million for the first nine months of fiscal 2017, compared to net cash flows provided by investing activities of continuing operations of $136.6 million for the first nine months of fiscal 2016. Capital expenditures increased to $214.0 million for the first nine months of fiscal 2017 from $172.8 million for the first nine months of fiscal 2016 reflecting an increase in new restaurant construction and remodel activity during fiscal 2017. Proceeds from the disposal of land, buildings and equipment of $321.4 million for the first nine months of fiscal 2016 reflect the impact of closed sale-leaseback transactions.
Net cash flows used in financing activities of continuing operations were $351.4 million for the first nine months of fiscal 2017, compared to $1.03 billion for the first nine months of fiscal 2016. Net cash flows used in financing activities for the first nine months of fiscal 2017 included dividends paid of $208.9 million and share repurchases of $214.9 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first nine months of fiscal 2016 included payments of long-term debt of $1.09 billion and dividends paid of $204.8 million partially offset by the $315.0 million cash dividend received by us from Four Corners and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.68 per share for the first nine months of fiscal 2017, compared to $1.60 per share for the same period in fiscal 2016.
During the quarter and nine months ended February 26, 2017, we repurchased 2.2 thousand and 3.5 million shares, respectively, of our common stock compared to 2.3 million shares of our common stock during the quarter and nine months ended February 28, 2016. As of February 26, 2017, of the 188.4 million cumulative shares repurchased under current and previous authorizations, 175.8 million shares were retired and restored to authorized but unissued shares of common stock.
On March 27, 2017, we entered into an agreement to acquire Cheddar’s for $780.0 million in an all-cash transaction. We will also pay $10.0 million to Cheddar’s equityholders for certain Cheddar’s transaction-related tax attributes. After the acquisition, Cheddar’s will be a wholly-owned subsidiary of Darden. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to be completed in the fourth quarter of fiscal 2017. We expect to fund this transaction with proceeds of a new debt issuance and with cash-on-hand.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. With the exception of the pending Cheddar’s acquisition discussed above, we are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2017.

It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2016 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 26, 2017, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.14 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $884.9 million as of February 26, 2017, compared to $820.3 million as of May 29, 2016. The increase was primarily due to the increase in cash and cash equivalents driven by cash from operations, partially offset by the repurchase of shares of our common stock during the first and second quarters of fiscal 2017.
Our current liabilities totaled $1.23 billion as of February 26, 2017, compared to $1.19 billion as of May 29, 2016. The increase was primarily due to an increase in unearned revenues associated with gift card sales in excess of redemptions.
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
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2017, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2016, and Part II, Item 1A of this report, which are summarized as follows:

•	Failure to complete the acquisition of Cheddar’s, or once completed, failure to integrate the Cheddar’s business and the impact of the debt incurred in the acquisition of Cheddar’s;

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 26, 2017, our potential losses in future net earnings resulting from changes in equity forwards exposures were approximately $25.7 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $70.4 million. The fair value of our long-term fixed-rate debt outstanding as of February 26, 2017, averaged $511.4 million, with a high of $530.8 million and a low of $492.6 million during the first nine months of fiscal 2017. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 26, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2017.
During the fiscal quarter ended February 26, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
The following risk factor supplements the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2016.
Failure to complete the acquisition of Cheddar’s, or once completed, failure to successfully integrate the Cheddar’s business, and the additional indebtedness incurred to finance the Cheddar’s acquisition, could adversely impact our stock price and future business and operations.
On March 27, 2017, we entered into an Agreement and Plan of Merger pursuant to which we expect to complete the acquisition of Cheddar’s. Completion of the acquisition is not assured, and is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain closing conditions described in the merger agreement and related documents. If the acquisition of Cheddar’s is not completed for any reason, we may incur acquisition-related expenses without realizing the expected benefits, and the price of our common stock may decline to the extent that the current market price reflects an assumption that the acquisition will be completed.
Our integration of the Cheddar’s business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Cheddar’s with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; and managing the growth of the combined company.
     Even if we successfully integrate the business of Cheddar’s into our operations, there can be no assurance that we will realize the anticipated benefits. We are seeking to acquire Cheddar’s with the expectation that the acquisition will result in various benefits for the combined company including, among others, business and growth opportunities, and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition.
If we consummate the acquisition of Cheddar’s, we expect to have consolidated indebtedness that will be greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our level of indebtedness could have important consequences. For example, it may: require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, thus reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements, particularly if the ratings assigned to our debt securities by rating organizations are revised downward.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 26, 2017.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 28, 2016 through January 1, 2017	—	$—	—	$485.3
January 2, 2017 through January 29, 2017	2,163	$73.00	2,163	$485.1
January 30, 2017 through February 26, 2017	—	$—	—	$485.1
Total	2,163	$73.00	2,163	$485.1

(1)
All of the shares purchased during the quarter ended February 26, 2017 were purchased as part of our repurchase program. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016, does not have an expiration, replaces the previously existing share repurchase authorization and eliminates the balance of approximately $115.6 million available for repurchase remaining under the previous authorization.

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

DARDEN RESTAURANTS, INC.

Dated:	April 4, 2017	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1
Agreement and Plan of Merger dated March 27, 2017, among Darden Restaurants, Inc., Continental Merger Sub, Inc., Cheddar’s Restaurant Holding Corp. and Shareholder Representative Services LLC, as agent of the Equityholders (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed March 27, 2017).

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