Form 10-K/A
period 2017-05-28
DARDEN RESTAURANTS INC
filed 2017-07-26
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
Darden Restaurants, Inc. filed its Annual Report on Form 10-K for the fiscal year ended May 28, 2017 with the Securities and Exchange Commission on July 21, 2017 (the Original Form 10-K). This Amendment No. 1 is being filed in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, for the sole purpose of correcting an administrative error in the content of Exhibit 24 to the Original Form 10-K. This Amendment No. 1 does not amend or otherwise update any other information in the Original Form 10-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	July 26, 2017	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX
Exhibit Number	Title
24	Power of Attorney.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.