Form 10-Q
period 2017-08-27
DARDEN RESTAURANTS INC
filed 2017-10-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2017: 123,673,266 (excluding 1,263,682 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2018 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden's Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 27, 2017	August 28, 2016
Sales	$1,936.1	$1,714.4
Costs and expenses:
Food and beverage	555.2	493.2
Restaurant labor	624.2	545.8
Restaurant expenses	342.9	303.7
Marketing expenses	66.0	63.7
General and administrative expenses	98.0	87.7
Depreciation and amortization	76.1	66.8
Impairments and disposal of assets, net	(0.8)	(7.8)
Total operating costs and expenses	$1,761.6	$1,553.1
Operating income	174.5	161.3
Interest, net	15.0	9.9
Earnings before income taxes	159.5	151.4
Income tax expense	38.2	40.3
Earnings from continuing operations	$121.3	$111.1
Losses from discontinued operations, net of tax benefit of $(1.0) and $(0.7), respectively	(2.3)	(0.9)
Net earnings	$119.0	$110.2
Basic net earnings per share:
Earnings from continuing operations	$0.97	$0.89
Losses from discontinued operations	(0.02)	(0.01)
Net earnings	$0.95	$0.88
Diluted net earnings per share:
Earnings from continuing operations	$0.95	$0.88
Losses from discontinued operations	(0.02)	(0.01)
Net earnings	$0.93	$0.87
Average number of common shares outstanding:
Basic	125.2	124.9
Diluted	127.3	126.7
Dividends declared per common share	$0.63	$0.56

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2017	August 28, 2016
Net earnings	$119.0	$110.2
Other comprehensive income (loss):
Foreign currency adjustment	(0.5)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0 and $0.0, respectively	(2.6)	(2.5)
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0 and $0.1, respectively, related to pension and other post-employment benefits	(0.1)	0.1
Other comprehensive loss	$(3.2)	$(2.4)
Total comprehensive income	$115.8	$107.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 27, 2017	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146.8	$233.1
Receivables, net	57.6	75.9
Inventories	176.3	178.9
Prepaid income taxes	2.9	6.2
Prepaid expenses and other current assets	88.3	80.6
Assets held for sale	11.1	13.2
Total current assets	$483.0	$587.9
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,061.5 and $1,996.8, respectively	2,318.8	2,272.3
Goodwill	1,172.2	1,201.7
Trademarks	950.2	950.2
Other assets	299.3	280.2
Total assets	$5,223.5	$5,292.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256.8	$249.5
Accrued payroll	123.9	149.1
Accrued income taxes	11.5	1.9
Other accrued taxes	61.9	54.2
Unearned revenues	353.1	388.6
Other current liabilities	451.1	445.9
Total current liabilities	$1,258.3	$1,289.2
Long-term debt	936.6	936.6
Deferred income taxes	151.9	145.6
Deferred rent	292.1	282.8
Other liabilities	525.9	536.4
Total liabilities	$3,164.8	$3,190.6
Stockholders’ equity:
Common stock and surplus	$1,619.8	$1,614.6
Retained earnings	515.0	560.1
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(66.1)	(62.9)
Unearned compensation	(2.2)	(2.3)
Total stockholders’ equity	$2,058.7	$2,101.7
Total liabilities and stockholders’ equity	$5,223.5	$5,292.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 27, 2017 and August 28, 2016
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	119.0	—	—	—	119.0
Other comprehensive loss	—	—	—	(3.2)	—	(3.2)
Dividends declared	—	(79.1)	—	—	—	(79.1)
Stock option exercises (0.3 shares)	14.4	—	—	—	—	14.4
Stock-based compensation	4.6	—	—	—	—	4.6
Repurchases of common stock (1.2 shares)	(15.2)	(85.0)	—	—	—	(100.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.4	—	—	—	—	1.4
Other	—	—	—	—	0.1	$0.1
Balance at August 27, 2017	$1,619.8	$515.0	$(7.8)	$(66.1)	$(2.2)	$2,058.7

Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	110.2	—	—	—	110.2
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)
Dividends declared	—	(70.5)	—	—	—	(70.5)
Stock option exercises (0.1 shares)	2.1	—	—	—	—	2.1
Stock-based compensation	3.6	—	—	—	—	3.6
Income tax benefits credited to equity	0.6	—	—	—	—	0.6
Repurchases of common stock (3.2 shares)	(37.7)	(157.9)	—	—	—	(195.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.2	—	—	—	—	1.2
Other	—	—	—	—	0.1	0.1
Balance at August 28, 2016	$1,472.4	$429.3	$(7.8)	$(89.4)	$(3.2)	$1,801.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2017	August 28, 2016
Cash flows—operating activities
Net earnings	$119.0	$110.2
Losses from discontinued operations, net of tax	2.3	0.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	76.1	66.8
Impairments and disposal of assets, net	(0.8)	(7.8)
Amortization of loan costs and losses on interest-rate related derivatives	0.1	0.3
Stock-based compensation expense	8.4	6.2
Change in current assets and liabilities	(53.2)	(13.9)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Change in cash surrender value of trust-owned life insurance	(1.0)	(2.3)
Deferred income taxes	22.4	(3.5)
Change in deferred rent	9.6	7.1
Change in other assets and liabilities	(2.6)	(0.7)
Other, net	(0.5)	10.2
Net cash provided by operating activities of continuing operations	$179.4	$173.1
Cash flows—investing activities
Purchases of land, buildings and equipment	(95.7)	(60.1)
Proceeds from disposal of land, buildings and equipment	2.9	3.8
Proceeds from sale of marketable securities	1.0	—
Purchases of capitalized software and other assets	(4.9)	(6.8)
Net cash used in investing activities of continuing operations	$(96.7)	$(63.1)
Cash flows—financing activities
Proceeds from issuance of common stock	15.8	3.3
Income tax benefits credited to equity	—	0.6
Dividends paid	(79.1)	(70.5)
Repurchases of common stock	(100.2)	(195.6)
ESOP note receivable repayments	0.1	0.1
Principal payments on capital and financing leases	(1.0)	(1.0)
Net cash used in financing activities of continuing operations	$(164.4)	$(263.1)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(4.6)	(7.0)
Net cash used in discontinued operations	$(4.6)	$(7.0)

Decrease in cash and cash equivalents	(86.3)	(160.1)
Cash and cash equivalents - beginning of period	233.1	274.8
Cash and cash equivalents - end of period	$146.8	$114.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2017	August 28, 2016
Cash flows from changes in current assets and liabilities
Receivables, net	18.9	11.8
Inventories	2.6	13.6
Prepaid expenses and other current assets	(8.5)	(4.9)
Accounts payable	(5.7)	(27.7)
Accrued payroll	(25.2)	(24.1)
Prepaid/accrued income taxes	12.9	42.9
Other accrued taxes	7.1	4.6
Unearned revenues	(33.4)	(26.1)
Other current liabilities	(21.9)	(4.0)
Change in current assets and liabilities	$(53.2)	$(13.9)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Yard House®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). As of August 27, 2017, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 9 joint venture restaurants managed by us and 45 franchised restaurants. We also have 33 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May, and our fiscal year ending May 27, 2018 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
Recently Adopted Accounting Standards
As of May 29, 2017, we adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Upon adoption, we applied this guidance retrospectively which resulted in a reclassification of current deferred tax assets of $211.8 million on our consolidated balance sheet for the period ended May 28, 2017.
As of May 29, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The primary impact for us upon adoption is the recognition of excess tax benefits in our provision for income taxes rather than in equity as previously recognized. This change is required to be applied prospectively. The cash flows related to excess tax benefits will be presented as an operating activity rather than a financing activity in our consolidated statements cash flows. We elected to apply the presentation requirements for the cash flows related to excess tax benefits prospectively and therefore have not adjusted prior periods. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated statements cash flows since such cash flows have historically been presented as a financing activity. Additionally, we have elected to continue our current accounting policy of estimating forfeitures rather than accounting for forfeitures as they occur.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions. This update permits the use of either the retrospective or cumulative effect transition method, however we have not yet selected a transition method. Upon initial evaluation, we do not believe this guidance will impact our recognition of revenue from company-owned restaurants, which is our primary source of revenue. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including franchises and consumer packaged goods.

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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions using a modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2020. The guidance will be applied retrospectively or prospectively, depending on the area covered in this update. Early adoption is permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Note 2. Acquisition of Cheddar's Scratch Kitchen
On April 24, 2017, we acquired 100 percent of the equity interest in Cheddar’s Scratch Kitchen for $799.8 million in total consideration. We funded the acquisition with the proceeds from the issuance of $500.0 million in senior notes combined with cash on hand. The acquired operations of Cheddar’s Scratch Kitchen included 140 company-owned restaurants and 25 franchised restaurants. The results of Cheddar’s Scratch Kitchen operations are included in our consolidated financial statements from the date of acquisition.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary allocation of the purchase price is as follows:

			Balances at
(in millions)	Preliminary	Adjustments	August 27, 2017
Current assets	$48.2	$—	$48.2
Land, buildings and equipment	191.9	8.9	200.8
Trademark	375.0	—	375.0
Other assets	2.2	20.4	22.6
Goodwill	329.4	(29.5)	299.9
Total assets acquired	$946.7	$(0.2)	$946.5
Current liabilities	43.4	2.7	46.1
Other liabilities	104.3	(3.7)	100.6
Total liabilities assumed	$147.7	$(1.0)	$146.7
Net assets acquired	$799.0	$0.8	$799.8
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $299.9 million recorded as goodwill, none is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years.
As a result of the integration efforts, we incurred expenses of approximately $6.4 million during the quarter ended August 27, 2017, which are included in general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Cheddar’s Scratch Kitchen on our consolidated financial statements.
During the quarter ended August 27, 2017, we exercised our right of first refusal to acquire the 11 restaurants owned by the Cheddar’s Scratch Kitchen franchisee in Georgia, as well as the development rights they held for Cheddar’s Scratch Kitchen in Georgia and Alabama. The transaction was completed on August 28, 2017, during our second quarter of fiscal 2018.

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the Red Lobster disposition and is comprised of the following:

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Costs and expenses:
Restaurant and marketing expenses	$(0.2)	$0.2
Other income and expenses	3.5	1.4
Losses before income taxes	(3.3)	(1.6)
Income tax benefit	(1.0)	(0.7)
Losses from discontinued operations, net of tax	$(2.3)	$(0.9)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of August 27, 2017 and May 28, 2017, primarily related to excess land parcels adjacent to our corporate headquarters with carrying amounts of $11.1 million and $13.2 million, respectively.
Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Interest paid, net of amounts capitalized	$7.1	$6.8
Income taxes paid, net of refunds	0.3	(3.0)

Non-cash investing and financing activities are as follows:	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Increase in land, buildings and equipment through accrued purchases	$35.9	$14.9
Note 5.Income Taxes

The effective income tax rate for the quarter ended August 27, 2017 was 23.9 percent compared to an effective income tax rate of 26.6 percent for the quarter ended August 28, 2016. The decrease in the effective income tax rate was primarily due to the recognition of tax benefits resulting from the new accounting guidance related to stock-based compensation.
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

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Anti-dilutive stock-based compensation awards	0.1	0.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar's Scratch Kitchen, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned The Capital Grille and Eddie V's restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar's Scratch Kitchen, Yard House, Seasons 52 and Bahama Breeze restaurants in the U.S and results from our franchise operations. For periods prior to fiscal 2018, this segment also included results from our consumer-packaged goods sales. Beginning with the first quarter of fiscal 2018, the results from consumer-packaged goods are included in net sales of the associated brand, primarily Olive Garden.
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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 27, 2017
Sales	$989.9	$404.5	$122.2	$419.5	$—	$1,936.1
Restaurant and marketing expenses	790.8	340.9	103.0	353.6	—	1,588.3
Segment profit	$199.1	$63.6	$19.2	$65.9	$—	$347.8

Depreciation and amortization	$32.1	$16.4	$7.8	$19.8	$—	$76.1
Impairments and disposal of assets, net	—	—	—	—	(0.8)	(0.8)
Purchases of land, buildings and equipment	45.5	15.9	6.1	27.3	0.9	95.7

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 28, 2016
Sales	$961.2	$386.3	$114.2	$252.7	$—	$1,714.4
Restaurant and marketing expenses	774.9	326.2	97.3	208.0	—	1,406.4
Segment profit	$186.3	$60.1	$16.9	$44.7	$—	$308.0

Depreciation and amortization	$30.1	$16.3	$7.2	$13.2	$—	$66.8
Impairments and disposal of assets, net	(1.5)	(0.2)	—	(6.1)	—	(7.8)
Purchases of land, buildings and equipment	27.1	13.6	10.8	7.5	1.1	60.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Segment profit	$347.8	$308.0
Less general and administrative expenses	(98.0)	(87.7)
Less depreciation and amortization	(76.1)	(66.8)
Less impairments and disposal of assets, net	0.8	7.8
Less interest, net	(15.0)	(9.9)
Earnings before income taxes	$159.5	$151.4
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Disposal gains	$(0.8)	$(7.8)
Impairments and disposal of assets, net	$(0.8)	$(7.8)
Disposal gains for the three months ended August 27, 2017 were primarily related to the sale of excess land parcels. For the three months ended August 28, 2016, disposal gains were primarily related to the sale of restaurant properties and favorable lease terminations.
Note 9.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended August 27, 2017 and August 28, 2016 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.5)	—	(2.8)	—	(3.3)
Reclassification realized in net earnings	—	—	0.2	(0.1)	0.1
Balance at August 27, 2017	$(1.2)	$0.1	$5.6	$(70.6)	$(66.1)

Balance at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	—	—	(3.9)	—	(3.9)
Reclassification realized in net earnings	—	—	1.4	0.1	1.5
Balance at August 28, 2016	$(1.2)	$0.1	$1.4	$(89.7)	$(89.4)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 27, 2017	August 28, 2016
Derivatives
Equity contracts	(1)	(0.2)	(1.4)
Total before tax		$(0.2)	$(1.4)
Tax benefit		—	—
Net of tax		$(0.2)	$(1.4)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(2)	$(0.7)	$(0.8)
Recognized net actuarial gain - other plans	(3)	0.8	0.6
Total before tax		$0.1	$(0.2)
Tax benefit		—	0.1
Net of tax		$0.1	$(0.1)

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(2)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(3)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Interest cost	$2.1	$2.5
Expected return on plan assets	(3.0)	(3.9)
Recognized net actuarial loss	0.7	0.8
Net periodic benefit (credit) cost	$(0.2)	$(0.6)

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Interest cost	0.2	0.2
Amortization of unrecognized prior service credit	(1.2)	(1.2)
Recognized net actuarial loss	0.4	0.4
Net periodic benefit (credit) cost	$(0.6)	$(0.6)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Stock-Based Compensation
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

	Stock Options Granted
	Three Months Ended
	August 27, 2017	August 28, 2016
Weighted-average fair value	$14.63	$9.08
Dividend yield	3.0%	3.5%
Expected volatility of stock	23.5%	24.3%
Risk-free interest rate	2.0%	1.4%
Expected option life (in years)	6.4	6.5
Weighted-average exercise price per share	$85.83	$59.68
The following table presents a summary of our stock-based compensation activity for the three months ended August 27, 2017:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	4.01	0.19	1.35	0.09	0.33
Awards granted	0.35	0.07	0.23	—	0.24
Awards exercised/vested	(0.35)	—	(0.29)	(0.09)	—
Awards forfeited	(0.02)	—	(0.02)	—	(0.01)
Performance unit adjustment	—	—	—	—	—
Outstanding end of period	3.99	0.26	1.27	—	0.56
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016
Stock options	$1.2	$1.6
Restricted stock/restricted stock units	0.7	0.4
Darden stock units	3.8	2.6
Equity-settled performance stock units	2.1	1.0
Employee stock purchase plan	0.3	0.3
Director compensation program/other	0.3	0.3
Total stock-based compensation expense	$8.4	$6.2
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 27, 2017, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2018.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2022. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 27, 2017			August 27, 2017	May 28, 2017	August 27, 2017	May 28, 2017
Equity forwards
Designated	0.4	$67.01	$25.5	$0.1	$—	$—	$0.1
Not designated	0.4	$55.83	$25.5	0.1	—	—	0.3
Total equity forwards				$0.2	$—	$—	$0.4
Commodity contracts	N/A	N/A	$11.5	$0.2	$—	$0.2	$—
Total derivative contracts				$0.4	$—	$0.2	$0.4

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Equity (1)		Commodity (2)
	Three Months Ended		Three Months Ended
(in millions)	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
Gain (loss) recognized in AOCI (effective portion)	$(2.8)	$(3.9)	$—	$—
Gain (loss) reclassified from AOCI to earnings (effective portion)	(0.2)	(1.4)	—	—
Gain (loss) recognized in earnings (ineffective portion)	—	0.2	—	—

(1)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

(2)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs and restaurant expenses.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 27, 2017	August 28, 2016
Restaurant labor expenses	$(0.5)	$(1.1)
General and administrative expenses	(0.6)	(2.0)
Total	$(1.1)	$(3.1)

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 27, 2017, we expect to reclassify $1.2 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net and accounts payable approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 27, 2017 and May 28, 2017:

Items Measured at Fair Value at August 27, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$0.9	$—	$0.9	$—
U.S. Treasury securities	(2)	1.3	1.3	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	0.2	—	0.2	—
Total		$3.4	$1.3	$2.1	$—

Items Measured at Fair Value at May 28, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(1)	$1.1	$—	$1.1	$—
U.S. Treasury securities	(2)	2.0	2.0	—	—
Mortgage-backed securities	(1)	1.0	—	1.0	—
Derivatives:
Equity forwards	(3)	(0.4)	—	(0.4)	—
Total		$3.7	$2.0	$1.7	$—

(1)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(2)	The fair value of our U.S. Treasury securities is based on closing market prices.

(3)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of August 27, 2017, was $936.6 million and $1.08 billion, respectively. The carrying value and fair value of long-term debt as of May 28, 2017, was $936.6 million and $1.05 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of August 27, 2017, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis. As of May 28, 2017, adjustments to the fair values of non-financial assets were not material.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 27, 2017 and May 28, 2017, we had $97.8 million and $127.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 27, 2017 and May 28, 2017, we had $17.0 million and $10.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 27, 2017 and May 28, 2017, we had $153.2 million and $163.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 27, 2017 and May 28, 2017, amounted to $129.8 million and $137.6 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2018 through fiscal 2028.
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
Note 15. Subsequent Events
On September 21, 2017, the Board of Directors declared a cash dividend of $0.63 per share to be paid November 1, 2017 to all shareholders of record as of the close of business on October 10, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and three months ended August 27, 2017 and August 28, 2016.

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016	% Chg
Sales	$1,936.1	$1,714.4	12.9%
Costs and expenses:
Food and beverage	555.2	493.2	12.6
Restaurant labor	624.2	545.8	14.4
Restaurant expenses	342.9	303.7	12.9
Marketing expenses	66.0	63.7	3.6
General and administrative expenses	98.0	87.7	11.7
Depreciation and amortization	76.1	66.8	13.9
Impairments and disposal of assets, net	(0.8)	(7.8)	NM
Total costs and expenses	$1,761.6	$1,553.1	13.4
Operating income	174.5	161.3	8.2
Interest, net	15.0	9.9	51.5
Earnings before income taxes	159.5	151.4	5.4
Income tax expense (1)	38.2	40.3	(5.2)
Earnings from continuing operations	$121.3	$111.1	9.2
Losses from discontinued operations, net of tax	(2.3)	(0.9)	NM
Net earnings	$119.0	$110.2	8.0%
Diluted net earnings per share:
Earnings from continuing operations	$0.95	$0.88	8.0%
Losses from discontinued operations	(0.02)	(0.01)	NM
Net earnings	$0.93	$0.87	6.9%

(1) Effective tax rate	23.9%	26.6%
NM = not meaningful
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2018, compared with the number open at the end of fiscal 2017 and the end of the first quarter of fiscal 2017.

	August 27, 2017	May 28, 2017	August 28, 2016
Olive Garden (1)	847	846	843
LongHorn Steakhouse	491	490	483
Cheddar’s Scratch Kitchen (2)	141	140	—
Yard House	68	67	65
The Capital Grille	56	56	56
Bahama Breeze	38	37	36
Seasons 52	41	41	40
Eddie V's	19	18	16
Total	1,701	1,695	1,539

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes the 140 Cheddar’s Scratch Kitchen restaurants acquired on April 24, 2017.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.94 billion for the first quarter of fiscal 2018, compared to $1.71 billion for the first quarter of fiscal 2017. The increase of 12.9 percent in sales for the first quarter of fiscal 2018 was primarily driven by revenue from the 140 acquired Cheddar's Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 1.7 percent, excluding Cheddar's Scratch Kitchen, and revenue from the addition of 22 net new company-owned restaurants since the first quarter of fiscal 2017.
For the first quarter of fiscal 2018, our net earnings from continuing operations were $121.3 million compared to $111.1 million for the first quarter of fiscal 2017, and our diluted net earnings per share from continuing operations were $0.95 for the first quarter of fiscal 2018 compared to $0.88 for the first quarter of fiscal 2017. Our diluted per share results from continuing operations for the first quarter of fiscal 2018 were adversely impacted by approximately $0.04 related to costs associated with the integration of Cheddar's Scratch Kitchen.
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
SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended
(in millions)	August 27, 2017	August 28, 2016	% Chg	SRS (1)
Olive Garden	$989.9	$961.2	3.0%	1.9%
LongHorn Steakhouse	$404.5	$386.3	4.7%	2.6%
Cheddar's Scratch Kitchen	$158.3	$—	NM	(1.4)%
Yard House	$139.6	$133.7	4.4%	(0.4)%
The Capital Grille	$92.2	$89.4	3.1%	2.0%
Bahama Breeze	$62.8	$58.9	6.6%	1.2%
Seasons 52	$56.6	$56.2	0.7%	(2.2)%
Eddie V's	$30.0	$24.8	21.0%	2.5%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increase for the first quarter of fiscal 2018 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2018 resulted from a 2.2 percent increase in average check partially offset by a 0.3 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2018 was primarily driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2018 resulted from a 2.5 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.
In total, Cheddar's Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the first quarter of fiscal 2018, which was approximately 48.6 percent above last fiscal year’s first quarter. The sales increase for the first quarter of fiscal 2018 was primarily driven by the Cheddar's Scratch Kitchen acquisition and the incremental sales from new Yard House, Bahama Breeze and Eddie V's restaurants. Sales growth also reflected same-restaurant sales increases at The Capital Grille, Bahama Breeze and Eddie V's partially offset by same-restaurant sales decreases at Yard House and Seasons 52.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 27, 2017 and August 28, 2016.

	Three Months Ended
	August 27, 2017	August 28, 2016
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.7	28.8
Restaurant labor	32.2	31.8
Restaurant expenses	17.7	17.7
Marketing expenses	3.4	3.7
General and administrative expenses	5.1	5.1
Depreciation and amortization	3.9	3.9
Impairments and disposal of assets, net	—	(0.5)
Total operating costs and expenses	91.0%	90.6%
Operating income	9.0	9.4
Interest, net	0.8	0.6
Earnings before income taxes	8.2	8.8
Income tax expense	2.0	2.4
Earnings from continuing operations	6.3	6.5
Quarter Ended August 27, 2017 Compared to Quarter Ended August 28, 2016

•	Food and beverage costs decreased as a percent of sales as a result of pricing and cost savings initiatives, partially offset by unfavorable menu mix and food cost inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to the impact of Cheddar's Scratch Kitchen's higher labor costs relative to Darden legacy brands and wage-rate and manager salary inflation, partially offset by improved productivity.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) were flat as a percent of sales, as higher utilities expense and repairs and maintenance costs were offset by sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to Cheddar's Scratch Kitchen's lower marketing spend relative to the Darden legacy brands, promotional timing and sales leverage.

•	General and administrative expenses were flat as a percent of sales as expenses related to the integration of Cheddar's Scratch Kitchen were offset by sales leverage.

•	Depreciation and amortization expense was flat as a percent of sales.

•	Impairments and disposal of assets, net, increased as a percent of sales in fiscal 2018 as the benefit from lease termination gains in fiscal 2017 exceeded asset disposal gains in fiscal 2018.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first quarter of fiscal 2018 primarily due to higher average debt balances for the first three months of fiscal 2018 as compared to the first three months of fiscal 2017 due to the issuance of $500.0 million of senior notes in April 2017.
INCOME TAXES
The effective income tax rate for the quarter ended August 27, 2017 was 23.9 percent compared to an effective income tax rate of 26.6 percent for the quarter ended August 28, 2016. The decrease in the effective income tax rate was primarily due to the recognition of tax benefits resulting from the new accounting guidance related to stock-based compensation.

LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for the first quarter of fiscal 2018 was a net loss of $2.3 million ($0.02 per diluted share) compared with a net loss from discontinued operations for the first quarter of fiscal 2017 of $0.9 million ($0.01 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar's Scratch Kitchen, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended
Segment	August 27, 2017	August 28, 2016	Change
Olive Garden	20.1%	19.4%	70	BP
LongHorn Steakhouse	15.7%	15.6%	10	BP
Fine Dining	15.7%	14.8%	90	BP
Other Business	15.7%	17.7%	(200)	BP
The increase in Olive Garden's segment profit margin for the first quarter of fiscal 2018 was driven primarily by leveraging positive same-restaurant sales and lower marketing costs due to a shift in media timing. The increase in LongHorn Steakhouse's segment profit margin for the first quarter of fiscal 2018 was driven primarily by leveraging positive same-restaurant sales. The increase in Fine Dining's segment profit margin for the first quarter of fiscal 2018 was primarily driven by leveraging positive same-restaurant sales. The decrease in Other Business' segment profit margin for the first quarter of fiscal 2018 was primarily driven by the impact of Cheddar's Scratch Kitchen's margin mix and the shift of consumer-packaged goods revenue from the Other Business segment to the Olive Garden segment.
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
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:

•	Moody’s Investors Service “Baa3”;

•	Standard & Poor’s “BBB”; and

•	Fitch “BBB”.
Our commercial paper has ratings of:

•	Moody’s Investors Service “P-3”;

•	Standard & Poor’s “A-2”; and

•	Fitch “F-2”.

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
We maintain a $750.0 million revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 27, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 24, 2018, and the proceeds may be used for commercial paper back-up, working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.100 percent for LIBOR loans and 0.100 percent for base rate loans. As of August 27, 2017, we had no outstanding balances under the Revolving Credit Agreement.
As of August 27, 2017, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
The interest rate on our $300.0 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 27, 2017, no such adjustments are made to this rate.
We may from time to time repurchase our remaining outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
From time to time we enter into interest rate derivative instruments. See Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
Net cash flows provided by operating activities of continuing operations increased to $179.4 million for the first three months of fiscal 2018, from $173.1 million for the first three months of fiscal 2017. The increase was primarily due to higher net earnings.
Net cash flows used in investing activities of continuing operations were $96.7 million for the first three months of fiscal 2018, compared to $63.1 million for the first three months of fiscal 2017. Capital expenditures increased to $95.7 million for the first three months of fiscal 2018 from $60.1 million for the first three months of fiscal 2017 reflecting an increase in new restaurant construction and remodel activity during fiscal 2018.
Net cash flows used in financing activities of continuing operations were $164.4 million for the first three months of fiscal 2018, compared to $263.1 million for the first three months of fiscal 2017. Net cash flows used in financing activities for the first three months of fiscal 2018 included dividends paid of $79.1 million and share repurchases of $100.2 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2017 included dividends paid of $70.5 million and share repurchases of $195.6 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.63 per share for the first three months of fiscal 2018, compared to $0.56 per share for the same period in fiscal 2017.
During the quarter ended August 27, 2017, we repurchased 1.2 million shares of our common stock compared to 3.2 million shares of our common stock during the quarter ended August 28, 2016. As of August 27, 2017, of the 189.8 million cumulative shares repurchased under current and previous authorizations, 177.2 million shares were retired and restored to authorized but unissued shares of common stock.

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2018.
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2017 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 27, 2017, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.00 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $483.0 million as of August 27, 2017, compared to $587.9 million as of May 28, 2017. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock during the first quarter of fiscal 2018.
Our current liabilities totaled $1.26 billion as of August 27, 2017, compared to $1.29 billion as of May 28, 2017. The decrease was primarily due to a decrease in unearned revenues associated with gift card redemptions in excess of sales and a decrease in accrued payroll related to the payment of annual incentive compensation.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 28, 2017.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2018, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2017, and Part II, Item 1A of this report, which are summarized as follows:

•
Inability to integrate Cheddar’s Scratch Kitchen into our business and failure to achieve the cost savings and other benefits we expect to be able to realize in the Cheddar's Scratch Kitchen operations;

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

•	A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;

•	Higher-than-anticipated costs to open, close, relocate or remodel restaurants;

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•	A failure to identify and execute innovative marketing and guest relationship tactics and ineffective or improper use of other marketing initiatives and increased advertising and marketing costs;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity derivative instruments for other than trading purposes (see Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report).

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 27, 2017, our potential losses in future net earnings resulting from changes in equity forward exposures and commodity instruments were approximately $26.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $96.5 million. The fair value of our long-term fixed-rate debt outstanding as of August 27, 2017, averaged $1.07 billion, with a high of $1.08 billion and a low of $1.05 billion during the first three months of fiscal 2018. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 27, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 27, 2017.
During the fiscal quarter ended August 27, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 14 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 28, 2017.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 27, 2017.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 29, 2017 through July 2, 2017	35,593	$91.32	35,593	$466.6
July 3, 2017 through July 30, 2017	407,896	$88.49	407,896	$430.5
July 31, 2017 through August 27, 2017	736,809	$82.55	736,809	$369.6
Total	1,180,298	$84.87	1,180,298	$369.6

(1)
All of the shares purchased during the quarter ended August 27, 2017 were purchased as part of our repurchase program. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	October 3, 2017	By:	/s/ Ricardo Cardenas
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