Form 10-Q
period 2017-11-26
DARDEN RESTAURANTS INC
filed 2018-01-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2017: 123,533,817 (excluding 1,263,682 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Sales	$1,881.5	$1,642.5	$3,817.6	$3,356.9
Costs and expenses:
Food and beverage	542.9	478.1	1,098.1	971.3
Restaurant labor	622.4	538.1	1,246.6	1,083.9
Restaurant expenses	351.5	305.3	694.4	609.0
Marketing expenses	58.1	57.1	124.1	120.8
General and administrative expenses	98.9	79.5	196.9	167.2
Depreciation and amortization	78.8	67.8	154.9	134.6
Impairments and disposal of assets, net	—	0.1	(0.8)	(7.7)
Total operating costs and expenses	$1,752.6	$1,526.0	$3,514.2	$3,079.1
Operating income	128.9	116.5	303.4	277.8
Interest, net	15.5	9.5	30.5	19.4
Earnings before income taxes	113.4	107.0	272.9	258.4
Income tax expense	24.8	27.3	63.0	67.6
Earnings from continuing operations	$88.6	$79.7	$209.9	$190.8
Losses from discontinued operations, net of tax benefit of $(2.5), $(0.6), $(3.5) and $(1.3), respectively	(3.9)	(0.2)	(6.2)	(1.1)
Net earnings	$84.7	$79.5	$203.7	$189.7
Basic net earnings per share:
Earnings from continuing operations	$0.72	$0.65	$1.69	$1.54
Losses from discontinued operations	(0.03)	—	(0.05)	(0.01)
Net earnings	$0.69	$0.65	$1.64	$1.53
Diluted net earnings per share:
Earnings from continuing operations	$0.71	$0.64	$1.66	$1.52
Losses from discontinued operations	(0.04)	—	(0.05)	(0.01)
Net earnings	$0.67	$0.64	$1.61	$1.51
Average number of common shares outstanding:
Basic	123.6	123.1	124.4	124.0
Diluted	125.5	124.9	126.4	125.8
Dividends declared per common share	$0.63	$0.56	$1.26	$1.12

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Net earnings	$84.7	$79.5	$203.7	$189.7
Other comprehensive income (loss):
Foreign currency adjustment	(0.2)	0.6	(0.7)	0.6
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $0.0, respectively	(0.1)	—	(0.1)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $0.0, $0.0, and $0.0, respectively	(1.8)	5.3	(4.4)	2.8
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0 ,$0.1, $0.0 and $0.2 respectively, related to pension and other post-employment benefits	—	0.2	(0.1)	0.3
Other comprehensive loss	$(2.1)	$6.1	$(5.3)	$3.7
Total comprehensive income	$82.6	$85.6	$198.4	$193.4
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 26, 2017	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114.7	$233.1
Receivables, net	66.7	75.9
Inventories	199.1	178.9
Prepaid income taxes	3.2	6.2
Prepaid expenses and other current assets	90.4	80.6
Assets held for sale	11.1	13.2
Total current assets	$485.2	$587.9
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,110.9 and $1,996.8, respectively	2,386.2	2,272.3
Goodwill	1,173.1	1,201.7
Trademarks	950.2	950.2
Other assets	322.9	280.2
Total assets	$5,317.6	$5,292.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262.0	$249.5
Short-term debt	153.5	—
Accrued payroll	129.0	149.1
Accrued income taxes	—	1.9
Other accrued taxes	57.3	54.2
Unearned revenues	366.9	388.6
Other current liabilities	449.3	445.9
Total current liabilities	$1,418.0	$1,289.2
Long-term debt	935.6	936.6
Deferred income taxes	143.6	145.6
Deferred rent	301.4	282.8
Other liabilities	542.9	536.4
Total liabilities	$3,341.5	$3,190.6
Stockholders’ equity:
Common stock and surplus	$1,606.8	$1,614.6
Retained earnings	447.3	560.1
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(68.2)	(62.9)
Unearned compensation	(2.0)	(2.3)
Total stockholders’ equity	$1,976.1	$2,101.7
Total liabilities and stockholders’ equity	$5,317.6	$5,292.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended November 26, 2017 and November 27, 2016
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	203.7	—	—	—	203.7
Other comprehensive loss	—	—	—	(5.3)	—	(5.3)
Dividends declared	—	(157.0)	—	—	—	(157.0)
Stock option exercises (0.4 shares)	14.6	—	—	—	—	14.6
Stock-based compensation	10.6	—	—	—	—	10.6
Repurchases of common stock (2.3 shares)	(29.4)	(159.5)	—	—	—	(188.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.8	—	—	—	—	2.8
Other	(6.4)	—	—	—	0.3	$(6.1)
Balance at November 26, 2017	$1,606.8	$447.3	$(7.8)	$(68.2)	$(2.0)	$1,976.1

Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	189.7	—	—	—	189.7
Other comprehensive income	—	—	—	3.7	—	3.7
Dividends declared	—	(139.5)	—	—	—	(139.5)
Stock option exercises (1.1 shares)	43.4	—	—	—	—	43.4
Stock-based compensation	7.4	—	—	—	—	7.4
Income tax benefits credited to equity	8.3	—	—	—	—	8.3
Repurchases of common stock (3.5 shares)	(41.4)	(173.3)	—	—	—	(214.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.6	—	—	—	—	2.6
Other	—	—	—	—	0.5	0.5
Balance at November 27, 2016	$1,522.9	$424.4	$(7.8)	$(83.3)	$(2.8)	$1,853.4
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 26, 2017	November 27, 2016
Cash flows—operating activities
Net earnings	$203.7	$189.7
Losses from discontinued operations, net of tax	6.2	1.1
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	154.9	134.6
Impairments and disposal of assets, net	(0.8)	(7.7)
Amortization of loan costs and losses on interest-rate related derivatives	0.9	0.5
Stock-based compensation expense	18.1	18.0
Change in current assets and liabilities	(98.9)	(72.6)
Contributions to pension and postretirement plans	(0.8)	(0.8)
Change in cash surrender value of trust-owned life insurance	(6.9)	(3.5)
Deferred income taxes	18.1	(5.8)
Change in deferred rent	19.1	15.9
Change in other assets and liabilities	(1.5)	15.1
Other, net	2.0	9.8
Net cash provided by operating activities of continuing operations	$314.1	$294.3
Cash flows—investing activities
Purchases of land, buildings and equipment	(197.7)	(135.3)
Proceeds from disposal of land, buildings and equipment	3.1	6.9
Purchases of marketable securities	—	(0.9)
Proceeds from sale of marketable securities	4.4	2.0
Cash used in business acquisitions, net of cash acquired	(40.4)	—
Purchases of capitalized software and other assets	(10.2)	(13.4)
Net cash used in investing activities of continuing operations	$(240.8)	$(140.7)
Cash flows—financing activities
Proceeds from issuance of common stock	17.4	46.0
Income tax benefits credited to equity	—	8.3
Dividends paid	(157.0)	(139.5)
Repurchases of common stock	(188.9)	(214.7)
Proceeds from issuance of short-term debt	593.6	—
Repayments of short-term debt	(440.1)	—
Principal payments on capital and financing leases	(2.3)	(1.8)
Other, net	(8.2)	0.5
Net cash used in financing activities of continuing operations	$(185.5)	$(301.2)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(6.2)	(10.4)
Net cash used in discontinued operations	$(6.2)	$(10.4)

Decrease in cash and cash equivalents	(118.4)	(158.0)
Cash and cash equivalents - beginning of period	233.1	274.8
Cash and cash equivalents - end of period	$114.7	$116.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 26, 2017	November 27, 2016
Cash flows from changes in current assets and liabilities
Receivables, net	9.5	(1.7)
Inventories	(20.1)	(8.3)
Prepaid expenses and other current assets	(12.8)	(5.3)
Accounts payable	(9.0)	(3.5)
Accrued payroll	(20.1)	(26.1)
Prepaid/accrued income taxes	1.0	1.4
Other accrued taxes	2.3	(0.2)
Unearned revenues	(16.9)	(12.9)
Other current liabilities	(32.8)	(16.0)
Change in current assets and liabilities	$(98.9)	$(72.6)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and Eddie V's Prime Seafood® and Wildfish Seafood Grille® (collectively "Eddie V's"). As of November 26, 2017, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 35 franchised restaurants. We also have 35 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for us in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. We plan to elect the available practical expedients upon adoption. We expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. However, we do not expect adoption to have a material impact on our consolidated statements of earnings. We do not expect our accounting for capital leases to substantially change. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary allocation of the purchase price is as follows:

			Balances at
(in millions)	Preliminary	Adjustments	November 26, 2017
Current assets	$48.2	$(0.3)	$47.9
Land, buildings and equipment	191.9	18.7	210.6
Trademark	375.0	—	375.0
Other assets	2.2	20.4	22.6
Goodwill	329.4	(39.7)	289.7
Total assets acquired	$946.7	$(0.9)	$945.8
Current liabilities	43.4	3.7	47.1
Other liabilities	104.3	(5.4)	98.9
Total liabilities assumed	$147.7	$(1.7)	$146.0
Net assets acquired	$799.0	$0.8	$799.8
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $289.7 million recorded as goodwill, none is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Cheddar’s Scratch Kitchen on our consolidated financial statements.
On August 28, 2017, we completed the acquisition of 11 Cheddar's Scratch Kitchen restaurants and certain assets and liabilities from C&P Restaurant Company, LLC, an existing franchisee. The acquisition was funded with cash on hand for $39.6 million in total consideration, of which $22.5 million was allocated to reacquired franchise rights. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of these restaurants were recorded at their respective fair values as of the date of acquisition. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets and liabilities. When the valuation process is completed, adjustments to goodwill may result. The excess purchase price over the aggregate fair value of net assets acquired of $11.1 million was allocated to goodwill and is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
As a result of the integration efforts for these acquisitions, we incurred expenses of approximately $4.2 million and $10.6 million during the quarter and six months ended November 26, 2017, respectively, which are included in general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Costs and expenses:
Restaurant and marketing expenses	$—	$(0.2)	$(0.3)	$—
Other income and expenses	6.4	1.0	10.0	2.4
Losses before income taxes	(6.4)	(0.8)	(9.7)	(2.4)
Income tax benefit	(2.5)	(0.6)	(3.5)	(1.3)
Losses from discontinued operations, net of tax	$(3.9)	$(0.2)	$(6.2)	$(1.1)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of November 26, 2017 and May 28, 2017, primarily related to excess land parcels adjacent to our corporate headquarters with carrying amounts of $11.1 million and $13.2 million, respectively.
Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 26, 2017	November 27, 2016
Interest paid, net of amounts capitalized	$30.2	$18.6
Income taxes paid, net of refunds	39.0	57.2

Non-cash investing and financing activities are as follows:	Six Months Ended
(in millions)	November 26, 2017	November 27, 2016
Increase in land, buildings and equipment through accrued purchases	$44.3	$26.1
Note 5.Income Taxes

The effective income tax rate for continuing operations for the quarter ended November 26, 2017 was 21.9 percent compared to an effective income tax rate of 25.5 percent for the quarter ended November 27, 2016. The effective income tax rate for continuing operations for the six months ended November 26, 2017 was 23.1 percent compared to an effective income tax rate of 26.2 percent for the six months ended November 27, 2016. The decrease in the effective income tax rate for the quarter and six months ended November 26, 2017 was primarily related to the tax benefit from the favorable resolution of prior-year tax matters.
Included in our remaining balance of unrecognized tax benefits is $1.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
H.R.1, originally known as the Tax Cuts and Jobs Act was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate, which will have a material favorable impact on our effective income tax rate going forward. Additionally, since our deferred tax balances are calculated based on the tax rates in effect during the period, a change in federal corporate income tax rates is recorded as a component of the income tax provision for the period in

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which the law is enacted to change current or future tax rates. Therefore, this reduction in the corporate federal income tax rate will result in a material non-cash adjustment of our deferred tax balances and a corresponding credit to income tax expense in fiscal 2018.
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

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Anti-dilutive stock-based compensation awards	0.4	0.9	0.3	0.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar's Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 26, 2017
Sales	$951.6	$387.7	$140.6	$401.6	$—	$1,881.5
Restaurant and marketing expenses	784.0	327.2	113.5	350.2	—	1,574.9
Segment profit	$167.6	$60.5	$27.1	$51.4	$—	$306.6

Depreciation and amortization	$33.4	$16.4	$7.8	$21.2	$—	$78.8
Impairments and disposal of assets, net	—	—	—	—	—	—

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 27, 2016
Sales	$915.0	$365.0	$128.6	$233.9	$—	$1,642.5
Restaurant and marketing expenses	761.5	312.6	105.2	199.3	—	1,378.6
Segment profit	$153.5	$52.4	$23.4	$34.6	$—	$263.9

Depreciation and amortization	$31.1	$16.3	$7.2	$13.2	$—	$67.8
Impairments and disposal of assets, net	(0.2)	—	—	—	0.3	0.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 26, 2017
Sales	$1,941.4	$792.1	$262.8	$821.3	$—	$3,817.6
Restaurant and marketing expenses	1,574.7	668.1	216.4	704.0	—	3,163.2
Segment profit	$366.7	$124.0	$46.4	$117.3	$—	$654.4

Depreciation and amortization	$65.5	$32.9	$15.6	$40.9	$—	$154.9
Impairments and disposal of assets, net	—	—	—	—	(0.8)	(0.8)
Purchases of land, buildings and equipment	89.2	36.4	13.3	54.7	4.1	197.7

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 27, 2016
Sales	$1,876.2	$751.3	$242.8	$486.6	$—	$3,356.9
Restaurant and marketing expenses	1,536.4	638.8	202.6	407.2	—	2,785.0
Segment profit	$339.8	$112.5	$40.2	$79.4	$—	$571.9

Depreciation and amortization	$61.1	$32.6	$14.4	$26.5	$—	$134.6
Impairments and disposal of assets, net	(1.7)	(0.1)	—	(6.1)	0.2	(7.7)
Purchases of land, buildings and equipment	60.9	28.4	21.6	22.7	1.7	135.3

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Segment profit	$306.6	$263.9	$654.4	$571.9
Less general and administrative expenses	(98.9)	(79.5)	(196.9)	(167.2)
Less depreciation and amortization	(78.8)	(67.8)	(154.9)	(134.6)
Less impairments and disposal of assets, net	—	(0.1)	0.8	7.7
Less interest, net	(15.5)	(9.5)	(30.5)	(19.4)
Earnings before income taxes	$113.4	$107.0	$272.9	$258.4
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Disposal gains	$—	$(1.2)	$(0.8)	$(9.0)
Other	—	1.3	—	1.3
Impairments and disposal of assets, net	$—	$0.1	$(0.8)	$(7.7)
Disposal gains for the six months ended November 26, 2017 were primarily related to the sale of excess land parcels. For the quarter and six months ended November 27, 2016, disposal gains were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels.
Other impairment charges for the quarter and six months ended November 27, 2016 primarily related to a cost-method investment, which has no remaining carrying value.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.Stockholders' Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended November 26, 2017 and November 27, 2016 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 27, 2017	$(1.2)	$0.1	$5.6	$(70.6)	$(66.1)
Gain (loss)	(0.2)	—	(1.8)	—	(2.0)
Reclassification realized in net earnings	—	(0.1)	—	—	(0.1)
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)

Balance at August 28, 2016	$(1.2)	$0.1	$1.4	$(89.7)	$(89.4)
Gain (loss)	0.6	—	5.3	—	5.9
Reclassification realized in net earnings	—	—	—	0.2	0.2
Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended November 26, 2017 and November 27, 2016 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.7)	—	(4.6)	—	(5.3)
Reclassification realized in net earnings	—	(0.1)	0.2	(0.1)	—
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)

Balance at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	0.6	—	1.4	—	2.0
Reclassification realized in net earnings	—	—	1.4	0.3	1.7
Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Derivatives
Equity contracts	(1)	$—	$—	$(0.2)	$(1.4)
Total before tax		$—	$—	$(0.2)	$(1.4)
Tax benefit		—	—	—	—
Net of tax		$—	$—	$(0.2)	$(1.4)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(2)	$(0.7)	$(0.8)	$(1.4)	$(1.6)
Recognized net actuarial gain - other plans	(3)	0.7	0.5	1.5	1.1
Total before tax		$—	$(0.3)	$0.1	$(0.5)
Tax benefit		—	0.1	—	0.2
Net of tax		$—	$(0.2)	$0.1	$(0.3)

(1)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(2)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(3)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Interest cost	$2.2	$2.6	$4.3	$5.1
Expected return on plan assets	(3.0)	(4.1)	(6.0)	(8.0)
Recognized net actuarial loss	0.7	0.8	1.4	1.6
Net periodic benefit (credit) cost	$(0.1)	$(0.7)	$(0.3)	$(1.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.2	0.3	0.4
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(2.4)	(2.4)
Recognized net actuarial loss	0.5	0.4	0.9	0.8
Net periodic benefit (credit) cost	$(0.5)	$(0.5)	$(1.1)	$(1.1)
Note 11. Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we also grant cash settled stock units (Darden Stock Units) which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows.

	Stock Options Granted
	Six Months Ended
	November 26, 2017	November 27, 2016
Weighted-average fair value	$14.63	$9.08
Dividend yield	3.0%	3.5%
Expected volatility of stock	23.5%	24.3%
Risk-free interest rate	2.0%	1.4%
Expected option life (in years)	6.4	6.5
Weighted-average exercise price per share	$85.83	$59.70
The following table presents a summary of our stock-based compensation activity for the six months ended November 26, 2017:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	4.01	0.19	1.35	0.09	0.33
Awards granted	0.35	0.09	0.23	—	0.24
Awards exercised/vested	(0.35)	(0.03)	(0.29)	(0.09)	—
Awards forfeited	(0.02)	—	(0.04)	—	(0.01)
Outstanding end of period	3.99	0.25	1.25	—	0.56

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Stock options	$1.2	$1.6	$2.4	$3.1
Restricted stock/restricted stock units	1.1	0.3	1.8	0.7
Darden stock units	3.7	6.7	7.5	9.3
Cash-settled performance stock units	—	1.3	—	1.3
Equity-settled performance stock units	3.0	1.3	5.1	2.4
Employee stock purchase plan	0.3	0.3	0.6	0.6
Director compensation program/other	0.4	0.3	0.7	0.6
Total stock-based compensation expense	$9.7	$11.8	$18.1	$18.0
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 26, 2017, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 26, 2017			November 26, 2017	May 28, 2017	November 26, 2017	May 28, 2017
Equity forwards:
Designated	0.3	$67.47	$22.9	$—	$—	$0.6	$0.1
Not designated	0.5	$56.43	$28.1	—	—	0.9	0.3
Total equity forwards				$—	$—	$1.5	$0.4
Commodity contracts	N/A	N/A	$8.2	$0.7	$—	$0.4	$—
Total derivative contracts				$0.7	$—	$1.9	$0.4

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Equity (1)	$(2.0)	$5.3	$—	$—	$0.1	$0.1
Commodity (2)	0.3	—	—	—	—	—
Total	$(1.7)	$5.3	$—	$—	$0.1	$0.1

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended		Six Months Ended		Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Equity (1)	$(4.8)	$1.4	$(0.2)	$(1.4)	$0.1	$0.3
Commodity (2)	0.3	—	—	—	—	—
Total	$(4.5)	$1.4	$(0.2)	$(1.4)	$0.1	$0.3

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Restaurant labor expenses	$(0.1)	$2.6	$(0.6)	$1.5
General and administrative expenses	(0.7)	4.9	(1.3)	2.9
Total	$(0.8)	$7.5	$(1.9)	$4.4

Based on the fair value of our derivative instruments designated as cash flow hedges as of November 26, 2017, we expect to reclassify $1.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 26, 2017 and May 28, 2017:

Items Measured at Fair Value at November 26, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.3	$—	$0.3	$—
Equity forwards	(2)	(1.5)	—	(1.5)	—
Total		$(1.2)	$—	$(1.2)	$—

Items Measured at Fair Value at May 28, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(3)	$1.1	$—	$1.1	$—
U.S. Treasury securities	(4)	2.0	2.0	—	—
Mortgage-backed securities	(3)	1.0	—	1.0	—
Derivatives:
Equity forwards	(2)	(0.4)	—	(0.4)	—
Total		$3.7	$2.0	$1.7	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(4)	The fair value of our U.S. Treasury securities is based on closing market prices.
The carrying value and fair value of long-term debt as of November 26, 2017, was $935.6 million and $1.08 billion, respectively. The carrying value and fair value of long-term debt as of May 28, 2017, was $936.6 million and $1.05 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. During the quarter and six months ended November 26, 2017, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis. As of May 28, 2017, adjustments to the fair values of non-financial assets were not material.
Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 26, 2017 and May 28, 2017, we had $96.9 million and $127.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 26, 2017 and May 28, 2017, we had $17.1 million and $10.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of November 26, 2017 and May 28, 2017, we had $159.2 million and $163.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 26, 2017 and May 28, 2017, amounted to $135.0 million and $137.6 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2018 through fiscal 2028.
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
Note 15. Subsequent Events
On December 14, 2017, the Board of Directors declared a cash dividend of $0.63 per share to be paid February 1, 2018 to all shareholders of record as of the close of business on January 10, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 26, 2017 and November 27, 2016.

	Three Months Ended			Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	% Chg	November 26, 2017	November 27, 2016	% Chg
Sales	$1,881.5	$1,642.5	14.6%	$3,817.6	$3,356.9	13.7%
Costs and expenses:
Food and beverage	542.9	478.1	13.6	1,098.1	971.3	13.1
Restaurant labor	622.4	538.1	15.7	1,246.6	1,083.9	15.0
Restaurant expenses	351.5	305.3	15.1	694.4	609.0	14.0
Marketing expenses	58.1	57.1	1.8	124.1	120.8	2.7
General and administrative expenses	98.9	79.5	24.4	196.9	167.2	17.8
Depreciation and amortization	78.8	67.8	16.2	154.9	134.6	15.1
Impairments and disposal of assets, net	—	0.1	NM	(0.8)	(7.7)	NM
Total costs and expenses	$1,752.6	$1,526.0	14.8	$3,514.2	$3,079.1	14.1
Operating income	128.9	116.5	10.6	303.4	277.8	9.2
Interest, net	15.5	9.5	63.2	30.5	19.4	57.2
Earnings before income taxes	113.4	107.0	6.0	272.9	258.4	5.6
Income tax expense (1)	24.8	27.3	(9.2)	63.0	67.6	(6.8)
Earnings from continuing operations	$88.6	$79.7	11.2	$209.9	$190.8	10.0
Losses from discontinued operations, net of tax	(3.9)	(0.2)	NM	(6.2)	(1.1)	NM
Net earnings	$84.7	$79.5	6.5%	$203.7	$189.7	7.4%
Diluted net earnings per share:
Earnings from continuing operations	$0.71	$0.64	10.9%	$1.66	$1.52	9.2%
Losses from discontinued operations	(0.04)	—	NM	(0.05)	(0.01)	NM
Net earnings	$0.67	$0.64	4.7%	$1.61	$1.51	6.6%

(1) Effective tax rate	21.9%	25.5%		23.1%	26.2%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2018, compared with the number open at the end of fiscal 2017 and the end of the second quarter of fiscal 2017.

	November 26, 2017	May 28, 2017	November 27, 2016
Olive Garden (1)	849	846	842
LongHorn Steakhouse	496	490	485
Cheddar’s Scratch Kitchen (2)	153	140	—
Yard House	68	67	65
The Capital Grille	57	56	56
Bahama Breeze	39	37	36
Seasons 52	41	41	40
Eddie V's	19	18	17
Total	1,722	1,695	1,541

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes the 140 restaurants acquired on April 24, 2017 and the 11 restaurants acquired on August 28, 2017.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.88 billion and $3.82 billion for the second quarter and first six months of fiscal 2018, compared to $1.64 billion and $3.36 billion for the second quarter and first six months of fiscal 2017. The increase of 14.6 percent in sales for the second quarter of fiscal 2018 was primarily driven by revenue from the 151 acquired Cheddar's Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 3.1 percent, excluding Cheddar's Scratch Kitchen, and revenue from the addition of 30 net new company-owned restaurants since the second quarter of fiscal 2017. The increase of 13.7 percent in sales for the first six months of fiscal 2018 was primarily driven by revenue from the 151 acquired Cheddar's Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 2.4 percent, excluding Cheddar's Scratch Kitchen, and revenue from the addition of 30 net new company-owned restaurants since the second quarter of fiscal 2017.
For the second quarter of fiscal 2018, our net earnings from continuing operations were $88.6 million compared to $79.7 million for the second quarter of fiscal 2017, and our diluted net earnings per share from continuing operations were $0.71 for the second quarter of fiscal 2018 compared to $0.64 for the second quarter of fiscal 2017. For the first six months of fiscal 2018, our net earnings from continuing operations were $209.9 million compared to $190.8 million for the first six months of fiscal 2017, and our diluted net earnings per share from continuing operations were $1.66 for the first six months of fiscal 2018 compared to $1.52 for the first six months of fiscal 2017. Our diluted per share results from continuing operations were adversely impacted by approximately $0.02 and $0.06 for the second quarter and the first six months of fiscal 2018, respectively, related to costs associated with the integration of Cheddar's Scratch Kitchen.
Outlook
We expect combined Darden same-restaurant sales, excluding Cheddar's Scratch Kitchen, to increase in fiscal 2018 approximately 2.0 percent, and we expect fiscal 2018 sales from continuing operations to increase approximately 13.0 percent, including Cheddar’s Scratch Kitchen. In fiscal 2018, we expect to open approximately 40 new restaurants, including Cheddar’s Scratch Kitchen, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $400.0 million and $450.0 million.
SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 26, 2017	November 27, 2016	% Chg	SRS (1)	November 26, 2017	November 27, 2016	% Chg	SRS (1)
Olive Garden	$951.6	$915.0	4.0%	3.0%	$1,941.4	$1,876.2	3.5%	2.5%
LongHorn Steakhouse	$387.7	$365.0	6.2%	3.8%	$792.1	$751.3	5.4%	3.2%
Cheddar's Scratch Kitchen	$155.0	$—	NM	(2.0)%	$313.3	$—	NM	(1.5)%
Yard House	$135.2	$126.0	7.3%	2.0%	$274.9	$259.7	5.9%	0.7%
The Capital Grille	$107.7	$102.1	5.5%	3.8%	$199.9	$191.5	4.4%	2.9%
Bahama Breeze	$51.0	$46.2	10.4%	2.5%	$113.9	$105.1	8.4%	1.8%
Seasons 52	$58.5	$57.5	1.7%	(0.5)%	$115.0	$113.7	1.1%	(1.3)%
Eddie V's	$32.9	$26.5	24.2%	6.8%	$62.9	$51.3	22.6%	4.7%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increases for the second quarter and first six months of fiscal 2018 were primarily driven by a U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2018 resulted from a 1.9 percent increase in average check combined with a 1.1 percent increase in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first six months of fiscal 2018 resulted from a 2.1 percent increase in average check combined with a 0.4 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the second quarter and first six months of fiscal 2018 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2018 resulted from a 2.9 percent increase in average check combined with a 0.9 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the first six months of fiscal 2018 resulted from a 2.7 percent increase in average check combined with a 0.5 percent increase in same-restaurant guest counts.

In total, Cheddar's Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's generated sales for the second quarter and first six months of fiscal 2018, which were approximately 50.8 percent and 49.7 percent above last fiscal year’s second quarter and first six months, respectively. The sales increase for the second quarter of fiscal 2018 was primarily driven by the Cheddar's Scratch Kitchen acquisition and the incremental sales from new Yard House, Bahama Breeze and Eddie V's restaurants. Sales growth also reflected same-restaurant sales increases at Yard House, The Capital Grille, Bahama Breeze and Eddie V's partially offset by a same-restaurant sales decrease at Seasons 52. The sales increase for the first six months of fiscal 2018 was primarily driven by the Cheddar's Scratch Kitchen acquisition and the incremental sales from new Yard House, Bahama Breeze and Eddie V's restaurants. Sales growth also reflected same-restaurant sales increases at Yard House, The Capital Grille, Bahama Breeze and Eddie V's partially offset by a same-restaurant sales decrease at Seasons 52.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 26, 2017 and November 27, 2016.

	Three Months Ended		Six Months Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.9	29.1	28.8	28.9
Restaurant labor	33.1	32.8	32.7	32.3
Restaurant expenses	18.7	18.6	18.2	18.1
Marketing expenses	3.1	3.5	3.3	3.6
General and administrative expenses	5.3	4.8	5.2	5.0
Depreciation and amortization	4.2	4.1	4.1	4.0
Impairments and disposal of assets, net	—	—	—	(0.2)
Total operating costs and expenses	93.1%	92.9%	92.1%	91.7%
Operating income	6.9	7.1	7.9	8.3
Interest, net	0.8	0.6	0.8	0.6
Earnings before income taxes	6.0	6.5	7.1	7.7
Income tax expense	1.3	1.7	1.7	2.0
Earnings from continuing operations	4.7	4.9	5.5	5.7
Quarter Ended November 26, 2017 Compared to Quarter Ended November 27, 2016

•	Food and beverage costs decreased as a percent of sales as a result of pricing and cost savings initiatives, partially offset by unfavorable menu mix.

•
Restaurant labor costs increased as a percent of sales primarily due to wage-rate inflation and the impact of Cheddar's Scratch Kitchen's higher labor costs relative to Darden legacy brands, partially offset by sales leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales primarily due to higher pre-opening costs and occupancy costs, partially offset by sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to sales leverage and Cheddar's Scratch Kitchen's lower marketing spend relative to the Darden legacy brands.

•
General and administrative expenses increased as a percent of sales primarily due to an unfavorable legal outcome and expenses related to the integration of Cheddar's Scratch Kitchen partially offset by sales leverage.

•	Depreciation and amortization expense was relatively flat as a percent of sales.
Six Months Ended November 26, 2017 Compared to Six Months Ended November 27, 2016

•	Food and beverage costs decreased as a percent of sales as a result of pricing and cost savings initiatives, partially offset by unfavorable menu mix and food cost inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to wage-rate inflation and the impact of Cheddar's Scratch Kitchen's higher labor costs relative to Darden legacy brands, partially offset by sales leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales primarily due to higher pre-opening costs and utilities expense, partially offset by sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to sales leverage and Cheddar's Scratch Kitchen's lower marketing spend relative to the Darden legacy brands.

•
General and administrative expenses increased as a percent of sales primarily due to an unfavorable legal outcome and expenses related to the integration of Cheddar's Scratch Kitchen partially offset by sales leverage.

•	Depreciation and amortization expense was relatively flat as a percent of sales.

•	Impairments and disposal of assets, net, reflect the higher benefit from lease termination gains in fiscal 2017 compared to asset disposal gains in fiscal 2018.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the second quarter and the first six months of fiscal 2018 primarily due to higher average debt balances in fiscal 2018 as compared to fiscal 2017 due to the issuance of $500.0 million of senior notes in April 2017.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 26, 2017 was 21.9 percent compared to an effective income tax rate of 25.5 percent for the quarter ended November 27, 2016. The effective income tax rate for continuing operations for the six months ended November 26, 2017 was 23.1 percent compared to an effective income tax rate of 26.2 percent for the six months ended November 27, 2016. The decrease in the effective income tax rate for the quarter and six months ended November 26, 2017 was primarily related to the tax benefit from the favorable resolution of prior-year tax matters.
H.R.1, originally known as the Tax Cuts and Jobs Act was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate, which will have a material favorable impact on our effective income tax rate going forward. Additionally, since our deferred tax balances are calculated based on the tax rates in effect during the period, a change in federal corporate income tax rates is recorded as a component of the income tax provision for the period in which the law is enacted to change current or future tax rates. Therefore, this reduction in the corporate federal income tax rate will result in a material non-cash adjustment of our deferred tax balances and a corresponding credit to income tax expense in fiscal 2018.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2018 were $3.9 million ($0.04 per diluted share) and $6.2 million ($0.05 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2017 of $0.2 million ($0.00 per diluted share) and $1.1 million ($0.01 per diluted share), respectively.
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar's Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V's in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report).

Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Six Months Ended
Segment	November 26, 2017	November 27, 2016	Change		November 26, 2017	November 27, 2016	Change
Olive Garden	17.6%	16.8%	80	BP	18.9%	18.1%	80	BP
LongHorn Steakhouse	15.6%	14.4%	120	BP	15.7%	15.0%	70	BP
Fine Dining	19.3%	18.2%	110	BP	17.7%	16.6%	110	BP
Other Business	12.8%	14.8%	(200)	BP	14.3%	16.3%	(200)	BP
The increases in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for the second quarter and the first six months of fiscal 2018 were driven primarily by leveraging positive same-restaurant sales. The decrease in Other Business' segment profit margin for the second quarter and the first six months of fiscal 2018 was primarily driven by the impact of Cheddar's Scratch Kitchen's margin mix and the shift of consumer-packaged goods revenue from the Other Business segment to primarily the Olive Garden segment.
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
On October 27, 2017, we entered into a new $750.0 million revolving credit agreement (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The New Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 3, 2011 and amended as of October 24, 2013 (Prior Revolving Credit Agreement). There were no outstanding balances under the Prior Revolving Credit Agreement as of October 27, 2017. As of November 26, 2017, we were in compliance with all covenants under the New Revolving Credit Agreement.

The New Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of November 26, 2017, we had no outstanding balances under the New Revolving Credit Agreement.
As of November 26, 2017, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$150.0 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$300.0 million of unsecured 6.800 percent senior notes due in October 2037.
The interest rate on our $300.0 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 26, 2017, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $314.1 million for the first six months of fiscal 2018, from $294.3 million for the first six months of fiscal 2017. The increase was primarily due to higher net earnings.
Net cash flows used in investing activities of continuing operations were $240.8 million for the first six months of fiscal 2018, compared to $140.7 million for the first six months of fiscal 2017. Capital expenditures increased to $197.7 million for the first six months of fiscal 2018 from $135.3 million for the first six months of fiscal 2017 reflecting an increase in new restaurant construction and remodel activity during fiscal 2018. Net cash flows used in investing activities for fiscal 2018 also reflect net cash used in the acquisition of 11 Cheddar's Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $185.5 million for the first six months of fiscal 2018, compared to $301.2 million for the first six months of fiscal 2017. Net cash flows used in financing activities for the first six months of fiscal 2018 included dividends paid of $157.0 million and share repurchases of $188.9 million partially offset by net proceeds from the issuance of short-term debt of $153.5 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first six months of fiscal 2017 included dividends paid of $139.5 million and share repurchases of $214.7 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.26 per share for the first six months of fiscal 2018, compared to $1.12 per share for the same period in fiscal 2017.
During the quarter and six months ended November 26, 2017, we repurchased 1.1 million and 2.3 million shares of our common stock, respectively, compared to 0.3 million and 3.5 million shares, respectively, of our common stock during the quarter and six months ended November 27, 2016. As of November 26, 2017, of the 190.9 million cumulative shares repurchased under current and previous authorizations, 178.3 million shares were retired and restored to authorized but unissued shares of common stock.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2017 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 26, 2017, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $890.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $485.2 million as of November 26, 2017, compared to $587.9 million as of May 28, 2017. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock during the first and second quarters of fiscal 2018.
Our current liabilities totaled $1.42 billion as of November 26, 2017, compared to $1.29 billion as of May 28, 2017. The increase was primarily related to an increase in short-term debt to support overall short-term cash needs.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 26, 2017, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $24.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $95.6 million. The fair value of our long-term fixed-rate debt outstanding as of November 26, 2017, averaged $1.07 billion, with a high of $1.09 billion and a low of $1.05 billion during the first six months of fiscal 2018. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 26, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 26, 2017.
During the fiscal quarter ended November 26, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 26, 2017.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 28, 2017 through October 1, 2017	956,657	$80.62	956,657	$292.5
October 2, 2017 through October 29, 2017	126,421	$79.50	126,421	$282.5
October 30, 2017 through November 26, 2017	19,123	$80.43	19,123	$280.9
Total	1,102,201	$80.49	1,102,201	$280.9

(1)
All of the shares purchased during the quarter ended November 26, 2017 were purchased as part of our repurchase program. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	January 3, 2018	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
10.47
Credit Agreement, dated as of October 27, 2017, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 1, 2017).

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