Form 10-Q
period 2018-02-25
DARDEN RESTAURANTS INC
filed 2018-04-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2018: 123,789,512 (excluding 1,263,682 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2018 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Sales	$2,128.4	$1,878.7	$5,946.0	$5,235.6
Costs and expenses:
Food and beverage	603.3	541.5	1,701.4	1,512.8
Restaurant labor	683.0	578.3	1,929.6	1,662.2
Restaurant expenses	360.8	320.4	1,055.2	929.4
Marketing expenses	58.9	54.6	183.0	175.4
General and administrative expenses	110.1	87.2	307.0	254.4
Depreciation and amortization	79.2	67.9	234.1	202.5
Impairments and disposal of assets, net	(0.3)	(0.7)	(1.1)	(8.4)
Total operating costs and expenses	$1,895.0	$1,649.2	$5,409.2	$4,728.3
Operating income	233.4	229.5	536.8	507.3
Interest, net	117.4	9.3	147.9	28.7
Earnings before income taxes	116.0	220.2	388.9	478.6
Income tax (benefit) expense	(102.5)	53.9	(39.5)	121.5
Earnings from continuing operations	$218.5	$166.3	$428.4	$357.1
Losses from discontinued operations, net of tax benefit of $(0.5), $(0.9), $(4.0) and $(2.2), respectively	(0.7)	(0.7)	(6.9)	(1.8)
Net earnings	$217.8	$165.6	$421.5	$355.3
Basic net earnings per share:
Earnings from continuing operations	$1.77	$1.34	$3.45	$2.88
Losses from discontinued operations	(0.01)	(0.01)	(0.06)	(0.02)
Net earnings	$1.76	$1.33	$3.39	$2.86
Diluted net earnings per share:
Earnings from continuing operations	$1.74	$1.32	$3.40	$2.84
Losses from discontinued operations	(0.01)	—	(0.06)	(0.02)
Net earnings	$1.73	$1.32	$3.34	$2.82
Average number of common shares outstanding:
Basic	123.6	124.1	124.2	124.1
Diluted	125.7	125.9	126.1	125.8
Dividends declared per common share	$0.63	$0.56	$1.89	$1.68

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Net earnings	$217.8	$165.6	$421.5	$355.3
Other comprehensive income (loss):
Foreign currency adjustment	(0.4)	(0.1)	(1.1)	0.5
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	(0.1)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $0.0, $0.0, and $0.0, respectively	3.6	(0.7)	(0.8)	2.1
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $(0.1), $0.1, $(0.1) and $0.3 respectively, related to pension and other post-employment benefits	—	0.1	(0.1)	0.4
Reclassification of tax effect	(15.4)	—	(15.4)	—
Other comprehensive income (loss)	$(12.2)	$(0.7)	$(17.5)	$3.0
Total comprehensive income	$205.6	$164.9	$404.0	$358.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 25, 2018	May 28, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146.8	$233.1
Receivables, net	50.6	75.9
Inventories	208.0	178.9
Prepaid income taxes	62.7	6.2
Prepaid expenses and other current assets	90.4	80.6
Assets held for sale	11.1	13.2
Total current assets	$569.6	$587.9
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,167.0 and $1,996.8, respectively	2,404.8	2,272.3
Goodwill	1,182.0	1,201.7
Trademarks	950.2	950.2
Other assets	348.1	280.2
Total assets	$5,454.7	$5,292.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.5	$249.5
Short-term debt	50.6	—
Accrued payroll	157.3	149.1
Accrued income taxes	—	1.9
Other accrued taxes	53.1	54.2
Unearned revenues	456.6	388.6
Other current liabilities	458.4	445.9
Total current liabilities	$1,467.5	$1,289.2
Long-term debt	926.4	936.6
Deferred income taxes	106.4	145.6
Deferred rent	310.6	282.8
Other liabilities	518.9	536.4
Total liabilities	$3,329.8	$3,190.6
Stockholders’ equity:
Common stock and surplus	$1,628.4	$1,614.6
Retained earnings	586.4	560.1
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(80.4)	(62.9)
Unearned compensation	(1.7)	(2.3)
Total stockholders’ equity	$2,124.9	$2,101.7
Total liabilities and stockholders’ equity	$5,454.7	$5,292.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended February 25, 2018 and February 26, 2017
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	421.5	—	—	—	421.5
Other comprehensive loss	—	—	—	(17.5)	—	(17.5)
Dividends declared	—	(234.9)	—	—	—	(234.9)
Stock option exercises (0.8 shares)	31.1	—	—	—	—	31.1
Stock-based compensation	16.7	—	—	—	—	16.7
Repurchases of common stock (2.5 shares)	(31.9)	(175.7)	—	—	—	(207.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.3	—	—	—	0.1	4.4
Other	(6.4)	15.4	—	—	0.5	$9.5
Balance at February 25, 2018	$1,628.4	$586.4	$(7.8)	$(80.4)	$(1.7)	$2,124.9

Balance at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	355.3	—	—	—	355.3
Other comprehensive income	—	—	—	3.0	—	3.0
Dividends declared	—	(208.9)	—	—	—	(208.9)
Stock option exercises (1.5 shares)	58.5	—	—	—	—	58.5
Stock-based compensation	11.4	—	—	—	—	11.4
Income tax benefits credited to equity	12.1	—	—	—	—	12.1
Repurchases of common stock (3.5 shares)	(41.5)	(173.4)	—	—	—	(214.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.9	—	—	—	0.1	4.0
Other	—	(0.5)	—	—	0.8	0.3
Balance at February 26, 2017	$1,547.0	$520.0	$(7.8)	$(84.0)	$(2.4)	$1,972.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 25, 2018	February 26, 2017
Cash flows—operating activities
Net earnings	$421.5	$355.3
Losses from discontinued operations, net of tax	6.9	1.8
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	234.1	202.5
Impairments and disposal of assets, net	(1.1)	(8.4)
Amortization of loan costs and losses on interest-rate related derivatives	1.2	0.7
Stock-based compensation expense	32.2	27.3
Change in current assets and liabilities	13.9	91.7
Contributions to pension and postretirement plans	(61.6)	(1.2)
Change in cash surrender value of trust-owned life insurance	(10.7)	(8.2)
Deferred income taxes	(29.0)	(12.9)
Change in deferred rent	27.8	24.5
Change in other assets and liabilities	11.0	19.5
Loss on extinguishment of debt	102.2	—
Other, net	2.6	8.7
Net cash provided by operating activities of continuing operations	$751.0	$701.3
Cash flows—investing activities
Purchases of land, buildings and equipment	(294.9)	(214.0)
Proceeds from disposal of land, buildings and equipment	3.3	8.2
Cash used in business acquisitions, net of cash acquired	(40.4)	—
Purchases of capitalized software and other assets	(14.7)	(18.8)
Other, net	4.4	4.3
Net cash used in investing activities of continuing operations	$(342.3)	$(220.3)
Cash flows—financing activities
Proceeds from issuance of common stock	35.5	62.5
Income tax benefits credited to equity	—	12.1
Dividends paid	(234.9)	(208.9)
Repurchases of common stock	(207.6)	(214.9)
Proceeds from issuance of short-term debt	812.2	—
Repayments of short-term debt	(761.6)	—
Repayments of long-term debt	(408.2)	—
Proceeds from issuance of long-term debt	300.0	—
Principal payments on capital and financing leases	(3.9)	(3.0)
Other, net	(11.5)	0.8
Net cash used in financing activities of continuing operations	$(480.0)	$(351.4)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(15.2)	(13.8)
Net cash provided by investing activities of discontinued operations	0.2	0.8
Net cash used in discontinued operations	$(15.0)	$(13.0)

Increase (decrease) in cash and cash equivalents	(86.3)	116.6
Cash and cash equivalents - beginning of period	233.1	274.8
Cash and cash equivalents - end of period	$146.8	$391.4

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 25, 2018	February 26, 2017
Cash flows from changes in current assets and liabilities
Receivables, net	25.8	24.5
Inventories	(29.1)	7.3
Prepaid expenses and other current assets	(12.9)	(1.3)
Accounts payable	28.9	(46.8)
Accrued payroll	5.7	(7.7)
Prepaid/accrued income taxes	(56.8)	52.2
Other accrued taxes	(1.9)	(1.5)
Unearned revenues	74.0	79.2
Other current liabilities	(19.8)	(14.2)
Change in current assets and liabilities	$13.9	$91.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and Eddie V’s Prime Seafood® and Wildfish Seafood Grille® (collectively “Eddie V’s”). As of February 25, 2018, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 35 franchised restaurants. We also have 34 franchised restaurants in operation located in Latin America, the Middle East and Malaysia.
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
As of May 29, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The primary impact for us upon adoption is the recognition of excess tax benefits in our provision for income taxes rather than in equity as previously recognized. This change is required to be applied prospectively. The cash flows related to excess tax benefits will be presented as an operating activity rather than a financing activity in our consolidated statements of cash flows. We elected to apply the presentation requirements for the cash flows related to excess tax benefits prospectively and therefore have not adjusted prior periods. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity. Additionally, we have elected to continue our current accounting policy of estimating forfeitures rather than accounting for forfeitures as they occur.
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for us in the first quarter of fiscal 2019, however, we elected to early adopt this guidance during the quarter ended February 25, 2018, using a retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in the update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act). This update is effective for us in the first quarter of fiscal 2020, however, we elected to early adopt this guidance during the quarter ended February 25, 2018. The adoption of this guidance resulted in a $15.4 million reclassification from accumulated other comprehensive income (loss) to retained earnings resulting from the Tax Act. See Note 9.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions using the cumulative effect transition method. We do not believe this guidance will impact the recognition of our primary source of revenue from company-owned restaurants, which also includes gift card revenue. We expect this guidance will impact the recognition of our franchise revenue, however, due to the relative insignificance of these amounts, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for us in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. This guidance requires us to use a modified retrospective approach upon adoption with certain practical expedients available. We expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. However, we do not expect adoption to have a material impact on our consolidated statements of earnings. We do not expect our accounting for capital leases to substantially change. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This update is effective for us in the first quarter of fiscal 2020. The guidance will be applied retrospectively or prospectively, depending on the area covered in this update. Early adoption is permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When the valuation process is completed, adjustments to goodwill may result.
The preliminary allocation of the purchase price is as follows:

			Balances at
(in millions)	Preliminary	Adjustments	February 25, 2018
Current assets	$48.2	$(0.5)	$47.7
Land, buildings and equipment	191.9	22.6	214.5
Trademark	375.0	—	375.0
Other assets	2.2	20.4	22.6
Goodwill	329.4	(30.9)	298.5
Total assets acquired	$946.7	$11.6	$958.3
Current liabilities	43.4	7.9	51.3
Other liabilities	104.3	2.9	107.2
Total liabilities assumed	$147.7	$10.8	$158.5
Net assets acquired	$799.0	$0.8	$799.8
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $298.5 million recorded as goodwill, none is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Cheddar’s Scratch Kitchen on our consolidated financial statements.
On August 28, 2017, we completed the acquisition of 11 Cheddar’s Scratch Kitchen restaurants and certain assets and liabilities from C&P Restaurant Company, LLC, an existing franchisee. The acquisition was funded with cash on hand for $39.6 million in total consideration, of which $22.5 million was allocated to reacquired franchise rights. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of these restaurants were recorded at their respective fair values as of the date of acquisition. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets and liabilities. When the valuation process is completed, adjustments to goodwill may result. The excess purchase price over the aggregate fair value of net assets acquired of $11.2 million was allocated to goodwill and is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
As a result of the integration efforts for these acquisitions, we incurred expenses of approximately $6.7 million and $17.3 million during the quarter and nine months ended February 25, 2018, respectively, which are included in general and administrative expenses in our consolidated statements of earnings.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Costs and expenses:
Restaurant and marketing expenses	$(0.1)	$0.3	$(0.4)	$0.2
Other income and expenses	1.3	1.3	11.3	3.8
Losses before income taxes	(1.2)	(1.6)	(10.9)	(4.0)
Income tax benefit	(0.5)	(0.9)	(4.0)	(2.2)
Losses from discontinued operations, net of tax	$(0.7)	$(0.7)	$(6.9)	$(1.8)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of February 25, 2018 and May 28, 2017, primarily related to excess land parcels adjacent to our corporate headquarters with carrying amounts of $11.1 million and $13.2 million, respectively.
Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017
Interest paid, net of amounts capitalized (1)	$142.2	$24.9
Income taxes paid, net of refunds	40.3	61.3

Non-cash investing activities are as follows:	Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017
Increase in land, buildings and equipment through accrued purchases	$35.7	$25.2

(1)	Interest paid for the nine months ended February 25, 2018 includes approximately $97.3 million of payments associated with the retirement of long-term debt. See Note 15.
Note 5.Income Taxes
The Tax Act was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 is now 29.4 percent, representing a blended income tax rate for the current fiscal year. For fiscal 2019, our federal statutory rate will be 21.0 percent. Additionally, for the quarter ended February 25, 2018, in accordance with FASB Accounting Standards Codification (ASC) 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $77.3 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of February 25, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018. The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, changes to the current year deferred tax balance estimates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective income tax rate for continuing operations for the quarter ended February 25, 2018 was an 88.4 percent benefit compared to an effective income tax rate of 24.5 percent expense for the quarter ended February 26, 2017. The effective income tax rate for continuing operations for the nine months ended February 25, 2018 was a 10.2 percent benefit compared to an effective income tax rate of 25.4 percent expense for the nine months ended February 26, 2017. The decrease in the effective income tax rate for the quarter and nine months ended February 25, 2018 was primarily due to the Tax Act and lower earnings before income taxes for fiscal 2018 driven primarily by debt retirement costs recorded during the quarter ended February 25, 2018.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Anti-dilutive stock-based compensation awards	0.4	—	0.2	0.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
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
Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively “restaurant and marketing expenses”). The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 25, 2018
Sales	$1,073.2	$452.8	$164.4	$438.0	$—	$2,128.4
Restaurant and marketing expenses	846.5	362.9	124.1	372.5	—	1,706.0
Segment profit	$226.7	$89.9	$40.3	$65.5	$—	$422.4

Depreciation and amortization	$33.7	$16.5	$7.9	$21.1	$—	$79.2
Impairments and disposal of assets, net	0.1	(0.3)	—	—	(0.1)	(0.3)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 26, 2017
Sales	$1,035.1	$434.3	$153.7	$255.6	$—	$1,878.7
Restaurant and marketing expenses	817.4	349.3	117.3	210.8	—	1,494.8
Segment profit	$217.7	$85.0	$36.4	$44.8	$—	$383.9

Depreciation and amortization	$31.1	$16.4	$7.2	$13.2	$—	$67.9
Impairments and disposal of assets, net	0.1	—	—	—	(0.8)	(0.7)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 25, 2018
Sales	$3,014.6	$1,245.0	$427.1	$1,259.3	$—	$5,946.0
Restaurant and marketing expenses	2,421.2	1,031.0	340.5	1,076.5	—	4,869.2
Segment profit	$593.4	$214.0	$86.6	$182.8	$—	$1,076.8

Depreciation and amortization	$99.2	$49.3	$23.5	$62.1	$—	$234.1
Impairments and disposal of assets, net	0.1	(0.3)	—	—	(0.9)	(1.1)
Purchases of land, buildings and equipment	125.8	55.6	21.6	87.7	4.2	294.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 26, 2017
Sales	$2,911.3	$1,185.6	$396.6	$742.1	$—	$5,235.6
Restaurant and marketing expenses	2,353.8	988.1	319.9	618.0	—	4,279.8
Segment profit	$557.5	$197.5	$76.7	$124.1	$—	$955.8

Depreciation and amortization	$92.3	$49.0	$21.6	$39.6	$—	$202.5
Impairments and disposal of assets, net	(1.5)	(0.2)	—	(6.1)	(0.6)	(8.4)
Purchases of land, buildings and equipment	97.0	43.1	31.1	40.5	2.3	214.0

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Segment profit	$422.4	$383.9	$1,076.8	$955.8
Less general and administrative expenses	(110.1)	(87.2)	(307.0)	(254.4)
Less depreciation and amortization	(79.2)	(67.9)	(234.1)	(202.5)
Less impairments and disposal of assets, net	0.3	0.7	1.1	8.4
Less interest, net	(117.4)	(9.3)	(147.9)	(28.7)
Earnings before income taxes	$116.0	$220.2	$388.9	$478.6
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Disposal gains	$(0.3)	$(1.4)	$(1.1)	$(10.4)
Other	—	0.7	—	2.0
Impairments and disposal of assets, net	$(0.3)	$(0.7)	$(1.1)	$(8.4)
Disposal gains for the quarter ended February 25, 2018 were not material. Disposal gains for the nine months ended February 25, 2018 were primarily related to the sale of excess land parcels. For the quarter and nine months ended February 26, 2017, disposal gains were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other impairment charges for the quarter ended February 26, 2017 were not material. During the nine months ended February 26, 2017, other impairment charges primarily related to a cost-method investment, which has no remaining carrying value.
Note 9.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended February 25, 2018 and February 26, 2017 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)
Gain (loss)	(0.4)	—	3.7	—	3.3
Reclassification realized in net earnings	—	—	(0.1)	—	(0.1)
Reclassification of tax effect (1)	—	—	(0.2)	(15.2)	(15.4)
Balance at February 25, 2018	$(1.8)	$—	$7.2	$(85.8)	$(80.4)

Balance at November 27, 2016	$(0.6)	$0.1	$6.7	$(89.5)	$(83.3)
Gain (loss)	(0.1)	—	(0.7)	—	(0.8)
Reclassification realized in net earnings	—	—	—	0.1	0.1
Balance at February 26, 2017	$(0.7)	$0.1	$6.0	$(89.4)	$(84.0)

(1)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended February 25, 2018 and February 26, 2017 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(1.1)	—	(0.9)	—	(2.0)
Reclassification realized in net earnings	—	(0.1)	0.1	(0.1)	(0.1)
Reclassification of tax effect (1)	—	—	(0.2)	(15.2)	(15.4)
Balance at February 25, 2018	$(1.8)	$—	$7.2	$(85.8)	$(80.4)

Balance at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	0.5	—	0.7	—	1.2
Reclassification realized in net earnings	—	—	1.4	0.4	1.8
Balance at February 26, 2017	$(0.7)	$0.1	$6.0	$(89.4)	$(84.0)

(1)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Derivatives
Commodity contracts	(1)	$0.2	$—	$0.2	$—
Equity contracts	(2)	—	—	(0.2)	(1.4)
Interest rate contracts	(3)	(0.1)	—	(0.1)	—
Total before tax		$0.1	$—	$(0.1)	$(1.4)
Tax benefit		—	—	—	—
Net of tax		$0.1	$—	$(0.1)	$(1.4)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.7)	$(0.8)	$(2.1)	$(2.4)
Recognized net actuarial gain - other plans	(5)	0.8	0.6	2.3	1.7
Total before tax		$0.1	$(0.2)	$0.2	$(0.7)
Tax benefit (expense)		(0.1)	0.1	(0.1)	0.3
Net of tax		$—	$(0.1)	$0.1	$(0.4)

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 12 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(3)	Included in interest, net, on our consolidated statement of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Interest cost	$2.1	$2.5	$6.4	$7.6
Expected return on plan assets	(3.0)	(3.9)	(9.0)	(11.9)
Recognized net actuarial loss	0.7	0.8	2.1	2.4
Net periodic benefit (credit) cost	$(0.2)	$(0.6)	$(0.5)	$(1.9)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.1	0.5	0.5
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(3.6)	(3.6)
Recognized net actuarial loss	0.4	0.5	1.3	1.3
Net periodic benefit (credit) cost	$(0.6)	$(0.6)	$(1.7)	$(1.7)
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

	Stock Options Granted
	Nine Months Ended
	February 25, 2018	February 26, 2017
Weighted-average fair value	$14.63	$9.08
Dividend yield	3.0%	3.5%
Expected volatility of stock	23.5%	24.3%
Risk-free interest rate	2.0%	1.4%
Expected option life (in years)	6.4	6.5
Weighted-average exercise price per share	$85.83	$59.70
The following table presents a summary of our stock-based compensation activity for the nine months ended February 25, 2018:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Cash-Settled Performance Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	4.01	0.19	1.35	0.09	0.33
Awards granted	0.35	0.11	0.42	—	0.24
Awards exercised/vested	(0.77)	(0.05)	(0.30)	(0.09)	—
Awards forfeited	(0.03)	—	(0.06)	—	(0.01)
Outstanding end of period	3.56	0.25	1.41	—	0.56

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Stock options	$1.3	$1.3	$3.7	$4.4
Restricted stock/restricted stock units	1.1	0.6	2.9	1.3
Darden stock units	8.0	4.3	15.5	13.6
Cash-settled performance stock units	—	1.0	—	2.3
Equity-settled performance stock units	3.1	1.5	8.2	3.9
Employee stock purchase plan	0.3	0.3	0.9	0.9
Director compensation program/other	0.3	0.3	1.0	0.9
Total stock-based compensation expense	$14.1	$9.3	$32.2	$27.3
Note 12. Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as provided by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial derivatives to manage interest rate and compensation risks inherent in our business operations. To the extent our cash-flow hedging instruments are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of the FASB ASC, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent the cash flow hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 25, 2018, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through April 2019.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2022. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 25, 2018			February 25, 2018	May 28, 2017	February 25, 2018	May 28, 2017
Equity forwards:
Designated	0.4	$76.80	$32.7	$—	$—	$1.0	$0.1
Not designated	0.6	$58.29	$32.4	—	—	1.3	0.3
Total equity forwards				$—	$—	$2.3	$0.4
Commodity contracts	N/A	N/A	$10.3	$0.4	$—	$0.2	$—
Total derivative contracts				$0.4	$—	$2.5	$0.4

(1)	Derivative assets and liabilities are included in receivables, net, prepaid expenses and other current assets and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Equity (1)	$3.5	$(0.7)	$—	$—	$—	$0.2
Commodity (2)	0.2	—	0.2	—	—	—
Interest rate (3)	—	—	(0.1)	—	—	—
Total	$3.7	$(0.7)	$0.1	$—	$—	$0.2

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Equity (1)	$(1.3)	$0.7	$(0.2)	$(1.4)	$0.1	$0.5
Commodity (2)	0.5	—	0.2	—	—	—
Interest rate (3)	—	—	(0.1)	—	—	—
Total	$(0.8)	$0.7	$(0.1)	$(1.4)	$0.1	$0.5

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

(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Restaurant labor expenses	$3.3	$0.5	$2.7	$2.0
General and administrative expenses	5.5	0.7	4.2	3.6
Total	$8.8	$1.2	$6.9	$5.6
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 25, 2018, we expect to reclassify $1.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 25, 2018 and May 28, 2017:

Items Measured at Fair Value at February 25, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.2	$—	$0.2	$—
Equity forwards	(2)	(2.3)	—	(2.3)	—
Total		$(2.1)	$—	$(2.1)	$—

Items Measured at Fair Value at May 28, 2017
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed-income securities:
Corporate bonds	(3)	$1.1	$—	$1.1	$—
U.S. Treasury securities	(4)	2.0	2.0	—	—
Mortgage-backed securities	(3)	1.0	—	1.0	—
Derivatives:
Equity forwards	(2)	(0.4)	—	(0.4)	—
Total		$3.7	$2.0	$1.7	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive nonperformance.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(3)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(4)	The fair value of our U.S. Treasury securities is based on closing market prices.
The carrying value and fair value of long-term debt as of February 25, 2018, was $926.4 million and $953.7 million, respectively. The carrying value and fair value of long-term debt as of May 28, 2017, was $936.6 million and $1.05 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. During the quarter and nine months ended February 25, 2018, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis. As of May 28, 2017, adjustments to the fair values of non-financial assets were not material.
Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 25, 2018 and May 28, 2017, we had $96.9 million and $127.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 25, 2018 and May 28, 2017, we had $17.3 million and $10.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of February 25, 2018 and May 28, 2017, we had $149.4 million and $163.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 25, 2018 and May 28, 2017, amounted to $127.2 million and $137.6 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2019 through fiscal 2028.
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
Note 15. Long-Term Debt
As of February 25, 2018, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
On February 22, 2018, we completed the issuance of $300.0 million aggregate principal amount of unsecured 4.550 percent senior notes due in February 2048 under a registration statement filed with the SEC on October 6, 2016. Discount and

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuance costs, which totaled $3.5 million, are being amortized over the term of the notes using the straight-line method, the results of which approximate the effective interest method. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing August 15, 2018. We may redeem the notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the notes, we may be required to purchase the notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest. We utilized the proceeds from this issuance, along with cash on hand, to retire $310.9 million aggregate principal amount of long-term debt consisting of:

•	$53.7 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$257.2 million of unsecured 6.800 percent senior notes due in October 2037.
For the quarter and nine months ended February 25, 2018, we recorded approximately $102.2 million of expenses associated with the retirements, including cash costs of approximately $97.3 million, primarily for repurchase premiums and non-cash charges of approximately $4.9 million associated with loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018.
Note 16. Subsequent Events
On March 21, 2018, the Board of Directors declared a cash dividend of $0.63 per share to be paid May 1, 2018 to all shareholders of record as of the close of business on April 10, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 25, 2018 and February 26, 2017.

	Three Months Ended			Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	% Chg	February 25, 2018	February 26, 2017	% Chg
Sales	$2,128.4	$1,878.7	13.3%	$5,946.0	$5,235.6	13.6%
Costs and expenses:
Food and beverage	603.3	541.5	11.4	1,701.4	1,512.8	12.5
Restaurant labor	683.0	578.3	18.1	1,929.6	1,662.2	16.1
Restaurant expenses	360.8	320.4	12.6	1,055.2	929.4	13.5
Marketing expenses	58.9	54.6	7.9	183.0	175.4	4.3
General and administrative expenses	110.1	87.2	26.3	307.0	254.4	20.7
Depreciation and amortization	79.2	67.9	16.6	234.1	202.5	15.6
Impairments and disposal of assets, net	(0.3)	(0.7)	NM	(1.1)	(8.4)	NM
Total costs and expenses	$1,895.0	$1,649.2	14.9	$5,409.2	$4,728.3	14.4
Operating income	233.4	229.5	1.7	536.8	507.3	5.8
Interest, net	117.4	9.3	NM	147.9	28.7	NM
Earnings before income taxes	116.0	220.2	(47.3)	388.9	478.6	(18.7)
Income tax (benefit) expense (1)	(102.5)	53.9	NM	(39.5)	121.5	NM
Earnings from continuing operations	$218.5	$166.3	31.4	$428.4	$357.1	20.0
Losses from discontinued operations, net of tax	(0.7)	(0.7)	NM	(6.9)	(1.8)	NM
Net earnings	$217.8	$165.6	31.5%	$421.5	$355.3	18.6%
Diluted net earnings per share:
Earnings from continuing operations	$1.74	$1.32	31.8%	$3.40	$2.84	19.7%
Losses from discontinued operations	(0.01)	—	NM	(0.06)	(0.02)	NM
Net earnings	$1.73	$1.32	31.1%	$3.34	$2.82	18.4%

(1) Effective tax rate	(88.4)%	24.5%		(10.2)%	25.4%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2018, compared with the number open at the end of fiscal 2017 and the end of the third quarter of fiscal 2017.

	February 25, 2018	May 28, 2017	February 26, 2017
Olive Garden (1)	853	846	843
LongHorn Steakhouse	499	490	488
Cheddar’s Scratch Kitchen (2)	154	140	—
Yard House	71	67	65
The Capital Grille	57	56	56
Bahama Breeze	39	37	36
Seasons 52	41	41	40
Eddie V’s	19	18	17
Total	1,733	1,695	1,545

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes the 140 restaurants acquired on April 24, 2017 and the 11 restaurants acquired on August 28, 2017.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.13 billion and $5.95 billion for the third quarter and first nine months of fiscal 2018, compared to $1.88 billion and $5.24 billion for the third quarter and first nine months of fiscal 2017. The increase of 13.3 percent in sales for the third quarter of fiscal 2018 was primarily driven by revenue from the 151 acquired Cheddar’s Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 2.0 percent, excluding Cheddar’s Scratch Kitchen, and revenue from the addition of 37 net new company-owned restaurants since the third quarter of fiscal 2017. The increase of 13.6 percent in sales for the first nine months of fiscal 2018 was primarily driven by revenue from the 151 acquired Cheddar’s Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 2.3 percent, excluding Cheddar’s Scratch Kitchen, and revenue from the addition of 37 net new company-owned restaurants since the third quarter of fiscal 2017.
For the third quarter of fiscal 2018, our net earnings from continuing operations were $218.5 million compared to $166.3 million for the third quarter of fiscal 2017, and our diluted net earnings per share from continuing operations were $1.74 for the third quarter of fiscal 2018 compared to $1.32 for the third quarter of fiscal 2017. Our diluted per share results from continuing operations for the third quarter of fiscal 2018 were positively impacted by the Tax Cuts and Jobs Act (Tax Act), by approximately $0.22 due to the lower federal corporate tax rate enacted during the third quarter of fiscal 2018 and by approximately $0.61 due to a net benefit from deferred tax revaluation. Our diluted per share results from continuing operations for the third quarter of fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.04 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
For the first nine months of fiscal 2018, our net earnings from continuing operations were $428.4 million compared to $357.1 million for the first nine months of fiscal 2017, and our diluted net earnings per share from continuing operations were $3.40 for the first nine months of fiscal 2018 compared to $2.84 for the first nine months of fiscal 2017. Our diluted per share results from continuing operations for the first nine months of fiscal 2018 were positively impacted by the Tax Act, by approximately $0.22 due to the lower federal corporate tax rate for fiscal 2018 and by approximately $0.61 due to a net benefit from deferred tax revaluation. Our diluted per share results from continuing operations for the first nine months of fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.10 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
Outlook
We expect combined Darden same-restaurant sales, excluding Cheddar’s Scratch Kitchen, to increase in fiscal 2018 approximately 2.0 percent, and we expect fiscal 2018 sales from continuing operations to increase approximately 13.0 percent, including Cheddar’s Scratch Kitchen. In fiscal 2018, we expect to open approximately 40 new restaurants, including Cheddar’s Scratch Kitchen, and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be approximately $400.0 million.
SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 25, 2018	February 26, 2017	% Chg	SRS (1)	February 25, 2018	February 26, 2017	% Chg	SRS (1)
Olive Garden	$1,073.2	$1,035.1	3.7%	2.2%	$3,014.6	$2,911.3	3.5%	2.4%
LongHorn Steakhouse	$452.8	$434.3	4.3%	2.0%	$1,245.0	$1,185.6	5.0%	2.8%
Cheddar’s Scratch Kitchen	$165.1	$—	NM	(2.2)%	$478.4	$—	NM	(1.4)%
Yard House	$145.1	$132.1	9.8%	1.9%	$420.0	$391.7	7.2%	1.1%
The Capital Grille	$128.1	$122.3	4.7%	2.8%	$328.0	$313.9	4.5%	2.9%
Bahama Breeze	$56.5	$51.4	9.9%	0.2%	$170.3	$156.4	8.9%	1.3%
Seasons 52	$69.1	$68.0	1.6%	(0.2)%	$184.1	$181.7	1.3%	(1.0)%
Eddie V’s	$36.3	$31.4	15.6%	2.7%	$99.1	$82.7	19.8%	4.0%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2018 were primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2018 resulted from a 2.1 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2018 resulted from a 2.1 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2018 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2018 resulted from a 2.1 percent increase in average check partially offset by a 0.1 percent decrease in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2018 resulted from a 2.5 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s generated sales for the third quarter and first nine months of fiscal 2018, which were approximately 48.1 percent and 49.1 percent above last fiscal year’s third quarter and first nine months, respectively. The sales increases for the third quarter and first nine months of fiscal 2018 were primarily driven by the Cheddar’s Scratch Kitchen acquisition and the incremental sales from new Yard House, Bahama Breeze, Eddie V’s and Seasons 52 restaurants. Sales growth also reflected same-restaurant sales increases at Yard House, The Capital Grille, Bahama Breeze and Eddie V’s partially offset by a same-restaurant sales decrease at Seasons 52.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 25, 2018 and February 26, 2017.

	Three Months Ended		Nine Months Ended
	February 25, 2018	February 26, 2017	February 25, 2018	February 26, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.3	28.8	28.6	28.9
Restaurant labor	32.1	30.8	32.5	31.7
Restaurant expenses	17.0	17.1	17.7	17.8
Marketing expenses	2.8	2.9	3.1	3.4
General and administrative expenses	5.2	4.6	5.2	4.9
Depreciation and amortization	3.7	3.6	3.9	3.9
Impairments and disposal of assets, net	—	—	—	(0.2)
Total operating costs and expenses	89.0%	87.8%	91.0%	90.3%
Operating income	11.0	12.2	9.0	9.7
Interest, net	5.5	0.5	2.5	0.5
Earnings before income taxes	5.5	11.7	6.5	9.1
Income tax (benefit) expense	(4.8)	2.9	(0.7)	2.3
Earnings from continuing operations	10.3	8.9	7.2	6.8
Quarter Ended February 25, 2018 Compared to Quarter Ended February 26, 2017

•
Food and beverage costs decreased as a percent of sales due to a 0.5% impact related to cost savings initiatives and a 0.4% impact from pricing, partially offset by a 0.2% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 0.9% impact from wage-rate inflation, a 0.4% impact from Cheddar’s Scratch Kitchen’s higher labor costs relative to Darden legacy brands and a 0.3% impact related to workforce reinvestment costs partially offset by a 0.8% impact from sales leverage.

•
General and administrative expenses increased as a percent of sales primarily due to a 0.3% impact from expenses related to the integration of Cheddar’s Scratch Kitchen and a 0.2% impact from market-based compensation partially offset by a 0.2% impact from sales leverage.

Nine Months Ended February 25, 2018 Compared to Nine Months Ended February 26, 2017

•
Food and beverage costs decreased as a percent of sales due to a 0.4% impact from pricing and a 0.4% impact related to cost savings initiatives, partially offset by a 0.5% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 0.9% impact from wage-rate inflation and a 0.4% impact from Cheddar’s Scratch Kitchen’s higher labor costs relative to Darden legacy brands partially offset by a 0.8% impact from sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to a 0.2% impact from Cheddar’s Scratch Kitchen’s lower marketing spend relative to Darden legacy brands.

•
General and administrative expenses increased as a percent of sales primarily due to a 0.3% impact from expenses related to the integration of Cheddar’s Scratch Kitchen and a 0.2% impact from an unfavorable legal outcome partially offset by a 0.2% impact from sales leverage.

INTEREST EXPENSE
Net interest expense increased as a percent of sales for the third quarter and the first nine months of fiscal 2018 primarily due to costs of $102.2 million associated with the retirement of $310.9 million aggregate principal of long-term debt.
INCOME TAXES
The Tax Act was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 is now 29.4 percent, representing a blended income tax rate for the current fiscal year. For fiscal 2019, our federal statutory rate will be 21.0 percent. Additionally, for the quarter ended February 25, 2018, in accordance with Financial Accounting Standards Board Accounting Standards Codification 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $77.3 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of February 25, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018. The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, changes to the current year deferred tax balance estimates.
The effective income tax rate for continuing operations for the quarter ended February 25, 2018 was an 88.4 percent benefit compared to an effective income tax rate of 24.5 percent expense for the quarter ended February 26, 2017. The effective income tax rate for continuing operations for the nine months ended February 25, 2018 was a 10.2 percent benefit compared to an effective income tax rate of 25.4 percent expense for the nine months ended February 26, 2017. The decrease in the effective income tax rate for the quarter and nine months ended February 25, 2018 was primarily due to the Tax Act and lower earnings before income taxes for fiscal 2018 driven primarily by debt retirement costs recorded during the quarter ended February 25, 2018.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the third quarter and first nine months of fiscal 2018 were $0.7 million ($0.01 per diluted share) and $6.9 million ($0.06 per diluted share) compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2017 of $0.7 million ($0.00 per diluted share) and $1.8 million ($0.02 per diluted share), respectively.
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of this report).

Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Nine Months Ended
Segment	February 25, 2018	February 26, 2017	Change		February 25, 2018	February 26, 2017	Change
Olive Garden	21.1%	21.0%	10	BP	19.7%	19.1%	60	BP
LongHorn Steakhouse	19.9%	19.6%	30	BP	17.2%	16.7%	50	BP
Fine Dining	24.5%	23.7%	80	BP	20.3%	19.3%	100	BP
Other Business	15.0%	17.5%	(250)	BP	14.5%	16.7%	(220)	BP
The increases in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for the third quarter and the first nine months of fiscal 2018 were driven primarily by leveraging positive same-restaurant sales. The decrease in Other Business’ segment profit margin for the third quarter and the first nine months of fiscal 2018 was primarily driven by the impact of Cheddar’s Scratch Kitchen’s margin mix and the shift of consumer-packaged goods revenue from the Other Business segment to primarily the Olive Garden segment.
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
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:

•	Moody’s Investors Service “Baa2”;

•	Standard & Poor’s “BBB”; and

•	Fitch “BBB”.
Our commercial paper has ratings of:

•	Moody’s Investors Service “P-2”;

•	Standard & Poor’s “A-2”; and

•	Fitch “F-2”.
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
On October 27, 2017, we entered into a new $750.0 million revolving credit agreement (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The New Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 3, 2011 and amended as of October 24, 2013 (Prior Revolving Credit Agreement). There were no outstanding balances under the Prior Revolving Credit Agreement as of October 27, 2017. As of February 25, 2018, we were in compliance with all covenants under the New Revolving Credit Agreement.

The New Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of February 25, 2018, we had no outstanding balances under the New Revolving Credit Agreement.
As of February 25, 2018, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
On February 22, 2018, we completed the issuance of $300.0 million aggregate principal amount of unsecured 4.550 percent senior notes due in February 2048 under a registration statement filed with the SEC on October 6, 2016. Discount and issuance costs, which totaled $3.5 million, are being amortized over the term of the notes using the straight-line method, the results of which approximate the effective interest method. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing August 15, 2018. We may redeem the notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the notes, we may be required to purchase the notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest. We utilized the proceeds from this issuance of senior notes, along with cash on hand, to retire $310.9 million aggregate principal amount of long-term debt consisting of:

•	$53.7 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$257.2 million of unsecured 6.800 percent senior notes due in October 2037.
For the quarter and nine months ended February 25, 2018, we recorded approximately $102.2 million of expenses associated with the retirements including cash costs of approximately $97.3 million for repurchase premiums and non-cash charges of approximately $4.9 million associated with loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 25, 2018, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $751.0 million for the first nine months of fiscal 2018, from $701.3 million for the first nine months of fiscal 2017. The increase was primarily due to higher net earnings.
Net cash flows used in investing activities of continuing operations were $342.3 million for the first nine months of fiscal 2018, compared to $220.3 million for the first nine months of fiscal 2017. Capital expenditures increased to $294.9 million for the first nine months of fiscal 2018 from $214.0 million for the first nine months of fiscal 2017 reflecting an increase in new restaurant construction and remodel activity during fiscal 2018. Net cash flows used in investing activities for fiscal 2018 also reflect $39.6 million net cash used in the acquisition of 11 Cheddar’s Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $480.0 million for the first nine months of fiscal 2018, compared to $351.4 million for the first nine months of fiscal 2017. Net cash flows used in financing activities for the first nine months of fiscal 2018 reflected long-term debt payments of $408.2 million, dividends paid of $234.9 million and share repurchases of $207.6 million partially offset by proceeds from the issuance of long-term debt of $300.0 million, net proceeds from the issuance of short-term debt of $50.6 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first nine months of fiscal 2017 included dividends paid of $208.9 million and share repurchases of $214.9 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.89 per share for the first nine months of fiscal 2018, compared to $1.68 per share for the same period in fiscal 2017.
During the quarter and nine months ended February 25, 2018, we repurchased 0.2 million and 2.5 million shares of our common stock, respectively, compared to 2.2 thousand and 3.5 million shares, respectively, of our common stock during the quarter and nine months ended February 26, 2017. As of February 25, 2018, of the 191.1 million cumulative shares repurchased under current and previous authorizations, 178.5 million shares were retired and restored to authorized but unissued shares of common stock.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2017 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 25, 2018, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.06 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $569.6 million as of February 25, 2018, compared to $587.9 million as of May 28, 2017. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock during the first nine months of fiscal 2018.
Our current liabilities totaled $1.47 billion as of February 25, 2018, compared to $1.29 billion as of May 28, 2017. The increase was primarily due to an increase in unearned revenues associated with gift card sales in excess of redemptions and an increase in short-term debt to support overall short-term cash needs.
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

FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2018, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2017, which are summarized as follows:

•
Inability to integrate Cheddar’s Scratch Kitchen into our business and failure to achieve the cost savings and other benefits we expect to be able to realize in the Cheddar’s Scratch Kitchen operations;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 25, 2018, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $34.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $100.6 million. The fair value of our long-term fixed-rate debt outstanding as of February 25, 2018, averaged $1.07 billion, with a high of $1.09 billion and a low of $953.7 million during the first nine months of fiscal 2018. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 25, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 25, 2018.
During the fiscal quarter ended February 25, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 25, 2018.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 27, 2017 through December 31, 2017	25,838	$93.63	25,838	$278.5
January 1, 2018 through January 28, 2018	130,699	$98.59	130,699	$265.6
January 29, 2018 through February 25, 2018	35,447	$94.97	35,447	$262.3
Total	191,984	$97.26	191,984	$262.3

(1)
All of the shares purchased during the quarter ended February 25, 2018 were purchased as part of our repurchase program. On September 29, 2016, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on October 4, 2016, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	April 3, 2018	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
4.5
First Supplemental Indenture dated as of February 20, 2018 to the Indenture dated as of January 1, 1996, all between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 22, 2018).

4.6
Officers’ Certificate and Authentication Order dated February 22, 2018 for the 4.550% Senior Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, as amended and supplemented by the First Supplemental Indenture dated as of February 20, 2018 between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A filed February 22, 2018).

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