Form 10-K
period 2018-05-27
DARDEN RESTAURANTS INC
filed 2018-07-20
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 27, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-3305930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Darden Center Drive, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $80.24 per share as reported on the New York Stock Exchange on November 24, 2017, was approximately: $9,897,066,000.
Number of shares of Common Stock outstanding as of May 27, 2018: 123,540,453 (excluding 1,263,682 shares held in the Company’s treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 19, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after May 27, 2018, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 27, 2018

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected net increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth and capital expenditures in fiscal 2019, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 27, 2018, we owned and operated 1,746 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52® and Eddie V’s Prime Seafood® trademarks. We served nearly 390 million meals in fiscal 2018. As of May 27, 2018, we also had 71 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 27, 2018:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (2)	Bahama Breeze	Seasons 52	Eddie V’s	Total
Owned and operated:
United States (1)	850	504	156	72	58	39	42	19	1,740
Canada	6	—	—	—	—	—	—	—	6
Total	856	504	156	72	58	39	42	19	1,746
Franchised:
United States (3)	5	16	14	—	—	1	—	—	36
Middle East	4	2	—	—	—	—	—	—	6
Latin America	24	2	—	—	2	—	—	—	28
Malaysia	1	—	—	—	—	—	—	—	1
Total	34	20	14	—	2	1	—	—	71

(1)	Includes three restaurants that are owned jointly by us and third parties, and managed by us.

(2)	Includes one company-owned The Capital Burger restaurant.

(3)	Includes Puerto Rico.

Darden Restaurants, Inc. is a Florida corporation incorporated in March 1995, and is the parent company of GMRI, Inc., also a Florida corporation. GMRI, Inc. and certain other of our subsidiaries own and operate our restaurants. GMRI, Inc. was originally incorporated in March 1968 as Red Lobster Inns of America, Inc. We were acquired by General Mills, Inc. in 1970 and became a separate publicly held company in 1995 when General Mills distributed all of our outstanding stock to the stockholders of General Mills. Our principal executive offices and restaurant support center are located at 1000 Darden Center Drive, Orlando, Florida 32837, telephone (407) 245-4000. Our corporate website address is www.darden.com. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports available free of charge on our website the same day as the reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not deemed to be incorporated by reference into this Form 10-K. Unless the context indicates otherwise, all references to “Darden,” “the Company,” “we,” “our” or “us” include Darden Restaurants, Inc., GMRI, Inc. and our respective subsidiaries.
On April 24, 2017, we completed the acquisition of Cheddar’s Scratch Kitchen for $799.8 million in total consideration. The acquired operations of Cheddar’s Scratch Kitchen included 140 company-owned restaurants and 25 franchised restaurants. On August 28, 2017, we completed the acquisition of 11 Cheddar’s Scratch Kitchen franchised restaurants from an existing franchisee. The results of operations, financial position and cash flows of Cheddar’s Scratch Kitchen are included in our consolidated financial statements as of the date of acquisition. For additional information, see Note 2 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of 1 share of common stock for every 3 shares of Darden common stock to Darden shareholders. The separation included the transfer of 418 restaurant properties and 6 LongHorn Steakhouse restaurants to Four Corners.

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2018 ended May 27, 2018 and consisted of 52 weeks, fiscal 2017 ended May 28, 2017 and consisted of 52 weeks, and fiscal 2016 ended May 29, 2016 and consisted of 52 weeks.

The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Yard House, Seasons 52, Bahama Breeze and results from our franchise operations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments. Additional information about our segments, including financial information, is included in Note 6 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
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
Most dinner menu entrée prices range from $9.00 to $18.50, and most lunch menu entrée prices range from $7.00 to $14.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2018, the average check per person (defined as total sales divided by number of entrées sold) was approximately $18.50, with alcoholic beverages accounting for 6.7 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $12.00 to $28.00, and most lunch menu entrée prices range from $8.00 to $16.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2018, the average check per person was approximately $21.50, with alcoholic beverages accounting for 9.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Cheddar’s Scratch Kitchen

Cheddar’s Scratch Kitchen is a full service restaurant operating in Texas and throughout the southern, midwestern and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites cooked from scratch. Cheddar’s Scratch Kitchen opened its first restaurant in 1979 and we acquired Cheddar’s Scratch Kitchen in April 2017.

Most lunch and dinner menu entrée prices at Cheddar’s Scratch Kitchen range from $6.99 to $19.99. During fiscal 2018, the average check per person was approximately $13.75, with alcoholic beverages accounting for 9.0 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Yard House
Yard House is a full-service restaurant operating in metropolitan areas across the United States and is known for great food, classic rock and over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, snacks, burgers and steaks, street tacos, salads, sandwiches and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996 and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices at Yard House range from $9.00 to $36.00. During fiscal 2018, the average check per person was approximately $33.00, with alcoholic beverages accounting for 36.0 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

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
Most dinner menu entrée prices range from $18.00 to $64.00 and most lunch menu entrée prices range from $18.00 to $33.00. During fiscal 2018, the average check per person was approximately $82.00, with alcoholic beverages accounting for 29.0 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
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
Most lunch and dinner menu entrée prices at Bahama Breeze range from $7.00 to $24.00. During fiscal 2018, the average check per person was approximately $29.50, with alcoholic beverages accounting for 23.7 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices at Seasons 52 range from $14.50 to $32.50, and most lunch entrée prices range from $10.00 to $32.50. During fiscal 2018, the average check per person was approximately $44.50, with alcoholic beverages accounting for 24.9 percent of Seasons 52’s sales. Seasons 52 maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections.
Eddie V’s
Eddie V’s is a fine dining restaurant with locations in major metropolitan cities in the United States with a sophisticated and contemporary ambiance, featuring live nightly music in the V-Lounge. The menu is inspired by the great classic restaurants of New Orleans, San Francisco and Boston, with an emphasis on prime seafood creations, USDA prime beef and chops, and fresh oyster bar selections. The atmosphere provides a comfortable dining experience “where your pleasure is our sole intention.” Eddie V’s opened its first restaurant in 2000 and we acquired Eddie V’s in November 2011.

Most dinner menu entrée prices at Eddie V’s range from $27.00 to $96.00. During fiscal 2018, the average check per person was approximately $98.00, with alcoholic beverages accounting for 32.1 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

The following table shows our growth and lists the number of restaurants owned and operated by each of our brands as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (3)	Bahama Breeze	Seasons 52	Eddie V’s	Total Restaurants (1)(2)	Total Sales (in millions)
1999	464					6			470	$1,490.2
2000	469					11			480	$1,615.7
2001	477					16			493	$1,780.0
2002	496					22			518	$1,966.1
2003	524					25	1		550	$2,097.5
2004	543					23	1		567	$2,359.3
2005	563					23	3		589	$2,542.4
2006	582					23	5		610	$2,775.8
2007	614					23	7		644	$2,965.2
2008	653	305			32	23	7		1,020	$3,997.5
2009	691	321			37	24	8		1,081	$4,593.1
2010	723	331			40	25	11		1,130	$4,626.8
2011	754	354			44	26	17		1,196	$4,980.3
2012	792	386			46	30	23	11	1,289	$5,327.1
2013	828	430		44	49	33	31	12	1,431	$5,921.0
2014	837	464		52	54	37	38	15	1,501	$6,285.6
2015	846	480		59	54	36	43	16	1,534	$6,764.0
2016	843	481		65	54	37	40	16	1,536	$6,933.5
2017	846	490	140	67	56	37	41	18	1,695	$7,170.2
2018	856	504	156	72	58	39	42	19	1,746	$8,080.1

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

(3)	Includes one The Capital Burger restaurant in fiscal 2018.

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
During fiscal 2018, our operating philosophy remained focused on improving the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insight, and experience in a way that protects uniqueness and competitive advantages. Additionally, brands can capitalize on insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2018, we added 51 net new company-owned restaurants in the United States, including the Cheddar’s Scratch Kitchen franchised restaurants acquired in August 2017. Our fiscal 2018 actual restaurant openings and closings, fiscal 2019 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below:

	Actual - Fiscal 2018			Projected - Fiscal 2019	Pro-Forma New Restaurants
	Restaurant Openings	Acquired (1)	Restaurant Closings	New Restaurant Openings	Capital Investment Range (3) (in millions)			Square Feet (4)	Dining Seats (5)
Olive Garden	12	—	2	11 - 13	$3.5	-	$4.5	7,700	240
LongHorn Steakhouse	15	—	1	13 - 15	$2.5	-	$3.5	5,500	190
Cheddar’s Scratch Kitchen	5	11	—	5 - 6	$3.0	-	$4.0	8,000	280
Yard House	5	—	—	5 - 7	$6.0	-	$7.0	11,500	380
The Capital Grille (2)	2	—	—	0 - 1	$6.0	-	$7.0	9,500	250
Bahama Breeze	2	—	—	2 - 3	$5.0	-	$6.0	9,000	360
Seasons 52	1	—	—	1 - 2	$5.5	-	$6.5	9,000	300
Eddie V’s	2	—	1	2 - 3	$7.5	-	$8.5	9,000	250
Totals	44	11	4	45 - 50

(1)	Includes the 11 Cheddar’s Scratch Kitchen franchised restaurants acquired on August 28, 2017.

(2)	Fiscal 2018 restaurant openings include one The Capital Burger restaurant. Pro-forma new restaurant data excludes The Capital Burger.

(3)
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

(4)	Includes all space under the roof, including the coolers and freezers.

(5)	Includes bar dining seats and patio seating, but excludes bar stools.

The actual number of openings for each of our brands for fiscal 2019 will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel. Our objective is to continue to expand all of our restaurant brands.
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

Each Cheddar’s Scratch Kitchen restaurant is led by a managing partner.  Each also has two to six managers and one to two culinary managers.  In addition, each restaurant typically employs an average of 65 to 150 hourly team members, most of whom work part-time.  The managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
Each Bahama Breeze and Yard House restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V’s restaurant is led by a managing partner. Each also has two to eight managers. Each The Capital Grille, Yard House, Seasons 52 and Eddie V’s restaurant has one to three executive chefs, and one to two sous chefs, and each Bahama Breeze restaurant has one to three culinary managers. In addition, each restaurant typically employs an average of 65 to 200 hourly team members, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
Our Learning and Employee Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include a 10 to 12-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
We maintain performance measurement and incentive compensation programs for our management-level team members. We believe that our leadership position, strong results-oriented culture and various short-term and long-term incentive programs, including stock-based compensation, enhances our ability to attract and retain highly motivated restaurant managers.
Quality Assurance
Our Total Quality Department helps ensure that all restaurants provide safe, high-quality food in a clean and safe environment. Through rigorous supplier and risk-based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. We require routine food safety verification for high-risk products from our suppliers. Our total quality managers and third party auditors visit each restaurant regularly throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.
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
In fiscal 2018, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society.  We also continued making improvements to our online and mobile ordering system for Olive Garden and LongHorn Steakhouse.  In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands.  This enables us to tailor messaging and offerings depending on guest visit history, preferences and brand loyalty.
In fiscal 2018, Olive Garden continued to leverage Spanish language advertising to increase awareness and visits from Hispanic consumers.
Employees
At the end of fiscal 2018, we employed over 180,000 people (team members) in the United States and Canada. Of these team members, approximately 170,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida. Our executives have an average of 15 years of experience with us. The restaurant general managers and managing partners average 12 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our employee relations to be good.
As a full-service restaurant company, food is always top of mind, but our team members make the difference - they are at the heart of everything we do. We believe the guest experience can never exceed the team member experience, so we hire the best and retain them by fostering an environment of respect, where diversity of thought and background is valued and everyone has the opportunity to develop and grow their careers. We offer our team members flexible work schedules, competitive wages and benefits.
Consistent with one of our core values of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 50 percent of our restaurant team members are minorities and more than 55 percent are female. We also achieved a 100 percent score on the Human Rights Campaign’s Corporate Equality Index for our business practices and policies toward our lesbian, gay, bisexual and transgender team members. Additionally, we employ members of five generations of the United States population - Matures, Baby Boomers, Generation X, Millennials and Centennials.
During fiscal 2018, we received additional recognition for our employment practices, including: being included on Forbes’ 2018 List of the Best Employers for Diversity; being named to Glassdoor’s 2018 List of the 100 Best Places to Work, based entirely on employee feedback shared anonymously on Glassdoor over the past year; and Olive Garden and The Capital Grille being awarded the People Report’s 2018 Best Practices Award in recognition of having the best workplace culture in casual dining and fine dining, respectively.
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
We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We invest in their careers every step of the way by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often puts us in a position to offer our restaurant team members jobs in their current roles when personal circumstances require relocation. This is one of the reasons Darden enjoys the lowest annual turnover rates for hourly team members in the industry.
Information Technology and Cybersecurity
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy.  We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence.
Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida.  Our data network sends and receives business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location.  Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently.  Our information is processed in a secure environment to protect both our data and the physical computing assets.  We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup.  We use internally developed proprietary software, as well as purchased software, with proven, non-proprietary hardware.
We maintain a robust system of data protection and cyber security resources, technology and processes. We remain constantly vigilant of new and emerging risks and ever-changing legal and compliance requirements and make strategic continued investment in those systems to keep Company, customer and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate those relationships if necessary. We provide annual security awareness training to our management and restaurant service center team members.
Our management believes that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors on a quarterly basis and periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives. We expect intense competition to continue in all of these areas.
Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology and Cybersecurity” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, The Capital Burger ®, Bahama Breeze®, Seasons 52®, Eddie V’s Prime Seafood®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 27, 2018, we operated 1,746 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 3 restaurants managed by us and owned by joint ventures. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 27, 2018, franchisees operated 36 franchised restaurants in the United States and 35 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, The Capital Grille and Bahama Breeze restaurants in the following regions:

•	United States,

•	Middle East (Kuwait, Saudi Arabia and the United Arab Emirates),

•	Mexico,

•	Central and South America (Brazil, El Salvador and Panama),

•	Caribbean (Jamaica, Bahamas, Cayman Islands, Dominican Republic and Barbados), and

•	Malaysia.
The open and operating franchised restaurants are all reflected in the table under the “Introduction” section of this Item 1. We do not have an ownership interest in any of these franchisees, but we receive fees under the area development and franchise agreements and royalty income under the franchise or license agreements. The amount of income we derive from our franchise arrangements is not material to our consolidated financial statements.
We license the sales and distribution of several items including Olive Garden salad dressings, salad croutons, LongHorn Steakhouse seasoning and Olive Garden seasoning through various channels including wholesale distribution chains and major grocery chains. The amount of income we derive from these licensing arrangements is not material to our consolidated financial statements.
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

During fiscal 2018, 12.3 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices.

Since 1995, Darden has had a Tip Rate Alternative Commitment (TRAC) agreement with the Internal Revenue Service.  TRAC requirements, which include increased educational and other efforts in each restaurant to increase the reporting compliance of employees with respect to cash tips, are applied across all of our brands.  Compliance with TRAC requirements reduces the likelihood of potential employer-only FICA tax assessments related to cash tips that are unreported by employees at Darden’s covered units.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2018, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. As a merchant and service provider of point-of-sale services, we are also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council (PCI DSS).

See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state and local regulation of our business, including in the areas of health care reform, data privacy and environmental matters.

Sustainability
Darden's commitment to sustainability is a key component of providing great service and food to our guests.  It is an element that separates us from our competitors and a contributor to our business success.  Our approach is both integrated and strategic and spans the enterprise from the commodities we source to the operation of our restaurants.
We focus on running our restaurants efficiently, and we continually reduce water and energy use. We have reduced our use of these resources 18% and 22%, respectively, from fiscal 2010, when we began tracking this data, through fiscal 2017. Darden has also established an aspirational goal to send zero waste to landfill over time. We have made significant progress and doubled (compared to fiscal 2010) our diversion rate to 31% reduction in landfill waste in fiscal 2017 compared to fiscal 2010, achieved through a combination of recycling efforts, organic waste diversion and food donation through the Darden Harvest program. The achievement of these goals helps to distinguish Darden as a sustainability leader in the food service industry and beyond.
We also focus on sustainability in today’s evolving food culture. In 2016, Darden’s Food Principles were publicly shared, which outline our commitment to guests in areas of sourcing, food safety, sustainability and animal welfare. Darden’s Food Principles is a statement that connects each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests. We have set commitments related to the following food attributes: antibiotics, partially-hydrogenated oils (PHOs), cage-free eggs, and gestation crate-free pork. We are on track to meet the commitments, and we continue to monitor progress with our suppliers.
Conservation is a competitive advantage - it continues to lower our operating costs over time, insulate our supply chain, and help us attract and retain the most qualified employees - all increasing the success of our business.
More information about our sustainability strategy, our commitment to our guests on Food Principles and our progress to date is available at www.darden.com.

Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people.  That defines service for Darden.  The Darden Restaurants, Inc. Foundation (Foundation) works to bring to life this spirit of service through its philanthropic support of charitable organizations across the country as well as the volunteer involvement of our team members.  The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities in which our team members and guests live and work. In addition, Darden Restaurant Support Center team members are eligible for 16 hours per calendar year of paid time for approved community service activities during scheduled work hours.
In fiscal 2018, the Foundation awarded approximately $3.7 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way.  These organizations provide service to the public through disaster preparedness, hunger relief, community engagement, and the promotion of career opportunities in the culinary industry.
The Foundation’s funding helps support the National Restaurant Association Education Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s $250,000 annual contribution also supports the Opportunity Youth-Restaurant ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.
We are a proud member of the American Red Cross’ Annual Disaster Giving Program which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In addition to financial support, our restaurants regularly donate meals to feed first responders and victims of natural disasters. In fiscal 2018, the Foundation provided $750,000 to the American Red Cross, including $250,000 to support the organization’s Hurricane Harvey relief efforts. The Foundation also provided $50,000 to Heart of Florida United Way to support Hurricane Maria victims in Puerto Rico.
The Foundation strengthened its partnership with Feeding America in fiscal 2018 with a $2.0 million grant to provide food to hungry families in the communities where we do business. The Foundation’s contribution will support food banks across the country and help provide meals for people facing hunger. This donation will mark a total of $5.8 million that the Foundation and Darden have contributed to the Feeding America network.
In 2003, we began the Darden Harvest program as a mechanism for getting fresh and healthy food to people who need it.  Each day, across every one of our restaurants, we collect surplus, wholesome food that is not served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners.  In fiscal 2018, Darden contributed approximately 7 million pounds of food, the equivalent of more than 5.8 million meals provided to people in need across the communities served by our restaurants.  As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business is available on our website at www.darden.com.

Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.

Eugene I. (Gene) Lee, Jr., age 57, has been our President and CEO since February 2015. Prior to that, Mr. Lee served as President and Interim CEO since October 2014, and as President and COO of the Company from September 2013 to October 2014. He served as President, Specialty Restaurant Group from our acquisition of RARE in October 2007 to September 2013.

Prior to the acquisition, he served as RARE’s President and COO from January 2001 to October 2007. From January 1999 until January 2001, he served as RARE’s Executive Vice President and COO.

Matthew R. Broad, age 58, has been our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since October 2015. Prior to joining Darden, he served as Executive Vice President, General Counsel and Chief Compliance Officer for OfficeMax, Incorporated from October 2004 to December 2013. Prior to that, he was Associate General Counsel with Boise Cascade Corporation from September 1989 to October 2004.

Todd A. Burrowes, age 55, has been our President, LongHorn Steakhouse since July 2015. He rejoined the Company after serving as President, Ruby Tuesday Concept and Chief Operations Officer of Ruby Tuesday, Inc. from June 2013 to July 2015. Prior to that, he served as Executive Vice President of Operations for LongHorn Steakhouse from May 2008 until June 2013. He joined the Company in 2002 as Regional Manager of LongHorn Steakhouse before being promoted to Director of Management Training. In 2004, he was promoted to Regional Vice President of Operations for LongHorn Steakhouse.

Ricardo (Rick) Cardenas, age 50, has been our Senior Vice President, Chief Financial Officer since March 2016. He was Senior Vice President, Chief Strategy Officer of the Company from July 2015 to March 2016, prior to which he served as Senior Vice President, Finance, Strategy and Technology from July 2014 to July 2015. He was Executive Vice President of Operations for LongHorn Steakhouse from June 2013 to July 2014 and Senior Vice President of Operations for LongHorn Steakhouse’s Philadelphia Division from June 2012 to June 2013. He served as Senior Vice President of Finance for Red Lobster, which the Company previously owned, from June 2010 to June 2012. Mr. Cardenas originally joined the Company in 1984 as an hourly employee and served in various positions of increasing responsibility, including Vice President of Finance for Olive Garden, prior to the positions described above.

David C. George, age 62, has been our Executive Vice President and Chief Operating Officer since January 2018, prior to which he was our President, Olive Garden and Executive Vice President, Darden Restaurants since March 2016. He served as President, Olive Garden from January 2013 through March 2016 and he served as our President, LongHorn Steakhouse from October 2007, when we acquired RARE, until January 2013. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from May 2003 until October 2007. From October 2001 until May 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse and from May 2000 until October 2001 was RARE’s Vice President of Operations for The Capital Grille.

Daniel J. Kiernan, age 57, has been our President, Olive Garden since January 2018, prior to which he was our Executive Vice President of Operations for Olive Garden since March 2011. He began his career with Olive Garden in 1992 as a Manager in Training and has held a series of roles of increasing responsibility with Olive Garden, serving as a General Manager from February 1993 to August 1994, as Director of Operations from August 1994 to June 2002, as Senior Vice President of the Chicago Division from June 2002 to May 2008 and as Senior Vice President, Operations Excellence from May 2008 to March 2011.

Sarah H. King, age 48, was named our Senior Vice President, Chief Human Resources Officer in March 2017. Prior to joining Darden, Sarah spent 19 years with Wyndham Worldwide Corporation in various human resources leadership positions worldwide. Most recently, from 2010 through 2017, she served as Executive Vice President, Human Resources for Wyndham Vacation Ownership.

John W. Madonna, age 42, has been our Senior Vice President, Corporate Controller since January 2016, prior to which he served as our Senior Vice President, Accounting since January 2015.  Prior to that, he was a Director in Corporate Reporting from June 2010 through June 2013 when he was promoted to Senior Director, Corporate Reporting and then to Vice President of Corporate Reporting in March 2014. He joined the Company in 2005 as Manager, Corporate Reporting.  He joined the LongHorn Steakhouse team in 2009 as Manager, Financial Planning & Analysis.

Douglas J. Milanes, age 54, has been our Senior Vice President, Chief Supply Chain Officer since May 2015, prior to which he served as Senior Vice President, Purchasing since January 2013. Prior to joining Darden, Doug served as Vice President, Global Procurement and Operations for Pfizer Inc. from January 2008 to July 2012 and as Chief Financial Officer for Pfizer's Capsugel Division from 2005 to 2008.

Richard L. Renninger, age 50, has been our Senior Vice President, Chief Development Officer since July 2016. Prior to joining Darden, he was Chief Development Officer for First Watch Restaurants, Inc., from September 2012 to June 2016. Prior to that, he served as Executive Vice President & Chief Development Officer for OSI Restaurant Partners (now Bloomin' Brands, Inc.) from January 2008 to March 2012 and Senior Vice President of Real Estate and Development from June 2005 to January 2008. Prior to joining OSI, he served as Vice President of Real Estate for RARE from July 2002 to June 2005.

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

We rely heavily on information technology in our operations, and insufficient guest or employee facing technology or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.
We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, security and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions, failures or other performance issues with guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our company, our employees or our guests. This could include the theft of our intellectual property, trade secrets or sensitive financial information, or the improper use of personal information or other “identity theft” of either guest or employee information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.
Any such failures, disruptions or data privacy breaches may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer, employee or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation. We could also be subjected to litigation, regulatory investigations or the imposition of penalties. As privacy and information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.
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

The inability to hire, train, reward and retain restaurant team members or an inability to adequately monitor and proactively respond to employee dissatisfaction may impact our ability to achieve our operating, growth and financial objectives.
Our future growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning. The low level of unemployment in the United States is resulting in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. A shortage of quality candidates, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic direction and jeopardize our ability to meet our growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other leadership team members. We must continue to recruit, retain and motivate management team members in order to maintain our current business and support our projected growth. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth or a loss of key skill sets could jeopardize our ability to meet our growth targets.
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
Unfavorable publicity, or a failure to respond effectively to adverse publicity could harm our reputation and adversely impact our guest counts and sales.
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data privacy breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

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
We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.
We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

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
As of May 27, 2018, 1,655 of our 1,746 restaurants operating in the United States and Canada operate in leased locations. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
We may be subject to increased labor and insurance costs.
Our restaurant operations are subject to United States and Canadian federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care and other benefit mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS,” H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or the Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.
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
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands, and acquiring new dining brands could result in poor financial performance.
As part of our business strategy, we intend to drive profitable sales growth by increasing same-restaurant sales at existing restaurants, continuing to expand our current portfolio of restaurant brands, and acquiring additional brands that can be expanded profitably. This strategy involves numerous risks, and we may not be able to achieve our growth objectives.
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
We also may not be able to identify and successfully acquire and integrate additional brands that are as profitable as our existing restaurants or that provide potential for further growth.
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

A failure to identify and execute innovative marketing and guest relationship tactics, ineffective or improper use of other marketing initiatives, and increased advertising and marketing costs could adversely affect our results of operations.
If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.
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
A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs on imported food products, such as shrimp, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are subject to the general risks of inflation.
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
General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices could cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, may spend less on each dining out occasion or may choose more inexpensive restaurants.
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
Certain of our domestic and all of our international locations other than in Canada are operated by franchisees or licensees. We believe that we have selected high-caliber operating partners and franchisees with significant experience in restaurant operations, and are providing them with training and support. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee or licensee. If the franchisee or licensee does not successfully open and operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, The Capital Burger ®, Bahama Breeze®, Seasons 52®, Eddie V’s Prime Seafood®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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
Restaurant Properties – Continuing Operations
As of May 27, 2018, we operated 1,746 restaurants in the United States and Canada (consisting of 856 Olive Garden, 504 LongHorn Steakhouse, 156 Cheddar’s Scratch Kitchen, 72 Yard House, 58 The Capital Grille, 39 Bahama Breeze, 42 Seasons 52, and 19 Eddie V’s), in the following locations:

Alabama (33)	Illinois (55)	Montana (2)	Rhode Island (3)
Alaska (2)	Indiana (46)	Nebraska (8)	South Carolina (31)
Arkansas (15)	Iowa (14)	Nevada (15)	South Dakota (3)
Arizona (42)	Kansas (21)	New Hampshire (9)	Tennessee (63)
California (101)	Kentucky (32)	New Jersey (50)	Texas (183)
Colorado (24)	Louisiana (20)	New Mexico (10)	Utah (16)
Connecticut (15)	Maine (8)	New York (52)	Vermont (2)
Delaware (7)	Maryland (33)	North Carolina (64)	Virginia (52)
District of Columbia (3)	Massachusetts (40)	North Dakota (7)	Washington (21)
Florida (198)	Michigan (35)	Ohio (78)	West Virginia (13)
Georgia (110)	Minnesota (15)	Oklahoma (18)	Wisconsin (20)
Hawaii (1)	Mississippi (13)	Oregon (10)	Wyoming (2)
Idaho (6)	Missouri (42)	Pennsylvania (77)	Canada (6)
Of these 1,746 restaurants open on May 27, 2018, 91 were located on owned sites and 1,655 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	806
Ground and Building Leases	644
Space/In-Line/Other Leases	205
Total	1,655
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

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2018, there were approximately 10,318 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The information concerning the dividends and high and low intraday sales prices for our common shares traded on the New York Stock Exchange for each full quarterly period during fiscal 2018 and 2017 is contained in Note 18 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 191.4 million shares through May 27, 2018 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 27, 2018:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 26, 2018 through April 1, 2018	213,186	$86.45	213,186	$243.8
April 2, 2018 through April 29, 2018	76,052	$86.93	76,052	$237.2
April 30, 2018 through May 27, 2018	24,843	$88.21	24,843	$235.0
Total	314,081	$86.71	314,081	$235.0

(1)
All of the shares purchased during the quarter ended May 27, 2018 were purchased as part of our repurchase program. On June 20, 2018, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 21, 2018, does not have an expiration, replaces the previously existing share repurchase authorization and eliminates the balance of approximately $221.9 million available for repurchase remaining under the previous authorization.

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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2013	May 2014	May 2015	May 2016	May 2017	May 2018
Darden Restaurants, Inc.	$100.00	$98.01	$134.96	$160.16	$215.65	$221.70
S&P 500 Stock Index	$100.00	$115.21	$127.75	$127.25	$146.45	$164.97
S&P Composite 1500 Restaurant Sub-Index	$100.00	$109.70	$127.20	$137.55	$166.05	$169.77
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub Index on May 26, 2013, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated. On November 9, 2015 we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of Four Corners common stock for every three shares of Darden common stock to Darden shareholders. We reflect the effect of the spin-off of Four Corners in the cumulative total return of our common stock as a reinvested dividend.

Item 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015 (2)	May 25, 2014
Operating Results (1) Sales	$8,080.1	$7,170.2	$6,933.5	$6,764.0	$6,285.6
Costs and expenses:
Food and beverage	2,303.1	2,070.3	2,039.7	2,085.1	1,892.2
Restaurant labor	2,614.5	2,265.3	2,189.2	2,135.6	2,017.6
Restaurant expenses	1,417.1	1,265.2	1,163.5	1,120.8	1,080.7
Marketing expenses	252.3	239.7	238.0	243.3	252.3
General and administrative	409.8	387.7	384.9	430.2	413.1
Depreciation and amortization	313.1	272.9	290.2	319.3	304.4
Impairments and disposal of assets, net	3.4	(8.4)	5.8	62.1	16.4
Total operating costs and expenses	$7,313.3	$6,492.7	$6,311.3	$6,396.4	$5,976.7
Operating income	766.8	677.5	622.2	367.6	308.9
Interest, net	161.1	40.2	172.5	192.3	134.3
Earnings before income taxes	605.7	637.3	449.7	175.3	174.6
Income tax expense (benefit)	1.9	154.8	90.0	(21.1)	(8.6)
Earnings from continuing operations	$603.8	$482.5	$359.7	$196.4	$183.2
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(4.8), $(4.2), $3.4, $344.8 and $32.3	(7.8)	(3.4)	15.3	513.1	103.0
Net earnings	$596.0	$479.1	$375.0	$709.5	$286.2
Basic net earnings per share:
Earnings from continuing operations	$4.87	$3.88	$2.82	$1.54	$1.40
Earnings (loss) from discontinued operations	$(0.06)	$(0.03)	$0.12	$4.02	$0.78
Net earnings	$4.81	$3.85	$2.94	$5.56	$2.18
Diluted net earnings per share:
Earnings from continuing operations	$4.79	$3.83	$2.78	$1.51	$1.38
Earnings (loss) from discontinued operations	$(0.06)	$(0.03)	$0.12	$3.96	$0.77
Net earnings	$4.73	$3.80	$2.90	$5.47	$2.15
Average number of common shares outstanding:
Basic	124.0	124.3	127.4	127.7	131.0
Diluted	126.0	126.0	129.3	129.7	133.2
Financial Position
Total assets	$5,469.6	$5,292.3	$4,419.4	$5,837.3	$6,958.7
Land, buildings and equipment, net	$2,429.8	$2,272.3	$2,041.6	$3,215.8	$3,381.0
Working capital (deficit)	$(830.9)	$(701.3)	$(530.0)	$(297.7)	$233.3
Long-term debt, less current portion	$926.5	$936.6	$440.0	$1,452.3	$2,463.4
Stockholders’ equity	$2,194.8	$2,101.7	$1,952.0	$2,333.5	$2,156.9
Stockholders’ equity per outstanding share	$17.77	$16.76	$15.47	$18.42	$16.30

Item 6.	SELECTED FINANCIAL DATA (continued)

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015 (2)	May 25, 2014
Other Statistics
Cash flows from operations (1)	$1,019.8	$916.3	$820.4	$874.3	$555.4
Capital expenditures (1)	$396.0	$293.0	$228.3	$296.5	$414.8
Dividends paid	$313.5	$279.1	$268.2	$278.9	$288.3
Dividends paid per share	$2.52	$2.24	$2.10	$2.20	$2.20
Advertising expense (1)	$252.3	$239.7	$238.0	$243.3	$252.3
Stock price:
High	$100.11	$89.14	$75.60	$70.38	$55.25
Low	$76.27	$59.50	$53.38	$43.56	$44.78
Close	$87.88	$87.95	$67.48	$65.54	$49.55
Number of employees	180,656	178,729	150,942	148,892	206,489
Number of restaurants (1)	1,746	1,695	1,536	1,534	1,501

(1)	Consistent with our consolidated financial statements, information has been presented on a continuing operations basis. Accordingly, all discontinued operations have been excluded.

(2)	Fiscal year 2015 consisted of 53 weeks, while all other fiscal years consisted of 52 weeks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2018, which ended May 27, 2018, consisted of 52 weeks. Fiscal 2017, which ended May 28, 2017, consisted of 52 weeks and fiscal 2016, which ended May 29, 2016, consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 27, 2018, we operated 1,746 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52® and Eddie V’s Prime Seafood® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 36 franchised restaurants. We also have 35 franchised restaurants in operation located in Latin America, the Middle East and Malaysia. All intercompany balances and transactions have been eliminated in consolidation.
On April 24, 2017, we completed the acquisition of Cheddar’s Scratch Kitchen for $799.8 million in total consideration. The acquired operations of Cheddar’s Scratch Kitchen included 140 company-owned restaurants and 25 franchised restaurants. On August 28, 2017, we completed the acquisition of 11 Cheddar’s Scratch Kitchen franchised restaurants from an existing franchisee. The results of operations, financial position and cash flows of Cheddar’s Scratch Kitchen are included in our consolidated financial statements as of the date of acquisition. See Note 2 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
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
The Darden support structure enables our brands to achieve their ultimate potential through: (1) driving advantages in supply chain and general and administrative support; (2) applying insights collected from our significant guest and transactional databases to enhance guest relationships and identify new opportunities to drive sales growth; (3) relentlessly driving operating efficiencies and continuous improvement, operating with a sense of urgency and inspiring a performance-driven culture; and (4) our commitment to rigorous strategic planning.
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
Fiscal 2018 Financial Highlights
Our sales from continuing operations were $8.08 billion in fiscal 2018 compared to $7.17 billion in fiscal 2017. The 12.7 percent increase in sales from continuing operations was primarily driven by revenue from the 151 acquired Cheddar’s Scratch Kitchen restaurants, a combined Darden same-restaurant sales increase of 2.3 percent, excluding Cheddar’s Scratch Kitchen, and the addition of 40 net new company-owned restaurants.
Net earnings from continuing operations for fiscal 2018 were $603.8 million ($4.79 per diluted share) compared with net earnings from continuing operations for fiscal 2017 of $482.5 million ($3.83 per diluted share). Net earnings and diluted net earnings per share from continuing operations for fiscal 2018 increased 25.1 percent compared with fiscal 2017.
Our net loss from discontinued operations was $7.8 million ($0.06 per diluted share) for fiscal 2018, compared with a net loss from discontinued operations of $3.4 million ($0.03 per diluted share) for fiscal 2017. When combined with results from continuing operations, our diluted net earnings per share were $4.73 and $3.80 for fiscal 2018 and 2017, respectively.
Outlook
We expect fiscal 2019 sales from continuing operations to increase between 4.0 percent and 5.0 percent driven by combined Darden same-restaurant sales growth of 1.0 percent to 2.0 percent and approximately 45 to 50 new restaurants. In fiscal 2019, we expect our annual effective tax rate to be between 11.0 percent and 12.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $425.0 million and $475.0 million.
In June 2018, we announced a quarterly dividend of $0.75 per share, payable on August 1, 2018. Based on the $0.75 quarterly dividend declaration, our expected annual dividend is $3.00 per share, which reflects an increase of 19.0 percent compared to our fiscal 2018 annual dividend. Dividends are subject to the approval of our Board of Directors and, accordingly, the timing and amount of our dividends are subject to change.
There are significant risks and challenges that could impact our operations and ability to increase sales and earnings. The restaurant industry is intensely competitive and sensitive to economic cycles and other business factors, including changes in consumer tastes and dietary habits. Other risks and uncertainties are discussed in Part I, Item 1A of this report.

RESULTS OF OPERATIONS FOR FISCAL 2018, 2017 AND 2016
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016:

				Percent Change
(in millions)	May 27, 2018	May 28, 2017	May 29, 2016	2018 vs 2017	2017 vs 2016
Sales	$8,080.1	$7,170.2	$6,933.5	12.7%	3.4%
Costs and expenses:
Food and beverage	2,303.1	2,070.3	2,039.7	11.2%	1.5%
Restaurant labor	2,614.5	2,265.3	2,189.2	15.4%	3.5%
Restaurant expenses	1,417.1	1,265.2	1,163.5	12.0%	8.7%
Marketing expenses	252.3	239.7	238.0	5.3%	0.7%
General and administrative expenses	409.8	387.7	384.9	5.7%	0.7%
Depreciation and amortization	313.1	272.9	290.2	14.7%	(6.0)%
Impairments and disposal of assets, net	3.4	(8.4)	5.8	NM	NM
Total operating costs and expenses	$7,313.3	$6,492.7	$6,311.3	12.6%	2.9%
Operating income	766.8	677.5	622.2	13.2%	8.9%
Interest, net	161.1	40.2	172.5	NM	(76.7)%
Earnings before income taxes	605.7	637.3	449.7	(5.0)%	41.7%
Income tax expense (1)	1.9	154.8	90.0	(98.8)%	72.0%
Earnings from continuing operations	$603.8	$482.5	$359.7	25.1%	34.1%
Earnings (loss) from discontinued operations, net of tax	(7.8)	(3.4)	15.3	NM	NM
Net earnings	$596.0	$479.1	$375.0	24.4%	27.8%

(1) Effective tax rate	0.3%	24.3%	20.0%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2017 and the end of fiscal 2016:

	May 27, 2018	May 28, 2017	May 29, 2016
Olive Garden (1)	856	846	843
LongHorn Steakhouse	504	490	481
Cheddar’s Scratch Kitchen (2)	156	140	—
Yard House	72	67	65
The Capital Grille (3)	58	56	54
Bahama Breeze	39	37	37
Seasons 52	42	41	40
Eddie V’s	19	18	16
Total	1,746	1,695	1,536

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes the 140 restaurants acquired on April 24, 2017 and the 11 restaurants acquired on August 28, 2017.

(3)	Includes one The Capital Burger restaurant in fiscal 2018.

SALES
The following table presents our company-owned restaurant sales and U.S. same-restaurant sales (SRS) by brand for the periods indicated:

	Total Sales			Percent Change		SRS (1)
	Fiscal Years			2018 vs 2017	2017 vs 2016	2018 vs 2017	2017 vs 2016
(in millions)	2018	2017	2016
Olive Garden	$4,082.5	$3,938.6	$3,838.6	3.7%	2.6%	2.4%	2.6%
LongHorn Steakhouse	$1,703.2	$1,622.2	$1,587.7	5.0%	2.2%	2.7%	1.2%
Cheddar’s Scratch Kitchen (2)	$652.7	$63.0	$—	NM	NM	(2.0)%	NA
Yard House	$571.8	$530.7	$507.0	7.7%	4.7%	1.1%	(0.2)%
The Capital Grille	$440.7	$421.3	$408.3	4.6%	3.2%	2.8%	0.4%
Bahama Breeze	$236.8	$217.8	$217.9	8.7%	—%	1.1%	2.2%
Seasons 52	$249.6	$245.0	$253.8	1.9%	(3.5)%	(0.6)%	—%
Eddie V’s	$133.7	$114.3	$105.8	17.0%	8.0%	4.1%	1.5%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.

(2)	Fiscal 2017 Cheddar’s Scratch Kitchen sales from company-owned restaurants are reflected for the period April 24, 2017 through May 28, 2017.
The following table presents our average annual sales per restaurant by brand for the periods indicated. Average annual sales are calculated as net sales divided by total restaurant operating weeks multiplied by 52 weeks.

	Average Annual Sales per Restaurant
(in millions)	May 27, 2018	May 28, 2017	May 29, 2016
Olive Garden	$4.8	$4.7	$4.5
LongHorn Steakhouse	$3.4	$3.3	$3.3
Cheddar’s Scratch Kitchen (1)	$4.3	NA	NA
Yard House	$8.3	$8.1	$8.2
The Capital Grille	$7.7	$7.6	$7.6
Bahama Breeze	$6.2	$6.0	$5.9
Seasons 52	$6.1	$6.1	$6.0
Eddie V’s	$7.1	$6.8	$6.6

(1)	Fiscal 2017 excludes Cheddar’s Scratch Kitchen due to the proximity of the acquisition to our fiscal year end.
Olive Garden’s sales increase for fiscal 2018 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2018 resulted from a 2.2 percent increase in average check combined with a 0.2 percent increase in same-restaurant guest counts. Olive Garden’s sales increase for fiscal 2017 was driven by a U.S. same-restaurant sales increase. The increase in U.S. same-restaurant sales in fiscal 2017 resulted from a 2.4 percent increase in average check combined with a 0.2 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2018 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2018 resulted from a 2.4 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts. LongHorn Steakhouse’s sales increase for fiscal 2017 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2017 resulted from a 1.6 percent increase in average check partially offset by a 0.4 percent decrease in same-restaurant guest counts.

In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s generated sales in fiscal 2018 and 2017 that were 43.5 percent and 6.7 percent above fiscal 2017 and fiscal 2016, respectively. The sales increase for fiscal 2018 was primarily driven by the Cheddar’s Scratch Kitchen acquisition and the incremental sales from new Yard House, Bahama Breeze and Eddie V’s restaurants. Sales growth also reflected same-restaurant sales increases at Yard House, The Capital Grille, Bahama Breeze and Eddie V’s in fiscal 2018, partially offset by a same-restaurant sales decrease at

Seasons 52. The sales increase for fiscal 2017 was primarily driven by the Cheddar’s Scratch Kitchen acquisition and the incremental sales from new Yard House restaurants. Sales growth also reflected same-restaurant sales increases at The Capital Grille, Bahama Breeze and Eddie V’s in fiscal 2017, partially offset by a same-restaurant sales decrease at Yard House.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 27, 2018, May 28, 2017 and May 29, 2016.

	Fiscal Years
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.5	28.9	29.4
Restaurant labor	32.4	31.6	31.6
Restaurant expenses	17.5	17.6	16.8
Marketing expenses	3.1	3.3	3.4
General and administrative expenses	5.1	5.4	5.5
Depreciation and amortization	3.9	3.8	4.2
Impairments and disposal of assets, net	—	(0.1)	0.1
Total operating costs and expenses	90.5%	90.6%	91.0%
Operating income	9.5	9.4	9.0
Interest, net	2.0	0.6	2.5
Earnings before income taxes	7.5	8.9	6.5
Income tax expense	—	2.2	1.3
Earnings from continuing operations	7.5	6.7	5.2
Earnings (loss) from discontinued operations, net of taxes	(0.1)	—	0.2
Net earnings	7.4%	6.7%	5.4%
Total operating costs and expenses from continuing operations were $7.31 billion in fiscal 2018, $6.49 billion in fiscal 2017 and $6.31 billion in fiscal 2016. As a percent of sales, total costs and expenses from continuing operations were 90.5 percent in fiscal 2018, 90.6 percent in fiscal 2017 and 91.0 percent in fiscal 2016.

Fiscal 2018 Compared to Fiscal 2017:

•
Food and beverage costs decreased as a percent of sales due to a 0.4% impact from pricing and a 0.4% impact related to cost savings initiatives, partially offset by a 0.3% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 0.9% impact from wage-rate inflation, a 0.4% impact from Cheddar’s Scratch Kitchen’s higher labor costs relative to Darden legacy brands and a 0.2% impact related to workforce investment costs, partially offset by a 0.8% impact from sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to sales leverage.

•
General and administrative expenses decreased as a percent of sales primarily due to a 0.2% impact from sales leverage and a 0.3% impact from a pension settlement charge incurred in fiscal 2017, partially offset by a 0.1% impact from expenses related to the integration of Cheddar’s Scratch Kitchen.

Fiscal 2017 Compared to Fiscal 2016:

•
Food and beverage costs decreased as a percent of sales due to a 0.5% impact from pricing, a 0.3% impact related to cost savings initiatives and a 0.3% impact from food cost deflation, partially offset by a 0.5% impact from unfavorable menu mix.

•	Restaurant labor costs were flat as a percent of sales as a 0.9% impact from wage-rate inflation was offset by a 0.9% impact from sales leverage and improved productivity.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) increased as a percent of sales, primarily due to a 0.8% impact from rent expense resulting from leasebacks of properties included in the spin-off of Four Corners Property Trust (Four Corners) and individual sale-leasebacks (collectively, real estate transactions), partially offset by a 0.4% impact from sales leverage.

•
General and administrative expenses decreased as a percent of sales, primarily due to a 0.7% impact from expenses incurred in fiscal 2016 related to the real estate plan implementation partially offset by a 0.3% impact from a pension settlement charge incurred in fiscal 2017 and a 0.2% impact from expenses incurred in fiscal 2017 related to the acquisition and integration of Cheddar’s Scratch Kitchen.

•	Depreciation and amortization expense decreased as a percent of sales primarily from the impact of the real estate transactions.
INTEREST EXPENSE
Net interest expense increased as a percent of sales in fiscal 2018 primarily due to debt retirement costs of $102.2 million associated with the retirement of $310.9 million aggregate principal amount of long-term debt. Net interest expense decreased as a percent of sales in fiscal 2017 primarily due to debt retirement costs of $106.8 million recorded in fiscal 2016 and lower average debt balances in fiscal 2017 as compared to fiscal 2016 due to the repayment of debt with proceeds from the real estate transactions and additional cash on hand.
INCOME TAXES
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 was 29.4 percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate will be 21.0 percent. Additionally, for the fiscal year ended May 27, 2018, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $79.3 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of May 27, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended May 27, 2018. The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service (IRS), the SEC, the Financial Accounting Standards Board and various tax jurisdictions.
The effective income tax rates for fiscal 2018, 2017 and 2016 for continuing operations were 0.3 percent, 24.3 percent and 20.0 percent, respectively. The decrease in the effective income tax rate for fiscal 2018 compared to fiscal 2017 was primarily due to the Tax Act and lower earnings before income taxes for fiscal 2018 driven primarily by debt retirement costs. The increase in our effective income tax rate for fiscal 2017 compared to fiscal 2016 was primarily due to higher earnings before income taxes.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2018 were $603.8 million ($4.79 per diluted share) compared with net earnings from continuing operations for fiscal 2017 of $482.5 million ($3.83 per diluted share) and net earnings from continuing operations for fiscal 2016 of $359.7 million ($2.78 per diluted share).
Net earnings and diluted net earnings per share from continuing operations for fiscal 2018 increased 25.1 percent compared with fiscal 2017. Our diluted per share results from continuing operations for fiscal 2018 were positively impacted by the Tax Act, by approximately $0.30 due to the lower federal corporate tax rate enacted during the third quarter of fiscal 2018, partially offset by approximately $0.10 related to workforce investments. Our diluted per share results from continuing operations for fiscal 2018 were also positively impacted by the Tax Act, by approximately $0.62 due to a net benefit from deferred tax revaluation. Our diluted per share results from continuing operations for fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.10 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
Net earnings from continuing operations for fiscal 2017 increased 34.1 percent and diluted net earnings per share from continuing operations increased 37.8 percent compared with fiscal 2016. Our diluted per share results from continuing operations for fiscal 2017 were adversely impacted by approximately $0.10 due to a non-cash pension settlement charge and approximately $0.09 related to the acquisition and integration of Cheddar’s Scratch Kitchen.

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2018 were a net loss of $7.8 million ($0.06 per diluted share) compared with a net loss for fiscal 2017 of $3.4 million ($0.03 per diluted share) and earnings from discontinued operations for fiscal 2016 of $15.3 million ($0.12 per diluted share). Earnings from discontinued operations in fiscal 2016 reflect pre-tax gains of $17.9 million related to the sale of Red Lobster.
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille, Yard House, Bahama Breeze, Seasons 52 and Eddie V’s in the U.S. and Canada as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business. See Note 6 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Years			Change
Segment	2018	2017	2016	2018 vs 2017		2017 vs 2016
Olive Garden	20.1%	19.3%	19.8%	80	BP	(50)	BP
LongHorn Steakhouse	17.7%	17.3%	17.3%	40	BP	—	BP
Fine Dining	20.4%	19.6%	19.5%	80	BP	10	BP
Other Business	14.8%	16.9%	16.9%	(210)	BP	—	BP
The increase in the Olive Garden segment profit margin for fiscal 2018 was driven primarily by leveraging positive same-restaurant sales. The decrease in Olive Garden’s segment profit margin for fiscal 2017 was driven primarily by additional rent expense resulting from the real estate transactions. The increase in the LongHorn segment profit margin for fiscal 2018 was driven primarily by leveraging positive same-restaurant sales. LongHorn’s segment profit margins for fiscal 2017 were flat as additional rent expense resulting from the real estate transactions was offset by food cost deflation. The increase in the Fine Dining segment profit margin for fiscal 2018 was driven primarily by leveraging positive same-restaurant sales. The increase in Fine Dining’s segment profit margins for fiscal 2017 was driven primarily by food cost deflation, primarily beef, partially offset by higher restaurant expenses. The decrease in Other Business’ segment profit margin for fiscal 2018 was primarily driven by the impact of Cheddar’s Scratch Kitchen’s margin mix and the shift of consumer-packaged goods revenue from the Other Business segment to primarily the Olive Garden segment. The Other Business segment profit margins for fiscal 2017 were flat as food cost deflation was offset by higher labor costs.
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
IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We do not believe inflation had a significant overall effect on our annual results of operations during fiscal 2018, 2017 or 2016.
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
Valuation and Recoverability of Goodwill and Trademarks
Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands.  At May 27, 2018, we had the following amounts recorded as goodwill and trademarks at our brands:

(in millions)	Goodwill	Trademarks
Olive Garden	$30.2	$0.7
LongHorn Steakhouse	49.3	307.8
Cheddar’s Scratch Kitchen	311.4	375.0
Yard House	369.2	109.3
The Capital Grille	401.6	147.0
Seasons 52	—	0.5
Eddie V’s	22.0	10.5
Total	$1,183.7	$950.8
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
We performed our annual impairment test of our goodwill and trademarks as of the first day of our fiscal fourth quarter using a qualitative assessment. In considering the qualitative approach, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. Based on the results of our qualitative assessment, no impairment of goodwill or trademarks was indicated. Changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill and trademarks, could result in an impairment loss of a portion or all of our goodwill or trademarks.  As we finalized the purchase price allocation for Cheddar’s Scratch Kitchen during our fourth fiscal quarter of 2018, we excluded the goodwill and trademark related to Cheddar’s Scratch Kitchen from our qualitative assessment.
If our annual test resulted in an impairment of our goodwill or trademarks, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. A leverage ratio exceeding the maximum permitted under our credit agreement would be a default under our credit agreement. At May 27, 2018, a write-down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.12 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions. Changing our breakage-rate assumption on unredeemed gift cards by 25 basis points would result in an adjustment in our unearned revenues of approximately $23.0 million.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 13 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $17.4 million balance of unrecognized state tax benefits at May 27, 2018, includes $2.0 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $2.0 million relates to items that would impact our effective income tax rate.
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
On October 27, 2017, we entered into a new $750.0 million revolving credit agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 3, 2011 and amended as of October 24, 2013. As of May 27, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of May 27, 2018, we had no outstanding balances under the Revolving Credit Agreement.
At May 27, 2018, our long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
On February 22, 2018, we completed the issuance of $300.0 million aggregate principal amount of unsecured 4.550 percent senior notes due in February 2048 under a registration statement filed with the SEC on October 6, 2016. Discount and issuance costs, which totaled $3.7 million, are being amortized over the term of the notes using the straight-line method, the results of which approximate the effective interest method. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing August 15, 2018. We may redeem the notes at any time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the notes, we may be required to purchase the notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest. We utilized the proceeds from this issuance, along with cash on hand, to retire $310.9 million aggregate principal amount of long-term debt consisting of:

•	$53.7 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$257.2 million of unsecured 6.800 percent senior notes due in October 2037.
During fiscal 2018, we recorded approximately $102.2 million of expenses associated with the retirements, including cash costs of approximately $97.3 million, primarily for repurchase premiums and non-cash charges of approximately $4.9 million associated with loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 27, 2018, no such adjustments are made to this rate.
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
A summary of our contractual obligations and commercial commitments at May 27, 2018, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,679.6	$41.6	$83.2	$83.2	$1,471.6
Leases (2)	3,427.4	371.0	703.4	604.8	1,748.2
Purchase obligations (3)	537.7	503.7	31.0	3.0	—
Benefit obligations (4)	342.2	27.5	59.5	65.1	190.1
Unrecognized income tax benefits (5)	18.5	2.3	4.6	11.6	—
Total contractual obligations	$6,005.4	$946.1	$881.7	$767.7	$3,409.9

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$114.5	$114.5	$—	$—	$—
Guarantees (7)	154.0	39.1	65.4	36.3	13.2
Total commercial commitments	$268.5	$153.6	$65.4	$36.3	$13.2

(1)	Includes interest payments associated with existing long-term debt, including the current portion. Excludes discount and issuance costs of $12.6 million.

(2)
Includes all arrangements accounted for as operating, capital and financing leases. Includes imputed interest of $79.9 million over the life of financing lease obligations and imputed interest of $37.9 million over the life of capital lease obligations.

(3)	Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous commitments.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2028.

(5)	Includes interest on unrecognized income tax benefits of $1.1 million, $0.3 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $96.9 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $17.6 million related to contractual operating lease obligations and other payments.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our fixed-charge coverage ratio, which measures the number of times each year that we earn enough to cover our fixed charges, amounted to 3.1 times and 5.0 times, on a continuing operations basis, for the fiscal years ended May 27, 2018 and May 28, 2017, respectively. Our adjusted debt to adjusted total capital ratio as of May 27, 2018 (which includes 6.00 times the combined total annual minimum rent for operating leases and annual minimum lease payments for financing leases on a consolidated basis of $342.7 million, as a component of adjusted debt and adjusted total capital) was 60 percent. Our adjusted debt to adjusted total capital ratio as of May 28, 2017 (which includes 6.25 times the combined total annual minimum rent for operating leases and annual minimum lease payments for financing leases on a consolidated basis of $303.5 million, as a component of adjusted debt and adjusted total capital) was 59 percent. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement.
Based on these ratios, we believe our financial condition is strong. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 27, 2018	May 28, 2017
CAPITAL STRUCTURE
Long-term debt, excluding unamortized discount and issuance costs	$939.1	$950.0
Capital lease obligations	80.5	58.9
Total debt	$1,019.6	$1,008.9
Stockholders’ equity	2,194.8	2,101.7
Total capital	$3,214.4	$3,110.6
CALCULATION OF ADJUSTED CAPITAL
Total debt	$1,019.6	$1,008.9
Lease-debt equivalent	2,056.2	1,896.9
Guarantees	154.0	163.2
Adjusted debt	$3,229.8	$3,069.0
Stockholders’ equity	2,194.8	2,101.7
Adjusted total capital	$5,424.6	$5,170.7
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	32%	32%
Adjusted debt to adjusted total capital ratio	60%	59%

Net cash flows provided by operating activities from continuing operations were $1.02 billion, $916.3 million and $820.4 million in fiscal 2018, 2017 and 2016, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $603.8 million, $482.5 million and $359.7 million in fiscal 2018, 2017 and 2016, respectively. Net cash flows provided by operating activities from continuing operations increased in fiscal 2018 primarily due to higher net earnings from continuing operations. Net cash flows provided by operating activities from continuing operations increased in fiscal 2017 primarily due to higher net earnings from continuing operations partially offset by the timing of payments of accounts payable and current period activity of taxable timing differences.
Net cash flows used in investing activities from continuing operations were $451.1 million in fiscal 2018 compared to net cash flows used in investing activities from continuing operations of $1.07 billion in fiscal 2017 and net cash flows provided by investing activities from continuing operations of $75.4 million in fiscal 2016. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $396.0 million in fiscal 2018, compared to $293.0 million in fiscal 2017 and $228.3 million in fiscal 2016. Additionally, for fiscal 2018, net cash used in the acquisition of 11 Cheddar’s Scratch Kitchen restaurants from an existing franchisee was $40.4 million. For fiscal 2017, net cash used in the acquisition of Cheddar’s Scratch Kitchen was $764.4 million. For fiscal 2016, proceeds from the disposal of land, buildings and equipment of $325.2 million reflect the impact of closed sale-leaseback transactions.
Net cash flows used in financing activities from continuing operations were $636.6 million in fiscal 2018, compared to net cash flows provided by financing activities from continuing operations of $129.2 million in fiscal 2017 and net cash flows used in financing activities from continuing operations $1.12 billion in fiscal 2016. Net cash flows used in financing activities in fiscal 2018 reflected long-term debt payments of $408.2 million, including repurchase premiums and make-whole provisions, repayments of short-term debt of $960.0 million, dividend payments of $313.5 million and share repurchases of $234.8 million, partially offset by proceeds from the issuance of short-term debt of $960.0 million, proceeds from the issuance of $300.0 million of senior notes and proceeds from the exercise of employee stock options. Net cash flows provided by financing activities in fiscal 2017 reflect proceeds from the issuance of $500.0 million of senior notes and proceeds from the exercise of employee stock options, partially offset by dividend payments of $279.1 million and share repurchases of $230.2 million. Net cash flows used in financing activities in fiscal 2016 reflected long-term debt payments of $1.10 billion, including repurchase premiums and make-whole provisions, dividend payments of $268.2 million, and share repurchases of $184.8 million partially offset by the $315.0 million cash dividend received by us from Four Corners.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. We use certain assumptions including, but not limited to, the selection of a discount rate and expected long-term rate of return on plan assets. We set the discount rate assumption annually for each plan at its valuation date to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. At May 27, 2018, our discount rate was 4.32 percent and 4.28 percent, respectively, for our defined benefit and postretirement benefit plans. The expected long-term rate of return on plan assets is based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations and the views of leading financial advisers and economists. Our expected long-term rate of return on plan assets for our defined benefit plans was 5.75 percent for fiscal year 2018, 6.5 percent for fiscal year 2017 and 6.5 percent for fiscal year 2016. We made defined benefit plans contributions of approximately $60.8 million, $0.4 million and $25.4 million in fiscal years 2018, 2017 and 2016, respectively. We expect to contribute approximately $0.4 million to our defined benefit pension plans and approximately $1.4 million to our postretirement benefit plan during fiscal 2019. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  The termination of the plan involves many steps, including filing information with the IRS and the Pension Benefit Guaranty Corporation and obtaining proper approvals.  We anticipate the termination process, which culminates in either the settlement or transfer of participant benefits, will take approximately two years to complete.
We have recognized net losses of $85.4 million (net of tax) and of $2.2 million (net of tax) as components of accumulated other comprehensive income (loss) for the defined benefit plans and postretirement benefit plan, respectively, as of May 27, 2018. These net losses represent changes in the amount of the projected benefit obligation and plan assets resulting from differences in the assumptions used and actual experience. The amortization of the net loss component of our fiscal 2019 net periodic benefit cost for the defined benefit plans is expected to be approximately $1.9 million (net of tax). The amortization of the net gain component of our fiscal 2019 net periodic benefit cost for the postretirement benefit plan is expected to be approximately $2.4 million (net of tax).

We believe our defined benefit and postretirement benefit plan assumptions are appropriate based upon the factors discussed above. However, other assumptions could also be reasonably applied that could differ from the assumptions used. These changes in assumptions would not significantly impact our funding requirements.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of unsecured debt securities under our shelf registration statement and short-term commercial paper should be sufficient to finance our capital expenditures, debt maturities, stock repurchase program and other operating activities through fiscal 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $553.6 million at May 27, 2018, compared with $587.9 million at May 28, 2017. The decrease was primarily due to the decrease in cash and cash equivalents driven by the repurchase of shares of our common stock.
Our total current liabilities were $1.38 billion at May 27, 2018, compared with $1.29 billion at May 28, 2017. The increase was primarily due to an increase in unearned revenues associated with gift card sales in excess of redemptions, an increase in accrued payroll related to bonuses and an increase in accounts payable.

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 27, 2018, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $31.7 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $101.3 million. The fair value of our long-term fixed-rate debt outstanding as of May 27, 2018, averaged $1.04 billion, with a high of $1.09 billion and a low of $915.9 million during fiscal 2018. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 27, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has concluded that, as of May 27, 2018, the Company’s internal control over financial reporting was effective based on these criteria.
The Company’s independent registered public accounting firm KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.
/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr.
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 27, 2018 and May 28, 2017, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated July 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Orlando, Florida
July 20, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 27, 2018 and May 28, 2017, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended May 27, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 27, 2018 and May 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 27, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 27, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Orlando, Florida
July 20, 2018

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	May 27, 2018	May 28, 2017	May 29, 2016
Sales	$8,080.1	$7,170.2	$6,933.5
Costs and expenses:
Food and beverage	2,303.1	2,070.3	2,039.7
Restaurant labor	2,614.5	2,265.3	2,189.2
Restaurant expenses	1,417.1	1,265.2	1,163.5
Marketing expenses	252.3	239.7	238.0
General and administrative expenses	409.8	387.7	384.9
Depreciation and amortization	313.1	272.9	290.2
Impairments and disposal of assets, net	3.4	(8.4)	5.8
Total operating costs and expenses	$7,313.3	$6,492.7	$6,311.3
Operating income	766.8	677.5	622.2
Interest, net	161.1	40.2	172.5
Earnings before income taxes	605.7	637.3	449.7
Income tax expense	1.9	154.8	90.0
Earnings from continuing operations	$603.8	$482.5	$359.7
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(4.8), $(4.2) and $3.4, respectively	(7.8)	(3.4)	15.3
Net earnings	$596.0	$479.1	$375.0
Basic net earnings per share:
Earnings from continuing operations	$4.87	$3.88	$2.82
Earnings (loss) from discontinued operations	(0.06)	(0.03)	0.12
Net earnings	$4.81	$3.85	$2.94
Diluted net earnings per share:
Earnings from continuing operations	$4.79	$3.83	$2.78
Earnings (loss) from discontinued operations	(0.06)	(0.03)	0.12
Net earnings	$4.73	$3.80	$2.90
Average number of common shares outstanding:
Basic	124.0	124.3	127.4
Diluted	126.0	126.0	129.3
Dividends declared per common share	$2.52	$2.24	$2.10
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	May 27, 2018	May 28, 2017	May 29, 2016
Net earnings	$596.0	$479.1	$375.0
Other comprehensive income (loss):
Foreign currency adjustment	(0.9)	0.5	0.5
Change in fair value of marketable securities, net of taxes of $0.0, $0.0 and $0.0, respectively	(0.1)	—	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $0.5 and $14.3, respectively	(4.6)	4.3	23.0
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $(0.7), $11.9 and $(16.0), respectively	(1.1)	19.3	(23.9)
Reclassification of tax effect	(15.6)	—	—
Other comprehensive income (loss)	$(22.3)	$24.1	$(0.4)
Total comprehensive income	$573.7	$503.2	$374.6
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 27, 2018	May 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$146.9	$233.1
Receivables, net	83.7	75.9
Inventories	205.3	178.9
Prepaid income taxes	15.9	6.2
Prepaid expenses and other current assets	89.9	80.6
Assets held for sale	11.9	13.2
Total current assets	$553.6	$587.9
Land, buildings and equipment, net	2,429.8	2,272.3
Goodwill	1,183.7	1,201.7
Trademarks	950.8	950.2
Other assets	351.7	280.2
Total assets	$5,469.6	$5,292.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277.0	$249.5
Accrued payroll	177.5	149.1
Accrued income taxes	—	1.9
Other accrued taxes	56.6	54.2
Unearned revenues	415.8	388.6
Other current liabilities	457.6	445.9
Total current liabilities	$1,384.5	$1,289.2
Long-term debt	926.5	936.6
Deferred income taxes	114.0	145.6
Deferred rent	318.0	282.8
Other liabilities	531.8	536.4
Total liabilities	$3,274.8	$3,190.6
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 124.8 and 126.7 shares, respectively; outstanding 123.5 and 125.4 shares, respectively	1,631.9	1,614.6
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings	657.6	560.1
Treasury stock, 1.3 and 1.3 shares, at cost, respectively	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(85.2)	(62.9)
Unearned compensation	(1.7)	(2.3)
Total stockholders’ equity	$2,194.8	$2,101.7
Total liabilities and stockholders’ equity	$5,469.6	$5,292.3
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 31, 2015	$1,405.9	$1,026.0	$(7.8)	$(86.6)	$(4.0)	$2,333.5
Net earnings	—	375.0	—	—	—	375.0
Other comprehensive income	—	—	—	(0.4)	—	(0.4)
Dividends declared ($2.10 per share)	—	(268.2)	—	—	—	(268.2)
Stock option exercises (2.4 shares)	94.4	—	—	—	—	94.4
Stock-based compensation	14.9	—	—	—	—	14.9
Income tax benefits credited to equity	17.5	—	—	—	—	17.5
Repurchases of common stock (3.0 shares)	(34.9)	(149.9)	—	—	—	(184.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.2 shares)	4.8	—	—	—	0.1	4.9
Separation of Four Corners Property Trust	—	(435.4)	—	—	—	(435.4)
Other	—	—	—	—	0.6	0.6
Balances at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	479.1	—	—	—	479.1
Other comprehensive income	—	—	—	24.1	—	24.1
Dividends declared ($2.24 per share)	—	(279.6)	—	—	—	(279.6)
Stock option exercises (2.7 shares)	107.8	—	—	—	—	107.8
Stock-based compensation	15.6	—	—	—	—	15.6
Income tax benefits credited to equity	27.2	—	—	—	—	27.2
Repurchases of common stock (3.7 shares)	(43.7)	(186.5)	—	—	—	(230.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.2 shares)	5.1	—	—	—	0.2	5.3
Other	—	(0.4)	—	—	0.8	0.4
Balances at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	596.0	—	—	—	596.0
Other comprehensive income	—	—	—	(22.3)	—	(22.3)
Dividends declared ($2.52 per share)	—	(315.3)	—	—	—	(315.3)
Stock option exercises (0.8 shares)	32.0	—	—	—	—	32.0
Stock-based compensation	22.7	—	—	—	—	22.7
Repurchases of common stock (2.8 shares)	(36.0)	(198.8)	—	—	—	(234.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.7	—	—	—	0.1	5.8
Other	(7.1)	15.6	—	—	0.5	9.0
Balances at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Cash flows - operating activities
Net earnings	$596.0	$479.1	$375.0
(Earnings) losses from discontinued operations, net of tax	7.8	3.4	(15.3)
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	313.1	272.9	290.2
Impairments and disposal of assets, net	3.4	(8.4)	5.8
Amortization of loan costs and losses on interest-rate related derivatives	1.6	1.0	3.6
Stock-based compensation expense	42.8	40.7	37.3
Change in current assets and liabilities	(8.0)	112.6	13.7
Contributions to pension and postretirement plans	(62.0)	(1.6)	(26.5)
Change in cash surrender value of trust-owned life insurance	(11.2)	(10.3)	3.3
Deferred income taxes	(20.6)	(22.9)	(10.8)
Change in deferred rent	36.6	32.9	23.8
Change in other assets and liabilities	14.6	(5.0)	5.3
Loss on extinguishment of debt	102.2	—	106.8
Other, net	3.5	21.9	8.2
Net cash provided by operating activities of continuing operations	$1,019.8	$916.3	$820.4
Cash flows - investing activities
Purchases of land, buildings and equipment	(396.0)	(293.0)	(228.3)
Proceeds from disposal of land, buildings and equipment	3.3	8.3	325.2
Cash used in business acquisitions, net of cash acquired	(40.4)	(764.4)	—
Purchases of capitalized software and other assets	(22.8)	(25.3)	(23.3)
Other, net	4.8	4.7	1.8
Net cash provided by (used in) investing activities of continuing operations	$(451.1)	$(1,069.7)	$75.4
Cash flows - financing activities
Proceeds from issuance of common stock	37.8	113.1	99.3
Income tax benefits credited to equity	—	27.2	17.5
Special cash distribution from Four Corners Property Trust	—	—	315.0
Dividends paid	(313.5)	(279.1)	(268.2)
Repurchases of common stock	(234.8)	(230.2)	(184.8)
Proceeds from issuance of short-term debt	960.0	—	—
Repayments of short-term debt	(960.0)	—	—
Repayments of long-term debt	(408.2)	—	(1,096.8)
Proceeds from issuance of long-term debt	300.0	500.0	—
Principal payments on capital and financing leases	(5.4)	(3.9)	(3.4)
Proceeds from financing lease obligation	—	5.7	—
Other, net	(12.5)	(3.6)	0.6
Net cash provided by (used) in financing activities of continuing operations	$(636.6)	$129.2	$(1,120.8)
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(18.5)	(18.3)	(42.4)
Net cash provided by investing activities of discontinued operations	0.2	0.8	6.3
Net cash used in discontinued operations	$(18.3)	$(17.5)	$(36.1)
Decrease in cash and cash equivalents	(86.2)	(41.7)	(261.1)
Cash and cash equivalents - beginning of year	233.1	274.8	535.9
Cash and cash equivalents - end of year	$146.9	$233.1	$274.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 27, 2018	May 28, 2017	May 29, 2016
Cash flows from changes in current assets and liabilities
Receivables, net	$(7.2)	$(6.5)	$14.0
Inventories	(26.6)	5.0	(11.8)
Prepaid expenses and other current assets	(12.5)	(1.1)	(10.8)
Accounts payable	12.6	(9.0)	45.6
Accrued payroll	25.9	0.8	(5.9)
Prepaid/accrued income taxes	(9.9)	41.4	(21.3)
Other accrued taxes	1.6	0.4	(1.4)
Unearned revenues	33.5	41.6	46.0
Other current liabilities	(25.4)	40.0	(40.7)
Change in current assets and liabilities	$(8.0)	$112.6	$13.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations and Principles of Consolidation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52® and Eddie V’s Prime Seafood® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 36 franchised restaurants. We also have 35 franchised restaurants in operation located in Latin America, the Middle East and Malaysia. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
On April 24, 2017, we completed the acquisition of Cheddar’s Scratch Kitchen for $799.8 million in total consideration. The acquired operations of Cheddar’s Scratch Kitchen included 140 company-owned restaurants and 25 franchised restaurants. On August 28, 2017, we completed the acquisition of 11 Cheddar’s Scratch Kitchen restaurants and certain assets and liabilities from C&P Restaurant Company, LLC, an existing franchisee. The acquisition was funded with cash on hand for $39.6 million in total consideration. The results of operations, financial position and cash flows are included in our consolidated financial statements as of the date of acquisition. See Note 2 for additional information.
On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of common stock for every three shares of Darden common stock to Darden shareholders. The separation included the transfer of 418 restaurant properties and 6 LongHorn Steakhouse restaurants to Four Corners.
For fiscal 2018, 2017 and 2016, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to the discontinued locations, have been aggregated in a single caption entitled “Earnings (loss) from discontinued operations, net of tax expense (benefit)” in our consolidated statements of earnings for all periods presented. See Note 3 for additional information.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2018, which ended May 27, 2018, consisted of 52 weeks. Fiscal 2017, which ended May 28, 2017, consisted of 52 weeks and fiscal 2016, which ended May 29, 2016, consisted of 52 weeks.
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
Cash and Cash Equivalents
Cash equivalents include highly liquid investments such as bank deposits and money market funds that have an original maturity of three months or less. Amounts receivable from credit card companies are also considered cash equivalents because they are both short term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. The components of cash and cash equivalents are as follows:

(in millions)	May 27, 2018	May 28, 2017
Short-term investments	$16.8	$102.8
Credit card receivables	99.6	93.6
Depository accounts	30.5	36.7
Total cash and cash equivalents	$146.9	$233.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of May 27, 2018, and May 28, 2017, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents.
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

	Fiscal Year
(in millions)	2018	2017	2016
Depreciation and amortization on buildings and equipment	$288.8	$253.3	$274.4
Losses on replacement of equipment	4.1	3.2	5.5

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 27, 2018	May 28, 2017
Capitalized software	$205.7	$190.1
Accumulated amortization	(127.4)	(108.2)
Capitalized software, net of accumulated amortization	$78.3	$81.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have other definite-lived intangible assets, including assets related to the value of below-market leases and reacquired franchise rights resulting from our acquisitions that are included as a component of other assets on our consolidated balance sheets. We also have definite-lived intangible liabilities related to the value of above-market leases and below-market agreements resulting from our acquisitions that are included in other liabilities on our consolidated balance sheets. Definite-lived intangibles are amortized on a straight-line basis over estimated useful lives of 1 to 20 years. The cost and related accumulated amortization was as follows:

(in millions)	May 27, 2018	May 28, 2017
Definite-lived intangible assets	$83.0	$43.4
Accumulated amortization	(25.7)	(23.3)
Definite-lived intangible assets, net of accumulated amortization	$57.3	$20.1

Definite-lived intangible liabilities	$(33.5)	$(31.6)
Accumulated amortization	11.3	8.8
Definite-lived intangible liabilities, net of accumulated amortization	$(22.2)	$(22.8)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Amortization expense - capitalized software	$23.5	$18.7	$14.9
Amortization expense - other definite-lived intangibles	0.8	0.9	0.9
Amortization expense from continuing operations associated with above- and-below-market leases included in restaurant expenses as a component of rent expense in our consolidated statements of earnings was as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Restaurant expense - below-market leases	$3.1	$1.8	$1.8
Restaurant expense - above-market leases	(1.7)	(1.4)	(1.4)
Based on the net book values of our definite-lived intangible assets and liabilities at May 27, 2018, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $27.3 million annually for fiscal 2019 through 2023.

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

	Goodwill		Trademarks
(in millions)	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
Olive Garden (1)	$30.2	$30.2	$0.7	$0.6
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	311.4	329.4	375.0	375.0
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.0	147.0
Seasons 52	—	—	0.5	—
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,183.7	$1,201.7	$950.8	$950.2

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
We elected to perform a qualitative assessment for goodwill to determine whether it is more likely than not that a reporting unit is impaired. In considering the qualitative approach, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability and the overall financial performance of the reporting units. Based on the results of the qualitative assessment, no impairment of goodwill was indicated for any of our brands. As we finalized the purchase price allocation for Cheddar’s Scratch Kitchen during our fourth fiscal quarter of 2018, we excluded the goodwill allocated to that brand from our qualitative assessment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A qualitative assessment was also performed for the trademarks. In considering the qualitative approach, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates and discount factors. As we finalized the purchase price allocation for Cheddar’s Scratch Kitchen during our fourth fiscal quarter of 2018, we excluded the Cheddar’s Scratch Kitchen trademark from our qualitative assessment. We completed our impairment test and concluded as of the date of the test, there was no impairment of our trademarks.
We evaluate the useful lives of our other intangible assets to determine if they are definite or indefinite-lived. A determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets.
Impairment or Disposal of Long-Lived Assets
Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If such assets are determined to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals, sales prices of comparable assets or discounted future net cash flows expected to be generated by the assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale on our consolidated balance sheets when certain criteria are met. These criteria include, among other factors, the requirement that the likelihood of disposing of these assets within one year is probable. Assets not meeting the “held for sale” criteria remain in land, buildings and equipment until their disposal is probable within one year.
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
Unearned Revenues
Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed.  We recognize sales from our gift cards when the gift card is redeemed by the customer.  Although there are no expiration dates or dormancy fees for our gift cards, based on our analysis of our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within sales for unused gift

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

card amounts in proportion to actual gift card redemptions, which is also referred to as the “redemption recognition” method.  The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.  We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions.
Food and Beverage Costs
Food and beverage costs include inventory, warehousing, related purchasing and distribution costs, and gains and losses on certain commodity derivative contracts. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. For certain contracts, advance payments are made by the vendors based on estimates of volume to be purchased from the vendors and the terms of the agreement. As we make purchases from the vendors each period, we recognize the pro rata portion of allowances earned as a reduction of food and beverage costs for that period. Differences between estimated and actual purchases are settled in accordance with the terms of the agreements. Vendor agreements are generally for a period of one year or more and payments received are initially recorded as long-term liabilities. Amounts expected to be earned within one year are recorded as current liabilities.
Income Taxes
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in interest, net in our consolidated statements of earnings. A corresponding liability for accrued interest is included as a component of other current liabilities on our consolidated balance sheets. Penalties, when incurred, are recognized in general and administrative expenses.
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
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to equity forwards contracts. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). However, we do at times enter into instruments designated as fair value hedges to reduce our exposure to changes in fair value of the related hedged item. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows or fair value of the derivative are not expected to offset changes in cash flows or fair value of the hedged item. However, we have entered into equity forwards to economically hedge changes in the fair value of employee investments in our non-qualified deferred compensation plan. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by Topic 815 of FASB ASC, gains and losses in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges, and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur. Cash flows related to derivatives are included in operating activities. See Note 8 for additional information.
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
Advertising
Production costs of commercials are expensed in the fiscal period the advertising is first aired while the costs of programming and other advertising, promotion and marketing programs are expensed as incurred. These costs are reported as marketing expenses on our consolidated statements of earnings.
Stock-Based Compensation
We recognize the cost of employee service received in exchange for awards of equity instruments based on the grant date fair value of those awards. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service period for awards granted. We utilize the Black-Scholes option pricing model to estimate the fair value of stock option awards. The dividend yield has been estimated based upon our historical results and expectations for changes in dividend rates. The expected volatility was determined using historical stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected life of each grant. The expected life was estimated based on the exercise history of previous grants, taking into consideration the remaining contractual period for outstanding awards. We utilize a Monte Carlo simulation to estimate the fair value of our market-based equity-settled performance awards. See Note 15 for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year
(in millions, except per share data)	2018	2017	2016
Earnings from continuing operations	$603.8	$482.5	$359.7
Earnings (loss) from discontinued operations	(7.8)	(3.4)	15.3
Net earnings	$596.0	$479.1	$375.0
Average common shares outstanding – Basic	124.0	124.3	127.4
Effect of dilutive stock-based compensation	2.0	1.7	1.9
Average common shares outstanding – Diluted	126.0	126.0	129.3
Basic net earnings per share:
Earnings from continuing operations	$4.87	$3.88	$2.82
Earnings (loss) from discontinued operations	(0.06)	(0.03)	0.12
Net earnings	$4.81	$3.85	$2.94
Diluted net earnings per share:
Earnings from continuing operations	$4.79	$3.83	$2.78
Earnings (loss) from discontinued operations	(0.06)	(0.03)	0.12
Net earnings	$4.73	$3.80	$2.90
Restricted stock and options to purchase shares of our common stock excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 27, 2018	May 28, 2017	May 29, 2016
Anti-dilutive restricted stock and options	0.3	0.4	0.3
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation losses were $1.6 million and $0.7 million at May 27, 2018 and May 28, 2017, respectively. Net (gains) losses from foreign currency transactions recognized in our consolidated statements of earnings were $(1.2) million, $0.8 million and $1.8 million for fiscal 2018, 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in the update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act). This update is effective for us in the first quarter of fiscal 2020, however, we elected to early adopt this guidance during the quarter ended February 25, 2018. The adoption of this guidance resulted in a $15.6 million reclassification from accumulated other comprehensive income (loss) to retained earnings resulting from the Tax Act. See Note 10.
Application of New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions using the cumulative effect transition method. This guidance will not impact the recognition of our primary source of revenue from company-owned restaurants, which also includes gift card revenue. This guidance will impact the recognition of our franchise revenue, however, due to the relative insignificance of these amounts, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance requires us to use a modified retrospective approach upon adoption with certain practical expedients available and we plan to adopt this guidance in the first quarter of fiscal 2020. We are implementing a new lease system in connection with the adoption and we also expect changes to our internal controls over financial reporting. We expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases, however, we do not expect adoption to have a material impact on our consolidated statements of earnings. We do not expect our accounting for capital leases to substantially change. We continue to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions using a modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The assets and liabilities of Cheddar’s Scratch Kitchen were recorded at their respective fair values as of the date of acquisition. The following table summarizes the final allocation of the purchase price as of May 27, 2018:

(in millions)	Preliminary	Adjustments	Final
Current assets	$48.2	$(0.7)	$47.5
Land, buildings and equipment	191.9	23.0	214.9
Trademark	375.0	—	375.0
Other assets	2.2	20.4	22.6
Goodwill	329.4	(29.5)	299.9
Total assets acquired	$946.7	$13.2	$959.9
Current liabilities	43.4	10.1	53.5
Other liabilities	104.3	2.3	106.6
Total liabilities assumed	$147.7	$12.4	$160.1
Net assets acquired	$799.0	$0.8	$799.8
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $299.9 million recorded as goodwill, none is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years. Other assets and liabilities include values associated with favorable and unfavorable market leases that will amortize over a weighted-average period of 16 years and a below-market franchise agreement that will amortize over a period of 10 years. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Cheddar’s Scratch Kitchen on our consolidated financial statements.
On August 28, 2017, we completed the acquisition of 11 Cheddar’s Scratch Kitchen restaurants and certain assets and liabilities from C&P Restaurant Company, LLC, an existing franchisee. The acquisition was funded with cash on hand for $39.6 million in total consideration, of which $22.5 million was allocated to reacquired franchise rights. The reacquired franchise rights will amortize over a period of 15 years. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. The assets and liabilities of these restaurants were recorded at their respective fair values as of the date of acquisition. We completed the valuation process for the assets and liabilities of these restaurants as of May 27, 2018. The excess purchase price over the aggregate fair value of net assets acquired of $11.5 million was allocated to goodwill and is expected to be deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
As a result of the integration efforts for these acquisitions, we incurred expenses of approximately $19.4 million during the year ended May 27, 2018, which are included in general and administrative expenses in our consolidated statements of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
On July 28, 2014, we completed the sale of Red Lobster and certain related assets and liabilities. Earnings (loss) from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the Red Lobster disposition and is comprised of the following:

	Fiscal Year Ended
(in millions)	May 27, 2018	May 28, 2017	May 29, 2016
Sales	$—	$—	$—
Costs and expenses:
Restaurant and marketing expenses	1.4	1.6	1.8
Other income and expenses	11.2	6.0	(20.5)
Earnings (loss) before income taxes	(12.6)	(7.6)	18.7
Income tax expense (benefit)	(4.8)	(4.2)	3.4
Earnings (loss) from discontinued operations, net of tax	$(7.8)	$(3.4)	$15.3

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of May 27, 2018 and May 28, 2017, consisted of land, buildings and equipment with carrying amounts of $11.9 million and $13.2 million, respectively, primarily related to excess land parcels adjacent to our corporate headquarters.
NOTE 4 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year
(in millions)	2018	2017	2016
Restaurant impairments	$3.7	$—	$9.2
Disposal gains	(1.1)	(10.4)	(5.9)
Other	0.8	2.0	2.5
Impairments and disposal of assets, net	$3.4	$(8.4)	$5.8
Restaurant impairments for fiscal 2018 were primarily related to underperforming restaurants. Restaurant impairments for fiscal 2016 were primarily related to underperforming restaurants and restaurant assets involved in individual sale-leaseback transactions.
Disposal gains for fiscal 2018 were primarily related to the sale of excess land parcels. Disposal gains for fiscal 2017 were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels. Disposal gains for fiscal 2016 were primarily related to the sale of land parcels and sale-leaseback transactions.
Other impairment charges for fiscal 2018 and 2017 related to cost-method investments. Other impairment charges for fiscal 2016 related to a cost-method investment and the expected disposal of excess land parcels adjacent to our corporate headquarters.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 27, 2018	May 28, 2017
Land	$141.5	$136.7
Buildings	2,751.1	2,547.0
Equipment	1,581.2	1,444.2
Assets under capital leases	102.1	78.3
Construction in progress	85.6	62.9
Total land, buildings and equipment	$4,661.5	$4,269.1
Less accumulated depreciation and amortization	(2,191.6)	(1,962.1)
Less amortization associated with assets under capital leases	(40.1)	(34.7)
Land, buildings and equipment, net	$2,429.8	$2,272.3

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

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). The following tables reconcile our segment results to our consolidated results reported in accordance with generally accepted accounting principles:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 27, 2018 and for the year ended
Sales	$4,082.5	$1,703.2	$574.4	$1,720.0	$—	$8,080.1
Restaurant and marketing expenses	3,262.8	1,402.1	457.4	1,464.7	—	6,587.0
Segment profit	$819.7	$301.1	$117.0	$255.3	$—	$1,493.1

Depreciation and amortization	$132.9	$65.7	$31.5	$83.0	$—	$313.1
Impairments and disposal of assets, net	2.0	1.5	0.1	—	(0.2)	3.4
Segment assets	1,020.7	974.2	872.9	2,058.9	542.9	5,469.6
Purchases of land, buildings and equipment	163.4	76.1	32.1	119.5	4.9	396.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 28, 2017 and for the year ended
Sales	$3,938.6	$1,622.2	$535.6	$1,073.8	$—	$7,170.2
Restaurant and marketing expenses	3,176.8	1,341.3	430.6	891.8	—	5,840.5
Segment profit	$761.8	$280.9	$105.0	$182.0	$—	$1,329.7

Depreciation and amortization	$123.3	$65.1	$29.1	$55.4	$—	$272.9
Impairments and disposal of assets, net	(1.5)	(0.1)	—	(6.2)	(0.6)	(8.4)
Segment assets	949.2	948.9	869.9	1,964.7	559.6	5,292.3
Purchases of land, buildings and equipment	131.4	54.1	41.1	62.7	3.7	293.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 29, 2016 and for the year ended
Sales	$3,838.6	$1,587.7	$514.1	$993.1	$—	$6,933.5
Restaurant and marketing expenses	3,079.4	1,312.4	413.6	825.0	—	5,630.4
Segment profit	$759.2	$275.3	$100.5	$168.1	$—	$1,303.1

Depreciation and amortization	$135.5	$72.6	$28.6	$53.5	$—	$290.2
Impairments and disposal of assets, net	(1.4)	(1.5)	0.7	6.0	2.0	5.8
Purchases of land, buildings and equipment	95.6	46.9	21.4	60.5	3.9	228.3
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 27, 2018	May 28, 2017	May 29, 2016
Segment profit	$1,493.1	$1,329.7	$1,303.1
Less general and administrative expenses	(409.8)	(387.7)	(384.9)
Less depreciation and amortization	(313.1)	(272.9)	(290.2)
Less impairments and disposal of assets, net	(3.4)	8.4	(5.8)
Less interest, net	(161.1)	(40.2)	(172.5)
Earnings before income taxes	$605.7	$637.3	$449.7
NOTE 7 - DEBT
The components of long-term debt are as follows:

(in millions)	May 27, 2018	May 28, 2017
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	150.0
6.800% senior notes due October 2037	42.8	300.0
4.550% senior notes due February 2048	300.0	—
Total long-term debt	$939.1	$950.0
Less unamortized discount and issuance costs	(12.6)	(13.4)
Total long-term debt less unamortized discount and issuance costs	$926.5	$936.6
On February 22, 2018, we completed the issuance of $300.0 million aggregate principal amount of unsecured 4.550 percent senior notes due in February 2048 under a registration statement filed with the Securities and Exchange Commission (SEC) on October 6, 2016. Discount and issuance costs, which totaled $3.7 million, are being amortized over the term of the notes using the straight-line method, the results of which approximate the effective interest method. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing August 15, 2018. We may redeem the notes at any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

time in whole or from time to time in part, at the principal amount plus a make-whole premium. If we experience a change in control triggering event, unless we have previously exercised our right to redeem the notes, we may be required to purchase the notes from the holders at a purchase price equal to 101 percent of their principal amount plus accrued and unpaid interest. We utilized the proceeds from this issuance, along with cash on hand, to retire $310.9 million aggregate principal amount of long-term debt consisting of:

•	$53.7 million of unsecured 6.000 percent senior notes due in August 2035; and

•	$257.2 million of unsecured 6.800 percent senior notes due in October 2037.
During fiscal 2018, we recorded approximately $102.2 million of expenses associated with the retirements, including cash costs of approximately $97.3 million, primarily for repurchase premiums and non-cash charges of approximately $4.9 million associated with loan cost write-offs. These amounts were recorded in interest, net in our consolidated statements of earnings.

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 27, 2018, and thereafter are as follows:

(in millions)
Fiscal Year	2019	2020	2021	2022	2023	Thereafter
Debt repayments	$—	$—	$—	$—	$—	$939.1
On October 27, 2017, we entered into a new $750.0 million revolving credit agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 3, 2011 and amended as of October 24, 2013. As of May 27, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of May 27, 2018, we had no outstanding balances under the Revolving Credit Agreement.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use financial derivatives to manage interest rate and equity-based compensation risks inherent in our business operations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high-quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at May 27, 2018, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized stock based awards we grant to certain employees (Darden stock units). The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2022. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We do not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through July 2021.

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 27, 2018			May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
Equity Forwards
Designated	0.4	$77.66	$29.1	$0.2	$—	$—	$0.1
Not designated	0.6	$59.34	$36.1	0.4	—	—	0.3
Total equity forwards				$0.6	$—	$—	$0.4
Commodity contracts	N/A	N/A	$6.7	$0.5	$—	$—	$—
Total derivative contracts				$1.1	$—	$—	$0.4

(1)	Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)			Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
	Fiscal Year			Fiscal Year			Fiscal Year
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Equity (1)	$(5.3)	$3.7	$2.0	$(0.2)	$(1.4)	$2.1	$—	$0.5	$0.9
Commodity (2)	0.9	—	—	0.3	—	—	—	—	—
Interest rate (3)	—	(1.3)	—	(0.1)	—	(37.4)	—	—	—
Total	$(4.4)	$2.4	$2.0	$—	$(1.4)	$(35.3)	$—	$0.5	$0.9

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

(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year
Location of Gain (Loss) Recognized in Earnings on Derivatives	2018	2017	2016
Restaurant labor expenses	$1.5	$5.3	$3.9
General and administrative expenses	2.1	8.9	7.5
Total	$3.6	$14.2	$11.4
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 27, 2018, we expect to reclassify $0.7 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 9 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 27, 2018 and May 28, 2017:

Items Measured at Fair Value at May 27, 2018
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.5	$—	$0.5	$—
Equity forwards	(2)	0.6	—	0.6	—
Total		$1.1	$—	$1.1	$—

Items Measured at Fair Value at May 28, 2017
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed-income securities:
Corporate bonds	(3)	$1.1	$—	$1.1	$—
U.S. Treasury securities	(4)	2.0	2.0	—	—
Mortgage-backed securities	(3)	1.0	—	1.0	—
Derivatives:
Equity forwards	(2)	(0.4)	—	(0.4)	—
Total		$3.7	$2.0	$1.7	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(3)
The fair value of these securities is based on closing market prices of the investments when applicable, or, alternatively, valuations utilizing market data and other observable inputs, inclusive of the risk of nonperformance.

(4)	The fair value of our U.S. Treasury securities is based on closing market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying value and fair value of long-term debt, as of May 27, 2018, was $926.5 million and $922.0 million, respectively. The carrying value and fair value of long-term debt as of May 28, 2017, was $936.6 million and $1.05 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of May 27, 2018, long-lived assets held and used with a carrying amount of $3.7 million, primarily related to four underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $3.7 million. As of May 28, 2017, adjustments to the fair values of non-financial assets were not material.

NOTE 10 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 27, 2018 were purchased as part of our repurchase program authorized by our Board of Directors on September 29, 2016. On June 20, 2018, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces the previously existing share repurchase authorization.

Share Retirements
As of May 27, 2018, of the 191.4 million cumulative shares repurchased under the current and previous authorizations, 178.8 million shares were retired and restored to authorized but unissued shares of common stock. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 29, 2016	$(1.2)	$0.1	$3.9	$(89.8)	$(87.0)
Gain (loss)	0.5	—	2.9	6.4	9.8
Reclassification realized in net earnings	—	—	1.4	12.9	14.3
Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.9)	—	(4.6)	(1.0)	(6.5)
Reclassification realized in net earnings	—	(0.1)	—	(0.1)	(0.2)
Reclassification of tax effect (1)	—	—	(0.2)	(15.4)	(15.6)
Balances at May 27, 2018	$(1.6)	$—	$3.4	$(87.0)	$(85.2)

(1)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 27, 2018	May 28, 2017
Derivatives
Commodity contracts	(1)	$0.3	$—
Equity contracts	(2)	(0.2)	(1.4)
Interest rate contracts	(3)	(0.1)	—
	Total before tax	$—	$(1.4)
	Tax benefit	—	—
	Net of tax	$—	$(1.4)
Benefit plan funding position
Pension/postretirement plans
Actuarial losses	(4)	$(2.8)	$(3.3)
Settlement loss	(4)	—	(19.9)
Total - pension/postretirement plans		$(2.8)	$(23.2)
Recognized net actuarial gain - other plans	(5)	3.0	2.3
	Total before tax	$0.2	$(20.9)
	Tax benefit (expense)	(0.1)	8.0
	Net of tax	$0.1	$(12.9)

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 8 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 8 for additional details.

(3)	Included in interest, net, on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 14 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.

NOTE 11 – LEASES
An analysis of rent expense incurred related to continuing operations is as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Restaurant minimum rent	$321.8	$286.8	$233.6
Restaurant rent averaging expense	30.2	26.0	15.9
Restaurant percentage rent	7.2	7.9	8.0
Other	11.8	11.3	8.1
Total rent expense	$371.0	$332.0	$265.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total rent expense included in discontinued operations was $0.1 million, $0.1 million and $0.0 million for fiscal 2018, 2017 and 2016, respectively. These amounts include restaurant minimum rent of $0.1 million, $0.1 million and $0.0 million for fiscal 2018, 2017 and 2016, respectively.

The annual future lease commitments under capital lease obligations and noncancelable operating and financing leases, including those related to restaurants reported as discontinued operations, for each of the five fiscal years subsequent to May 27, 2018 and thereafter is as follows:

(in millions)
Fiscal Year	Capital	Financing	Operating
2019	$8.6	$9.5	$353.0
2020	8.7	9.6	344.0
2021	8.7	9.8	322.6
2022	8.5	9.9	297.5
2023	8.3	10.1	270.4
Thereafter	75.6	124.0	1,548.5
Total future lease commitments	$118.4	$172.9	$3,136.0
Less imputed interest (at 6.5%), (various)	(37.9)	(79.9)
Present value of future lease commitments	$80.5	$93.0
Less current maturities	(4.1)	(2.5)
Obligations under capital and financing leases, net of current maturities	$76.4	$90.5

NOTE 12 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:

Balance Sheets

(in millions)	May 27, 2018	May 28, 2017
Receivables, net
Retail outlet gift card sales	$40.4	$43.0
Landlord allowances due	18.1	14.2
Miscellaneous	25.5	19.0
Allowance for doubtful accounts	(0.3)	(0.3)
Total	$83.7	$75.9

Other Current Liabilities
Non-qualified deferred compensation plan	$227.9	$210.3
Sales and other taxes	72.7	66.9
Insurance-related	40.1	41.7
Employee benefits	39.9	41.8
Accrued interest	7.5	7.3
Miscellaneous	69.5	77.9
Total	$457.6	$445.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Earnings

	Fiscal Year
(in millions)	2018	2017	2016
Interest, net
Interest expense (1)	$152.4	$34.4	$165.4
Imputed interest on capital and financing leases	11.4	8.8	8.9
Capitalized interest	(1.9)	(1.7)	(0.7)
Interest income	(0.8)	(1.3)	(1.1)
Total	$161.1	$40.2	$172.5

(1)	Interest expense in fiscal 2018 and 2016 includes approximately $102.2 million and $106.8 million, respectively, of expenses associated with the retirement of long-term debt.

Statements of Cash Flows

	Fiscal Year
(in millions)	2018	2017	2016
Cash paid during the fiscal year for:
Interest, net of amounts capitalized (1)	$155.5	$37.0	$140.8
Income taxes, net of refunds	$25.7	$106.2	$128.0
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$37.5	$22.8	$14.9
Net book value of assets distributed in Four Corners separation, net of deferred tax liabilities	$—	$—	$750.4

(1)	Interest paid in fiscal 2018 and 2016 includes approximately $97.3 million and $68.7 million, respectively, of payments associated with the retirement of long-term debt.

NOTE 13 - INCOME TAXES
The Tax Act was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. Our federal corporate income tax rate for fiscal 2018 is 29.4 percent and represents a blended income tax rate for the current fiscal year. For fiscal 2019, our federal corporate income tax rate will be 21.0 percent. Additionally, for the fiscal year ended May 27, 2018, in accordance with FASB ASC 740, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $79.3 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of May 27, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended May 27, 2018. The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service (IRS), the SEC, the FASB and various tax jurisdictions. The fiscal 2018 impact of the enactment of the Tax Act is reflected in the tables below.
Total income tax expense was allocated as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Earnings from continuing operations	$1.9	$154.8	$90.0
Earnings from discontinued operations	(4.8)	(4.2)	3.4
Total consolidated income tax expense (benefit)	$(2.9)	$150.6	$93.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Earnings from continuing operations before income taxes:
U.S.	$602.7	$632.3	$450.6
Foreign	3.0	5.0	(0.9)
Earnings from continuing operations before income taxes	$605.7	$637.3	$449.7
Income taxes:
Current:
Federal	$10.2	$160.5	$89.1
State and local	8.9	22.2	2.7
Foreign	1.8	1.3	1.9
Total current	$20.9	$184.0	$93.7
Deferred (principally U.S.):
Federal	$(25.1)	$(24.1)	$(2.4)
State and local	6.1	(5.1)	(1.3)
Total deferred	$(19.0)	$(29.2)	$(3.7)
Total income taxes	$1.9	$154.8	$90.0

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year
	2018	2017	2016
U.S. statutory rate	29.4%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.8	1.7	1.2
Enactment of the Tax Act	(13.1)	—	—
Benefit of federal income tax credits	(12.8)	(9.2)	(12.5)
Other, net	(5.0)	(3.2)	(3.7)
Effective income tax rate	0.3%	24.3%	20.0%

As of May 27, 2018, we had estimated current prepaid state and federal income taxes of $2.6 million and $13.3 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes.
As of May 27, 2018, we had unrecognized state tax benefits of $17.4 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 27, 2018, is $2.0 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $2.0 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized state tax benefits follows:

(in millions)
Balances at May 28, 2017	$16.4
Additions related to current-year tax positions	4.5
Reductions due to settlements with taxing authorities	(0.5)
Reductions to tax positions due to statute expiration	(3.0)
Balances at May 27, 2018	$17.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense associated with unrecognized tax benefits, excluding the release of accrued interest related to prior year matters due to settlement or the lapse of the statute of limitations was as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Interest expense on unrecognized tax benefits	$0.8	$0.6	$0.5

At May 27, 2018, we had $1.1 million accrued for the payment of interest associated with unrecognized state tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2018, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2013.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 27, 2018	May 28, 2017
Accrued liabilities	$66.6	$137.1
Compensation and employee benefits	99.8	174.6
Deferred rent and interest income	81.1	110.3
Net operating loss, credit and charitable contribution carryforwards	71.9	78.0
Other	5.3	6.9
Gross deferred tax assets	$324.7	$506.9
Valuation allowance	(26.6)	(17.0)
Deferred tax assets, net of valuation allowance	$298.1	$489.9
Trademarks and other acquisition related intangibles	(201.8)	(310.7)
Buildings and equipment	(176.9)	(275.4)
Capitalized software and other assets	(24.4)	(38.1)
Other	(9.0)	(11.3)
Gross deferred tax liabilities	$(412.1)	$(635.5)
Net deferred tax liabilities	$(114.0)	$(145.6)

We have deferred tax assets of $12.6 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2019 and fiscal 2037. We have deferred tax assets of $17.1 million of federal and $42.6 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2019 and fiscal 2039. Additionally, we have deferred tax assets of $11.1 million reflecting the benefit of foreign loss carryforwards, before valuation allowance, which have an indefinite life.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 27, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 - RETIREMENT PLANS
Defined Benefit Plans and Postretirement Benefit Plan
We sponsor non-contributory defined benefit pension plans for a group of certain eligible employees in the United States under which benefits are based on various formulas, including a Final Average Pay formula and a Cash Balance formula. As of December 2014, the plans were frozen and no additional benefits will accrue for participants (except for continuing interest credits for eligible participants in the Cash Balance formula). Pension plan assets are invested in global fixed-income commingled funds. Our policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (IRC), as amended by the Pension Protection Act of 2006. We also sponsor a non-contributory postretirement benefit plan that provides health care benefits to our salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care trend rates. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  The termination of the plan involves many steps, including filing information with the IRS and the Pension Benefit Guaranty Corporation and obtaining proper approvals.  We anticipate the termination process, which culminates in either the settlement or transfer of participant benefits, will take approximately two years to complete.

Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Defined benefit pension plans funding (1)	$60.8	$0.4	$25.4
Postretirement benefit plan funding	1.2	1.2	1.1

(1)	Fundings for fiscal 2018 and 2016 include voluntary funding contributions of $60.4 million and $25.0 million, respectively.

We expect to contribute approximately $0.4 million to our defined benefit pension plans and approximately $1.4 million to our postretirement benefit plan during fiscal 2019.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax. During the fourth quarter of fiscal 2017, the defined benefit pension plans recognized $19.9 million of previously unrecognized loss in net periodic benefit cost due to a settlement charge triggered by lump sum payouts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 27, 2018 and May 28, 2017:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of period	$252.3	$298.5	$20.8	$19.9
Service cost	—	—	0.1	0.2
Interest cost	8.6	10.1	0.7	0.6
Plan settlements	—	(44.2)	—	—
Benefits paid	(15.6)	(10.0)	(1.2)	(1.2)
Actuarial (gain) loss	(8.1)	(2.1)	(0.5)	1.3
Benefit obligation at end of period	$237.2	$252.3	$19.9	$20.8

Change in Plan Assets:
Fair value at beginning of period	$207.7	$242.0	$—	$—
Actual return on plan assets	0.9	19.5	—	—
Employer contributions	60.8	0.4	1.2	1.2
Plan settlements	—	(44.2)	—	—
Benefits paid	(15.6)	(10.0)	(1.2)	(1.2)
Fair value at end of period	$253.8	$207.7	$—	$—

Funded (unfunded) status at end of period	$16.6	$(44.6)	$(19.9)	$(20.8)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 27, 2018	May 28, 2017	May 27, 2018	May 28, 2017
Components of the Consolidated Balance Sheets:
Current liabilities	$—	$—	$1.4	$1.3
Noncurrent (assets) liabilities	(16.6)	44.6	18.5	19.5
Net amounts recognized	$(16.6)	$44.6	$19.9	$20.8
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Prior service credit	$—	$—	$7.4	$9.0
Net actuarial gain (loss)	(85.4)	(70.1)	(9.6)	(9.3)
Net amounts recognized	$(85.4)	$(70.1)	$(2.2)	$(0.3)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 27, 2018	May 28, 2017
Accumulated benefit obligation for all defined benefit plans	$237.2	$252.3
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	—	252.3
Fair value of plan assets	—	207.7
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	—	252.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	2018	2017	2018	2017
Weighted-average assumptions used to determine benefit obligations at May 27 and May 28 (1)
Discount rate	4.32%	4.06%	4.28%	3.98%
Rate of future compensation increases	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net expense for fiscal years ended May 27 and May 28 (2)
Discount rate	4.06%	4.18%	3.98%	4.00%
Expected long-term rate of return on plan assets	5.75%	6.50%	N/A	N/A
Rate of future compensation increases	N/A	N/A	N/A	N/A

(1)	Determined as of the end of fiscal year.

(2)	Determined as of the beginning of fiscal year.
We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. Additionally, for our mortality assumption as of fiscal year end, we selected the most recent RP-2014 mortality tables and MP-2017 mortality improvement scale to measure the benefit obligations.
The expected long-term rate of return on plan assets is based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset fund allocations and the views of leading financial advisers and economists. Our expected long-term rate of return on plan assets for our defined benefit plans was 6.5 percent in fiscal 2016 and fiscal 2017 and was reduced to 5.75 percent in fiscal 2018 in connection with our current expectations for long-term returns and target asset fund allocation. In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the plan assets, which give consideration to the asset mix and the anticipated timing of the pension plan outflows. We employ a total return investment approach to maximize the long-term return of plan assets for what we consider a prudent level of risk dependent on the level of funding. Our historical 10-year, 15-year and 20-year rates of return on plan assets, calculated using the geometric method average of returns, are approximately 6.0 percent, 8.6 percent and 7.7 percent, respectively, as of May 27, 2018. Our Benefit Plans Committee has delegated to the Benefit Plans Investment Committee the authority to set the investment policy for the defined benefit plans and oversees the investment allocation, which includes setting long-term strategic targets. The investment policy establishes a re-balancing band around the established targets within which the asset class weight is allowed to vary. We monitor our actual asset fund allocation to ensure that it approximates, based on the current funding level, our target allocation and believe that our long-term asset fund allocation will continue to approximate our target allocation. With the plan in excess of 100.0 percent funded, our investment strategy is to invest 100.0 percent in liability matching high-quality, long-duration fixed-income investments. Investments are held in various global fixed income commingled funds representing approximately 99.9 percent of total plan assets. These investments are the only significant concentration of risk related to a single entity, sector, country, commodity or investment fund.
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$0.1	$0.2	$0.2
Interest cost	8.6	10.1	10.6	0.7	0.6	0.8
Expected return on plan assets	(12.0)	(16.0)	(14.5)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	(4.8)	(4.8)	(4.8)
Recognized net actuarial loss	2.8	3.3	2.8	1.7	1.7	1.2
Settlement loss recognized	—	19.9	—	—	—	—
Net pension and postretirement cost (benefit)	$(0.6)	$17.3	$(1.1)	$(2.3)	$(2.3)	$(2.6)

The amortization of the net actuarial gain (loss) component of our fiscal 2019 net periodic benefit cost for the defined benefit plans and postretirement benefit plan is expected to be approximately $(2.5) million and $3.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the defined benefit pension plans assets at their measurement dates of May 27, 2018 and May 28, 2017, are as follows:

		Items Measured at Fair Value at May 27, 2018
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed-Income:
Global Fixed-Income Commingled Funds	(1)	$253.5	$—	$253.5	$—
Cash and Accruals		0.3	0.3	—	—
Total		$253.8	$0.3	$253.5	$—

(1)
Global fixed-income commingled funds are comprised of investments in U.S. and non-U.S. government fixed-income securities. Investments are valued using a unit price or net asset value (NAV) based on the fair value of the underlying investments of the fund. There are no redemption restrictions associated with this fund.

		Items Measured at Fair Value at May 28, 2017
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
U.S. Commingled Funds	(1)	$63.7	$—	$63.7	$—
International Commingled Fund	(2)	22.8	—	22.8	—
Emerging Market Commingled Fund	(3)	6.0	—	6.0	—
Emerging Market Mutual Fund	(4)	5.7	5.7	—	—
Real Estate Commingled Fund	(5)	6.0	—	6.0	—
Fixed-Income:
Global Fixed-Income Commingled Fund	(6)	20.6	—	20.6	—
U.S. Fixed-Income Commingled Funds	(7)	82.4	—	82.4	—
Cash and Accruals		0.5	0.5	—	—
Total		$207.7	$6.2	$201.5	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)
Global fixed-income commingled fund is comprised of investments in U.S. and non-U.S. government fixed-income securities. Investments are valued using a unit price or NAV based on the fair value of the underlying investments of the fund. There are no redemption restrictions associated with this fund.

(7)
U.S. fixed-income commingled funds are comprised of a diversified portfolio of U.S. investment-grade corporate and government securities. Investments are valued using a unit price or NAV based on the fair value of the underlying investments of the funds. There are no redemption restrictions associated with these funds.

The following benefit payments are expected to be paid between fiscal 2019 and fiscal 2028:

(in millions)	Defined Benefit Plans	Postretirement Benefit Plan
2019	$12.7	$1.4
2020	12.8	1.4
2021	13.1	1.4
2022	13.2	1.4
2023	13.5	1.3
2024-2028	71.9	6.6
Postemployment Severance Practice
We accrue for postemployment severance costs in our consolidated financial statements and recognize actuarial gains and losses as well as prior service credits related to our postemployment severance accrual as a component of accumulated other comprehensive income (loss). As of May 27, 2018 and May 28, 2017, $0.9 million and $(0.1) million, respectively, of unrecognized actuarial gain (loss) related to our postemployment severance practice were included in accumulated other comprehensive income (loss) on a net of tax basis.

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 21 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $829.0 million at May 27, 2018, and $753.7 million at May 28, 2017. Expense recognized in fiscal 2018, 2017 and 2016 was $19.6 million, $3.7 million and $15.1 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $227.9 million and $210.3 million at May 27, 2018 and May 28, 2017, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.
The Darden Savings Plan includes a leveraged Employee Stock Ownership Plan (ESOP). The ESOP borrowed $16.9 million from us at a variable rate of interest in July 1996. At May 27, 2018, the ESOP’s original debt to us had a balance of $0.9 million with a variable rate of interest of 1.90 percent and is due to be repaid no later than December 2019. At the end of fiscal 2005, the ESOP borrowed an additional $1.6 million (Additional Loan) from us at a variable interest rate and acquired an additional 0.05 million shares of our common stock, which were held in suspense within the ESOP at that time. At May 27, 2018, the Additional Loan had a balance of $1.0 million with a variable interest rate of 2.34 percent and is due to be repaid no later than December 2018. Compensation expense is recognized as contributions are accrued. Fluctuations in our stock price impact the amount of expense to be recognized. Contributions to the Darden Savings Plan, plus the dividends accumulated on unallocated shares held by the ESOP, are used to pay principal, interest and expenses of the Darden Savings Plan. As loan payments are made, common stock is allocated to ESOP participants. In each of the fiscal years 2018, 2017 and 2016, the ESOP used dividends received of $0.5 million, $0.8 million and $0.7 million, respectively, and contributions received from us of $0.1 million, $0.1 million and $0.1 million, respectively, to pay principal and interest on our debt.
ESOP shares are included in weighted-average common shares outstanding for purposes of calculating net earnings per share with the exception of those shares acquired under the Additional Loan, which are accounted for in accordance with FASB ASC Subtopic 718-40, Employee Stock Ownership Plans. Fluctuations in our stock price are recognized as adjustments to common stock and surplus when the shares are committed to be released. The ESOP shares acquired under the Additional Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are not considered outstanding until they are committed to be released and, therefore, unreleased shares have been excluded for purposes of calculating basic and diluted net earnings per share. As of May 27, 2018, the ESOP shares included in the basic and diluted net earnings per share calculation totaled 2.1 million shares, representing 1.9 million allocated shares and 0.2 million suspense shares.

NOTE 15 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. There are outstanding awards under the Prior Plans that may still vest and be exercised in accordance with their terms. As of May 27, 2018, approximately 2.8 million shares may be issued under outstanding awards that were granted under the Prior Plans.
Stock-based compensation expense and the associated income tax benefit included in continuing operations was as follows:

	Fiscal Year
(in millions)	2018	2017	2016
Stock options	$4.6	$6.0	$7.8
Restricted stock/restricted stock units	3.9	1.9	1.6
Darden stock units	20.1	20.9	15.9
Cash-settled performance stock units	—	4.2	6.5
Equity-settled performance-based restricted stock units	11.7	5.3	2.7
Employee stock purchase plan	1.3	1.1	1.1
Director compensation program/other	1.2	1.3	1.7
Total	$42.8	$40.7	$37.3

Income tax benefits (1)	$12.0	$—	$—

(1)	In accordance with the fiscal 2018 adoption of ASU 2016-09, excess tax benefits are recognized in our provision for income taxes rather than in equity as previously recognized.

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Stock Options Granted in Fiscal Year
	2018	2017	2016
Weighted-average fair value	$14.63	$9.08	$12.72
Dividend yield	3.0%	3.5%	3.3%
Expected volatility of stock	23.5%	24.3%	28.0%
Risk-free interest rate	2.0%	1.4%	1.9%
Expected option life (in years)	6.4	6.5	6.5
Weighted-average exercise price per share	$85.83	$59.70	$64.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of our stock option activity as of and for the year ended May 27, 2018:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	4.01	$45.81	6.09	$168.9
Options granted	0.35	85.83
Options exercised	(0.80)	40.07
Options canceled	(0.03)	66.15
Outstanding end of period	3.53	$50.92	5.89	$130.6
Exercisable	2.09	$41.87	4.53	$96.2

The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $43.1 million, $99.1 million and $73.6 million, respectively. Cash received from option exercises during fiscal 2018, 2017 and 2016 was $32.0 million, $107.8 million and $94.4 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock or treasury shares we have acquired through our ongoing share repurchase program.
As of May 27, 2018, there was $7.8 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of stock options that vested during fiscal 2018 was $4.9 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and amortized over their service periods which generally range from one to four years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which employees receive unrestricted shares of Darden stock.
The following table presents a summary of our restricted stock and RSU activity as of and for the fiscal year ended May 27, 2018:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.19	$57.44
Shares granted	0.11	87.09
Shares vested	(0.05)	51.72
Shares canceled	(0.01)	69.76
Outstanding end of period	0.24	$71.99

As of May 27, 2018, there was $8.9 million of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock and RSUs that vested during fiscal 2018, 2017 and 2016 was $2.9 million, $1.7 million and $1.6 million, respectively.
Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and will be settled in cash at the end of their vesting periods, which typically range from three to five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period, is amortized over the vesting period and the vested portion is carried as a liability on our accompanying consolidated balance sheets. We also entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units granted (see Note 8 for additional information).
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 27, 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	1.35	$87.95
Units granted	0.42	91.18
Units vested	(0.30)	85.76
Units canceled	(0.08)	63.58
Outstanding end of period	1.39	$87.88

As of May 27, 2018, our total Darden stock unit liability was $62.7 million, including $26.1 million recorded in other current liabilities and $36.6 million recorded in other liabilities on our consolidated balance sheets. As of May 28, 2017, our total Darden stock unit liability was $65.0 million, including $24.0 million recorded in other current liabilities and $41.0 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 27, 2018, there was $44.8 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.6 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2018 was $25.8 million.

The following table presents a summary of our cash-settled performance stock unit activity as of and for the fiscal year ended May 27, 2018:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.09	$87.95
Units vested	(0.09)	83.85
Outstanding end of period	—	$—

Beginning in fiscal 2016, cash-settled performance stock units were replaced with two types of PRSUs: relative total shareholder return PRSUs and absolute PRSUs. These PRSUs vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. Relative total shareholder return PRSUs, which vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and amortized over the service period. Absolute PRSUs, which vest based on the achievement of company specific targets, are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service periods which generally range from two to five years.

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 27, 2018:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.33	$62.40
Units granted	0.24	90.51
Units canceled	(0.02)	78.12
Outstanding end of period	0.55	$74.04

As of May 27, 2018, there was $21.8 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. None of these equity-settled PRSUs vested during fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 5.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2018, 2017 and 2016 was $5.8 million, $5.2 million and $4.8 million, respectively.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 27, 2018 and May 28, 2017, we had $96.9 million and $127.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 27, 2018 and May 28, 2017, we had $17.6 million and $10.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
At May 27, 2018 and May 28, 2017, we had $154.0 million and $163.2 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our weighted-average cost of capital at May 27, 2018 and May 28, 2017, amounted to $131.0 million and $137.6 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2019 through fiscal 2031.
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
NOTE 17 – SUBSEQUENT EVENT
On June 20, 2018, the Board of Directors declared a cash dividend of $0.75 per share to be paid August 1, 2018 to all shareholders of record as of the close of business on July 10, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18 - QUARTERLY DATA (UNAUDITED)
The following table summarizes unaudited quarterly data for fiscal 2018 and fiscal 2017:

	Fiscal 2018 - Quarters Ended
(in millions, except per share data)	Aug. 27	Nov. 26	Feb. 25	May 27	Total
Sales	$1,936.1	$1,881.5	$2,128.4	$2,134.1	$8,080.1
Earnings before income taxes	159.5	113.4	116.0	216.8	605.7
Earnings from continuing operations	121.3	88.6	218.5	175.4	603.8
Losses from discontinued operations, net of tax	(2.3)	(3.9)	(0.7)	(0.9)	(7.8)
Net earnings	119.0	84.7	217.8	174.5	596.0
Basic net earnings per share:
Earnings from continuing operations	0.97	0.72	1.77	1.42	4.87
Losses from discontinued operations	(0.02)	(0.03)	(0.01)	(0.01)	(0.06)
Net earnings	0.95	0.69	1.76	1.41	4.81
Diluted net earnings per share:
Earnings from continuing operations	0.95	0.71	1.74	1.40	4.79
Losses from discontinued operations	(0.02)	(0.04)	(0.01)	(0.01)	(0.06)
Net earnings	0.93	0.67	1.73	1.39	4.73
Dividends paid per share	0.63	0.63	0.63	0.63	2.52
Stock price:
High	95.22	85.56	100.11	96.97	100.11
Low	80.98	76.27	79.88	82.38	76.27

	Fiscal 2017 - Quarters Ended
(in millions, except per share data)	Aug. 28	Nov. 27	Feb. 26	May 28	Total
Sales	$1,714.4	$1,642.5	$1,878.7	$1,934.6	$7,170.2
Earnings before income taxes	151.4	107.0	220.2	158.7	637.3
Earnings from continuing operations	111.1	79.7	166.3	125.4	482.5
Losses from discontinued operations, net of tax	(0.9)	(0.2)	(0.7)	(1.6)	(3.4)
Net earnings	110.2	79.5	165.6	123.8	479.1
Basic net earnings per share:
Earnings from continuing operations	0.89	0.65	1.34	1.00	3.88
Losses from discontinued operations	(0.01)	—	(0.01)	(0.01)	(0.03)
Net earnings	0.88	0.65	1.33	0.99	3.85
Diluted net earnings per share:
Earnings from continuing operations	0.88	0.64	1.32	0.99	3.83
Losses from discontinued operations	(0.01)	—	—	(0.01)	(0.03)
Net earnings	0.87	0.64	1.32	0.98	3.80
Dividends paid per share	0.56	0.56	0.56	0.56	2.24
Stock price:
High	68.68	74.99	79.43	89.14	89.14
Low	59.50	60.16	71.02	73.81	59.50

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 27, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 27, 2018.
During the fiscal quarter ended May 27, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information contained in the sections entitled “Proposal 1 – Election of Eight Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
All of our employees are subject to our Code of Conduct (Employee Code of Conduct). We also have a Code of Ethics for CEO and Senior Financial Officers (CEO and Senior Financial Officer Code of Ethics) that addresses many topics and highlights specific responsibilities of our CEO and senior financial officers. We also have a Code of Business Conduct and Ethics for the members of our Board of Directors (the Board Code of Conduct, and together with the Employee Code of Conduct, and the CEO and Senior Financial Officer Code of Ethics, our Codes of Business Conduct and Ethics). These documents are posted on our internet website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes of Business Conduct and Ethics for directors, executive officers or Senior Financial Officers on our website.
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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Related Party Transactions,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 20, 2018	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, President and Chief Executive Officer (Principal executive officer)	July 20, 2018
Eugene I. Lee, Jr.

/s/ Ricardo Cardenas	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 20, 2018
Ricardo Cardenas

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 20, 2018
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Chairman of the Board and Director
Charles M. Sonsteby

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 20, 2018

EXHIBIT INDEX
Exhibit Number	Title

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

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 20, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 21, 2018).

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

4.4.
Officers’ Certificate and Authentication Order dated April 18, 2017 for the 3.850% Senior Notes due 2027 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Amendment to Current Report on Form 8-K/A dated April 18, 2017).

4.5
First Supplemental Indenture dated as of February 20, 2018 to the Indenture dated as of January 1, 1996, all between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 22, 2018).

4.6
Officers’ Certificate and Authentication Order dated February 22, 2018 for the 4.550% Senior Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, as amended and supplemented by the First Supplemental Indenture dated as of February 20, 2018 between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Amendment to Current Report on Form 8-K/A filed February 22, 2018).

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

*10.3
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

*10.5
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

*10.7
Form of initial Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(nn) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.8
Form of quarterly Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(oo) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.9
Form of annual Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(pp) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.10
Form of initial Non-employee Director Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(qq) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.11	Form of Change in Control Agreement (incorporated by reference to Exhibit 10(rr) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.12
Form of Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(ss) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.13
Form of Performance Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.14
Form of Non-Qualified Stock Option Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.15	Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2015).

*10.16
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.17
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (Quarterly Grant in Lieu of Cash Retainer) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.18
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.19
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.20
Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.21
Form of Restricted Stock Unit Award Agreement for Todd Burrowes under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.22
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.23
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.24
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.25
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.26
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.27
Form of Performance Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.28
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.29
Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.30
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.31
Special Equity Award Grant Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan between the Company and Eugene I. Lee, Jr., dated as of June 29, 2017 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.32
Darden Restaurants, Inc. Amended and Restated FlexComp Plan, amended and restated as of June 1, 2017 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

10.33
Credit Agreement, dated as of October 27, 2017, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 1, 2017).

*10.34	Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, adopted May 23, 2018.

*10.35	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.36	RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009.

*10.37	Amendment to the RARE Hospitality Management [sic], Inc. Deferred Compensation Plan, effective July 28, 2014.

12	Computation of Ratio of Consolidated Earnings to Fixed Charges.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.