Form 10-Q
period 2018-08-26
DARDEN RESTAURANTS INC
filed 2018-10-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 14, 2018: 124,110,456 (excluding 1,263,682 shares held in our treasury).

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2019 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 26, 2018	August 27, 2017
Sales	$2,061.4	$1,936.1
Costs and expenses:
Food and beverage	583.3	555.2
Restaurant labor	679.3	624.2
Restaurant expenses	357.9	342.9
Marketing expenses	66.5	66.0
General and administrative expenses	104.5	98.0
Depreciation and amortization	80.7	76.1
Impairments and disposal of assets, net	0.1	(0.8)
Total operating costs and expenses	$1,872.3	$1,761.6
Operating income	189.1	174.5
Interest, net	13.1	15.0
Earnings before income taxes	176.0	159.5
Income tax expense	7.1	38.2
Earnings from continuing operations	$168.9	$121.3
Losses from discontinued operations, net of tax benefit of $(1.1) and $(1.0), respectively	(2.7)	(2.3)
Net earnings	$166.2	$119.0
Basic net earnings per share:
Earnings from continuing operations	$1.36	$0.97
Losses from discontinued operations	(0.02)	(0.02)
Net earnings	$1.34	$0.95
Diluted net earnings per share:
Earnings from continuing operations	$1.34	$0.95
Losses from discontinued operations	(0.02)	(0.02)
Net earnings	$1.32	$0.93
Average number of common shares outstanding:
Basic	123.8	125.2
Diluted	125.8	127.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 26, 2018	August 27, 2017
Net earnings	$166.2	$119.0
Other comprehensive income (loss):
Foreign currency adjustment	0.4	(0.5)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0 and $0.0, respectively	8.6	(2.6)
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0 and $0.0 respectively, related to pension and other post-employment benefits	(0.2)	(0.1)
Other comprehensive income (loss)	$8.8	$(3.2)
Total comprehensive income	$175.0	$115.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 26, 2018	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151.8	$146.9
Receivables, net	68.8	83.7
Inventories	194.6	205.3
Prepaid income taxes	18.5	15.9
Prepaid expenses and other current assets	99.8	89.9
Assets held for sale	11.1	11.9
Total current assets	$544.6	$553.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,290.7 and $2,231.7, respectively	2,473.6	2,429.8
Goodwill	1,183.7	1,183.7
Trademarks	950.8	950.8
Other assets	344.2	351.7
Total assets	$5,496.9	$5,469.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268.7	$277.0
Accrued payroll	138.2	177.5
Accrued income taxes	3.5	—
Other accrued taxes	62.2	56.6
Unearned revenues	382.5	415.8
Other current liabilities	469.2	457.6
Total current liabilities	$1,324.3	$1,384.5
Long-term debt	926.8	926.5
Deferred income taxes	118.1	114.0
Deferred rent	329.8	318.0
Other liabilities	522.7	531.8
Total liabilities	$3,221.7	$3,274.8
Stockholders’ equity:
Common stock and surplus	$1,667.4	$1,631.9
Retained earnings	693.5	657.6
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(76.4)	(85.2)
Unearned compensation	(1.5)	(1.7)
Total stockholders’ equity	$2,275.2	$2,194.8
Total liabilities and stockholders’ equity	$5,496.9	$5,469.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended August 26, 2018 and August 27, 2017
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	166.2	—	—	—	166.2
Other comprehensive loss	—	—	—	8.8	—	8.8
Dividends declared ($0.75 per share)	—	(93.5)	—	—	—	(93.5)
Stock option exercises (0.7 shares)	31.6	—	—	—	—	31.6
Stock-based compensation	5.6	—	—	—	—	5.6
Repurchases of common stock (0.3 shares)	(4.1)	(27.2)	—	—	—	(31.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.7	—	—	—	—	1.7
Other	0.7	(9.6)	—	—	0.2	$(8.7)
Balance at August 26, 2018	$1,667.4	$693.5	$(7.8)	$(76.4)	$(1.5)	$2,275.2

Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	119.0	—	—	—	119.0
Other comprehensive income	—	—	—	(3.2)	—	(3.2)
Dividends declared ($0.63 per share)	—	(79.1)	—	—	—	(79.1)
Stock option exercises (0.3 shares)	14.4	—	—	—	—	14.4
Stock-based compensation	4.6	—	—	—	—	4.6
Repurchases of common stock (1.2 shares)	(15.2)	(85.0)	—	—	—	(100.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.4	—	—	—	—	1.4
Other	—	—	—	—	0.1	0.1
Balance at August 27, 2017	$1,619.8	$515.0	$(7.8)	$(66.1)	$(2.2)	$2,058.7
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 26, 2018	August 27, 2017
Cash flows—operating activities
Net earnings	$166.2	$119.0
Losses from discontinued operations, net of tax	2.7	2.3
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	80.7	76.1
Impairments and disposal of assets, net	0.1	(0.8)
Stock-based compensation expense	17.9	8.4
Change in current assets and liabilities	(79.2)	(53.2)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Deferred income taxes	3.8	22.4
Change in deferred rent	9.6	9.6
Change in other assets and liabilities	8.1	(2.6)
Other, net	(3.1)	(1.4)
Net cash provided by operating activities of continuing operations	$206.4	$179.4
Cash flows—investing activities
Purchases of land, buildings and equipment	(106.4)	(95.7)
Proceeds from disposal of land, buildings and equipment	0.8	2.9
Purchases of capitalized software and other assets	(5.4)	(4.9)
Other, net	1.8	1.0
Net cash used in investing activities of continuing operations	$(109.2)	$(96.7)
Cash flows—financing activities
Proceeds from issuance of common stock	33.3	15.8
Dividends paid	(93.0)	(79.1)
Repurchases of common stock	(31.3)	(100.2)
Principal payments on capital and financing leases	(1.6)	(1.0)
Other, net	0.2	0.1
Net cash used in financing activities of continuing operations	$(92.4)	$(164.4)
Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	0.1	(4.6)
Net cash provided by (used in) discontinued operations	$0.1	$(4.6)

Increase (decrease) in cash and cash equivalents	4.9	(86.3)
Cash and cash equivalents - beginning of period	146.9	233.1
Cash and cash equivalents - end of period	$151.8	$146.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 26, 2018	August 27, 2017
Cash flows from changes in current assets and liabilities
Receivables, net	14.8	18.9
Inventories	10.7	2.6
Prepaid expenses and other current assets	(9.8)	(8.5)
Accounts payable	(21.3)	(5.7)
Accrued payroll	(39.3)	(25.2)
Prepaid/accrued income taxes	0.8	12.9
Other accrued taxes	5.6	7.1
Unearned revenues	(35.5)	(33.4)
Other current liabilities	(5.2)	(21.9)
Change in current assets and liabilities	$(79.2)	$(53.2)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and Eddie V’s Prime Seafood®. As of August 26, 2018, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 36 franchised restaurants. We also have 34 franchised restaurants in operation located in Latin America and the Middle East.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May, and our fiscal year ending May 26, 2019 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
Recently Adopted Accounting Standards
As of May 28, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance did not impact the recognition of our primary source of revenue from company-owned restaurants, which also includes gift card revenue. This guidance did impact the recognition of initial franchise fees and area development fees, however, due to the relative insignificance of these amounts, the adoption of this guidance did not have a material impact on our consolidated financial statements. We adopted this guidance using the modified retrospective method, recording a decrease of $3.3 million to retained earnings for the cumulative effect of the change, with an offsetting increase to unearned revenue of $1.2 million and other liabilities of $2.1 million for current and noncurrent deferred revenue, respectively. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2.
As of May 28, 2018, we adopted ASU 2016-16, Income Taxes (Topic 740). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory. Previous accounting guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance had developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted these provisions using the modified retrospective method recording a decrease of $6.3 million to retained earnings for the cumulative effect of the change, with a corresponding decrease to other assets.
As of May 28, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715).  The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The adoption of this guidance did not have a material impact on our consolidated financial statements.
New Accounting Standards
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for us in the first quarter of fiscal 2021, however, we plan to early adopt this guidance during the second quarter of fiscal 2019, using a prospective approach. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2.Revenue Recognition
Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is presented net of sales tax. Sales taxes collected from customers are included in other accrued taxes on our consolidated balance sheets until the taxes are remitted to governmental authorities.
Franchise royalties, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Revenue from area development and franchise fees are recognized as the performance obligations are satisfied over the term of the franchise agreement, which is generally 10 years. Prior to the adoption of ASU 2014-09, area development fees were recognized over the term of the area development agreement and franchise fees were recognized when received, upon a new restaurant opening. Advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Prior to the adoption of ASU 2014-09, these contributions were recorded as a reduction of general and administrative expenses. Additionally, upon adoption of ASU 2014-09, franchisee purchases of our inventory through our distribution network are now recognized as revenue in the period the purchases are made.
Revenue from the sale of consumer packaged goods includes ongoing royalty fees based on a percentage of licensed retail product sales and is recognized upon the sale of product by our licensed manufacturers to retail outlets.
We recognize sales from our gift cards when the gift card is redeemed by the customer.  Although there are no expiration dates or dormancy fees for our gift cards, based on our analysis of our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within sales for unused gift card amounts in proportion to actual gift card redemptions, which is also referred to as the “redemption recognition” method.  The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption. Discounts for gift cards sold by third parties are recorded to unearned revenues and are recognized over a period that approximates redemption patterns.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	August 26, 2018
Unearned Revenues
Deferred gift card revenue	$404.3
Deferred gift card discounts	(23.5)
Other	1.7
Total	$382.5

Other liabilities
Deferred franchise fees - non-current	$2.7
The following table presents a rollforward of deferred gift card revenue:

Three Months Ended
(in millions)	August 26, 2018
Beginning balance	$443.1
Activations	117.9
Redemptions and breakage	(156.7)
Ending balance	$404.3

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Costs and expenses:
Restaurant and marketing expenses	$2.2	$(0.2)
Other income and expenses	1.6	3.5
Losses before income taxes	(3.8)	(3.3)
Income tax benefit	(1.1)	(1.0)
Losses from discontinued operations, net of tax	$(2.7)	$(2.3)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of August 26, 2018 and May 27, 2018, primarily related to excess land parcels adjacent to our corporate headquarters with carrying amounts of $11.1 million and $11.9 million, respectively.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Interest paid, net of amounts capitalized	$11.8	$7.1
Income taxes paid, net of refunds	(0.1)	0.3

Non-cash investing activities are as follows:	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Increase in land, buildings and equipment through accrued purchases	$50.6	$35.9
Note 5.Income Taxes
The effective income tax rate for continuing operations for the quarter ended August 26, 2018 was 4.0 percent compared to an effective income tax rate of 23.9 percent for the quarter ended August 27, 2017. The decrease in the effective income tax rate for the quarter ended August 26, 2018 was primarily due to the December 2017 enactment of the Tax Cuts and Jobs Act (Tax Act) which reduced the federal corporate income tax rate from 35.0 percent to 21.0 percent. The effective income tax rate also decreased due to tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions.
Included in our remaining balance of unrecognized tax benefits is $2.7 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Anti-dilutive stock-based compensation awards	0.1	0.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.Segment Information
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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 26, 2018
Sales	$1,052.0	$430.4	$129.9	$449.1	$—	$2,061.4
Restaurant and marketing expenses	833.8	360.2	109.2	383.8	—	1,687.0
Segment profit	$218.2	$70.2	$20.7	$65.3	$—	$374.4

Depreciation and amortization	$33.6	$16.7	$8.2	$22.2	$—	$80.7
Impairments and disposal of assets, net	—	0.1	—	—	—	0.1
Purchases of land, buildings and equipment	41.4	19.1	8.3	35.7	1.9	106.4

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 27, 2017
Sales	$989.9	$404.5	$122.2	$419.5	$—	$1,936.1
Restaurant and marketing expenses	790.8	340.9	103.0	353.6	—	1,588.3
Segment profit	$199.1	$63.6	$19.2	$65.9	$—	$347.8

Depreciation and amortization	$32.1	$16.4	$7.8	$19.8	$—	$76.1
Impairments and disposal of assets, net	—	—	—	—	(0.8)	(0.8)
Purchases of land, buildings and equipment	45.5	15.9	6.1	27.3	0.9	95.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Segment profit	$374.4	$347.8
Less general and administrative expenses	(104.5)	(98.0)
Less depreciation and amortization	(80.7)	(76.1)
Less impairments and disposal of assets, net	(0.1)	0.8
Less interest, net	(13.1)	(15.0)
Earnings before income taxes	$176.0	$159.5
Note 8.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Restaurant impairments	$0.1	$—
Disposal gains	—	(0.8)
Impairments and disposal of assets, net	$0.1	$(0.8)
Restaurant impairments for the three months ended August 26, 2018 were not material. Disposal gains for the three months ended August 27, 2017 were primarily related to the sale of excess land parcels.
Note 9.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarters ended August 26, 2018 and August 27, 2017 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 27, 2018	$(1.6)	$—	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.4	—	13.7	—	14.1
Reclassification realized in net earnings	—	—	(5.1)	(0.2)	(5.3)
Balance at August 26, 2018	$(1.2)	$—	$12.0	$(87.2)	$(76.4)

Balance at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.5)	—	(2.8)	—	(3.3)
Reclassification realized in net earnings	—	—	0.2	(0.1)	0.1
Balance at August 27, 2017	$(1.2)	$0.1	$5.6	$(70.6)	$(66.1)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 26, 2018	August 27, 2017
Derivatives
Commodity contracts	(1)	$0.2	$—
Equity contracts	(2)	4.9	(0.2)
Total before tax		$5.1	$(0.2)
Tax benefit		—	—
Net of tax		$5.1	$(0.2)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.6)	$(0.7)
Recognized net actuarial gain - other plans	(4)	0.8	0.8
Total before tax		$0.2	$0.1
Tax benefit (expense)		—	—
Net of tax		$0.2	$0.1

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 12 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Interest cost	$2.4	$2.1
Expected return on plan assets	(2.8)	(3.0)
Recognized net actuarial loss	0.6	0.7
Net periodic benefit (credit) cost	$0.2	$(0.2)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Interest cost	$0.2	$0.2
Amortization of unrecognized prior service credit	(1.2)	(1.2)
Recognized net actuarial loss	0.4	0.4
Net periodic benefit (credit) cost	$(0.6)	$(0.6)
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

	Stock Options Granted
	Three Months Ended
	August 26, 2018	August 27, 2017
Weighted-average fair value	$18.78	$14.63
Dividend yield	3.2%	3.0%
Expected volatility of stock	22.6%	23.5%
Risk-free interest rate	2.9%	2.0%
Expected option life (in years)	6.4	6.4
Weighted-average exercise price per share	$107.05	$85.83
The following table presents a summary of our stock-based compensation activity for the three months ended August 26, 2018:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	3.53	0.24	1.39	0.55
Awards granted	0.37	0.06	0.23	0.21
Awards exercised/vested	(0.73)	—	(0.31)	(0.11)
Awards forfeited	(0.02)	—	(0.02)	(0.03)
Outstanding end of period	3.15	0.30	1.29	0.62

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017
Stock options	$1.2	$1.2
Restricted stock/restricted stock units	1.3	0.7
Darden stock units	12.3	3.8
Equity-settled performance stock units	2.5	2.1
Employee stock purchase plan	0.3	0.3
Director compensation program/other	0.3	0.3
Total stock-based compensation expense	$17.9	$8.4
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 26, 2018, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2023. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.

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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 26, 2018			August 26, 2018	May 27, 2018	August 26, 2018	May 27, 2018
Equity forwards:
Designated	0.5	$88.16	$42.9	$1.0	$0.2	$—	$—
Not designated	0.5	$66.67	$32.0	2.3	0.4	—	—
Total equity forwards				$3.3	$0.6	$—	$—
Commodity contracts	N/A	N/A	$4.9	$0.2	$0.5	$—	$—
Total derivative contracts				$3.5	$1.1	$—	$—

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017
Equity (1)	$13.8	$(2.8)	$4.9	$(0.2)	$—	$—
Commodity (2)	(0.1)	—	0.2	—	—	—
Total	$13.7	$(2.8)	$5.1	$(0.2)	$—	$—

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

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 26, 2018	August 27, 2017
Restaurant labor expenses	$7.0	$(0.5)
General and administrative expenses	10.4	(0.6)
Total	$17.4	$(1.1)
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 26, 2018, we expect to reclassify $2.1 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 26, 2018 and May 27, 2018:

Items Measured at Fair Value at August 26, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.2	$—	$0.2	$—
Equity forwards	(2)	3.3	—	3.3	—
Total		$3.5	$—	$3.5	$—

Items Measured at Fair Value at May 27, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.5	$—	$0.5	$—
Equity forwards	(2)	0.6	—	0.6	—
Total		$1.1	$—	$1.1	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of August 26, 2018, was $926.8 million and $939.6 million, respectively. The carrying value and fair value of long-term debt as of May 27, 2018, was $926.5 million and $922.0 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of August 26, 2018, adjustments to the fair values of non-financial assets were not material. As of May 27, 2018, long-lived assets held and used with a carrying amount of $3.7 million, primarily related to four underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $3.7 million.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 26, 2018 and May 27, 2018, we had $80.1 million and $96.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 26, 2018 and May 27, 2018, we had $20.1 million and $17.6 million, respectively, of standby letters of credit related to contractual operating lease obligations and other payments. All standby letters of credit are renewable annually.
As of August 26, 2018 and May 27, 2018, we had $144.1 million and $154.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 26, 2018 and May 27, 2018, amounted to $117.2 million and $131.0 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2031.
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
Note 15. Subsequent Events
On September 19, 2018, the Board of Directors declared a cash dividend of $0.75 per share to be paid November 1, 2018 to all shareholders of record as of the close of business on October 10, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 26, 2018 and August 27, 2017.

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017	% Chg
Sales	$2,061.4	$1,936.1	6.5%
Costs and expenses:
Food and beverage	583.3	555.2	5.1
Restaurant labor	679.3	624.2	8.8
Restaurant expenses	357.9	342.9	4.4
Marketing expenses	66.5	66.0	0.8
General and administrative expenses	104.5	98.0	6.6
Depreciation and amortization	80.7	76.1	6.0
Impairments and disposal of assets, net	0.1	(0.8)	NM
Total costs and expenses	$1,872.3	$1,761.6	6.3
Operating income	189.1	174.5	8.4
Interest, net	13.1	15.0	(12.7)
Earnings before income taxes	176.0	159.5	10.3
Income tax expense (1)	7.1	38.2	(81.4)
Earnings from continuing operations	$168.9	$121.3	39.2
Losses from discontinued operations, net of tax	(2.7)	(2.3)	NM
Net earnings	$166.2	$119.0	39.7%
Diluted net earnings per share:
Earnings from continuing operations	$1.34	$0.95	41.1%
Losses from discontinued operations	(0.02)	(0.02)	NM
Net earnings	$1.32	$0.93	41.9%

(1) Effective tax rate	4.0%	23.9%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2019, compared with the number open at the end of fiscal 2018 and the end of the first quarter of fiscal 2018.

	August 26, 2018	May 27, 2018	August 27, 2017
Olive Garden (1)	858	856	847
LongHorn Steakhouse	506	504	491
Cheddar’s Scratch Kitchen (2)	157	156	141
Yard House	73	72	68
The Capital Grille (3)	58	58	56
Bahama Breeze	40	39	38
Seasons 52	42	42	41
Eddie V’s	19	19	19
Total	1,753	1,746	1,701

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes the 11 restaurants acquired on August 28, 2017.

(3)	Includes one The Capital Burger restaurant for the periods ended August 26, 2018 and May 27, 2018.
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.06 billion for the first quarter of fiscal 2019, compared to $1.94 billion for the first quarter of fiscal 2018. The increase of 6.5 percent in sales for the first quarter of fiscal 2019 was driven by a combined Darden same-restaurant sales increase of 3.3 percent, revenue from the addition of 41 net new company-owned restaurants since the first quarter of fiscal 2018 and revenue from the 11 Cheddar’s Scratch Kitchen restaurants acquired from an existing franchisee in the second quarter of fiscal 2018.
For the first quarter of fiscal 2019, our net earnings from continuing operations were $168.9 million compared to $121.3 million for the first quarter of fiscal 2018, and our diluted net earnings per share from continuing operations were $1.34 for the first quarter of fiscal 2019 compared to $0.95 for the first quarter of fiscal 2018. Our diluted per share results from continuing operations for the first quarter of fiscal 2019 were positively impacted by the Tax Cuts and Jobs Act (Tax Act) by approximately $0.14 due to the lower federal corporate tax rate enacted during the third quarter of fiscal 2018. Our diluted per share results from continuing operations for the first quarter of fiscal 2018 were adversely impacted by approximately $0.04 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
Outlook
We expect fiscal 2019 sales from continuing operations to increase between 5.0 percent and 5.5 percent driven by combined Darden same-restaurant sales growth of 2.0 percent to 2.5 percent and approximately 45 to 50 new restaurants. In fiscal 2019, we expect our annual effective tax rate to be between 10.0 percent and 11.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $425.0 million and $475.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended
(in millions)	August 26, 2018	August 27, 2017	% Chg	SRS (1)
Olive Garden	$1,052.0	$989.9	6.3%	5.3%
LongHorn Steakhouse	$430.4	$404.5	6.4%	3.1%
Cheddar’s Scratch Kitchen	$169.0	$158.3	6.8%	(4.0)%
Yard House	$149.2	$139.6	6.9%	0.6%
The Capital Grille	$98.0	$92.2	6.3%	3.9%
Bahama Breeze	$65.9	$62.8	4.9%	1.1%
Seasons 52	$56.8	$56.6	0.4%	(1.9)%
Eddie V’s	$31.9	$30.0	6.3%	3.0%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increase for the first quarter of fiscal 2019 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2019 resulted from a 3.8 percent increase in average check combined with a 1.5 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2019 was primarily driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2019 resulted from a 3.4 percent increase in average check partially offset by a 0.3 percent decrease in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s generated sales for the first quarter of fiscal 2019, which was approximately 5.8 percent above last fiscal year’s first quarter. The sales increase for the first quarter of fiscal 2019 was primarily driven by the 11 Cheddar’s Scratch Kitchen restaurants acquired on August 28, 2017 and the incremental sales from new Yard House, The Capital Grille, Bahama Breeze and Seasons 52 restaurants. Sales growth also reflected same-restaurant sales increases at Yard House, The Capital Grille, Bahama Breeze and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen and Seasons 52.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 26, 2018 and August 27, 2017.

	Three Months Ended
	August 26, 2018	August 27, 2017
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.3	28.7
Restaurant labor	33.0	32.2
Restaurant expenses	17.4	17.7
Marketing expenses	3.2	3.4
General and administrative expenses	5.1	5.1
Depreciation and amortization	3.9	3.9
Impairments and disposal of assets, net	—	—
Total operating costs and expenses	90.8%	91.0%
Operating income	9.2	9.0
Interest, net	0.6	0.8
Earnings before income taxes	8.5	8.2
Income tax expense	0.3	2.0
Earnings from continuing operations	8.2	6.3
Quarter Ended August 26, 2018 Compared to Quarter Ended August 27, 2017

•
Food and beverage costs decreased as a percent of sales due to a 0.3% impact related to cost savings initiatives and a 0.5% impact from pricing, partially offset by a 0.4% impact from unfavorable menu mix.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.4% impact from inflation and a 0.4% impact related to workforce reinvestment costs and market-driven expense on equity-based compensation partially offset by a 0.6% impact from pricing leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily due to a 0.6% impact from sales leverage partially offset by a 0.2% impact from increased rent expense.

•	Marketing expenses decreased as a percent of sales, primarily due to a 0.2% impact from sales leverage.

•
General and administrative expenses were essentially flat, primarily driven by a 0.3% impact related to market-driven expense on equity-based compensation offset by a 0.3% impact related to sales leverage.

INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the first quarter of fiscal 2019 primarily due to interest savings related to the February 2018 debt transactions which effectively lowered the interest coupon rate on approximately $300.0 million of long-term debt.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 26, 2018 was 4.0 percent compared to an effective income tax rate of 23.9 percent for the quarter ended August 27, 2017. The decrease in the effective income tax rate for the quarter ended August 26, 2018 was primarily due to the December 2017 enactment of the Tax Act which reduced the federal corporate income tax rate from 35.0 percent to 21.0 percent. The effective income tax rate also decreased due to tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the Securities and Exchange Commission, the Financial Accounting Standards Board and various tax jurisdictions.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2019 were $2.7 million ($0.02 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2018 of $2.3 million ($0.02 per diluted share).

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

	Three Months Ended
Segment	August 26, 2018	August 27, 2017	Change
Olive Garden	20.7%	20.1%	60	BP
LongHorn Steakhouse	16.3%	15.7%	60	BP
Fine Dining	15.9%	15.7%	20	BP
Other Business	14.5%	15.7%	(120)	BP
The increases in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for the first quarter of fiscal 2019 were driven primarily by leveraging positive same-restaurant sales. The decrease in Other Business’ segment profit margin for the first quarter of fiscal 2019 was primarily driven by margin impact from negative same-restaurant sales, primarily at Cheddar’s Scratch Kitchen, and workforce investments. Other Business’ segment profit margin was also negatively impacted by the adoption of new revenue recognition guidance which requires franchisee purchases of our inventory through our distribution network to be recognized as revenue with a corresponding increase to food and beverage expense.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 26, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of August 26, 2018, we had no outstanding balances under the Revolving Credit Agreement.
As of August 26, 2018, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 26, 2018, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $206.4 million for the first three months of fiscal 2019, from $179.4 million for the first three months of fiscal 2018. The increase was primarily due to higher net earnings.
Net cash flows used in investing activities of continuing operations were $109.2 million for the first three months of fiscal 2019, compared to $96.7 million for the first three months of fiscal 2018. Capital expenditures increased to $106.4 million for the first three months of fiscal 2019 from $95.7 million for the first three months of fiscal 2018 reflecting an increase in new restaurant construction and remodel activity during fiscal 2019.
Net cash flows used in financing activities of continuing operations were $92.4 million for the first three months of fiscal 2019, compared to $164.4 million for the first three months of fiscal 2018. Net cash flows used in financing activities for the first three months of fiscal 2019 included dividends paid of $93.0 million and share repurchases of $31.3 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2018 included dividends paid of $79.1 million and share repurchases of $100.2 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.75 per share for the first three months of fiscal 2019, compared to $0.63 per share for the same period in fiscal 2018.
During the quarter ended August 26, 2018, we repurchased 0.3 million shares of our common stock compared to 1.2 million shares of our common stock during the quarter ended August 27, 2017. As of August 26, 2018, of the 191.7 million cumulative shares repurchased under current and previous authorizations, 179.1 million shares were retired and restored to authorized but unissued shares of common stock.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2019.

It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2018 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 26, 2018, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.19 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $544.6 million as of August 26, 2018, compared to $553.6 million as of May 27, 2018. The decrease was primarily due to the decrease in accounts receivable.
Our current liabilities totaled $1.32 billion as of August 26, 2018, compared to $1.38 billion as of May 27, 2018. The decrease was primarily due to a decrease in accrued payroll related to the payment of annual incentive compensation and a decrease in unearned revenues associated with gift card redemptions in excess of sales.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 27, 2018.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2019, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 27, 2018, which are summarized as follows:

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	The inability to hire, train, reward and retain restaurant team members or an inability to adequately monitor and proactively respond to employee dissatisfaction;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

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

•	The impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	Adverse weather conditions and natural disasters;

•	Volatility in the market value of derivatives we may use to hedge commodity and broader market prices;

•	Economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of our control;

•	Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•	Risks associated with doing business with franchisees and licensees;

•	Risks associated with doing business with business partners and vendors in foreign markets;

•	Failure to protect our service marks or other intellectual property;

•	Impairment of the carrying value of our goodwill or other intangible assets; and

•	A failure of our internal controls over financial reporting and future changes in accounting standards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 26, 2018, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $40.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $99.4 million. The fair value of our long-term fixed-rate debt outstanding as of August 26, 2018, averaged $922.7 million, with a high of $939.6 million and a low of $912.5 million during the first three months of fiscal 2019. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 26, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 26, 2018.
During the fiscal quarter ended August 26, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 14 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 27, 2018.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 26, 2018.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 28, 2018 through July 1, 2018	130,490	$90.41	130,490	$499.9
July 2, 2018 through July 29, 2018	22,261	$108.08	22,261	$497.5
July 30, 2018 through August 26, 2018	157,910	$108.04	157,910	$480.4
Total	310,661	$100.63	310,661	$480.4

(1)
All of the shares purchased during the quarter ended August 26, 2018 were purchased as part of our repurchase program. On June 20, 2018, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 21, 2018, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	October 2, 2018	By:	/s/ Ricardo Cardenas
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