Form 10-Q
period 2018-11-25
DARDEN RESTAURANTS INC
filed 2019-01-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 14, 2018: 123,509,077 (excluding 1,263,682 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Sales	$1,973.4	$1,881.5	$4,034.8	$3,817.6
Costs and expenses:
Food and beverage	563.3	542.9	1,146.6	1,098.1
Restaurant labor	662.4	622.4	1,341.7	1,246.6
Restaurant expenses	361.0	351.5	718.9	694.4
Marketing expenses	58.0	58.1	124.5	124.1
General and administrative expenses	95.1	98.9	199.6	196.9
Depreciation and amortization	82.8	78.8	163.5	154.9
Impairments and disposal of assets, net	2.7	—	2.8	(0.8)
Total operating costs and expenses	$1,825.3	$1,752.6	$3,697.6	$3,514.2
Operating income	148.1	128.9	337.2	303.4
Interest, net	12.8	15.5	25.9	30.5
Earnings before income taxes	135.3	113.4	311.3	272.9
Income tax expense	19.4	24.8	26.5	63.0
Earnings from continuing operations	$115.9	$88.6	$284.8	$209.9
Losses from discontinued operations, net of tax expense (benefit) of $0.7, $(2.5), $(0.4) and $(3.5), respectively	(0.3)	(3.9)	(3.0)	(6.2)
Net earnings	$115.6	$84.7	$281.8	$203.7
Basic net earnings per share:
Earnings from continuing operations	$0.94	$0.72	$2.30	$1.69
Losses from discontinued operations	(0.01)	(0.03)	(0.03)	(0.05)
Net earnings	$0.93	$0.69	$2.27	$1.64
Diluted net earnings per share:
Earnings from continuing operations	$0.92	$0.71	$2.26	$1.66
Losses from discontinued operations	—	(0.04)	(0.02)	(0.05)
Net earnings	$0.92	$0.67	$2.24	$1.61
Average number of common shares outstanding:
Basic	123.9	123.6	123.9	124.4
Diluted	125.8	125.5	125.8	126.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Net earnings	$115.6	$84.7	$281.8	$203.7
Other comprehensive income (loss):
Foreign currency adjustment	0.2	(0.2)	0.6	(0.7)
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $0.0, respectively	—	(0.1)	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.1), $0.0, $(0.1) and $0.0, respectively	(2.3)	(1.8)	6.3	(4.4)
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0, $0.0, $0.0 and $0.0 respectively, related to pension and other post-employment benefits	(0.2)	—	(0.4)	(0.1)
Other comprehensive income (loss)	$(2.3)	$(2.1)	$6.5	$(5.3)
Total comprehensive income	$113.3	$82.6	$288.3	$198.4
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 25, 2018	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139.7	$146.9
Receivables, net	80.5	83.7
Inventories	209.4	205.3
Prepaid income taxes	20.7	15.9
Prepaid expenses and other current assets	99.8	89.9
Assets held for sale	11.1	11.9
Total current assets	$561.2	$553.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,358.6 and $2,231.7, respectively	2,521.1	2,429.8
Goodwill	1,183.7	1,183.7
Trademarks	950.8	950.8
Other assets	332.4	351.7
Total assets	$5,549.2	$5,469.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301.3	$277.0
Short-term debt	45.0	—
Accrued payroll	139.8	177.5
Accrued income taxes	4.5	—
Other accrued taxes	56.8	56.6
Unearned revenues	388.6	415.8
Other current liabilities	449.3	457.6
Total current liabilities	$1,385.3	$1,384.5
Long-term debt	927.1	926.5
Deferred income taxes	125.1	114.0
Deferred rent	339.2	318.0
Other liabilities	522.2	531.8
Total liabilities	$3,298.9	$3,274.8
Stockholders’ equity:
Common stock and surplus	$1,675.5	$1,631.9
Retained earnings	662.5	657.6
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(78.7)	(85.2)
Unearned compensation	(1.2)	(1.7)
Total stockholders’ equity	$2,250.3	$2,194.8
Total liabilities and stockholders’ equity	$5,549.2	$5,469.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended November 25, 2018 and November 26, 2017
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at August 26, 2018	$1,667.4	$693.5	$(7.8)	$(76.4)	$(1.5)	$2,275.2
Net earnings	—	115.6	—	—	—	115.6
Other comprehensive income	—	—	—	(2.3)	—	(2.3)
Dividends declared ($0.75 per share)	—	(93.1)	—	—	—	(93.1)
Stock option exercises (0.2 shares)	6.8	—	—	—	—	6.8
Stock-based compensation	7.2	—	—	—	—	7.2
Repurchases of common stock (0.6 shares)	(7.5)	(53.5)	—	—	—	(61.0)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.6	—	—	—	0.4	2.0
Other	—	—	—	—	(0.1)	$(0.1)
Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3

Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	281.8	—	—	—	281.8
Other comprehensive income	—	—	—	6.5	—	6.5
Dividends declared ($1.50 per share)	—	(186.6)	—	—	—	(186.6)
Stock option exercises (0.9 shares)	38.4	—	—	—	—	38.4
Stock-based compensation	12.8	—	—	—	—	12.8
Repurchases of common stock (0.9 shares)	(11.6)	(80.7)	—	—	—	(92.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.3	—	—	—	0.4	3.7
Other	0.7	(9.6)	—	—	0.1	(8.8)
Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3

Balance at August 27, 2017	$1,619.8	$515.0	$(7.8)	$(66.1)	$(2.2)	$2,058.7
Net earnings	—	84.7	—	—	—	84.7
Other comprehensive income	—	—	—	(2.1)	—	(2.1)
Dividends declared ($0.63 per share)	—	(77.9)	—	—	—	(77.9)
Stock option exercises (0.1 shares)	0.2	—	—	—	—	0.2
Stock-based compensation	6.0	—	—	—	—	6.0
Repurchases of common stock (1.1 shares)	(14.2)	(74.5)	—	—	—	(88.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.4	—	—	—	—	1.4
Other	(6.4)	—	—	—	0.2	$(6.2)
Balance at November 26, 2017	$1,606.8	$447.3	$(7.8)	$(68.2)	$(2.0)	$1,976.1

Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	203.7	—	—	—	203.7
Other comprehensive income	—	—	—	(5.3)	—	(5.3)
Dividends declared ($1.26 per share)	—	(157.0)	—	—	—	(157.0)
Stock option exercises (0.4 shares)	14.6	—	—	—	—	14.6
Stock-based compensation	10.6	—	—	—	—	10.6
Repurchases of common stock (2.3 shares)	(29.4)	(159.5)	—	—	—	(188.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.8	—	—	—	—	2.8
Other	(6.4)	—	—	—	0.3	(6.1)
Balance at November 26, 2017	$1,606.8	$447.3	$(7.8)	$(68.2)	$(2.0)	$1,976.1
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 25, 2018	November 26, 2017
Cash flows—operating activities
Net earnings	$281.8	$203.7
Losses from discontinued operations, net of tax	3.0	6.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	163.5	154.9
Impairments and disposal of assets, net	2.8	(0.8)
Stock-based compensation expense	31.6	18.1
Change in current assets and liabilities	(90.0)	(98.9)
Contributions to pension and postretirement plans	(0.9)	(0.8)
Deferred income taxes	10.8	18.1
Change in deferred rent	18.7	19.1
Change in other assets and liabilities	3.2	(1.5)
Other, net	9.4	(4.0)
Net cash provided by operating activities of continuing operations	$433.9	$314.1
Cash flows—investing activities
Purchases of land, buildings and equipment	(233.0)	(197.7)
Proceeds from disposal of land, buildings and equipment	0.8	3.1
Cash used in business acquisitions, net of cash acquired	—	(40.4)
Purchases of capitalized software and other assets	(11.5)	(10.2)
Other, net	1.9	4.4
Net cash used in investing activities of continuing operations	$(241.8)	$(240.8)
Cash flows—financing activities
Proceeds from issuance of common stock	41.7	17.4
Dividends paid	(186.0)	(157.0)
Repurchases of common stock	(92.3)	(188.9)
Proceeds from issuance of short-term debt	132.0	593.6
Repayments of short-term debt	(87.0)	(440.1)
Principal payments on capital and financing leases	(3.2)	(2.3)
Other, net	0.1	(8.2)
Net cash used in financing activities of continuing operations	$(194.7)	$(185.5)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(4.6)	(6.2)
Net cash used in discontinued operations	$(4.6)	$(6.2)

Decrease in cash and cash equivalents	(7.2)	(118.4)
Cash and cash equivalents - beginning of period	146.9	233.1
Cash and cash equivalents - end of period	$139.7	$114.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 25, 2018	November 26, 2017
Cash flows from changes in current assets and liabilities
Receivables, net	3.2	9.5
Inventories	(4.1)	(20.1)
Prepaid expenses and other current assets	(9.9)	(12.8)
Accounts payable	10.5	(9.0)
Accrued payroll	(37.7)	(20.1)
Prepaid/accrued income taxes	(0.4)	1.0
Other accrued taxes	0.2	2.3
Unearned revenues	(28.5)	(16.9)
Other current liabilities	(23.3)	(32.8)
Change in current assets and liabilities	$(90.0)	$(98.9)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and Eddie V’s Prime Seafood®. As of November 25, 2018, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 37 franchised restaurants. We also have 34 franchised restaurants in operation located in Latin America and the Middle East.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for us in the first quarter of fiscal 2021, however, we elected to early adopt this guidance

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the quarter ended November 25, 2018, using a prospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The initial guidance required entities to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented. In July 2018, the FASB issued an amendment providing an additional transition method allowing entities to apply the new lease requirements at the adoption date, rather than at the beginning of the earliest comparative period, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, an entity’s reporting for the comparative periods presented in the financial statements in the period of adoption will continue to be in accordance with current GAAP (Topic 840, Leases). We plan to adopt this guidance in the first quarter of fiscal 2020 using this optional transition method.
We are implementing a new lease system in connection with the adoption and we also expect changes to our internal controls over financial reporting. We expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases, however, we do not expect adoption to have a material impact on our consolidated statements of earnings. We do not expect our accounting for capital leases to substantially change. We plan to elect the short-term lease recognition exemption which provides the option to not recognize right-of-use assets and related liabilities that arise from certain leases with terms of 12 months or less. We also plan to elect the package of practical expedients which will allow us to not reassess previous accounting conclusions regarding lease identification and classification and we are finalizing our assessment of the other practical expedients and policy elections offered by the standard. We continue to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	November 25, 2018
Unearned Revenues
Deferred gift card revenue	$411.6
Deferred gift card discounts	(24.3)
Other	1.3
Total	$388.6

Other liabilities
Deferred franchise fees - non-current	$2.8
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended	Six Months Ended
(in millions)	November 25, 2018	November 25, 2018
Beginning balance	$404.3	$443.1
Activations	133.7	251.6
Redemptions and breakage	(126.4)	(283.1)
Ending balance	$411.6	$411.6

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Costs and expenses:
Restaurant and marketing expenses	$0.1	$—	$2.3	$(0.3)
Other income and expenses	(0.5)	6.4	1.1	10.0
Earnings (loss) before income taxes	0.4	(6.4)	(3.4)	(9.7)
Income tax expense (benefit)	0.7	(2.5)	(0.4)	(3.5)
Losses from discontinued operations, net of tax	$(0.3)	$(3.9)	$(3.0)	$(6.2)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheets as of November 25, 2018 and May 27, 2018, primarily related to excess land parcels adjacent to our corporate headquarters with carrying amounts of $11.1 million and $11.9 million, respectively.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 25, 2018	November 26, 2017
Interest paid, net of amounts capitalized	$24.9	$30.2
Income taxes paid, net of refunds	12.3	39.0

Non-cash investing activities are as follows:	Six Months Ended
(in millions)	November 25, 2018	November 26, 2017
Increase in land, buildings and equipment through accrued purchases	$51.3	$44.3
Note 5.Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 25, 2018 was 14.3 percent compared to an effective income tax rate of 21.9 percent for the quarter ended November 26, 2017. The effective income tax rate for continuing operations for the six months ended November 25, 2018 was 8.5 percent compared to an effective income tax rate of 23.1 percent for the six months ended November 26, 2017. The decrease in the effective income tax rate for the quarter and six months ended November 25, 2018 was primarily due to the December 2017 enactment of the Tax Cuts and Jobs Act (Tax Act) which reduced the federal corporate income tax rate from 35.0 percent to 21.0 percent. The effective income tax rate for the six months ended November 25, 2018 also decreased due to tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the SEC, the FASB and various tax jurisdictions.
Included in our remaining balance of unrecognized tax benefits is $4.2 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Anti-dilutive stock-based compensation awards	0.4	0.4	0.2	0.3

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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 25, 2018
Sales	$998.1	$412.6	$146.7	$416.0	$—	$1,973.4
Restaurant and marketing expenses	813.6	346.7	117.1	367.3	—	1,644.7
Segment profit	$184.5	$65.9	$29.6	$48.7	$—	$328.7

Depreciation and amortization	$34.7	$16.8	$8.2	$23.1	$—	$82.8
Impairments and disposal of assets, net	2.4	0.3	—	—	—	2.7

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 25, 2018
Sales	$2,050.1	$842.9	$276.7	$865.1	$—	$4,034.8
Restaurant and marketing expenses	1,647.4	706.8	226.4	751.1	—	3,331.7
Segment profit	$402.7	$136.1	$50.3	$114.0	$—	$703.1

Depreciation and amortization	$68.3	$33.5	$16.4	$45.3	$—	$163.5
Impairments and disposal of assets, net	2.5	0.3	—	—	—	2.8
Purchases of land, buildings and equipment	96.3	38.3	17.9	78.7	1.8	233.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 26, 2017
Sales	$951.6	$387.7	$140.6	$401.6	$—	$1,881.5
Restaurant and marketing expenses	784.0	327.2	113.5	350.2	—	1,574.9
Segment profit	$167.6	$60.5	$27.1	$51.4	$—	$306.6

Depreciation and amortization	$33.4	$16.4	$7.8	$21.2	$—	$78.8
Impairments and disposal of assets, net	—	—	—	—	—	—

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 26, 2017
Sales	$1,941.4	$792.1	$262.8	$821.3	$—	$3,817.6
Restaurant and marketing expenses	1,574.7	668.1	216.4	704.0	—	3,163.2
Segment profit	$366.7	$124.0	$46.4	$117.3	$—	$654.4

Depreciation and amortization	$65.5	$32.9	$15.6	$40.9	$—	$154.9
Impairments and disposal of assets, net	—	—	—	—	(0.8)	(0.8)
Purchases of land, buildings and equipment	89.2	36.4	13.3	54.7	4.1	197.7
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Segment profit	$328.7	$306.6	$703.1	$654.4
Less general and administrative expenses	(95.1)	(98.9)	(199.6)	(196.9)
Less depreciation and amortization	(82.8)	(78.8)	(163.5)	(154.9)
Less impairments and disposal of assets, net	(2.7)	—	(2.8)	0.8
Less interest, net	(12.8)	(15.5)	(25.9)	(30.5)
Earnings before income taxes	$135.3	$113.4	$311.3	$272.9
Note 8.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Restaurant impairments	$2.6	$—	$2.7	$—
Disposal losses (gains)	0.1	—	0.1	(0.8)
Impairments and disposal of assets, net	$2.7	$—	$2.8	$(0.8)
Restaurant impairments for the quarter and six months ended November 25, 2018 were primarily related to underperforming restaurants. Disposal losses (gains) are related to the sale of excess land parcels and disposal of closed locations.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and six months ended November 25, 2018 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 26, 2018	$(1.2)	$—	$12.0	$(87.2)	$(76.4)
Gain (loss)	0.2	—	(2.3)	—	(2.1)
Reclassification realized in net earnings	—	—	—	(0.2)	(0.2)
Balance at November 25, 2018	$(1.0)	$—	$9.7	$(87.4)	$(78.7)

Balances at May 27, 2018	$(1.6)	$—	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.6	—	11.4	—	12.0
Reclassification realized in net earnings	—	—	(5.1)	(0.4)	(5.5)
Balance at November 25, 2018	$(1.0)	$—	$9.7	$(87.4)	$(78.7)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter six months ended November 26, 2017 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 27, 2017	$(1.2)	$0.1	$5.6	$(70.6)	$(66.1)
Gain (loss)	(0.2)	—	(1.8)	—	(2.0)
Reclassification realized in net earnings	—	(0.1)	—	—	(0.1)
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)

Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.7)	—	(4.6)	—	(5.3)
Reclassification realized in net earnings	—	(0.1)	0.2	(0.1)	—
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Derivatives
Commodity contracts	(1)	$0.2	$—	$0.4	$—
Equity contracts	(2)	—	—	4.9	(0.2)
Interest rate contracts	(3)	(0.1)	—	(0.1)	—
Total before tax		$0.1	$—	$5.2	$(0.2)
Tax expense		(0.1)	—	(0.1)	—
Net of tax		$—	$—	$5.1	$(0.2)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.7)	$(0.7)	$(1.3)	$(1.4)
Recognized net actuarial gain - other plans	(5)	0.9	0.7	1.7	1.5
Total before tax		$0.2	$—	$0.4	$0.1
Tax benefit		—	—	—	—
Net of tax		$0.2	$—	$0.4	$0.1

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 12 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(3)	Included in interest, net, on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Interest cost	$2.2	$2.2	$4.6	$4.3
Expected return on plan assets	(2.8)	(3.0)	(5.6)	(6.0)
Recognized net actuarial loss	0.7	0.7	1.3	1.4
Net periodic benefit (credit) cost	$0.1	$(0.1)	$0.3	$(0.3)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.2	0.1	0.4	0.3
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(2.4)	(2.4)
Recognized net actuarial loss	0.4	0.5	0.8	0.9
Net periodic benefit (credit) cost	$(0.6)	$(0.5)	$(1.2)	$(1.1)
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

	Stock Options Granted
	Six Months Ended
	November 25, 2018	November 26, 2017
Weighted-average fair value	$18.78	$14.63
Dividend yield	3.2%	3.0%
Expected volatility of stock	22.6%	23.5%
Risk-free interest rate	2.9%	2.0%
Expected option life (in years)	6.4	6.4
Weighted-average exercise price per share	$107.05	$85.83
The following table presents a summary of our stock-based compensation activity for the six months ended November 25, 2018:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	3.53	0.24	1.39	0.55
Awards granted	0.37	0.07	0.23	0.21
Awards exercised/vested	(0.90)	(0.01)	(0.32)	(0.11)
Awards forfeited	(0.03)	—	(0.04)	(0.04)
Outstanding end of period	2.97	0.30	1.26	0.61

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Stock options	$1.3	$1.2	$2.5	$2.4
Restricted stock/restricted stock units	1.7	1.1	3.0	1.8
Darden stock units	6.5	3.7	18.8	7.5
Equity-settled performance stock units	3.5	3.0	6.0	5.1
Employee stock purchase plan	0.4	0.3	0.7	0.6
Director compensation program/other	0.3	0.4	0.6	0.7
Total stock-based compensation expense	$13.7	$9.7	$31.6	$18.1
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 25, 2018, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2019.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through September 2023.
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 25, 2018			November 25, 2018	May 27, 2018	November 25, 2018	May 27, 2018
Equity forwards:
Designated	0.5	$88.78	$38.6	$—	$0.2	$0.1	$—
Not designated	0.5	$75.07	$39.0	—	0.4	0.1	—
Total equity forwards				$—	$0.6	$0.2	$—
Commodity contracts	N/A	N/A	$10.0	$1.2	$0.5	$0.5	$—
Total derivative contracts				$1.2	$1.1	$0.7	$—

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Equity (1)	$(2.8)	$(2.0)	$—	$—	$(0.3)	$0.1
Commodity (2)	0.6	0.3	0.2	—	—	—
Interest rate (3)	—	—	(0.1)	—	—	—
Total	$(2.2)	$(1.7)	$0.1	$—	$(0.3)	$0.1

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended		Six Months Ended		Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Equity (1)	$11.0	$(4.8)	$4.9	$(0.2)	$(0.3)	$0.1
Commodity (2)	0.5	0.3	0.4	—	—	—
Interest rate (3)	—	—	(0.1)	—	—	—
Total	$11.5	$(4.5)	$5.2	$(0.2)	$(0.3)	$0.1

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Restaurant labor expenses	$0.3	$(0.1)	$7.3	$(0.6)
General and administrative expenses	(0.2)	(0.7)	10.2	(1.3)
Total	$0.1	$(0.8)	$17.5	$(1.9)
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 25, 2018, we expect to reclassify $2.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 25, 2018 and May 27, 2018:

Items Measured at Fair Value at November 25, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.7	$—	$0.7	$—
Equity forwards	(2)	(0.2)	—	(0.2)	—
Total		$0.5	$—	$0.5	$—

Items Measured at Fair Value at May 27, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.5	$—	$0.5	$—
Equity forwards	(2)	0.6	—	0.6	—
Total		$1.1	$—	$1.1	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of November 25, 2018, was $927.1 million and $891.7 million, respectively. The carrying value and fair value of long-term debt as of May 27, 2018, was $926.5 million and $922.0 million,

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of November 25, 2018, long-lived assets held and used with a carrying amount of $2.8 million, primarily related to two underperforming restaurants, were determined to have a fair value of $0.3 million resulting in an impairment of $2.5 million. As of May 27, 2018, long-lived assets held and used with a carrying amount of $3.7 million, primarily related to four underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $3.7 million.
Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 25, 2018 and May 27, 2018, we had $76.1 million and $96.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 25, 2018 and May 27, 2018, we had $20.4 million and $17.6 million, respectively, of standby letters of credit related to other payments. All standby letters of credit are renewable annually.
As of November 25, 2018 and May 27, 2018, we had $155.3 million and $154.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 25, 2018 and May 27, 2018, amounted to $125.9 million and $131.0 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2031.
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
Note 15. Subsequent Events
On December 12, 2018, the Board of Directors declared a cash dividend of $0.75 per share to be paid February 1, 2019 to all shareholders of record as of the close of business on January 10, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 25, 2018 and November 26, 2017.

	Three Months Ended			Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	% Chg	November 25, 2018	November 26, 2017	% Chg
Sales	$1,973.4	$1,881.5	4.9%	$4,034.8	$3,817.6	5.7%
Costs and expenses:
Food and beverage	563.3	542.9	3.8	1,146.6	1,098.1	4.4
Restaurant labor	662.4	622.4	6.4	1,341.7	1,246.6	7.6
Restaurant expenses	361.0	351.5	2.7	718.9	694.4	3.5
Marketing expenses	58.0	58.1	(0.2)	124.5	124.1	0.3
General and administrative expenses	95.1	98.9	(3.8)	199.6	196.9	1.4
Depreciation and amortization	82.8	78.8	5.1	163.5	154.9	5.6
Impairments and disposal of assets, net	2.7	—	NM	2.8	(0.8)	NM
Total costs and expenses	$1,825.3	$1,752.6	4.1	$3,697.6	$3,514.2	5.2
Operating income	148.1	128.9	14.9	337.2	303.4	11.1
Interest, net	12.8	15.5	(17.4)	25.9	30.5	(15.1)
Earnings before income taxes	135.3	113.4	19.3	311.3	272.9	14.1
Income tax expense (1)	19.4	24.8	(21.8)	26.5	63.0	(57.9)
Earnings from continuing operations	$115.9	$88.6	30.8	$284.8	$209.9	35.7
Losses from discontinued operations, net of tax	(0.3)	(3.9)	NM	(3.0)	(6.2)	NM
Net earnings	$115.6	$84.7	36.5%	$281.8	$203.7	38.3%
Diluted net earnings per share:
Earnings from continuing operations	$0.92	$0.71	29.6%	$2.26	$1.66	36.1%
Losses from discontinued operations	—	(0.04)	NM	(0.02)	(0.05)	NM
Net earnings	$0.92	$0.67	37.3%	$2.24	$1.61	39.1%

(1) Effective tax rate	14.3%	21.9%		8.5%	23.1%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2019, compared with the number open at the end of fiscal 2018 and the end of the second quarter of fiscal 2018.

	November 25, 2018	May 27, 2018	November 26, 2017
Olive Garden (1)	858	856	849
LongHorn Steakhouse	510	504	496
Cheddar’s Scratch Kitchen	158	156	153
Yard House	75	72	68
The Capital Grille (2)	58	58	57
Bahama Breeze	41	39	39
Seasons 52	42	42	41
Eddie V’s	20	19	19
Total	1,762	1,746	1,722

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes one The Capital Burger restaurant for the periods ended November 25, 2018 and May 27, 2018.
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $1.97 billion and $4.03 billion for the second quarter and first six months of fiscal 2019, compared to $1.88 billion and $3.82 billion for the second quarter and first six months of fiscal 2018. The increases of 4.9 percent and 5.7 percent in sales for the second quarter and first six months of fiscal 2019 were driven by combined Darden same-restaurant sales increases of 2.1 percent and 2.7 percent, for the second quarter and first six months, respectively, and revenue from the addition of 40 net new company-owned restaurants since the second quarter of fiscal 2018.
For the second quarter of fiscal 2019, our net earnings from continuing operations were $115.9 million compared to $88.6 million for the second quarter of fiscal 2018, and our diluted net earnings per share from continuing operations were $0.92 for the second quarter of fiscal 2019 compared to $0.71 for the second quarter of fiscal 2018. For the first six months of fiscal 2019, our net earnings from continuing operations were $284.8 million compared to $209.9 million for the first six months of fiscal 2018, and our diluted net earnings per share from continuing operations were $2.26 for the first six months of fiscal 2019 compared to $1.66 for the first six months of fiscal 2018. Our diluted per share results from continuing operations were positively impacted by the Tax Cuts and Jobs Act (Tax Act) by approximately $0.16 and $0.30 for the second quarter and first six months of fiscal 2019, respectively, due to the lower federal corporate tax rate enacted during the third quarter of fiscal 2018. Our diluted per share results from continuing operations were adversely impacted by approximately $0.02 and $0.06 for the second quarter and first six months of fiscal 2018, respectively, related to costs associated with the integration of Cheddar’s Scratch Kitchen.
Outlook
We expect fiscal 2019 sales from continuing operations to increase between 5.0 percent and 5.5 percent driven by combined Darden same-restaurant sales growth of approximately 2.5 percent and approximately 45 to 50 new restaurants. In fiscal 2019, we expect our annual effective tax rate to be between 10.0 percent and 11.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $425.0 million and $475.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 25, 2018	November 26, 2017	% Chg	SRS (1)	November 25, 2018	November 26, 2017	% Chg	SRS (1)
Olive Garden	$998.1	$951.6	4.9%	3.5%	$2,050.1	$1,941.4	5.6%	4.4%
LongHorn Steakhouse	$412.6	$387.7	6.4%	2.9%	$842.9	$792.1	6.4%	3.0%
Cheddar’s Scratch Kitchen	$152.8	$155.0	(1.4)%	(4.0)%	$321.8	$313.3	2.7%	(4.0)%
Yard House	$143.3	$135.2	6.0%	(1.1)%	$292.5	$274.9	6.4%	(0.4)%
The Capital Grille	$112.5	$107.7	4.5%	3.7%	$210.6	$199.9	5.4%	3.8%
Bahama Breeze	$52.8	$51.0	3.5%	(1.1)%	$118.7	$113.9	4.2%	0.1%
Seasons 52	$59.2	$58.5	1.2%	(0.8)%	$116.0	$115.0	0.9%	(1.3)%
Eddie V’s	$34.2	$32.9	4.0%	0.9%	$66.1	$62.9	5.1%	1.9%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increases for the second quarter and first six months of fiscal 2019 were primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2019 resulted from a 4.3 percent increase in average check partially offset by a 0.8 percent decrease in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first six months of fiscal 2019 resulted from a 4.0 percent increase in average check combined with a 0.4 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the second quarter and first six months of fiscal 2019 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2019 resulted from a 3.0 percent increase in average check partially offset by a 0.1 percent decrease in same-restaurant guest counts. The increase in U.S. Same-restaurant sales for the first six months of fiscal 2019 resulted from a 3.2 percent increase in average check partially offset by a 0.2 percent decrease in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s generated sales for the second quarter and first six months of fiscal 2019, which were approximately 2.7 percent and 4.3 percent above last fiscal year’s second quarter and first six months, respectively. The sales increases for the second quarter and first six months of fiscal 2019 were primarily driven by the incremental sales from new Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze and Seasons 52 restaurants. Sales growth for the second quarter of fiscal 2019 also reflected same-restaurant sales increases at The Capital Grille and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze and Seasons 52. Sales growth for the first six months of fiscal 2019 also reflected same-restaurant sales increases at The Capital Grille, Bahama Breeze and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Yard House and Seasons 52.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 25, 2018 and November 26, 2017.

	Three Months Ended		Six Months Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.5	28.9	28.4	28.8
Restaurant labor	33.6	33.1	33.3	32.7
Restaurant expenses	18.3	18.7	17.8	18.2
Marketing expenses	2.9	3.1	3.1	3.3
General and administrative expenses	4.8	5.3	4.9	5.2
Depreciation and amortization	4.2	4.2	4.1	4.1
Impairments and disposal of assets, net	0.1	—	0.1	—
Total operating costs and expenses	92.5%	93.1%	91.6%	92.1%
Operating income	7.5	6.9	8.4	7.9
Interest, net	0.6	0.8	0.6	0.8
Earnings before income taxes	6.9	6.0	7.7	7.1
Income tax expense	1.0	1.3	0.7	1.7
Earnings from continuing operations	5.9	4.7	7.1	5.5
Quarter Ended November 25, 2018 Compared to Quarter Ended November 26, 2017

•
Food and beverage costs decreased as a percent of sales due to a 0.3% impact related to cost savings initiatives and a 0.6% impact from pricing, partially offset by a 0.6% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.2% impact from inflation and a 0.3% impact related to workforce reinvestment costs partially offset by a 0.7% impact from pricing leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily due to a 0.4% impact from sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to a 0.2% impact from sales leverage.

•
General and administrative expenses decreased as a percent of sales, primarily driven by a 0.6% impact due to expenses incurred in fiscal 2018 related an unfavorable legal outcome and the integration of Cheddar’s Scratch Kitchen and a 0.2% impact related to sales leverage, partially offset by a 0.2% impact related to workforce reinvestment costs.

Six Months Ended November 25, 2018 Compared to Six Months Ended November 26, 2017

•
Food and beverage costs decreased as a percent of sales due to a 0.3% impact related to cost savings initiatives and a 0.5% impact from pricing, partially offset by a 0.5% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation and a 0.4% impact related to workforce reinvestment costs and market-driven expense on equity-based compensation partially offset by a 0.6% impact from pricing leverage.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales, primarily due to a 0.5% impact from sales leverage.

•	Marketing expenses decreased as a percent of sales, primarily due to a 0.2% impact from sales leverage.

•
General and administrative expenses decreased as a percent of sales, primarily driven by a 0.5% impact due to expenses incurred in fiscal 2018 related an unfavorable legal outcome and the integration of Cheddar’s Scratch Kitchen and a 0.3% impact related to sales leverage, partially offset by a 0.2% impact related to workforce reinvestment costs and a 0.2% impact related to market-driven expense on equity-based compensation.

INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the second quarter and first six months of fiscal 2019 primarily due to interest savings related to the February 2018 debt transactions which effectively lowered the interest coupon rate on approximately $300.0 million of long-term debt.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 25, 2018 was 14.3 percent compared to an effective income tax rate of 21.9 percent for the quarter ended November 26, 2017. The effective income tax rate for continuing operations for the six months ended November 25, 2018 was 8.5 percent compared to an effective income tax rate of 23.1 percent for the six months ended November 26, 2017. The decrease in the effective income tax rate for the quarter and six months ended November 25, 2018 was primarily due to the December 2017 enactment of the Tax Act which reduced the federal corporate income tax rate from 35.0 percent to 21.0 percent. The effective income tax rate for the six months ended November 25, 2018 also decreased due to tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises. While we are able to make a reasonable estimate of the impacts of the Tax Act, adjustments may occur and may be affected by other factors, including, but not limited to, further refinement of our calculations, changes in interpretations and assumptions and regulatory changes from the Internal Revenue Service, the Securities and Exchange Commission, the Financial Accounting Standards Board and various tax jurisdictions.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2019 were $0.3 million ($0.00 per diluted share) and $3.0 million ($0.02 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2018 of $3.9 million ($0.04 per diluted share) and $6.2 million ($0.05 per diluted share).
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

	Three Months Ended				Six Months Ended
Segment	November 25, 2018	November 26, 2017	Change		November 25, 2018	November 26, 2017	Change
Olive Garden	18.5%	17.6%	90	BP	19.6%	18.9%	70	BP
LongHorn Steakhouse	16.0%	15.6%	40	BP	16.1%	15.7%	40	BP
Fine Dining	20.2%	19.3%	90	BP	18.2%	17.7%	50	BP
Other Business	11.7%	12.8%	(110)	BP	13.2%	14.3%	(110)	BP
The increases in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for the second quarter and first six months of fiscal 2019 were driven primarily by leveraging positive same-restaurant sales. The decreases in Other Business’ segment profit margin for the second quarter and first six months of fiscal 2019 were primarily driven by margin impact from negative same-restaurant sales, primarily at Cheddar’s Scratch Kitchen, and workforce investments. Other Business’ segment profit margin was also negatively impacted by the adoption of new revenue recognition guidance which requires franchisee purchases of our inventory through our distribution network to be recognized as revenue with a corresponding increase to food and beverage expense.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 25, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of November 25, 2018, we had no outstanding balances under the Revolving Credit Agreement.
As of November 25, 2018, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 25, 2018, no such adjustments are made to this rate.
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

Net cash flows provided by operating activities of continuing operations increased to $433.9 million for the first six months of fiscal 2019, from $314.1 million for the first six months of fiscal 2018. The increase was primarily due to higher net earnings.
Net cash flows used in investing activities of continuing operations were $241.8 million for the first six months of fiscal 2019, compared to $240.8 million for the first six months of fiscal 2018. Capital expenditures increased to $233.0 million for the first six months of fiscal 2019 from $197.7 million for the first six months of fiscal 2018 reflecting an increase in new restaurant construction and remodel activity during fiscal 2019. Net cash flows used in investing activities for fiscal 2018 also reflect net cash used in the acquisition of 11 Cheddar's Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $194.7 million for the first six months of fiscal 2019, compared to $185.5 million for the first six months of fiscal 2018. Net cash flows used in financing activities for the first six months of fiscal 2019 included dividends paid of $186.0 million and share repurchases of $92.3 million partially offset by net proceeds from the issuance of short-term debt of $45.0 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first six months of fiscal 2018 included dividends paid of $157.0 million and share repurchases of $188.9 million partially offset by net proceeds from the issuance of short-term debt of $153.5 million and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.50 per share for the first six months of fiscal 2019, compared to $1.26 per share for the same period in fiscal 2018.
During the quarter and six months ended November 25, 2018, we repurchased 0.6 million and 0.9 million shares of our common stock, respectively, compared to 1.1 million and 2.3 million shares of our common stock, respectively, during the quarter and six months ended November 26, 2017. As of November 25, 2018, of the 192.3 million cumulative shares repurchased under current and previous authorizations, 179.6 million shares were retired and restored to authorized but unissued shares of common stock.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2018 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 25, 2018, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.14 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $561.2 million as of November 25, 2018, compared to $553.6 million as of May 27, 2018. The increase was primarily due to the increase in prepaid expenses and other current assets.
Our current liabilities totaled $1.39 billion as of November 25, 2018, compared to $1.38 billion as of May 27, 2018. The increase was primarily related to an increase in short-term debt to support overall short-term cash needs, partially offset by a decrease in accrued payroll related to the payment of annual incentive compensation.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 25, 2018, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $39.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $100.3 million. The fair value of our long-term fixed-rate debt outstanding as of November 25, 2018, averaged $914.9 million, with a high of $939.6 million and a low of $887.9 million during the first six months of fiscal 2019. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 25, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 25, 2018.
During the fiscal quarter ended November 25, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 25, 2018.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 27, 2018 through September 30, 2018	130,127	$112.89	130,127	$465.7
October 1, 2018 through October 28, 2018	314,715	$107.02	314,715	$432.0
October 29, 2018 through November 25, 2018	113,871	$110.99	113,871	$419.4
Total	558,713	$109.20	558,713	$419.4

(1)
All of the shares purchased during the quarter ended November 25, 2018 were purchased as part of our repurchase program. On June 20, 2018, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 21, 2018, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	January 2, 2019	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)