Form 10-Q
period 2019-02-24
DARDEN RESTAURANTS INC
filed 2019-04-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2019: 122,975,802 (excluding 1,263,682 shares held in our treasury).

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Sales	$2,246.5	$2,128.4	$6,281.3	$5,946.0
Costs and expenses:
Food and beverage	638.0	603.3	1,784.6	1,701.4
Restaurant labor	711.4	683.0	2,053.1	1,929.6
Restaurant expenses	379.5	360.8	1,098.4	1,055.2
Marketing expenses	62.4	58.9	186.9	183.0
General and administrative expenses	102.8	110.1	302.4	307.0
Depreciation and amortization	85.3	79.2	248.8	234.1
Impairments and disposal of assets, net	1.6	(0.3)	4.4	(1.1)
Total operating costs and expenses	$1,981.0	$1,895.0	$5,678.6	$5,409.2
Operating income	265.5	233.4	602.7	536.8
Interest, net	12.4	117.4	38.3	147.9
Earnings before income taxes	253.1	116.0	564.4	388.9
Income tax expense (benefit)	28.0	(102.5)	54.5	(39.5)
Earnings from continuing operations	$225.1	$218.5	$509.9	$428.4
Losses from discontinued operations, net of tax benefit of $0.8, $0.5, $1.3 and $4.0, respectively	(1.5)	(0.7)	(4.5)	(6.9)
Net earnings	$223.6	$217.8	$505.4	$421.5
Basic net earnings per share:
Earnings from continuing operations	$1.83	$1.77	$4.12	$3.45
Losses from discontinued operations	(0.02)	(0.01)	(0.03)	(0.06)
Net earnings	$1.81	$1.76	$4.09	$3.39
Diluted net earnings per share:
Earnings from continuing operations	$1.80	$1.74	$4.06	$3.40
Losses from discontinued operations	(0.01)	(0.01)	(0.04)	(0.06)
Net earnings	$1.79	$1.73	$4.02	$3.34
Average number of common shares outstanding:
Basic	123.3	123.6	123.7	124.2
Diluted	125.0	125.7	125.6	126.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Net earnings	$223.6	$217.8	$505.4	$421.5
Other comprehensive income (loss):
Foreign currency adjustment	(0.3)	(0.4)	0.3	(1.1)
Change in fair value of marketable securities, net of taxes of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.1), $0.0, $(0.1) and $0.0, respectively	(1.9)	3.6	4.4	(0.8)
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0, $(0.1), $0.0 and $(0.1), respectively, related to pension and other post-employment benefits	(0.1)	—	(0.5)	(0.1)
Reclassification of tax effect	—	(15.4)	—	(15.4)
Other comprehensive income (loss)	$(2.3)	$(12.2)	$4.2	$(17.5)
Total comprehensive income	$221.3	$205.6	$509.6	$404.0
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 24, 2019	May 27, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302.9	$146.9
Receivables, net	73.9	83.7
Inventories	209.5	205.3
Prepaid income taxes	5.2	15.9
Prepaid expenses and other current assets	95.7	89.9
Assets held for sale	—	11.9
Total current assets	$687.2	$553.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,414.5 and $2,231.7, respectively	2,539.9	2,429.8
Goodwill	1,183.7	1,183.7
Trademarks	950.8	950.8
Other assets	336.2	351.7
Total assets	$5,697.8	$5,469.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303.2	$277.0
Accrued payroll	163.3	177.5
Accrued income taxes	7.3	—
Other accrued taxes	50.5	56.6
Unearned revenues	471.7	415.8
Other current liabilities	446.9	457.6
Total current liabilities	$1,442.9	$1,384.5
Long-term debt	927.4	926.5
Deferred income taxes	130.7	114.0
Deferred rent	346.5	318.0
Other liabilities	534.6	531.8
Total liabilities	$3,382.1	$3,274.8
Stockholders’ equity:
Common stock and surplus	$1,676.8	$1,631.9
Retained earnings	728.4	657.6
Treasury stock	(7.8)	(7.8)
Accumulated other comprehensive income (loss)	(81.0)	(85.2)
Unearned compensation	(0.7)	(1.7)
Total stockholders’ equity	$2,315.7	$2,194.8
Total liabilities and stockholders’ equity	$5,697.8	$5,469.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended February 24, 2019 and February 25, 2018
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3
Net earnings	—	223.6	—	—	—	223.6
Other comprehensive income (loss)	—	—	—	(2.3)	—	(2.3)
Dividends declared ($0.75 per share)	—	(93.6)	—	—	—	(93.6)
Stock option exercises (0.0 shares)	1.8	—	—	—	—	1.8
Stock-based compensation	7.2	—	—	—	—	7.2
Repurchases of common stock (0.7 shares)	(9.6)	(64.1)	—	—	—	(73.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.9	—	—	—	0.4	2.3
Other	—	—	—	—	0.1	$0.1
Balance at February 24, 2019	$1,676.8	$728.4	$(7.8)	$(81.0)	$(0.7)	$2,315.7

Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	505.4	—	—	—	505.4
Other comprehensive income (loss)	—	—	—	4.2	—	4.2
Dividends declared ($2.25 per share)	—	(280.2)	—	—	—	(280.2)
Stock option exercises (0.9 shares)	40.2	—	—	—	—	40.2
Stock-based compensation	20.0	—	—	—	—	20.0
Repurchases of common stock (1.6 shares)	(21.2)	(144.8)	—	—	—	(166.0)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.2	—	—	—	0.8	6.0
Other	0.7	(9.6)	—	—	0.2	(8.7)
Balance at February 24, 2019	$1,676.8	$728.4	$(7.8)	$(81.0)	$(0.7)	$2,315.7

Balance at November 26, 2017	$1,606.8	$447.3	$(7.8)	$(68.2)	$(2.0)	$1,976.1
Net earnings	—	217.8	—	—	—	217.8
Other comprehensive income (loss)	—	—	—	(12.2)	—	(12.2)
Dividends declared ($0.63 per share)	—	(77.9)	—	—	—	(77.9)
Stock option exercises (0.4 shares)	16.5	—	—	—	—	16.5
Stock-based compensation	6.1	—	—	—	—	6.1
Repurchases of common stock (0.2 shares)	(2.5)	(16.2)	—	—	—	(18.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.5	—	—	—	0.1	1.6
Other	—	15.4	—	—	0.2	$15.6
Balance at February 25, 2018	$1,628.4	$586.4	$(7.8)	$(80.4)	$(1.7)	$2,124.9

Balance at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	421.5	—	—	—	421.5
Other comprehensive income (loss)	—	—	—	(17.5)	—	(17.5)
Dividends declared ($1.89 per share)	—	(234.9)	—	—	—	(234.9)
Stock option exercises (0.8 shares)	31.1	—	—	—	—	31.1
Stock-based compensation	16.7	—	—	—	—	16.7
Repurchases of common stock (2.5 shares)	(31.9)	(175.7)	—	—	—	(207.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.3	—	—	—	0.1	4.4
Other	(6.4)	15.4	—	—	0.5	9.5
Balance at February 25, 2018	$1,628.4	$586.4	$(7.8)	$(80.4)	$(1.7)	$2,124.9
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 24, 2019	February 25, 2018
Cash flows—operating activities
Net earnings	$505.4	$421.5
Losses from discontinued operations, net of tax	4.5	6.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	248.8	234.1
Impairments and disposal of assets, net	4.4	(1.1)
Stock-based compensation expense	45.3	32.2
Change in current assets and liabilities	59.3	13.9
Contributions to pension and postretirement plans	(1.3)	(61.6)
Deferred income taxes	15.9	(29.0)
Change in deferred rent	26.5	27.8
Change in other assets and liabilities	5.7	11.0
Loss on extinguishment of debt	—	102.2
Other, net	5.5	(6.9)
Net cash provided by operating activities of continuing operations	$920.0	$751.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(346.9)	(294.9)
Proceeds from disposal of land, buildings and equipment	12.7	3.3
Cash used in business acquisitions, net of cash acquired	—	(40.4)
Purchases of capitalized software and other assets	(17.4)	(14.7)
Other, net	1.9	4.4
Net cash used in investing activities of continuing operations	$(349.7)	$(342.3)
Cash flows—financing activities
Proceeds from issuance of common stock	45.4	35.5
Dividends paid	(278.4)	(234.9)
Repurchases of common stock	(166.0)	(207.6)
Proceeds from issuance of short-term debt	137.5	812.2
Repayments of short-term debt	(137.5)	(761.6)
Repayments of long-term debt	—	(408.2)
Proceeds from issuance of long-term debt	—	300.0
Principal payments on capital and financing leases	(4.9)	(3.9)
Other, net	0.1	(11.5)
Net cash used in financing activities of continuing operations	$(403.8)	$(480.0)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(10.5)	(15.2)
Net cash provided by investing activities of discontinued operations	—	0.2
Net cash used in discontinued operations	$(10.5)	$(15.0)

Increase (decrease) in cash and cash equivalents	156.0	(86.3)
Cash and cash equivalents - beginning of period	146.9	233.1
Cash and cash equivalents - end of period	$302.9	$146.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 24, 2019	February 25, 2018
Cash flows from changes in current assets and liabilities
Receivables, net	16.5	25.8
Inventories	(4.2)	(29.1)
Prepaid expenses and other current assets	(5.8)	(12.9)
Accounts payable	26.3	28.9
Accrued payroll	(14.2)	5.7
Prepaid/accrued income taxes	17.9	(56.8)
Other accrued taxes	(6.1)	(1.9)
Unearned revenues	54.6	74.0
Other current liabilities	(25.7)	(19.8)
Change in current assets and liabilities	$59.3	$13.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Bahama Breeze®, Seasons 52®, and Eddie V’s Prime Seafood®. As of February 24, 2019, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 37 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America and the Middle East.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption. Discounts for gift cards sold by third parties are recorded to unearned revenues and are recognized over a period that approximates redemption patterns.
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	February 24, 2019
Unearned revenues
Deferred gift card revenue	$501.8
Deferred gift card discounts	(31.6)
Other	1.5
Total	$471.7

Other liabilities
Deferred franchise fees - non-current	$2.9
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended	Nine Months Ended
(in millions)	February 24, 2019	February 24, 2019
Beginning balance	$411.6	$443.1
Activations	363.5	615.1
Redemptions and breakage	(273.3)	(556.4)
Ending balance	$501.8	$501.8

Note 3.Discontinued Operations and Assets Held for Sale

Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Costs and expenses:
Restaurant and marketing expenses	$0.9	$(0.1)	$3.2	$(0.4)
Other income and expenses	1.4	1.3	2.6	11.3
Losses before income taxes	(2.3)	(1.2)	(5.8)	(10.9)
Income tax benefit	(0.8)	(0.5)	(1.3)	(4.0)
Losses from discontinued operations, net of tax	$(1.5)	$(0.7)	$(4.5)	$(6.9)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheet as of May 27, 2018, primarily related to excess land parcels adjacent to our corporate headquarters with a carrying amount of $11.9 million and were sold in the third quarter of fiscal 2019. See Note 8.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018
Interest paid, net of amounts capitalized (1)	$37.1	$142.2
Income taxes paid, net of refunds	15.0	40.3

(1)	Interest paid for the nine months ended February 25, 2018 includes approximately $97.3 million of payments associated with the retirement of long-term debt.

Non-cash investing activities are as follows:	Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018
Increase in land, buildings and equipment through accrued purchases	$37.5	$35.7

Note 5.Income Taxes
The effective income tax rate for continuing operations for the quarter ended February 24, 2019 was 11.1 percent expense compared to an effective income tax rate of 88.4 percent benefit for the quarter ended February 25, 2018. The effective income tax rate for continuing operations for the nine months ended February 24, 2019 was 9.7 percent expense compared to an effective income tax rate of 10.2 percent benefit for the nine months ended February 25, 2018. The increase in the effective income tax rate for the quarter and nine months ended February 24, 2019 was primarily due to the favorable impact in fiscal 2018 of the Tax Cuts and Jobs Act (Tax Act), which included a $77.3 million one-time adjustment of our net deferred tax liabilities and a corresponding income tax benefit reflected in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018. We concluded our analysis of the accounting impact of the Tax Act pursuant to SEC Staff Accounting Bulletin 118 and recorded immaterial adjustments to the provisional amounts.
Included in our remaining balance of unrecognized tax benefits is $3.6 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Anti-dilutive stock-based compensation awards	0.4	0.4	0.3	0.2

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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 24, 2019
Sales	$1,130.2	$483.2	$174.5	$458.6	$—	$2,246.5
Restaurant and marketing expenses	883.2	386.8	130.2	391.1	—	1,791.3
Segment profit	$247.0	$96.4	$44.3	$67.5	$—	$455.2

Depreciation and amortization	$35.5	$17.2	$8.5	$24.1	$—	$85.3
Impairments and disposal of assets, net	2.2	—	—	—	(0.6)	1.6

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 24, 2019
Sales	$3,180.3	$1,326.2	$451.2	$1,323.6	$—	$6,281.3
Restaurant and marketing expenses	2,530.6	1,093.7	356.7	1,142.0	—	5,123.0
Segment profit	$649.7	$232.5	$94.5	$181.6	$—	$1,158.3

Depreciation and amortization	$103.8	$50.6	$24.9	$69.5	$—	$248.8
Impairments and disposal of assets, net	4.6	0.3	—	—	(0.5)	4.4
Purchases of land, buildings and equipment	146.1	50.5	31.2	116.3	2.8	346.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 25, 2018
Sales	$1,073.2	$452.8	$164.4	$438.0	$—	$2,128.4
Restaurant and marketing expenses	846.5	362.9	124.1	372.5	—	1,706.0
Segment profit	$226.7	$89.9	$40.3	$65.5	$—	$422.4

Depreciation and amortization	$33.7	$16.5	$7.9	$21.1	$—	$79.2
Impairments and disposal of assets, net	0.1	(0.3)	—	—	(0.1)	(0.3)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 25, 2018
Sales	$3,014.6	$1,245.0	$427.1	$1,259.3	$—	$5,946.0
Restaurant and marketing expenses	2,421.2	1,031.0	340.5	1,076.5	—	4,869.2
Segment profit	$593.4	$214.0	$86.6	$182.8	$—	$1,076.8

Depreciation and amortization	$99.2	$49.3	$23.5	$62.1	$—	$234.1
Impairments and disposal of assets, net	0.1	(0.3)	—	—	(0.9)	(1.1)
Purchases of land, buildings and equipment	125.8	55.6	21.6	87.7	4.2	294.9
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Segment profit	$455.2	$422.4	$1,158.3	$1,076.8
Less general and administrative expenses	(102.8)	(110.1)	(302.4)	(307.0)
Less depreciation and amortization	(85.3)	(79.2)	(248.8)	(234.1)
Less impairments and disposal of assets, net	(1.6)	0.3	(4.4)	1.1
Less interest, net	(12.4)	(117.4)	(38.3)	(147.9)
Earnings before income taxes	$253.1	$116.0	$564.4	$388.9
Note 8.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Restaurant impairments	$2.1	$—	$4.8	$—
Disposal gains	(0.7)	(0.3)	(0.6)	(1.1)
Other	0.2	—	0.2	—
Impairments and disposal of assets, net	$1.6	$(0.3)	$4.4	$(1.1)
Restaurant impairments for the quarter and nine months ended February 24, 2019 were primarily related to underperforming restaurants. Disposal gains were primarily related to the sale of excess land parcels.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 24, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 25, 2018	$(1.0)	$—	$9.7	$(87.4)	$(78.7)
Gain (loss)	(0.3)	—	(1.5)	—	(1.8)
Reclassification realized in net earnings	—	—	(0.4)	(0.1)	(0.5)
Balance at February 24, 2019	$(1.3)	$—	$7.8	$(87.5)	$(81.0)

Balances at May 27, 2018	$(1.6)	$—	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.3	—	9.9	—	10.2
Reclassification realized in net earnings	—	—	(5.5)	(0.5)	(6.0)
Balance at February 24, 2019	$(1.3)	$—	$7.8	$(87.5)	$(81.0)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 25, 2018 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 26, 2017	$(1.4)	$—	$3.8	$(70.6)	$(68.2)
Gain (loss)	(0.4)	—	3.7	—	3.3
Reclassification realized in net earnings	—	—	(0.1)	—	(0.1)
Reclassification of tax effect (1)	—	—	(0.2)	(15.2)	(15.4)
Balance at February 25, 2018	$(1.8)	$—	$7.2	$(85.8)	$(80.4)

Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(1.1)	—	(0.9)	—	(2.0)
Reclassification realized in net earnings	—	(0.1)	0.1	(0.1)	(0.1)
Reclassification of tax effect (1)	—	—	(0.2)	(15.2)	(15.4)
Balance at February 25, 2018	$(1.8)	$—	$7.2	$(85.8)	$(80.4)

(1)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the fiscal 2018 adoption of ASU 2018-02.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Derivatives
Commodity contracts	(1)	$0.5	$0.2	$0.9	$0.2
Equity contracts	(2)	—	—	4.9	(0.2)
Interest rate contracts	(3)	—	(0.1)	(0.1)	(0.1)
Total before tax		$0.5	$0.1	$5.7	$(0.1)
Tax (expense) benefit		(0.1)	—	(0.2)	—
Net of tax		$0.4	$0.1	$5.5	$(0.1)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.6)	$(0.7)	$(1.9)	$(2.1)
Recognized net actuarial gain - other plans	(5)	0.7	0.8	2.4	2.3
Total before tax		$0.1	$0.1	$0.5	$0.2
Tax (expense) benefit		—	(0.1)	—	(0.1)
Net of tax		$0.1	$—	$0.5	$0.1

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 12 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 12 for additional details.

(3)	Included in interest, net, on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 10 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 10. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Interest cost	$2.4	$2.1	$7.0	$6.4
Expected return on plan assets	(2.8)	(3.0)	(8.4)	(9.0)
Recognized net actuarial loss	0.6	0.7	1.9	2.1
Net periodic benefit (credit) cost	$0.2	$(0.2)	$0.5	$(0.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Service cost	$—	$—	$—	$0.1
Interest cost	0.2	0.2	0.6	0.5
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(3.6)	(3.6)
Recognized net actuarial loss	0.4	0.4	1.2	1.3
Net periodic benefit (credit) cost	$(0.6)	$(0.6)	$(1.8)	$(1.7)
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

	Stock Options Granted
	Nine Months Ended
	February 24, 2019	February 25, 2018
Weighted-average fair value	$18.78	$14.63
Dividend yield	3.2%	3.0%
Expected volatility of stock	22.6%	23.5%
Risk-free interest rate	2.9%	2.0%
Expected option life (in years)	6.4	6.4
Weighted-average exercise price per share	$107.05	$85.83
The following table presents a summary of our stock-based compensation activity for the nine months ended February 24, 2019:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Darden Stock Units	Equity-Settled Performance Stock Units
Outstanding beginning of period	3.53	0.24	1.39	0.55
Awards granted	0.37	0.09	0.23	0.21
Awards exercised/vested	(0.95)	(0.04)	(0.33)	(0.11)
Awards forfeited	(0.04)	—	(0.04)	(0.04)
Outstanding end of period	2.91	0.29	1.25	0.61

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Stock options	$1.2	$1.3	$3.7	$3.7
Restricted stock/restricted stock units	1.7	1.1	4.7	2.9
Darden stock units	6.5	8.0	25.3	15.5
Equity-settled performance stock units	3.5	3.1	9.5	8.2
Employee stock purchase plan	0.4	0.3	1.1	0.9
Director compensation program/other	0.4	0.3	1.0	1.0
Total stock-based compensation expense	$13.7	$14.1	$45.3	$32.2
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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 24, 2019, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through August 2019.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 24, 2019			February 24, 2019	May 27, 2018	February 24, 2019	May 27, 2018
Equity forwards:
Designated	0.4	$89.56	$34.2	$—	$0.2	$0.2	$—
Not designated	0.6	$75.79	$43.4	—	0.4	0.2	—
Total equity forwards				$—	$0.6	$0.4	$—
Commodity contracts	N/A	N/A	$7.7	$—	$0.5	$—	$—
Total derivative contracts				$—	$1.1	$0.4	$—

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Equity (1)	$(1.4)	$3.5	$—	$—	$(0.2)	$—
Commodity (2)	(0.1)	0.2	0.5	0.2	—	—
Interest rate (3)	—	—	—	(0.1)	—	—
Total	$(1.5)	$3.7	$0.5	$0.1	$(0.2)	$—

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Equity (1)	$9.6	$(1.3)	$4.9	$(0.2)	$(0.5)	$0.1
Commodity (2)	0.4	0.5	0.9	0.2	—	—
Interest rate (3)	—	—	(0.1)	(0.1)	—	—
Total	$10.0	$(0.8)	$5.7	$(0.1)	$(0.5)	$0.1

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Restaurant labor expenses	$0.8	$3.3	$8.1	$2.7
General and administrative expenses	0.7	5.5	10.9	4.2
Total	$1.5	$8.8	$19.0	$6.9
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 24, 2019, we expect to reclassify $0.8 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 13. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 24, 2019 and May 27, 2018:

Items Measured at Fair Value at February 24, 2019
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(1)	$(0.4)	$—	$(0.4)	$—
Total		$(0.4)	$—	$(0.4)	$—

Items Measured at Fair Value at May 27, 2018
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(2)	$0.5	$—	$0.5	$—
Equity forwards	(1)	0.6	—	0.6	—
Total		$1.1	$—	$1.1	$—

(1)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

(2)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of February 24, 2019, was $927.4 million and $915.3 million, respectively. The carrying value and fair value of long-term debt as of May 27, 2018, was $926.5 million and $922.0 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of February 24, 2019, long-lived assets held and used with a carrying amount of $5.6 million related to three underperforming restaurants, were determined to have a fair value of $1.1 million resulting in an impairment of $4.5 million. As of May 27, 2018, long-lived assets held and used with a carrying amount of $3.7 million, primarily related to four underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $3.7 million.
Note 14. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 24, 2019 and May 27, 2018, we had $75.9 million and $96.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 24, 2019 and May 27, 2018, we had $20.9 million and $17.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of February 24, 2019 and May 27, 2018, we had $145.3 million and $154.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 24, 2019 and May 27, 2018, amounted to $118.5 million and $131.0 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2031.
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
Note 15. Subsequent Events
On March 20, 2019, the Board of Directors declared a cash dividend of $0.75 per share to be paid May 1, 2019 to all shareholders of record as of the close of business on April 10, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 24, 2019 and February 25, 2018.

	Three Months Ended			Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	% Chg	February 24, 2019	February 25, 2018	% Chg
Sales	$2,246.5	$2,128.4	5.5%	$6,281.3	$5,946.0	5.6%
Costs and expenses:
Food and beverage	638.0	603.3	5.8	1,784.6	1,701.4	4.9
Restaurant labor	711.4	683.0	4.2	2,053.1	1,929.6	6.4
Restaurant expenses	379.5	360.8	5.2	1,098.4	1,055.2	4.1
Marketing expenses	62.4	58.9	5.9	186.9	183.0	2.1
General and administrative expenses	102.8	110.1	(6.6)	302.4	307.0	(1.5)
Depreciation and amortization	85.3	79.2	7.7	248.8	234.1	6.3
Impairments and disposal of assets, net	1.6	(0.3)	NM	4.4	(1.1)	NM
Total costs and expenses	$1,981.0	$1,895.0	4.5	$5,678.6	$5,409.2	5.0
Operating income	265.5	233.4	13.8	602.7	536.8	12.3
Interest, net	12.4	117.4	(89.4)	38.3	147.9	(74.1)
Earnings before income taxes	253.1	116.0	NM	564.4	388.9	45.1
Income tax expense (benefit) (1)	28.0	(102.5)	NM	54.5	(39.5)	NM
Earnings from continuing operations	$225.1	$218.5	3.0	$509.9	$428.4	19.0
Losses from discontinued operations, net of tax	(1.5)	(0.7)	NM	(4.5)	(6.9)	NM
Net earnings	$223.6	$217.8	2.7%	$505.4	$421.5	19.9%
Diluted net earnings per share:
Earnings from continuing operations	$1.80	$1.74	3.4%	$4.06	$3.40	19.4%
Losses from discontinued operations	(0.01)	(0.01)	NM	(0.04)	(0.06)	NM
Net earnings	$1.79	$1.73	3.5%	$4.02	$3.34	20.4%

(1) Effective tax rate	11.1%	(88.4)%		9.7%	(10.2)%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2019, compared with the number open at the end of fiscal 2018 and the end of the third quarter of fiscal 2018.

	February 24, 2019	May 27, 2018	February 25, 2018
Olive Garden (1)	860	856	853
LongHorn Steakhouse	512	504	499
Cheddar’s Scratch Kitchen	159	156	154
Yard House	78	72	71
The Capital Grille (2)	58	58	57
Bahama Breeze	42	39	39
Seasons 52	43	42	41
Eddie V’s	20	19	19
Total	1,772	1,746	1,733

(1)	Includes six locations in Canada for all periods presented.

(2)	Includes one The Capital Burger restaurant for the periods ended February 24, 2019 and May 27, 2018.
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.25 billion and $6.28 billion for the third quarter and first nine months of fiscal 2019, compared to $2.13 billion and $5.95 billion for the third quarter and first nine months of fiscal 2018. The increases of 5.5 percent and 5.6 percent in sales for the third quarter and first nine months of fiscal 2019 were driven by combined Darden same-restaurant sales increases of 2.8 percent for both the third quarter and first nine months and revenue from the addition of 39 net new company-owned restaurants since the third quarter of fiscal 2018.
For the third quarter of fiscal 2019, our net earnings from continuing operations were $225.1 million compared to $218.5 million for the third quarter of fiscal 2018, and our diluted net earnings per share from continuing operations were $1.80 for the third quarter of fiscal 2019 compared to $1.74 for the third quarter of fiscal 2018. Our diluted per share results from continuing operations were positively impacted by the Tax Cuts and Jobs Act (Tax Act) by approximately $0.07 for the third quarter of fiscal 2019 due to the lower federal corporate tax rate of 21.0 percent as compared with the 29.4 percent blended federal corporate tax rate in effect in the third quarter of fiscal 2018. Our diluted per share results from continuing operations for the third quarter of fiscal 2018 were positively impacted by approximately $0.61 due to a net benefit from deferred tax revaluation resulting from the Tax Act. Our diluted per share results from continuing operations for the third quarter of fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.04 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
For the first nine months of fiscal 2019, our net earnings from continuing operations were $509.9 million compared to $428.4 million for the first nine months of fiscal 2018, and our diluted net earnings per share from continuing operations were $4.06 for the first nine months of fiscal 2019 compared to $3.40 for the first nine months of fiscal 2018. Our diluted per share results from continuing operations were positively impacted by the Tax Act by approximately $0.37 for the first nine months of fiscal 2019 due to the lower federal corporate tax rate of 21.0 percent as compared with the 29.4 percent blended federal corporate tax rate in effect in the third quarter of fiscal 2018. Our diluted per share results from continuing operations for the first nine months of fiscal 2018 were positively impacted by approximately $0.61 due to a net benefit from deferred tax revaluation resulting from the Tax Act. Our diluted per share results from continuing operations for the first nine months of fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.10 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
Outlook
We expect fiscal 2019 sales from continuing operations to increase approximately 5.5 percent driven by combined Darden same-restaurant sales growth of between 2.5 percent and 2.7 percent and approximately 45 to 50 new restaurants. In fiscal 2019, we expect our annual effective tax rate to be approximately 10.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $425.0 million and $475.0 million.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 24, 2019	February 25, 2018	% Chg	SRS (1)	February 24, 2019	February 25, 2018	% Chg	SRS (1)
Olive Garden	$1,130.2	$1,073.2	5.3%	4.3%	$3,180.3	$3,014.6	5.5%	4.4%
LongHorn Steakhouse	$483.2	$452.8	6.7%	3.8%	$1,326.2	$1,245.0	6.5%	3.3%
Cheddar’s Scratch Kitchen	$166.8	$165.1	1.0%	(2.7)%	$488.6	$478.4	2.1%	(3.5)%
Yard House	$154.8	$145.1	6.7%	(2.1)%	$447.3	$420.0	6.5%	(1.0)%
The Capital Grille	$134.3	$128.1	4.8%	4.3%	$344.9	$328.0	5.2%	4.0%
Bahama Breeze	$57.5	$56.5	1.8%	(3.7)%	$176.2	$170.3	3.5%	(0.8)%
Seasons 52	$70.6	$69.1	2.2%	(1.3)%	$186.6	$184.1	1.4%	(1.3)%
Eddie V’s	$40.2	$36.3	10.7%	3.7%	$106.3	$99.1	7.3%	2.7%

(1)
Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months, including recently acquired restaurants, absent consideration of when the restaurants were acquired.

Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2019 were primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2019 resulted from a 4.2 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2019 resulted from a 4.1 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2019 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2019 resulted from a 3.3 percent increase in average check combined with a 0.5 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2019 resulted from a 3.3 percent increase in average check.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Bahama Breeze, Seasons 52 and Eddie V’s generated sales for the third quarter and first nine months of fiscal 2019, which were approximately 4.0 percent and 4.2 percent above last fiscal year’s third quarter and first nine months, respectively. The sales increases for the third quarter and first nine months of fiscal 2019 were primarily driven by the incremental sales from new Yard House, The Capital Grille and Cheddar’s Scratch Kitchen restaurants. Sales growth for the third quarter and first nine months of fiscal 2019 also reflected same-restaurant sales increases at The Capital Grille and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze and Seasons 52.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 24, 2019 and February 25, 2018.

	Three Months Ended		Nine Months Ended
	February 24, 2019	February 25, 2018	February 24, 2019	February 25, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.4	28.3	28.4	28.6
Restaurant labor	31.7	32.1	32.7	32.5
Restaurant expenses	16.9	17.0	17.5	17.7
Marketing expenses	2.8	2.8	3.0	3.1
General and administrative expenses	4.6	5.2	4.8	5.2
Depreciation and amortization	3.8	3.7	4.0	3.9
Impairments and disposal of assets, net	0.1	—	0.1	—
Total operating costs and expenses	88.2%	89.0%	90.4%	91.0%
Operating income	11.8	11.0	9.6	9.0
Interest, net	0.6	5.5	0.6	2.5
Earnings before income taxes	11.3	5.5	9.0	6.5
Income tax expense (benefit)	1.2	(4.8)	0.9	(0.7)
Earnings from continuing operations	10.0	10.3	8.1	7.2
Quarter Ended February 24, 2019 Compared to Quarter Ended February 25, 2018

•
Food and beverage costs increased as a percent of sales due to a 0.8% impact from unfavorable menu mix and inflation, partially offset by a 0.5% impact from pricing and a 0.2% impact related to cost savings initiatives.

•
Restaurant labor costs decreased as a percent of sales primarily due to a 0.7% impact from sales leverage and improved productivity and a 0.6% impact from pricing leverage, partially offset by a 1.2% impact from inflation.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales primarily due to a 0.5% impact from sales leverage, partially offset by a 0.3% impact from inflation.

•
General and administrative expenses decreased as a percent of sales primarily driven by a 0.3% impact due to expenses incurred in fiscal 2018 related the integration of Cheddar’s Scratch Kitchen and a 0.3% impact related to sales leverage.

Nine Months Ended February 24, 2019 Compared to Nine Months Ended February 25, 2018

•
Food and beverage costs decreased as a percent of sales due to a 0.5% impact from pricing and a 0.3% impact related to cost savings initiatives, partially offset by a 0.6% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation and a 0.3% impact related to workforce reinvestment costs, partially offset by a 0.6% impact from pricing leverage and a 0.6% impact from sales leverage and improved productivity.

•
Restaurant expenses (which include rent, utilities, repairs and maintenance, credit card, property tax, workers’ compensation, new restaurant pre-opening and other restaurant-level operating expenses) decreased as a percent of sales primarily due to a 0.6% impact from sales leverage, partially offset by a 0.3% impact from inflation.

•
General and administrative expenses decreased as a percent of sales primarily driven by a 0.5% impact due to expenses incurred in fiscal 2018 related an unfavorable legal outcome and the integration of Cheddar’s Scratch Kitchen and a 0.3% impact related to sales leverage.

INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the third quarter and first nine months of fiscal 2019 primarily due to costs incurred in the third quarter of fiscal 2018 of $102.2 million associated with the retirement of $310.9 million aggregate principal of long-term debt.

INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended February 24, 2019 was 11.1 percent expense compared to an effective income tax rate of 88.4 percent benefit for the quarter ended February 25, 2018. The effective income tax rate for continuing operations for the nine months ended February 24, 2019 was 9.7 percent expense compared to an effective income tax rate of 10.2 percent benefit for the nine months ended February 25, 2018. The increase in the effective income tax rate for the quarter and nine months ended February 24, 2019 was primarily due to the favorable impact in fiscal 2018 of the Tax Act, which included a $77.3 million one-time adjustment of our net deferred tax liabilities and a corresponding income tax benefit reflected in our consolidated statements of earnings for the quarter and nine months ended February 25, 2018. We concluded our analysis of the accounting impact of the Tax Act pursuant to SEC Staff Accounting Bulletin 118 and recorded immaterial adjustments to the provisional amounts.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the third quarter and first nine months of fiscal 2019 were $1.5 million ($0.01 per diluted share) and $4.5 million ($0.04 per diluted share) compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2018 of $0.7 million ($0.01 per diluted share) and $6.9 million ($0.06 per diluted share).
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

	Three Months Ended				Nine Months Ended
Segment	February 24, 2019	February 25, 2018	Change		February 24, 2019	February 25, 2018	Change
Olive Garden	21.9%	21.1%	80	BP	20.4%	19.7%	70	BP
LongHorn Steakhouse	20.0%	19.9%	10	BP	17.5%	17.2%	30	BP
Fine Dining	25.4%	24.5%	90	BP	20.9%	20.3%	60	BP
Other Business	14.7%	15.0%	(30)	BP	13.7%	14.5%	(80)	BP
The increases in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for the third quarter and first nine months of fiscal 2019 were driven primarily by leveraging positive same-restaurant sales. The decreases in Other Business’ segment profit margin for the third quarter and first nine months of fiscal 2019 were primarily driven by margin impact from negative same-restaurant sales, and workforce investments. Other Business’ segment profit margin was also negatively impacted by the adoption of new revenue recognition guidance which requires franchisee purchases of our inventory through our distribution network to be recognized as revenue with a corresponding increase to food and beverage expense.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 24, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of February 24, 2019, we had no outstanding balances under the Revolving Credit Agreement.
As of February 24, 2019, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 24, 2019, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $920.0 million for the first nine months of fiscal 2019, from $751.0 million for the first nine months of fiscal 2018. The increase was primarily due to higher fiscal 2019 net earnings and voluntary pension plan funding contributions of $60.4 million in fiscal 2018.
Net cash flows used in investing activities of continuing operations were $349.7 million for the first nine months of fiscal 2019, compared to $342.3 million for the first nine months of fiscal 2018. Capital expenditures increased to $346.9 million for the first nine months of fiscal 2019 from $294.9 million for the first nine months of fiscal 2018 reflecting an increase in new restaurant construction and remodel activity during fiscal 2019. Net cash flows used in investing activities for fiscal 2018 also reflect net cash used in the acquisition of 11 Cheddar's Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $403.8 million for the first nine months of fiscal 2019, compared to $480.0 million for the first nine months of fiscal 2018. Net cash flows used in financing activities for the first nine months of fiscal 2019 included dividends paid of $278.4 million and share repurchases of $166.0 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first nine months of fiscal 2018 reflected long-term debt repayments of $408.2 million, dividends paid of $234.9 million and share repurchases of $207.6 million partially offset by proceeds from the issuance of long-term debt of $300.0 million, net proceeds from the issuance of short-term debt of $50.6 million and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $2.25 per share for the first nine months of fiscal 2019, compared to $1.89 per share for the same period in fiscal 2018.
During the quarter and nine months ended February 24, 2019, we repurchased 0.7 million and 1.6 million shares of our common stock, respectively, compared to 0.2 million and 2.5 million shares of our common stock, respectively, during the quarter and nine months ended February 25, 2018. As of February 24, 2019, of the 193.0 million cumulative shares repurchased under current and previous authorizations, 180.4 million shares were retired and restored to authorized but unissued shares of common stock.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2018 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of February 24, 2019, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.22 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $687.2 million as of February 24, 2019, compared to $553.6 million as of May 27, 2018. The increase was primarily due to an increase in cash and cash equivalents driven by cash from operations.
Our current liabilities totaled $1.44 billion as of February 24, 2019, compared to $1.38 billion as of May 27, 2018. The increase was primarily related to an increase in unearned revenues associated with gift card sales in excess of redemptions.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 24, 2019, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $39.1 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $98.0 million. The fair value of our long-term fixed-rate debt outstanding as of February 24, 2019, averaged $912.0 million, with a high of $939.6 million and a low of $887.9 million during the first nine months of fiscal 2019. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 24, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2019.
During the fiscal quarter ended February 24, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 24, 2019.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 26, 2018 through December 30, 2018	480,390	$102.30	480,390	$370.3
December 31, 2018 through January 27, 2019	101,689	$100.13	101,689	$360.1
January 28, 2019 through February 24, 2019	131,981	$109.13	131,981	$345.7
Total	714,060	$103.25	714,060	$345.7

(1)
All of the shares purchased during the quarter ended February 24, 2019 were purchased as part of our repurchase program. On June 20, 2018, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 21, 2018, does not have an expiration and replaces the previously existing share repurchase authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	April 2, 2019	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)