Form 10-K
period 2019-05-26
DARDEN RESTAURANTS INC
filed 2019-07-19
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 1-13666
DARDEN RESTAURANTS, INC.
(Exact name of Registrant as specified in its charter)

Florida			59-3305930
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

1000 Darden Center Drive,	Orlando,	Florida	32837
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (407) 245-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	DRI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $111.57 per share as reported on the New York Stock Exchange on November 23, 2018, was approximately: $13,781,073,000.
Number of shares of Common Stock outstanding as of May 26, 2019: 123,080,471.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 18, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after May 26, 2019, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 26, 2019

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales, total sales growth, our effective tax rate and capital expenditures in fiscal 2020, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 26, 2019, we owned and operated 1,785 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. We served nearly 395 million meals in fiscal 2019. As of May 26, 2019, we also had 70 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 26, 2019:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (2)	Seasons 52	Bahama Breeze	Eddie V’s	Total
Owned and operated:
United States (1)	860	514	161	79	58	44	42	21	1,779
Canada	6	—	—	—	—	—	—	—	6
Total	866	514	161	79	58	44	42	21	1,785
Franchised:
United States (3)	6	16	14	—	—	—	1	—	37
Middle East	4	1	—	—	—	—	—	—	5
Latin America	25	1	—	—	2	—	—	—	28
Total	35	18	14	—	2	—	1	—	70

(1)	Includes three restaurants that are owned jointly by us and third parties, and managed by us.

(2)	Includes one company-owned The Capital Burger restaurant.

(3)	Includes Puerto Rico and Guam.

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

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2019 ended May 26, 2019 and consisted of 52 weeks, fiscal 2018 ended May 27, 2018 and consisted of 52 weeks, and fiscal 2017 ended May 28, 2017 and consisted of 52 weeks.
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
Most dinner menu entrée prices range from $9.00 to $19.00, and most lunch menu entrée prices range from $7.00 to $12.50. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2019, the average check per person (defined as total sales divided by number of entrées sold) was approximately $19.00, with alcoholic beverages accounting for 6.6 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $12.00 to $29.00, and most lunch menu entrée prices range from $8.00 to $16.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2019, the average check per person was approximately $22.00, with alcoholic beverages accounting for 9.5 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Cheddar’s Scratch Kitchen

Cheddar’s Scratch Kitchen is a full-service restaurant operating in Texas and throughout the southern, midwestern and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites cooked from scratch. Cheddar’s Scratch Kitchen opened its first restaurant in 1979 and we acquired Cheddar’s Scratch Kitchen in April 2017.

Most lunch and dinner menu entrée prices range from $6.29 to $17.79. During fiscal 2019, the average check per person was approximately $14.00, with alcoholic beverages accounting for 9.0 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $9.00 to $36.00. During fiscal 2019, the average check per person was approximately $32.00, with alcoholic beverages accounting for 36.1 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

The Capital Grille
The Capital Grille is a fine dining restaurant with locations in major metropolitan cities in the United States featuring relaxed elegance and style. The Capital Grille opened its first restaurant in 1990 and we acquired The Capital Grille in October 2007 as part of the RARE acquisition. Nationally acclaimed for dry aging steaks on the premises, the restaurants feature an award-winning wine list offering over 350 selections, personalized service, a comfortable club-like atmosphere, and premiere private dining rooms.
Most dinner menu entrée prices range from $31.00 to $95.00 and most lunch menu entrée prices range from $16.00 to $48.00. During fiscal 2019, the average check per person was approximately $83.00, with alcoholic beverages accounting for 29.2 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu. The menu includes an international collection of wines, featuring 52 wines available by the glass, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices range from $15.00 to $33.00, and most lunch entrée prices range from $10.50 to $33.00. During fiscal 2019, the average check per person was approximately $44.50, with alcoholic beverages accounting for 24.8 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
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
Most lunch and dinner menu entrée prices range from $8.00 to $24.50. During fiscal 2019, the average check per person was approximately $30.50, with alcoholic beverages accounting for 23.9 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Eddie V’s
Eddie V’s is a fine dining restaurant with locations in major metropolitan cities in the United States, with a sophisticated and contemporary ambiance, featuring live nightly music in the V Lounge. The menu is inspired by the great classic restaurants of New Orleans, San Francisco and Boston, with an emphasis on prime seafood creations, USDA prime beef and chops, and fresh oyster bar selections. The atmosphere provides a comfortable dining experience reminiscent of a modern day Gatsby “where your pleasure is our sole intention.” Eddie V’s opened its first restaurant in 2000 and we acquired Eddie V’s in November 2011.

Most dinner menu entrée prices range from $27.00 to $97.00. During fiscal 2019, the average check per person was approximately $101.00, with alcoholic beverages accounting for 32.2 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

The following table shows our growth and lists the number of restaurants owned and operated by each of our brands as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (3)	Seasons 52	Bahama Breeze	Eddie V’s	Total Restaurants (1)(2)	Total Sales (in millions)
2000	469						11		480	$1,615.7
2001	477						16		493	$1,780.0
2002	496						22		518	$1,966.1
2003	524					1	25		550	$2,097.5
2004	543					1	23		567	$2,359.3
2005	563					3	23		589	$2,542.4
2006	582					5	23		610	$2,775.8
2007	614					7	23		644	$2,965.2
2008	653	305			32	7	23		1,020	$3,997.5
2009	691	321			37	8	24		1,081	$4,593.1
2010	723	331			40	11	25		1,130	$4,626.8
2011	754	354			44	17	26		1,196	$4,980.3
2012	792	386			46	23	30	11	1,289	$5,327.1
2013	828	430		44	49	31	33	12	1,431	$5,921.0
2014	837	464		52	54	38	37	15	1,501	$6,285.6
2015	846	480		59	54	43	36	16	1,534	$6,764.0
2016	843	481		65	54	40	37	16	1,536	$6,933.5
2017	846	490	140	67	56	41	37	18	1,695	$7,170.2
2018	856	504	156	72	58	42	39	19	1,746	$8,080.1
2019	866	514	161	79	58	44	42	21	1,785	$8,510.4

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

(3)	Includes one The Capital Burger restaurant beginning in fiscal 2018.

Strategy
We believe that capable operators of strong multi-unit brands have the opportunity to increase their share of the restaurant industry’s full-service segment. Generally, the restaurant industry is considered to be comprised of three segments: quick service, fast casual, and full-service. All of our restaurants fall within the full-service segment, which is highly fragmented and includes many independent operators and small chains. We believe we have strong brands, and that the breadth and depth of our experience and expertise sets us apart in the full-service restaurant industry. This collective capability is the product of investments over many years in areas that are critical to success in our business, including restaurant operations excellence, brand management excellence, supply chain, talent management and information technology, among other things.
During fiscal 2019, our operating philosophy remained focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, brands can capitalize on data insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2019, we added 39 net new company-owned restaurants in the United States. Our fiscal 2019 actual restaurant openings and closings, fiscal 2020 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below:

	Actual - Fiscal 2019		Projected - Fiscal 2020	Pro-Forma New Restaurants
	Restaurant Openings	Restaurant Closings	New Restaurant Openings	Capital Investment Range (2) (in millions)			Square Feet (3)	Dining Seats (4)
Olive Garden	14	4	15 - 18	$3.5	-	$4.5	7,700	250
LongHorn Steakhouse	13	3	13 - 15	$2.6	-	$3.6	5,660	190
Cheddar’s Scratch Kitchen	5	—	4 - 5	$3.0	-	$4.2	8,000	272
Yard House	7	—	4 - 5	$6.5	-	$8.0	11,000	360
The Capital Grille (1)	—	—	3 - 4	$6.0	-	$7.0	9,500	250
Seasons 52	2	—	0 - 1	$5.0	-	$6.0	9,000	250
Bahama Breeze	3	—	0 - 1	$5.0	-	$6.0	9,000	360
Eddie V’s	2	—	3 - 4	$7.5	-	$8.5	10,000	250
Totals	46	7	Approximately 50

(1)	Pro-forma new restaurant data excludes The Capital Burger.

(2)
Includes cash investments for building, equipment, furniture and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance and future lease obligations. Olive Garden, LongHorn Steakhouse and Cheddar’s Scratch Kitchen capital investments are based on costs associated with land-only leases; Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.

(3)	Includes all space under the roof, including the coolers and freezers.

(4)	Includes bar dining seats and patio seating, but excludes bar stools.

While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2020 will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.
We consider location to be a critical factor in determining a restaurant’s long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site’s visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes approximately 180 days on average after the site is acquired and permits are obtained.
We systematically review the performance of our restaurants to ensure that each one meets our standards. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement operational and marketing plans to improve that restaurant’s performance. If performance does not improve to acceptable levels, the restaurant is evaluated for relocation, closing or conversion to one of our other brands. Permanent closures are typically due to economic changes in trade areas, the expiration of lease agreements, or site concerns. Accordingly, we continue to evaluate our site locations in order to minimize the risk of future closures or asset impairment charges.
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

Each Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse restaurant is led by a managing partner. Each also has three to five additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 60 to 120 hourly team members, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately seven to ten restaurants. Each director of operations of Olive Garden and LongHorn Steakhouse reports to a Senior Vice President of Operations who is responsible for approximately one hundred restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.

Each Cheddar’s Scratch Kitchen restaurant is led by a managing partner.  Each also has two to six managers.  In addition, each restaurant typically employs between 75 to 175 hourly team members, most of whom work part-time.  The managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately five to ten restaurants. Each director of operations reports to a Senior Vice President of Operations who is responsible for approximately 80 restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
Each Yard House and Bahama Breeze restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V’s restaurant is led by a managing partner. Each also has two to eight managers. Each Yard House, The Capital Grille, Seasons 52 and Eddie V’s restaurant has one executive chef, and one to two sous chefs, and each Bahama Breeze restaurant has one to three culinary managers. In addition, each restaurant typically employs between 65 to 200 hourly team members, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to ten restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards.
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

We believe that our significant scale is a competitive advantage and our purchasing team leverages this purchasing capability. Our purchasing staff travels routinely within the United States and internationally to source top-quality food products at competitive prices. We believe that we have established excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or middlemen). We actively support several national minority supplier organizations to ensure that we incorporate women- and minority-owned businesses in our purchasing decisions.
We have entered into long-term agreements with multiple third party national distribution companies to deliver food and supplies to our restaurants. Under these arrangements we maintain ownership of the food and supplies inventory through our subsidiary Darden Direct Distribution, Inc. (Darden Direct). This inventory is stored in distribution company warehouses that are wholly or primarily dedicated to Darden where practical to do so. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
We continue to drive automation of our supply chain by collaborating with our suppliers, logistics partners and distributors to improve optimization with information visibility and other technological advances. These and other terms of Darden Direct’s long-term supply agreements further enable our purchasing staff to integrate demand forecasts into our purchasing operations, driving efficiencies in our operations.
Advertising and Marketing
Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national network television advertising, supplemented with cable, local television and digital advertising. LongHorn Steakhouse uses local television and digital advertising to build engagement and loyalty by market. Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s do not use television advertising, but rely on local and digital marketing. Our restaurants appeal to a broad spectrum of consumers and we use advertising to build awareness and strengthen our brands’ relevance. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as increase frequency of visitation by our guests. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Instagram®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and expectations.
In fiscal 2019, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society.  We also continued making improvements to our online and mobile ordering system for Olive Garden and LongHorn Steakhouse.  In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands.  This enables us to tailor messaging and offerings depending on guest visit history, preferences and brand loyalty.
Employees
At the end of fiscal 2019, we employed approximately 185,000 people (team members) in the United States and Canada. Of these team members, approximately 170,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida. Our executives have an average of 15 years of experience with us. The restaurant general managers and managing partners average 13 years with us. We believe that we provide working conditions and compensation that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our employee relations to be good.
As a full-service restaurant company, food is always top of mind, but our team members make the difference: they are at the heart of everything we do. We believe the guest experience can never exceed the team member experience, so we hire the best and retain them by fostering an environment of respect, where diversity of thought and background is valued and everyone has the opportunity to develop and grow their careers. We offer our team members flexible work schedules and competitive wages and benefits.
Consistent with one of our core values of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 51 percent of our restaurant team members are minorities and 55 percent are female. Additionally, we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials.

During fiscal 2019, we received additional recognition for our employment practices, including: being included on Forbes’ 2019 List of the Best Employers for Diversity and LongHorn Steakhouse receiving the People Report’s 2019 Best Practices Award in recognition of having the best workplace culture in casual dining.
Consistent with our core values of respect and caring and teamwork, in fiscal 1999 we established a program called Darden Dimes to help fellow Darden team members in need.  Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raises and grants more than $1.5 million annually.
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
Information Technology and Cybersecurity
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy.  We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida.  Our data network sends and receives business data to and from the restaurants throughout the day and night, providing timely and extensive information on business activity in every location.  Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently.  Our information is processed in a secure environment to protect both our data and the physical computing assets.  We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup. We also conduct a third-party security review of our network and systems on a regular basis.  We use internally developed proprietary software, cloud-based software as a service (SaaS) as well as purchased software, with proven, non-proprietary hardware.
We maintain a robust system of data protection and cybersecurity resources, technology and processes. We remain constantly vigilant of new and emerging risks and ever-changing legal and compliance requirements and make strategic continued investment in those systems to keep Company, customer and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate those relationships if necessary. We provide annual security awareness training to our management and restaurant support center team members. We also provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.
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
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées, side dishes or meal preparation kits from the deli or prepared foods sections. In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives. We expect intense competition to continue in all of these areas.

Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology and Cybersecurity” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, The Capital Burger ®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 26, 2019, we operated 1,785 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 3 restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 26, 2019, franchisees operated 37 franchised restaurants in the United States and 33 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille and Bahama Breeze restaurants in the following regions:

•	United States,

•	Middle East (Kuwait, Saudi Arabia and the United Arab Emirates),

•	Mexico,

•	Central and South America (Brazil, El Salvador and Panama), and

•	Spain.
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

During fiscal 2019, 12.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain these licenses would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2019, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

We are subject to anti-corruption laws in the United States and in the international jurisdictions where we do business, including the Foreign Corrupt Practices Act. We are also subject to a variety of international laws relating to franchising and licensing of intellectual property in the various countries across the world where we are engaged in franchising our restaurant brands.

See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state and local regulation of our business, including in the areas of health care reform, data privacy and environmental matters.

Sustainability
Darden's commitment to sustainability is a key component of providing great service and food to our guests.  It is an element that separates us from our competitors and a contributor to our business success.  Our approach is both integrated and strategic and spans the enterprise from the food we source to the operation of our restaurants.
We aspire to run the most efficient restaurants in the United States. In 2009, we set energy and water conservation goals for our restaurants to reduce the use of each by 15 percent by 2015. When we retired those goals in 2015, we had significantly exceeded both, with a 22 percent reduction in water use per restaurant and a 17 percent reduction in energy. Darden has also established an aspirational goal to send zero waste to landfill over time. We have more than doubled our diversion rate over the past ten years to reach our current 32 percent diversion rate from landfills. We have accomplished this by first minimizing food loss, standardizing our food donation program across all of our restaurants, and maximizing cost-effective recycling options. As our portfolio has grown over time, we have done so sustainably. Since 2008, we have reduced our greenhouse gas emissions per restaurant by 19 percent, as measured in accordance with the Corporate Accounting and Reporting Standard of the Greenhouse Gas Protocol. (These historical restaurant sustainability metrics exclude Cheddar’s Scratch Kitchen due to our lack of sustainability data about that business prior to our acquisition of Cheddar’s Scratch Kitchen in April 2017.)

Greenhouse Gas (GHG) Emissions
	Fiscal Year Ended
(in metric tons CO2e)	May 27, 2018	May 28, 2017	May 29, 2016
Average Per Restaurant (1) (2)	511	520	519
Total - Scope 1 and 2 (2)	804,682	802,492	792,893

(1)	Per Restaurant Intensity Ratio includes only Scope 1 and 2 (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol)

(2)	Excludes Cheddar's Scratch Kitchen

We also focus on sustainability in today’s evolving food culture. We shared Darden’s Food Principles in 2016 to outline our commitment to guests in areas of sustainable sourcing, nutritional disclosure, food safety, and animal welfare. Darden’s Food Principles connect each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests. We have set commitments related to the following food attributes: animal welfare, chickens raised without medically-important antibiotics, cage-free eggs, gestation crate-free pork, and removal of partially-hydrogenated oils (PHOs). We are on track to meet our Food Principles commitments and we continue to monitor progress with our suppliers.

Building on our Food Principles, in fiscal 2019 Darden adopted an Animal Welfare Policy that encourages an outcomes-based approach to continue to ensure high level of care for farm animals in our supply chain. This was the result of a year-long effort that included extensive benchmarking and input from a variety of stakeholders, including animal welfare experts, industry partners and suppliers. Our approach, which is aligned with Darden’s business priorities and practical to leverage with our supply chain partners, will help to clearly prioritize areas and promote improved animal welfare outcomes in line with the best available science and production practices.
Conservation is a competitive advantage – it continues to lower our operating costs over time, insulate our supply chain, and help us attract and retain the most qualified employees – all increasing the success of our business.
More information about our sustainability strategy, our commitment to our guests on Food Principles and our progress to date is available at www.darden.com.

Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people.  That defines service for Darden.  The Darden Restaurants, Inc. Foundation (Foundation) works to bring to life this spirit of service through its philanthropic support of charitable organizations across the country as well as the volunteer involvement of our team members.  The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities in which our team members and guests live and work. In addition, team members at the Darden Restaurant Support Center are eligible for 16 hours per calendar year of paid time for approved community service activities during scheduled work hours.
In fiscal 2019, the Foundation awarded approximately $3.9 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way.  These organizations provide service to the public through hunger relief, community engagement, disaster preparedness and the promotion of career opportunities in the culinary industry.
The Foundation enhanced its partnership with Feeding America in fiscal 2019 with a $2.0 million grant to provide food to hungry families in the communities where we do business. The Foundation’s contribution will support food banks across the country and help provide meals for people facing hunger. This donation will mark a total of $7.8 million that the Foundation and Darden have contributed to the Feeding America network over the past nine years.
Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for getting fresh and healthy food to people who need it. Each day, across every one of our restaurants, we collect surplus, wholesome food that is not served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners. In fiscal 2019, Darden contributed approximately 7.5 million pounds of food, the equivalent of 6.2 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
The Foundation’s funding also helps support the National Restaurant Association Education Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s $250,000 annual contribution also supports the Opportunity Youth-Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.
We are a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2019, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants regularly donate meals to feed first responders and victims of natural disasters.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business is available on our website at www.darden.com.

Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.
Eugene I. (Gene) Lee, Jr., age 58, has been our President and CEO since 2015. Prior to that, Mr. Lee served as President and Interim CEO since October 2014, and as President and COO of the Company from September 2013 to October 2014. He served as President, Specialty Restaurant Group from our acquisition of RARE in 2007 to 2013. Prior to the acquisition, he served as RARE’s President and COO from 2001 to 2007. From 1999 until 2001, he served as RARE’s Executive Vice President and COO.
Matthew R. Broad, age 59, has been our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since 2015. Prior to joining Darden, he served as Executive Vice President, General Counsel and Chief Compliance Officer for OfficeMax, Incorporated from 2004 to 2013. Prior to that, he was Associate General Counsel with Boise Cascade Corporation from 1989 to 2004.
Todd A. Burrowes, age 56, has been our President, LongHorn Steakhouse since 2015. He rejoined the Company after serving as President, Ruby Tuesday Concept and Chief Operations Officer of Ruby Tuesday, Inc. from 2013 to 2015. Prior to that, he served as Executive Vice President of Operations for LongHorn Steakhouse from 2008 until 2013. He joined the Company in 2002 as Regional Manager of LongHorn Steakhouse before being promoted to Director of Management Training. In 2004, he was promoted to Regional Vice President of Operations for LongHorn Steakhouse.
Ricardo (Rick) Cardenas, age 51, has been our Senior Vice President, Chief Financial Officer since 2016. He was Senior Vice President, Chief Strategy Officer of the Company from 2015 to 2016, prior to which he served as Senior Vice President, Finance, Strategy and Technology from 2014 to 2015. He was Executive Vice President of Operations for LongHorn Steakhouse from 2013 to 2014 and Senior Vice President of Operations for LongHorn Steakhouse’s Philadelphia Division from 2012 to 2013. He served as Senior Vice President of Finance for Red Lobster, which the Company previously owned, from 2010 to 2012. Mr. Cardenas originally joined the Company in 1984 as an hourly employee and served in various positions of increasing responsibility, including Vice President of Finance for Olive Garden, prior to the positions described above.
Susan J. Connelly, age 48, has been our Senior Vice President, Chief Communications and Public Affairs Officer since 2019. She served as Senior Vice President, Communications and Corporate Affairs from 2015 to 2019. She joined the Company in 2007 as Director, State and Local Government Relations and was promoted to Vice President, Government Relations in 2014.
David C. George, age 63, has been our Executive Vice President and Chief Operating Officer since 2018, prior to which he was our President, Olive Garden and Executive Vice President, Darden Restaurants since 2016. He served as President, Olive Garden from 2013 through 2016 and he served as our President, LongHorn Steakhouse from 2007, when we acquired RARE, until 2013. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from 2003 until 2007. From 2001 until 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse and from 2000 until 2001 was RARE’s Vice President of Operations for The Capital Grille.
Daniel J. Kiernan, age 58, has been our President, Olive Garden since 2018, prior to which he was our Executive Vice President of Operations for Olive Garden since 2011. He began his career with Olive Garden in 1992 as a Manager in Training and has held a series of roles of increasing responsibility with Olive Garden, serving as a General Manager from 1993 to 1994, as Director of Operations from 1994 to 2002, as Senior Vice President of the Chicago Division from 2002 to 2008 and as Senior Vice President, Operations Excellence from 2008 to 2011.
Sarah H. King, age 48, was named our Senior Vice President, Chief Human Resources Officer in 2017. Prior to joining Darden, Sarah spent 19 years with Wyndham Worldwide Corporation in various human resources leadership positions worldwide.

Most recently, from 2010 through 2017, she served as Executive Vice President, Human Resources for Wyndham Vacation Ownership.
John W. Madonna, age 43, has been our Senior Vice President, Corporate Controller since 2016, prior to which he served as our Senior Vice President, Accounting since 2015. Prior to that, he was a Director in Corporate Reporting from 2010 through 2013 when he was promoted to Senior Director, Corporate Reporting and then to Vice President of Corporate Reporting in 2014. He joined the Company in 2005 as Manager, Corporate Reporting. He joined the LongHorn Steakhouse team in 2009 as Manager, Financial Planning & Analysis.
Douglas J. Milanes, age 55, has been our Senior Vice President, Chief Supply Chain Officer since 2015, prior to which he served as Senior Vice President, Purchasing since 2013. Prior to joining Darden, Doug served as Vice President, Global Procurement and Operations for Pfizer Inc. from 2008 to 2012 and as Chief Financial Officer for Pfizer's Capsugel Division from 2005 to 2008.
Richard L. Renninger, age 51, has been our Senior Vice President, Chief Development Officer since 2016. Prior to joining Darden, he was Chief Development Officer for First Watch Restaurants, Inc., from 2012 to 2016. Prior to that, he served as Executive Vice President & Chief Development Officer for OSI Restaurant Partners (now Bloomin' Brands, Inc.) from 2008 to 2012 and Senior Vice President of Real Estate and Development from 2005 to 2008. Prior to joining OSI, he served as Vice President of Real Estate for RARE from 2002 to 2005.

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
Our future growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning. The low level of unemployment in the United States is resulting in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. A shortage of quality candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic direction and jeopardize our ability to meet our business performance expectations and growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other leadership team members. We must continue to recruit, retain and motivate management team members in order to achieve our current business objectives and support our projected growth. Changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets.
We are subject to a number of risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of health care reform, environmental matters, minimum wage, unionization, data privacy, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability.
The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal, state, and local laws governing employment practices and working conditions.   These laws cover minimum wage rates, wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others.  The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements.  We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

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
Our business is subject to the risk of litigation by employees, guests, suppliers, business partners, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.
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

Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on social media platforms and search engine marketing to attract and retain guests. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
A majority of our restaurants are operated in leased properties and we are committed to long-term and non-cancelable leases that we may want to cancel, and may be unable to renew the leases that we may want to extend at the end of their terms.
As of May 26, 2019, 1,715 of our 1,785 restaurants operating in the United States and Canada operate in leased locations. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
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
The full-service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel, take-out and delivery options and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées, side dishes or meal preparation kits from the deli or prepared foods sections. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
We are subject to changes in consumer preferences that may adversely affect demand for food at our restaurants.
Consumers have continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations would be adversely affected.
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
As part of our marketing efforts, we rely on social media platforms and search engine marketing to attract and retain guests. These initiatives may not be successful, and pose a variety of other risks, as discussed above under the heading: “Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.”
A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are also subject to the general risks of inflation.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. Increases in minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions which could have a material adverse effect on our labor costs in those areas.
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
We may lose sales or incur increased costs if our restaurants experience shortages, delays or interruptions in the delivery of food and other products from our third party vendors and suppliers.
Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by inclement weather; natural disasters such as hurricanes, tornadoes, floods, droughts and earthquakes; labor issues or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. We have a limited number of suppliers and distributors for certain of our products and services. Supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we raise prices as a result of increased food costs or shortages, it may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices could cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive restaurants.
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
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, The Capital Burger ®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
Impairment of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.
Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. A significant amount of judgment is involved in determining if an indication of impairment of goodwill exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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
As with goodwill, we test our indefinite-lived intangible assets (primarily trademarks) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairment of these assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.
Changes in tax laws or treaties and unanticipated tax liabilities could adversely affect our financial results.
We are subject to income and other taxes in the United States and certain foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, including the Tax Cuts and Jobs Act (Tax Act), certain international tax treaties and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. Additional tax regulations and interpretations of the Tax Act are expected to be issued, and no assurance can be made that future guidance will not adversely affect our financial condition and results of operations.
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
A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the application of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, derivatives, pension and post-retirement benefits, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Restaurant Properties – Continuing Operations
As of May 26, 2019, we operated 1,785 restaurants, consisting of 866 Olive Garden, 514 LongHorn Steakhouse, 161 Cheddar’s Scratch Kitchen, 79 Yard House, 58 The Capital Grille, 44 Seasons 52, 42 Bahama Breeze, and 21 Eddie V’s locations. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of these 1,785 company-owned restaurants, 70 were located on owned sites and 1,715 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	844
Ground and Building Leases	662
Space/In-Line/Other Leases	209
Total	1,715

We also lease our restaurant support center which is located in Orlando, Florida.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 16 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2019, there were approximately 9,888 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 193.4 million shares through May 26, 2019 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 26, 2019:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 25, 2019 through March 31, 2019	170,473	$111.29	170,473	$326.7
April 1, 2019 through April 28, 2019	132,076	$116.92	132,076	$311.3
April 29, 2019 through May 26, 2019	58,900	$120.42	58,900	$304.2
Total	361,449	$114.84	361,449	$304.2

(1)
All of the shares purchased during the quarter ended May 26, 2019 were purchased as part of our repurchase program. On June 20, 2018, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 21, 2018, does not have an expiration and replaced the previously existing share repurchase authorization.

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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2014	May 2015	May 2016	May 2017	May 2018	May 2019
Darden Restaurants, Inc.	$100.00	$137.70	$163.41	$220.03	$226.20	$317.72
S&P 500 Stock Index	$100.00	$110.88	$110.45	$127.11	$143.19	$148.70
S&P Composite 1500 Restaurant Sub-Index	$100.00	$115.96	$125.39	$151.37	$154.76	$191.20
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 25, 2014, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated. On November 9, 2015 we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of Four Corners common stock for every three shares of Darden common stock to Darden shareholders. We reflect the effect of the spin-off of Four Corners in the cumulative total return of our common stock as a reinvested dividend.

Item 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 26, 2019	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015 (2)
Operating Results (1) Sales	$8,510.4	$8,080.1	$7,170.2	$6,933.5	$6,764.0
Costs and expenses:
Food and beverage	2,412.5	2,303.1	2,070.3	2,039.7	2,085.1
Restaurant labor	2,771.1	2,614.5	2,265.3	2,189.2	2,135.6
Restaurant expenses	1,477.8	1,417.1	1,265.2	1,163.5	1,120.8
Marketing expenses	255.3	252.3	239.7	238.0	243.3
General and administrative	405.5	409.8	387.7	384.9	430.2
Depreciation and amortization	336.7	313.1	272.9	290.2	319.3
Impairments and disposal of assets, net	19.0	3.4	(8.4)	5.8	62.1
Total operating costs and expenses	$7,677.9	$7,313.3	$6,492.7	$6,311.3	$6,396.4
Operating income	832.5	766.8	677.5	622.2	367.6
Interest, net	50.2	161.1	40.2	172.5	192.3
Earnings before income taxes	782.3	605.7	637.3	449.7	175.3
Income tax expense (benefit)	63.7	1.9	154.8	90.0	(21.1)
Earnings from continuing operations	$718.6	$603.8	$482.5	$359.7	$196.4
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(1.8), $(4.8), $(4.2), $3.4 and $344.8	(5.2)	(7.8)	(3.4)	15.3	513.1
Net earnings	$713.4	$596.0	$479.1	$375.0	$709.5
Basic net earnings per share:
Earnings from continuing operations	$5.82	$4.87	$3.88	$2.82	$1.54
Earnings (loss) from discontinued operations	$(0.04)	$(0.06)	$(0.03)	$0.12	$4.02
Net earnings	$5.78	$4.81	$3.85	$2.94	$5.56
Diluted net earnings per share:
Earnings from continuing operations	$5.73	$4.79	$3.83	$2.78	$1.51
Earnings (loss) from discontinued operations	$(0.04)	$(0.06)	$(0.03)	$0.12	$3.96
Net earnings	$5.69	$4.73	$3.80	$2.90	$5.47
Average number of common shares outstanding:
Basic	123.5	124.0	124.3	127.4	127.7
Diluted	125.4	126.0	126.0	129.3	129.7
Financial Position
Total assets	$5,892.8	$5,469.6	$5,292.3	$4,419.4	$5,837.3
Land, buildings and equipment, net	$2,552.6	$2,429.8	$2,272.3	$2,041.6	$3,215.8
Working capital (deficit)	$(581.5)	$(830.9)	$(701.3)	$(530.0)	$(297.7)
Long-term debt, less current portion	$927.7	$926.5	$936.6	$440.0	$1,452.3
Stockholders’ equity	$2,392.6	$2,194.8	$2,101.7	$1,952.0	$2,333.5
Stockholders’ equity per outstanding share	$19.44	$17.77	$16.76	$15.47	$18.42

Item 6.	SELECTED FINANCIAL DATA (continued)

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 26, 2019	May 27, 2018	May 28, 2017	May 29, 2016	May 31, 2015 (2)
Other Statistics
Cash flows from operations (1)	$1,267.6	$1,019.8	$916.3	$820.4	$874.3
Capital expenditures (1)	$452.0	$396.0	$293.0	$228.3	$296.5
Dividends paid	$370.8	$313.5	$279.1	$268.2	$278.9
Dividends paid per share	$3.00	$2.52	$2.24	$2.10	$2.20
Number of employees	184,514	180,656	178,729	150,942	148,892
Number of restaurants (1)	1,785	1,746	1,695	1,536	1,534

(1)	Consistent with our consolidated financial statements, information has been presented on a continuing operations basis. Accordingly, all discontinued operations have been excluded.

(2)	Fiscal year 2015 consisted of 53 weeks, while all other fiscal years consisted of 52 weeks.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2019, which ended May 26, 2019, consisted of 52 weeks and fiscal 2018, which ended May 27, 2018, consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 26, 2019, we operated 1,785 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 37 franchised restaurants. We also have 33 franchised restaurants in operation located in Latin America and the Middle East. All intercompany balances and transactions have been eliminated in consolidation.
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
We seek to increase profits by leveraging our fixed and semi-fixed costs with sales from new restaurants and increased guest traffic and sales at existing restaurants. To evaluate our operations and assess our financial performance, we monitor a number of operating measures, with a special focus on two key factors:

•	Same-restaurant sales – which is a year-over-year 52-week comparison of each period’s sales volumes for restaurants open at least 16 months; and

•	Segment profit – which is restaurant sales, less food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (sometimes referred to as restaurant-level earnings).
Increasing same-restaurant sales can improve segment profit because these incremental sales provide better leverage of our fixed and semi-fixed restaurant-level costs. A restaurant brand can generate same-restaurant sales increases through increases in guest traffic, increases in the average guest check, or a combination of the two. The average guest check can be impacted by menu price changes and by the mix of menu items sold. For each restaurant brand, we gather daily sales data and regularly analyze the guest traffic counts and the mix of menu items sold to aid in developing menu pricing, product offerings and promotional strategies. We focus on balancing our pricing and product offerings with other initiatives to produce sustainable same-restaurant sales growth. We compute same-restaurant sales using restaurants open at least 16 months because this period is generally required for new restaurant sales levels to normalize. Sales at newly opened restaurants generally do not make a significant contribution to profitability in their initial months of operation due to operating or integration inefficiencies. Our sales and expenses can be impacted significantly by the number and timing of new restaurant openings and closings, and relocations and remodeling of existing restaurants. Pre-opening expenses each period reflect the costs associated with opening new restaurants in current and future periods.

Fiscal 2019 Financial Highlights
Our sales from continuing operations were $8.51 billion in fiscal 2019 compared to $8.08 billion in fiscal 2018. The 5.3 percent increase in sales from continuing operations was primarily driven by revenue from the addition of 39 net new company-owned restaurants and a combined Darden same-restaurant sales increase of 2.5 percent.
Net earnings from continuing operations for fiscal 2019 were $718.6 million ($5.73 per diluted share) compared with net earnings from continuing operations for fiscal 2018 of $603.8 million ($4.79 per diluted share). Net earnings from continuing operations for fiscal 2019 increased 19.0 percent and diluted net earnings per share from continuing operations increased 19.6 percent compared with fiscal 2018.
Our net loss from discontinued operations was $5.2 million ($0.04 per diluted share) for fiscal 2019, compared with a net loss from discontinued operations of $7.8 million ($0.06 per diluted share) for fiscal 2018. When combined with results from continuing operations, our diluted net earnings per share were $5.69 and $4.73 for fiscal 2019 and 2018, respectively.
Outlook
We expect fiscal 2020 sales from continuing operations to increase between 5.3 percent and 6.3 percent, driven by the impact of the 53rd week in fiscal 2020, combined Darden same-restaurant sales growth of 1.0 percent to 2.0 percent and approximately 50 new restaurants. In fiscal 2020, we expect our annual effective tax rate to be between 10.0 percent and 11.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $450.0 million and $500.0 million.
In June 2019, we announced a quarterly dividend of $0.88 per share, payable on August 1, 2019. Based on the $0.88 quarterly dividend declaration, our expected annual dividend is $3.52 per share, which reflects an increase of 17.3 percent compared to our fiscal 2019 annual dividend. Dividends are subject to the approval of our Board of Directors and, accordingly, the timing and amount of our dividends are subject to change.

RESULTS OF OPERATIONS FOR FISCAL 2019 AND 2018
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 26, 2019 and May 27, 2018:

	Fiscal Year Ended		Percent Change
(in millions)	May 26, 2019	May 27, 2018	2019 vs 2018
Sales	$8,510.4	$8,080.1	5.3%
Costs and expenses:
Food and beverage	2,412.5	2,303.1	4.8%
Restaurant labor	2,771.1	2,614.5	6.0%
Restaurant expenses	1,477.8	1,417.1	4.3%
Marketing expenses	255.3	252.3	1.2%
General and administrative expenses	405.5	409.8	(1.0)%
Depreciation and amortization	336.7	313.1	7.5%
Impairments and disposal of assets, net	19.0	3.4	NM
Total operating costs and expenses	$7,677.9	$7,313.3	5.0%
Operating income	832.5	766.8	8.6%
Interest, net	50.2	161.1	(68.8)%
Earnings before income taxes	782.3	605.7	29.2%
Income tax expense (1)	63.7	1.9	NM
Earnings from continuing operations	$718.6	$603.8	19.0%
Losses from discontinued operations, net of tax	(5.2)	(7.8)	NM
Net earnings	$713.4	$596.0	19.7%

(1) Effective tax rate	8.1%	0.3%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2018:

	May 26, 2019	May 27, 2018
Olive Garden (1)	866	856
LongHorn Steakhouse	514	504
Cheddar’s Scratch Kitchen (2)	161	156
Yard House	79	72
The Capital Grille (3)	58	58
Seasons 52	44	42
Bahama Breeze	42	39
Eddie V’s	21	19
Total	1,785	1,746

(1)	Includes six locations in Canada.

(2)	Includes the 11 franchised restaurants acquired on August 28, 2017.

(3)	Includes one The Capital Burger restaurant.

SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by brand for the periods indicated:

	Total Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018		SRS (1)	May 26, 2019	May 27, 2018
Olive Garden	$4,287.3	$4,082.5	5.0%	3.9%	$5.0	$4.8
LongHorn Steakhouse	$1,810.6	$1,703.2	6.3%	3.3%	$3.6	$3.4
Cheddar’s Scratch Kitchen	$664.0	$652.7	1.7%	(3.4)%	$4.2	$4.3
Yard House	$609.5	$571.8	6.6%	(1.2)%	$8.1	$8.3
The Capital Grille	$461.4	$440.7	4.7%	3.7%	$8.0	$7.7
Seasons 52	$253.2	$249.6	1.4%	(1.5)%	$5.9	$6.1
Bahama Breeze	$246.5	$236.8	4.1%	(1.0)%	$6.0	$6.2
Eddie V’s	$144.5	$133.7	8.1%	2.8%	$7.4	$7.1

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.

(2)	Average annual sales are calculated as net sales divided by total restaurant operating weeks multiplied by 52 weeks.
Olive Garden’s sales increase for fiscal 2019 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2019 resulted from a 3.8 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2019 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2019 resulted from a 3.2 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.

In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s generated sales in fiscal 2019 that were 4.1 percent above fiscal 2018. The sales increase for fiscal 2019 was primarily driven by the incremental sales from new restaurants, as well as same-restaurant sales increases at The Capital Grille and Eddie V’s in fiscal 2019, partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Yard House, Seasons 52 and Bahama Breeze.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 26, 2019 and May 27, 2018.

	Fiscal Year Ended
	May 26, 2019	May 27, 2018
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.3	28.5
Restaurant labor	32.6	32.4
Restaurant expenses	17.4	17.5
Marketing expenses	3.0	3.1
General and administrative expenses	4.8	5.1
Depreciation and amortization	4.0	3.9
Impairments and disposal of assets, net	0.2	—
Total operating costs and expenses	90.2%	90.5%
Operating income	9.8	9.5
Interest, net	0.6	2.0
Earnings before income taxes	9.2	7.5
Income tax expense	0.7	—
Earnings from continuing operations	8.4	7.5
Earnings (loss) from discontinued operations, net of taxes	(0.1)	(0.1)
Net earnings	8.4%	7.4%
Total operating costs and expenses from continuing operations were $7.68 billion in fiscal 2019 and $7.31 billion in fiscal 2018.

Fiscal 2019 Compared to Fiscal 2018:

•
Food and beverage costs decreased as a percent of sales primarily due to a 0.5% impact from pricing and a 0.3% impact related to cost savings initiatives, partially offset by a 0.7% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.2% impact from inflation and a 0.2% impact related to workforce reinvestment costs, partially offset by a 0.6% impact from pricing leverage and a 0.7% impact from sales leverage and improved productivity.

•
General and administrative expenses decreased as a percent of sales primarily driven by a 0.2% impact due to expenses incurred in fiscal 2018 related to the integration of Cheddar’s Scratch Kitchen and a 0.3% impact related to sales leverage.

•	Impairments and disposal of assets, net increased as a percent of sales due to fiscal 2019 restaurant impairments in excess of fiscal 2018 restaurant impairments.
INTEREST EXPENSE
Net interest expense decreased as a percent of sales in fiscal 2019 primarily due to debt retirement costs of $102.2 million incurred in fiscal 2018 associated with the retirement of $310.9 million aggregate principal amount of long-term debt.
INCOME TAXES
The effective income tax rates for fiscal 2019 and 2018 for continuing operations were 8.1 percent and 0.3 percent, respectively. The increase in the effective income tax rate for fiscal 2019 was primarily due to the favorable impact in fiscal 2018 of the Tax Cuts and Jobs Act (Tax Act), which included a $79.3 million one-time adjustment of our net deferred tax liabilities and a corresponding income tax benefit reflected in our consolidated statements of earnings. The impact of the deferred tax adjustment was partially offset by a benefit in fiscal 2019 due to the lower federal corporate tax rate of 21.0 percent compared with the 29.4 percent blended federal corporate tax rate in effect for fiscal 2018.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2019 were $718.6 million ($5.73 per diluted share) compared with net earnings from continuing operations for fiscal 2018 of $603.8 million ($4.79 per diluted share).

Net earnings from continuing operations for fiscal 2019 increased 19.0 percent and diluted net earnings per share from continuing operations increased 19.6 percent compared with fiscal 2018. Our diluted per share results from continuing operations were positively impacted by the Tax Act by approximately $0.52 in fiscal 2019 due to the lower federal corporate tax rate of 21.0 percent as compared with the 29.4 percent blended federal corporate tax rate in effect for fiscal 2018. Our diluted per share results from continuing operations for fiscal 2018 were positively impacted by the Tax Act by approximately $0.62 due to a net benefit from deferred tax revaluation. Our diluted per share results from continuing operations for fiscal 2018 were adversely impacted by approximately $0.54 related to debt retirement costs and approximately $0.10 related to costs associated with the integration of Cheddar’s Scratch Kitchen.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2019 were a net loss of $5.2 million ($0.04 per diluted share) compared with a net loss for fiscal 2018 of $7.8 million ($0.06 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s in the U.S. and Canada as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business. See Note 6 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 26, 2019	May 27, 2018	2019 vs 2018
Olive Garden	20.6%	20.1%	50	BP
LongHorn Steakhouse	17.9%	17.7%	20	BP
Fine Dining	21.1%	20.4%	70	BP
Other Business	14.3%	14.8%	(50)	BP
The increase in the Olive Garden, LongHorn Steakhouse and Fine Dining segment profit margins for fiscal 2019 was driven primarily by leveraging positive same-restaurant sales. The decrease in Other Business’ segment profit margin for fiscal 2019 was driven primarily by margin impact from negative same-restaurant sales and workforce investments. Other Business’ segment profit margin was also negatively impacted by the adoption of new revenue recognition guidance which requires franchisee purchases of our inventory through our distribution network to be recognized as revenue with a corresponding increase to food and beverage expense.
RESULTS OF OPERATIONS FOR FISCAL 2018 COMPARED TO 2017
For a comparison of our results of operations for the fiscal years ended May 27, 2018 and May 28, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 27, 2018, filed with the SEC on July 20, 2018.
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

IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We do not believe inflation had a significant overall effect on our annual results of operations during fiscal 2019 or 2018.
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
Valuation and Recoverability of Goodwill and Trademarks
Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist. Each reporting unit’s fair value is compared to its carrying value.
We estimate fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize an impairment loss when the fair value of the reporting unit is less than its carrying value.
We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.
We performed our annual impairment test of our goodwill and trademarks as of the first day of our fiscal 2019 fourth quarter. As of the beginning of our fiscal fourth quarter, we had eight reporting units, six of which had goodwill and seven of which had trademarks. As a result of the impairment tests, no indicators of impairment were identified and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment. However, changes in circumstances existing at the measurement date or at other times in the future, such as declines in our market capitalization (reflected in our stock price) as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry could result in an impairment loss of all or a portion of our goodwill or trademarks. The fair value of each reporting unit exceeded its carrying value by at least 40 percent and the fair value of each reporting unit’s trademark exceeded its carrying value by at least 20 percent.
If our annual test resulted in an impairment of our goodwill or trademarks, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. A leverage ratio exceeding the maximum permitted under our credit agreement would be a default under our credit agreement. At May 26, 2019, a write-down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.28 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.6 million for fiscal 2019.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 13 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $27.0 million balance of unrecognized tax benefits at May 26, 2019, includes $11.6 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $11.6 million relates to items that would impact our effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 60 days, we are able to carry current liabilities in excess of current assets. In addition to cash flows from operations, we use a combination of long-term and short-term borrowings to fund our capital needs.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 26, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0.000 percent for base rate loans. As of May 26, 2019, we had no outstanding balances under the Revolving Credit Agreement.
At May 26, 2019, our long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 26, 2019, no such adjustments are made to this rate.
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

A summary of our contractual obligations and commercial commitments at May 26, 2019, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,638.0	$41.6	$83.2	$83.2	$1,430.0
Leases (2)	3,367.7	394.0	724.4	605.9	1,643.4
Purchase obligations (3)	491.2	465.9	22.8	2.5	—
Benefit obligations (4)	330.3	25.0	55.1	61.9	188.3
Unrecognized income tax benefits (5)	28.8	12.6	3.6	12.6	—
Total contractual obligations	$5,856.0	$939.1	$889.1	$766.1	$3,261.7

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$97.5	$97.5	$—	$—	$—
Guarantees (7)	151.6	40.2	65.0	33.3	13.1
Total commercial commitments	$249.1	$137.7	$65.0	$33.3	$13.1

(1)	Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $11.4 million.

(2)
Includes all arrangements accounted for as operating, capital and financing leases. Includes imputed interest of $99.7 million over the life of financing lease obligations and imputed interest of $41.6 million over the life of capital lease obligations.

(3)	Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous commitments.

(4)
Includes expected contributions associated with our defined benefit plans and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2029.

(5)	Includes interest on unrecognized income tax benefits of $1.8 million, $1.0 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $75.9 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $21.6 million of surety bonds related to other payments.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster. We are not aware of any non-performance under these arrangements that would result in our having to perform in accordance with the terms of the guarantees.

Our adjusted debt to adjusted total capital ratio (which includes 6.00 times the combined total annual minimum rent for operating leases and annual minimum lease payments for financing leases on a consolidated basis of $359.5 million and $342.7 million for the fiscal years ended May 26, 2019 and May 27, 2018, respectively, as components of adjusted debt and adjusted total capital) was 58 percent and 60 percent as of May 26, 2019 and May 27, 2018, respectively. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement.
Based on these ratios, we believe our financial condition is strong. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 26, 2019	May 27, 2018
CAPITAL STRUCTURE
Long-term debt, excluding unamortized discount and issuance costs	$939.1	$939.1
Capital lease obligations	84.0	80.5
Total debt	$1,023.1	$1,019.6
Stockholders’ equity	2,392.6	2,194.8
Total capital	$3,415.7	$3,214.4
CALCULATION OF ADJUSTED CAPITAL
Total debt	$1,023.1	$1,019.6
Lease-debt equivalent	2,157.0	2,056.2
Guarantees	151.6	154.0
Adjusted debt	$3,331.7	$3,229.8
Stockholders’ equity	2,392.6	2,194.8
Adjusted total capital	$5,724.3	$5,424.6
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	30%	32%
Adjusted debt to adjusted total capital ratio	58%	60%

Net cash flows provided by operating activities from continuing operations were $1.27 billion and $1.02 billion in fiscal 2019 and 2018, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $718.6 million and $603.8 million in fiscal 2019 and 2018, respectively. Net cash flows provided by operating activities from continuing operations increased in fiscal 2019 primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $462.6 million in fiscal 2019 compared to net cash flows used in investing activities from continuing operations of $451.1 million in fiscal 2018. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $452.0 million in fiscal 2019, compared to $396.0 million in fiscal 2018. For fiscal 2018, net cash used in the acquisition of 11 Cheddar’s Scratch Kitchen restaurants from an existing franchisee was $40.4 million.
Net cash flows used in financing activities from continuing operations were $484.2 million in fiscal 2019, compared to $636.6 million in fiscal 2018. Net cash flows used in financing activities in fiscal 2019 included dividend payments of $370.8 million and share repurchases of $207.5 million, partially offset by proceeds from the exercise of employee stock options and proceeds from financing lease obligations. Net cash flows used in financing activities in fiscal 2018 reflected long-term debt payments of $408.2 million, including repurchase premiums and make-whole provisions, repayments of short-term debt of $960.0 million, dividend payments of $313.5 million and share repurchases of $234.8 million, partially offset by proceeds from the issuance of short-term debt of $960.0 million, proceeds from the issuance of $300.0 million of senior notes and proceeds from the exercise of employee stock options.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. We use certain assumptions including, but not limited to, the selection of a discount rate and expected long-term rate of return on plan assets. We set the discount rate assumption annually for each plan at its valuation date to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. At May 26, 2019, our discount rate was 2.66 percent and 3.95 percent, respectively, for our defined benefit and postretirement benefit plans. The expected long-term rate of return on plan assets is based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations and the views of leading financial advisers and economists. Our expected long-term rate of return on plan assets for our defined benefit plans was 4.25 percent for fiscal year 2019 and 5.75 percent for fiscal year 2018. We expect to contribute approximately $0.4 million to our defined benefit pension plans and approximately $1.4 million to our postretirement benefit plan during fiscal 2020. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  The termination of the plan involves many steps, including filing information with the IRS and the Pension Benefit Guaranty Corporation and obtaining proper approvals.  We anticipate the termination process, which culminates in either the settlement or transfer of participant benefits, will be completed in fiscal 2020. The plan termination is expected to result in non-cash pre-tax pension settlement expense in fiscal 2020 of approximately $130.0 million.
We have recognized net losses of $100.4 million (net of tax) and of $4.9 million (net of tax) as components of accumulated other comprehensive income (loss) for the defined benefit plans and postretirement benefit plan, respectively, as of May 26, 2019. These net losses represent changes in the amount of the projected benefit obligation and plan assets resulting from differences in the assumptions used and actual experience.

We believe our defined benefit and postretirement benefit plan assumptions are appropriate based upon the factors discussed above. However, other assumptions could also be reasonably applied that could differ from the assumptions used. These changes in assumptions would not significantly impact our funding requirements.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of unsecured debt securities under our shelf registration statement and short-term commercial paper should be sufficient to finance our capital expenditures, debt maturities, dividend payments, stock repurchase program and other operating activities through fiscal 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $892.6 million at May 26, 2019, compared with $553.6 million at May 27, 2018. The increase was primarily due to an increase in cash and cash equivalents driven by cash from operations.
Our total current liabilities were $1.47 billion at May 26, 2019, compared with $1.38 billion at May 27, 2018. The increase was primarily due to an increase in accounts payable.

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 26, 2019, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $42.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $93.3 million. The fair value of our long-term fixed-rate debt outstanding as of May 26, 2019, averaged $917.8 million, with a high of $955.7 million and a low of $887.9 million during fiscal 2019. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 26, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has concluded that, as of May 26, 2019, the Company’s internal control over financial reporting was effective based on these criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2019 and May 27, 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated July 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
July 19, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 26, 2019 and May 27, 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended May 26, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2019 and May 27, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended May 26, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 26, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Orlando, Florida
July 19, 2019

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Sales	$8,510.4	$8,080.1	$7,170.2
Costs and expenses:
Food and beverage	2,412.5	2,303.1	2,070.3
Restaurant labor	2,771.1	2,614.5	2,265.3
Restaurant expenses	1,477.8	1,417.1	1,265.2
Marketing expenses	255.3	252.3	239.7
General and administrative expenses	405.5	409.8	387.7
Depreciation and amortization	336.7	313.1	272.9
Impairments and disposal of assets, net	19.0	3.4	(8.4)
Total operating costs and expenses	$7,677.9	$7,313.3	$6,492.7
Operating income	832.5	766.8	677.5
Interest, net	50.2	161.1	40.2
Earnings before income taxes	782.3	605.7	637.3
Income tax expense	63.7	1.9	154.8
Earnings from continuing operations	$718.6	$603.8	$482.5
Losses from discontinued operations, net of tax benefit of $1.8, $4.8 and $4.2, respectively	(5.2)	(7.8)	(3.4)
Net earnings	$713.4	$596.0	$479.1
Basic net earnings per share:
Earnings from continuing operations	$5.82	$4.87	$3.88
Losses from discontinued operations	(0.04)	(0.06)	(0.03)
Net earnings	$5.78	$4.81	$3.85
Diluted net earnings per share:
Earnings from continuing operations	$5.73	$4.79	$3.83
Losses from discontinued operations	(0.04)	(0.06)	(0.03)
Net earnings	$5.69	$4.73	$3.80
Average number of common shares outstanding:
Basic	123.5	124.0	124.3
Diluted	125.4	126.0	126.0
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Net earnings	$713.4	$596.0	$479.1
Other comprehensive income (loss):
Foreign currency adjustment	0.6	(0.9)	0.5
Change in fair value of marketable securities, net of taxes of $0.0, $0.0 and $0.0, respectively	—	(0.1)	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.1), $0.0 and $0.5, respectively	5.6	(4.6)	4.3
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $(6.4), $(0.7) and $11.9, respectively	(19.2)	(1.1)	19.3
Reclassification of tax effect	—	(15.6)	—
Other comprehensive income (loss)	$(13.0)	$(22.3)	$24.1
Total comprehensive income	$700.4	$573.7	$503.2
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 26, 2019	May 27, 2018
ASSETS
Current assets:
Cash and cash equivalents	$457.3	$146.9
Receivables, net	88.3	83.7
Inventories	207.3	205.3
Prepaid income taxes	41.6	15.9
Prepaid expenses and other current assets	98.1	89.9
Assets held for sale	—	11.9
Total current assets	$892.6	$553.6
Land, buildings and equipment, net	2,552.6	2,429.8
Goodwill	1,183.7	1,183.7
Trademarks	950.8	950.8
Other assets	313.1	351.7
Total assets	$5,892.8	$5,469.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332.6	$277.0
Accrued payroll	175.3	177.5
Accrued income taxes	11.6	—
Other accrued taxes	54.2	56.6
Unearned revenues	428.5	415.8
Other current liabilities	471.9	457.6
Total current liabilities	$1,474.1	$1,384.5
Long-term debt	927.7	926.5
Deferred income taxes	156.9	114.0
Deferred rent	354.4	318.0
Other liabilities	587.1	531.8
Total liabilities	$3,500.2	$3,274.8
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 123.1 and 124.8 shares, respectively; outstanding 123.1 and 123.5 shares, respectively	1,685.0	1,631.9
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings	806.6	657.6
Treasury stock, 0.0 and 1.3 shares, at cost, respectively	—	(7.8)
Accumulated other comprehensive income (loss)	(98.2)	(85.2)
Unearned compensation	(0.8)	(1.7)
Total stockholders’ equity	$2,392.6	$2,194.8
Total liabilities and stockholders’ equity	$5,892.8	$5,469.6
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 29, 2016	$1,502.6	$547.5	$(7.8)	$(87.0)	$(3.3)	$1,952.0
Net earnings	—	479.1	—	—	—	479.1
Other comprehensive income	—	—	—	24.1	—	24.1
Dividends declared ($2.24 per share)	—	(279.6)	—	—	—	(279.6)
Stock option exercises (2.7 shares)	107.8	—	—	—	—	107.8
Stock-based compensation	15.6	—	—	—	—	15.6
Income tax benefits credited to equity	27.2	—	—	—	—	27.2
Repurchases of common stock (3.7 shares)	(43.7)	(186.5)	—	—	—	(230.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.2 shares)	5.1	—	—	—	0.2	5.3
Other	—	(0.4)	—	—	0.8	0.4
Balances at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	596.0	—	—	—	596.0
Other comprehensive income	—	—	—	(22.3)	—	(22.3)
Dividends declared ($2.52 per share)	—	(315.3)	—	—	—	(315.3)
Stock option exercises (0.8 shares)	32.0	—	—	—	—	32.0
Stock-based compensation	22.7	—	—	—	—	22.7
Repurchases of common stock (2.8 shares)	(36.0)	(198.8)	—	—	—	(234.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.7	—	—	—	0.1	5.8
Other	(7.1)	15.6	—	—	0.5	9.0
Balances at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	713.4	—	—	—	713.4
Other comprehensive income	—	—	—	(13.0)	—	(13.0)
Dividends declared ($3.00 per share)	—	(373.5)	—	—	—	(373.5)
Stock option exercises (1.2 shares)	52.2	—	—	—	—	52.2
Stock-based compensation	26.8	—	—	—	—	26.8
Repurchases of common stock (1.9 shares)	(26.2)	(181.3)	—	—	—	(207.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	7.1	—	—	—	0.8	7.9
Other	(6.8)	(9.6)	7.8	—	0.1	(8.5)
Balances at May 26, 2019	$1,685.0	$806.6	$—	$(98.2)	$(0.8)	$2,392.6
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Cash flows - operating activities
Net earnings	$713.4	$596.0	$479.1
Losses from discontinued operations, net of tax	5.2	7.8	3.4
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	336.7	313.1	272.9
Impairments and disposal of assets, net	19.0	3.4	(8.4)
Stock-based compensation expense	59.8	42.8	40.7
Change in current assets and liabilities	36.4	(8.0)	112.6
Contributions to pension and postretirement plans	(1.7)	(62.0)	(1.6)
Deferred income taxes	47.5	(20.6)	(22.9)
Change in deferred rent	34.3	36.6	32.9
Change in other assets and liabilities	9.5	14.6	(5.0)
Loss on extinguishment of debt	—	102.2	—
Other, net	7.5	(6.1)	12.6
Net cash provided by operating activities of continuing operations	$1,267.6	$1,019.8	$916.3
Cash flows - investing activities
Purchases of land, buildings and equipment	(452.0)	(396.0)	(293.0)
Proceeds from disposal of land, buildings and equipment	13.2	3.3	8.3
Cash used in business acquisitions, net of cash acquired	—	(40.4)	(764.4)
Purchases of capitalized software and other assets	(25.9)	(22.8)	(25.3)
Other, net	2.1	4.8	4.7
Net cash used in investing activities of continuing operations	$(462.6)	$(451.1)	$(1,069.7)
Cash flows - financing activities
Proceeds from issuance of common stock	59.3	37.8	113.1
Income tax benefits credited to equity	—	—	27.2
Dividends paid	(370.8)	(313.5)	(279.1)
Repurchases of common stock	(207.5)	(234.8)	(230.2)
Proceeds from issuance of short-term debt	137.5	960.0	—
Repayments of short-term debt	(137.5)	(960.0)	—
Repayments of long-term debt	—	(408.2)	—
Proceeds from issuance of long-term debt	—	300.0	500.0
Principal payments on capital and financing leases	(6.2)	(5.4)	(3.9)
Proceeds from financing lease obligation	40.9	—	5.7
Other, net	0.1	(12.5)	(3.6)
Net cash provided by (used) in financing activities of continuing operations	$(484.2)	$(636.6)	$129.2
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(10.4)	(18.5)	(18.3)
Net cash provided by investing activities of discontinued operations	—	0.2	0.8
Net cash used in discontinued operations	$(10.4)	$(18.3)	$(17.5)
Increase (decrease) in cash and cash equivalents	310.4	(86.2)	(41.7)
Cash and cash equivalents - beginning of year	146.9	233.1	274.8
Cash and cash equivalents - end of year	$457.3	$146.9	$233.1

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Cash flows from changes in current assets and liabilities
Receivables, net	$2.1	$(7.2)	$(6.5)
Inventories	(2.1)	(26.6)	5.0
Prepaid expenses and other current assets	(8.2)	(12.5)	(1.1)
Accounts payable	55.0	12.6	(9.0)
Accrued payroll	(2.2)	25.9	0.8
Prepaid/accrued income taxes	(14.2)	(9.9)	41.4
Other accrued taxes	(2.4)	1.6	0.4
Unearned revenues	11.3	33.5	41.6
Other current liabilities	(2.9)	(25.4)	40.0
Change in current assets and liabilities	$36.4	$(8.0)	$112.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 37 franchised restaurants. We also have 33 franchised restaurants in operation located in Latin America and the Middle East. All significant intercompany balances and transactions have been eliminated in consolidation.

For fiscal 2019, 2018 and 2017, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to the discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented. See Note 3 for additional information.

Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2019, which ended May 26, 2019, consisted of 52 weeks. Fiscal 2018, which ended May 27, 2018, consisted of 52 weeks and fiscal 2017, which ended May 28, 2017, consisted of 52 weeks.
Use of Estimates
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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

(in millions)	May 26, 2019	May 27, 2018
Short-term investments	$319.5	$16.8
Credit card receivables	108.2	99.6
Depository accounts	29.6	30.5
Total cash and cash equivalents	$457.3	$146.9

As of May 26, 2019, and May 27, 2018, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land, Buildings and Equipment, Net
Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from 7 to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings in land, buildings and equipment, net, are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 2 to 20 years also using the straight-line method. See Note 5 for additional information. Gains and losses on the disposal of land, buildings and equipment are included in impairments and disposal of assets, net, while the write-off of undepreciated book value associated with the replacement of equipment in the normal course of business is recorded as a component of restaurant expenses in our accompanying consolidated statements of earnings. Depreciation and amortization expense from continuing operations associated with buildings and equipment and losses on replacement of equipment were as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Depreciation and amortization on buildings and equipment	$308.8	$288.8	$253.3
Losses on replacement of equipment	3.6	4.1	3.2

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 26, 2019	May 27, 2018
Capitalized software	$221.6	$205.7
Accumulated amortization	(146.9)	(127.4)
Capitalized software, net of accumulated amortization	$74.7	$78.3

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

(in millions)	May 26, 2019	May 27, 2018
Definite-lived intangible assets	$80.3	$83.0
Accumulated amortization	(30.4)	(25.7)
Definite-lived intangible assets, net of accumulated amortization	$49.9	$57.3

Definite-lived intangible liabilities	$(33.5)	$(33.5)
Accumulated amortization	13.6	11.3
Definite-lived intangible liabilities, net of accumulated amortization	$(19.9)	$(22.2)

Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Amortization expense - capitalized software	$26.7	$23.5	$18.7
Amortization expense - other definite-lived intangibles	1.2	0.8	0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense from continuing operations associated with above- and-below-market leases included in restaurant expenses as a component of rent expense in our consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Restaurant expense - below-market leases	$3.0	$3.1	$1.8
Restaurant expense - above-market leases	(1.6)	(1.7)	(1.4)

Based on the net book values of our definite-lived intangible assets and liabilities at May 26, 2019, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $31.0 million annually for fiscal 2020 through 2024.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
Olive Garden (1)	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	311.4	311.4	375.0	375.0
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.0	147.0
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,183.7	$1,183.7	$950.8	$950.8

(1)
Goodwill related to Olive Garden is associated with the RARE Hospitality International, Inc. (RARE) acquisition and the estimated value of the direct benefits derived by Olive Garden as a result of the RARE acquisition.

Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.
We estimate fair value of each reporting unit using the best information available, including market information and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize an impairment loss when the estimated fair value of the reporting unit is less than its carrying value.
We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and a discount rate. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.
We performed our annual impairment test of our goodwill and trademarks as of the first day of our fiscal 2019 fourth quarter. As of the beginning of our fiscal fourth quarter, we had eight reporting units, six of which had goodwill and seven of which had trademarks. As a result of the impairment tests, no indicators of impairment were identified and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.
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
Franchise royalties, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Revenue from area development and franchise fees are recognized as the performance obligations are satisfied over the term of the franchise agreement, which is generally 10 years. Prior to the adoption of FASB Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), area development fees were recognized over the term of the area development agreement and franchise fees were recognized when received, upon a new restaurant opening. Advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Prior to the adoption of ASU 2014-09, these contributions were recorded as a reduction of general and administrative expenses. Additionally, upon adoption of ASU 2014-09, franchisee purchases of our inventory through our distribution network are now recognized as revenue in the period the purchases are made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from the sale of consumer packaged goods includes ongoing royalty fees based on a percentage of licensed retail product sales and is recognized upon the sale of product by our licensed manufacturers to retail outlets.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed.  We recognize sales from our gift cards when the gift card is redeemed by the customer.  Although there are no expiration dates or dormancy fees for our gift cards, based on our analysis of our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within sales for unused gift card amounts in proportion to actual gift card redemptions, which is also referred to as the “redemption recognition” method.  The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.  We update our estimates of our redemption period and our breakage rate periodically and apply that rate prospectively to gift card redemptions. Discounts for gift cards sold by third parties are recorded to unearned revenues and are recognized over a period that approximates redemption patterns.
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
Income Taxes
We provide for federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal income tax credits are recorded as a reduction of income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest recognized on reserves for uncertain tax positions is included in income tax expense in our consolidated statements of earnings. A corresponding liability for accrued interest is included as a component of other current liabilities on our consolidated balance sheets. Penalties, when incurred, are recognized in general and administrative expenses.
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
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to equity forwards contracts and commodity swaps. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). However, we do at times enter into instruments designated as fair value hedges to reduce our exposure to changes in fair value of the related hedged item. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows or fair value of the derivative are not expected to offset changes in cash flows or fair value of the hedged item. However, we have entered into equity forwards to economically hedge changes in the fair value of employee investments in our non-qualified deferred compensation plan. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by Topic 815 of FASB ASC, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by Topic 815 of FASB ASC, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges, and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur. Cash flows related to derivatives are included in operating activities. See Note 8 for additional information.
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
Pre-Opening Expenses
Non-capital expenditures associated with opening new restaurants are expensed as incurred. These costs are reported as restaurant expenses in our consolidated statements of earnings.
Advertising
Production costs of commercials are expensed in the fiscal period the advertising is first aired while the costs of programming and other advertising, promotion and marketing programs are expensed as incurred. These costs are reported as marketing expenses in our consolidated statements of earnings.
Stock-Based Compensation
We recognize the cost of employee service received in exchange for awards of equity instruments based on the grant date fair value of those awards. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service period for awards granted. We utilize the Black-Scholes option pricing model to estimate the fair value of stock option awards. The dividend yield has been estimated based upon our historical results and expectations for changes in dividend rates. The expected volatility was determined using historical stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected life of each grant. The expected life was estimated based on the exercise history of previous grants, taking into consideration the remaining contractual period for outstanding awards. We utilize a Monte Carlo simulation to estimate the fair value of our market-based equity-settled performance awards. The dividend yield assumes reinvestment of dividends. The expected volatility was determined using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

historical stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected life of each grant. The expected life was estimated based on the performance measurement period for outstanding awards. See Note 15 for further information.

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

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 26, 2019	May 27, 2018	May 28, 2017
Earnings from continuing operations	$718.6	$603.8	$482.5
Losses from discontinued operations	(5.2)	(7.8)	(3.4)
Net earnings	$713.4	$596.0	$479.1
Average common shares outstanding – Basic	123.5	124.0	124.3
Effect of dilutive stock-based compensation	1.9	2.0	1.7
Average common shares outstanding – Diluted	125.4	126.0	126.0
Basic net earnings per share:
Earnings from continuing operations	$5.82	$4.87	$3.88
Losses from discontinued operations	(0.04)	(0.06)	(0.03)
Net earnings	$5.78	$4.81	$3.85
Diluted net earnings per share:
Earnings from continuing operations	$5.73	$4.79	$3.83
Losses from discontinued operations	(0.04)	(0.06)	(0.03)
Net earnings	$5.69	$4.73	$3.80

Restricted stock and options to purchase shares of our common stock excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Anti-dilutive restricted stock and options	0.3	0.3	0.4

Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation losses were $1.0 million and $1.6 million at May 26, 2019 and May 27, 2018, respectively. Net (gains) losses from foreign currency transactions recognized in our consolidated statements of earnings were $1.0 million, $(1.2) million and $0.8 million for fiscal 2019, 2018 and 2017, respectively.
Recently Adopted Accounting Standards
As of May 28, 2018, we adopted ASU 2014-09. This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance did not impact the recognition of our primary source of revenue from company-owned restaurants, which also includes gift card revenue. This guidance did impact the recognition of initial franchise fees and area development fees, however, due to the relative insignificance of these amounts, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

adoption of this guidance did not have a material impact on our consolidated financial statements. We adopted this guidance using the modified retrospective method, recording a decrease of $3.3 million to retained earnings for the cumulative effect of the change, with an offsetting increase to unearned revenue of $1.2 million and other liabilities of $2.1 million for current and noncurrent deferred revenue, respectively. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for us in the first quarter of fiscal 2021, however, we elected to early adopt this guidance during the quarter ended November 25, 2018, using a prospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Application of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The initial guidance required entities to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented. In July 2018, the FASB issued an amendment providing an optional transition method allowing entities to apply the new lease requirements at the adoption date, rather than at the beginning of the earliest comparative period, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, an entity’s reporting for the comparative periods presented in the financial statements in the period of adoption will continue to be in accordance with current GAAP (Topic 840, Leases). We plan to adopt this guidance in the first quarter of fiscal 2020 using this optional transition method.
We implemented a new lease system in connection with the adoption and we also expect changes to our internal controls over financial reporting. We expect our balance sheet presentation to be impacted upon adoption by approximately $4.0 billion due to the recognition of right-of-use assets and approximately $4.5 billion due to the recognition of lease liabilities for operating leases. We do not expect adoption to have a material impact on our consolidated statements of earnings or our consolidated statements of cash flows. We do not expect our accounting for capital leases to substantially change. We plan to elect the short-term lease recognition exemption which provides the option to not recognize right-of-use assets and related liabilities that arise from certain leases with terms of 12 months or less. We also plan to elect the package of practical expedients which will allow us to not reassess previous accounting conclusions regarding lease identification and classification and we are finalizing our assessment of the other practical expedients and policy elections offered by the standard. We continue to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 26, 2019
Unearned revenues
Deferred gift card revenue	$453.6
Deferred gift card discounts	(26.4)
Other	1.3
Total	$428.5

Other liabilities
Deferred franchise fees - non-current	$3.9
The following table presents a rollforward of deferred gift card revenue:

(in millions)	Deferred Gift Card Revenue
Balances at May 27, 2018	$443.1
Activations	740.2
Redemptions and breakage	(729.7)
Balances at May 26, 2019	$453.6

NOTE 3 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
Losses from discontinued operations, net of taxes in our accompanying consolidated statements of earnings is primarily related to the run-off of retained rights and obligations from the Red Lobster disposition and is comprised of the following:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Costs and expenses:
Restaurant and marketing expenses	4.2	1.4	1.6
Other income and expenses	2.8	11.2	6.0
Losses before income taxes	(7.0)	(12.6)	(7.6)
Income tax benefit	(1.8)	(4.8)	(4.2)
Losses from discontinued operations, net of tax	$(5.2)	$(7.8)	$(3.4)

Assets Held For Sale
Assets classified as held for sale on our accompanying consolidated balance sheet as of May 27, 2018, primarily related to excess land parcels adjacent to our corporate headquarters with a carrying amount of $11.9 million and were sold in the third quarter of fiscal 2019. See Note 4.
NOTE 4 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Restaurant impairments	$19.5	$3.7	$—
Disposal gains	(0.7)	(1.1)	(10.4)
Other	0.2	0.8	2.0
Impairments and disposal of assets, net	$19.0	$3.4	$(8.4)

Restaurant impairments for fiscal 2019 and 2018 were primarily related to underperforming restaurants.
Disposal gains for fiscal 2019 and 2018 were primarily related to the sale of excess land parcels. Disposal gains for fiscal 2017 were primarily related to the sale of restaurant properties, favorable lease terminations and the sale of excess land parcels.
Other impairment charges for fiscal 2018 and 2017 related to cost-method investments.
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

NOTE 5 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 26, 2019	May 27, 2018
Land	$148.1	$141.5
Buildings	2,985.1	2,751.1
Equipment	1,716.5	1,581.2
Assets under capital leases	100.7	102.1
Construction in progress	84.8	85.6
Total land, buildings and equipment	$5,035.2	$4,661.5
Less accumulated depreciation and amortization	(2,437.4)	(2,191.6)
Less amortization associated with assets under capital leases	(45.2)	(40.1)
Land, buildings and equipment, net	$2,552.6	$2,429.8

NOTE 6 - SEGMENT INFORMATION

We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2019 and for the year ended
Sales	$4,287.3	$1,810.6	$605.9	$1,806.6	$—	$8,510.4
Restaurant and marketing expenses	3,403.3	1,486.3	478.3	1,548.8	—	6,916.7
Segment profit	$884.0	$324.3	$127.6	$257.8	$—	$1,593.7

Depreciation and amortization	$140.8	$68.2	$33.4	$94.3	$—	$336.7
Impairments and disposal of assets, net	8.9	0.3	—	10.3	(0.5)	19.0
Segment assets	1,063.7	972.5	902.8	2,090.6	863.2	5,892.8
Purchases of land, buildings and equipment	187.3	65.6	49.1	147.2	2.8	452.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 27, 2018 and for the year ended
Sales	$4,082.5	$1,703.2	$574.4	$1,720.0	$—	$8,080.1
Restaurant and marketing expenses	3,262.8	1,402.1	457.4	1,464.7	—	6,587.0
Segment profit	$819.7	$301.1	$117.0	$255.3	$—	$1,493.1

Depreciation and amortization	$132.9	$65.7	$31.5	$83.0	$—	$313.1
Impairments and disposal of assets, net	2.0	1.5	0.1	—	(0.2)	3.4
Segment assets	1,020.7	974.2	872.9	2,058.9	542.9	5,469.6
Purchases of land, buildings and equipment	163.4	76.1	32.1	119.5	4.9	396.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 28, 2017 and for the year ended
Sales	$3,938.6	$1,622.2	$535.6	$1,073.8	$—	$7,170.2
Restaurant and marketing expenses	3,176.8	1,341.3	430.6	891.8	—	5,840.5
Segment profit	$761.8	$280.9	$105.0	$182.0	$—	$1,329.7

Depreciation and amortization	$123.3	$65.1	$29.1	$55.4	$—	$272.9
Impairments and disposal of assets, net	(1.5)	(0.1)	—	(6.2)	(0.6)	(8.4)
Purchases of land, buildings and equipment	131.4	54.1	41.1	62.7	3.7	293.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Segment profit	$1,593.7	$1,493.1	$1,329.7
Less general and administrative expenses	(405.5)	(409.8)	(387.7)
Less depreciation and amortization	(336.7)	(313.1)	(272.9)
Less impairments and disposal of assets, net	(19.0)	(3.4)	8.4
Less interest, net	(50.2)	(161.1)	(40.2)
Earnings before income taxes	$782.3	$605.7	$637.3

NOTE 7 - DEBT
The components of long-term debt are as follows:

(in millions)	May 26, 2019	May 27, 2018
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$939.1	$939.1
Less unamortized discount and issuance costs	(11.4)	(12.6)
Total long-term debt less unamortized discount and issuance costs	$927.7	$926.5

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 26, 2019, and thereafter are as follows:

(in millions)
Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Debt repayments	$—	$—	$—	$—	$—	$939.1

We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 26, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0.000 percent for base rate loans. As of May 26, 2019, we had no outstanding balances under the Revolving Credit Agreement.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 26, 2019, no such adjustments are made to this rate.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use financial derivatives to manage commodity price, interest rate and equity-based compensation risks inherent in our business operations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high-quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at May 26, 2019, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2020.
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

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 26, 2019			May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
Equity Forwards
Designated	0.4	$90.59	$29.9	$—	$0.2	$0.3	$—
Not designated	0.6	$76.39	$47.7	—	0.4	0.5	—
Total equity forwards				$—	$0.6	$0.8	$—
Commodity contracts	N/A	N/A	$10.0	$0.1	$0.5	$0.1	$—
Total derivative contracts				$0.1	$1.1	$0.9	$—

(1)	Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Amount of Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)			Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017	May 26, 2019	May 27, 2018	May 28, 2017	May 26, 2019	May 27, 2018	May 28, 2017
Equity (1)	$10.8	$(5.3)	$3.7	$4.9	$(0.2)	$(1.4)	$(0.8)	$—	$0.5
Commodity (2)	0.2	0.9	—	0.7	0.3	—	—	—	—
Interest rate (3)	—	—	(1.3)	(0.1)	(0.1)	—	—	—	—
Total	$11.0	$(4.4)	$2.4	$5.5	$—	$(1.4)	$(0.8)	$—	$0.5

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

(3)	Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 26, 2019	May 27, 2018	May 28, 2017
Restaurant labor expenses	$11.2	$1.5	$5.3
General and administrative expenses	14.6	2.1	8.9
Total	$25.8	$3.6	$14.2

Based on the fair value of our derivative instruments designated as cash flow hedges as of May 26, 2019, we expect to reclassify $0.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 9 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 26, 2019 and May 27, 2018:

Items Measured at Fair Value at May 26, 2019
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Equity forwards	(2)	(0.8)	—	(0.8)	—
Total		$(0.8)	$—	$(0.8)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 27, 2018
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	0.5	—	0.5	—
Equity forwards	(2)	0.6	—	0.6	—
Total		$1.1	$—	$1.1	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, as of May 26, 2019, was $927.7 million and $955.7 million, respectively. The carrying value and fair value of long-term debt as of May 27, 2018, was $926.5 million and $922.0 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of discounted future cash flows. As of May 26, 2019, long-lived assets held and used with a carrying amount of $21.7 million, primarily related to seven underperforming restaurants, were determined to have a fair value of $2.5 million resulting in an impairment of $19.2 million. As of May 27, 2018, long-lived assets held and used with a carrying amount of $3.7 million, primarily related to four underperforming restaurants, were determined to have no fair value resulting in an impairment charge of $3.7 million.

NOTE 10 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 26, 2019 were purchased as part of our repurchase program authorized by our Board of Directors. On June 20, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaced the previously existing share repurchase authorization.

Share Retirements
In the fourth quarter of fiscal 2019, we retired our remaining treasury stock totaling 1.3 million shares and restored them to authorized but unissued shares of common stock. The retired treasury stock had a carrying amount of approximately $7.8 million. Upon formal retirement and in accordance with FASB ASC Topic 505, Equity, we reduced our common stock and surplus account by the carrying amount of the treasury stock.

As of May 26, 2019, of the 193.4 million cumulative shares repurchased under the current and previous authorizations, 182.0 million shares were retired and restored to authorized but unissued shares of common stock. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 28, 2017	$(0.7)	$0.1	$8.2	$(70.5)	$(62.9)
Gain (loss)	(0.9)	—	(4.6)	(1.0)	(6.5)
Reclassification realized in net earnings	—	(0.1)	—	(0.1)	(0.2)
Reclassification of tax effect (1)	—	—	(0.2)	(15.4)	(15.6)
Balances at May 27, 2018	$(1.6)	$—	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.6	—	11.0	(24.8)	(13.2)
Reclassification realized in net earnings	—	—	(5.4)	5.6	0.2
Balances at May 26, 2019	$(1.0)	$—	$9.0	$(106.2)	$(98.2)

(1)	Stranded tax effects reclassified from accumulated other comprehensive income (loss) to retained earnings from the adoption of ASU 2018-02.

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 26, 2019	May 27, 2018
Derivatives
Commodity contracts	(1)	$0.7	$0.3
Equity contracts	(2)	4.9	(0.2)
Interest rate contracts	(3)	(0.1)	(0.1)
	Total before tax	$5.5	$—
	Tax benefit (expense)	(0.1)	—
	Net of tax	$5.4	$—
Benefit plan funding position
Pension/postretirement plans
Actuarial losses	(4)	$(2.5)	$(2.8)
Total - pension/postretirement plans		$(2.5)	$(2.8)
Recognized net actuarial gain - other plans	(5)	3.3	3.0
	Total before tax	$0.8	$0.2
	Tax benefit (expense)	(6.4)	(0.1)
	Net of tax	$(5.6)	$0.1

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 8 for additional details.

(2)	Primarily included in restaurant labor costs and general and administrative expenses. See Note 8 for additional details.

(3)	Included in interest, net, on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses. See Note 14 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – LEASES
An analysis of rent expense incurred related to continuing operations is as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Restaurant minimum rent	$338.3	$321.8	$286.8
Restaurant rent averaging expense	27.6	30.2	26.0
Restaurant percentage rent	7.3	7.2	7.9
Other	20.3	20.6	20.2
Total rent expense	$393.5	$379.8	$340.9

Rent expense included in discontinued operations reflected $0.2 million, $0.1 million and $0.1 million of restaurant minimum rent for fiscal 2019, 2018 and 2017, respectively.

The annual future lease commitments under capital lease and financing lease obligations and noncancelable operating leases, including those related to restaurants reported as discontinued operations, for each of the five fiscal years subsequent to May 26, 2019 and thereafter is as follows:

(in millions)
Fiscal Year	Capital	Financing	Operating
2020	$8.9	$12.2	$372.9
2021	8.9	12.4	355.0
2022	8.8	12.6	326.7
2023	8.9	12.8	299.8
2024	8.7	13.0	262.7
Thereafter	81.4	128.0	1,434.0
Total future lease commitments	$125.6	$191.0	$3,051.1
Less imputed interest (at 6.5%), (various)	(41.6)	(99.7)
Present value of future lease commitments	$84.0	$91.3
Less current maturities	(4.1)	(2.7)
Obligations under capital and financing leases, net of current maturities	$79.9	$88.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:

Balance Sheets

(in millions)	May 26, 2019	May 27, 2018
Receivables, net
Retail outlet gift card sales	$40.2	$40.4
Landlord allowances due	24.0	18.1
Miscellaneous	24.4	25.5
Allowance for doubtful accounts	(0.3)	(0.3)
Total	$88.3	$83.7

Other Current Liabilities
Non-qualified deferred compensation plan	$237.9	$227.9
Sales and other taxes	70.0	72.7
Insurance-related	39.4	40.1
Employee benefits	45.5	39.9
Accrued interest	8.5	7.5
Miscellaneous	70.6	69.5
Total	$471.9	$457.6

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Interest, net
Interest expense (1)	$44.3	$152.4	$34.4
Imputed interest on capital and financing leases	11.9	11.4	8.8
Capitalized interest	(2.2)	(1.9)	(1.7)
Interest income	(3.8)	(0.8)	(1.3)
Total	$50.2	$161.1	$40.2

(1)	Interest expense in fiscal 2018 includes approximately $102.2 million of expenses associated with the retirement of long-term debt.

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Cash paid during the fiscal year for:
Interest, net of amounts capitalized (1)	$50.8	$155.5	$37.0
Income taxes, net of refunds	$23.7	$25.7	$106.2
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$38.3	$37.5	$22.8

(1)	Interest paid in fiscal 2018 includes approximately $97.3 million of payments associated with the retirement of long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 - INCOME TAXES
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, and includes, among other items, a reduction in the federal corporate income tax rate from 35.0 percent to 21.0 percent effective January 1, 2018. In accordance with FASB ASC 740, for the fiscal year ended May 27, 2018, we remeasured our deferred tax balances to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. The remeasurement resulted in a $79.3 million one-time adjustment of our net deferred tax liabilities reflected in our consolidated balance sheet as of May 27, 2018 and a corresponding income tax benefit reflected in our consolidated statements of earnings for the fiscal year ended May 27, 2018. The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. In fiscal 2019, we concluded our analysis of the accounting impact of the Tax Act pursuant to SEC Staff Accounting Bulletin 118 and recorded immaterial adjustments to the provisional amounts.
Total income tax expense was allocated as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Earnings from continuing operations	$63.7	$1.9	$154.8
Earnings from discontinued operations	(1.8)	(4.8)	(4.2)
Total consolidated income tax expense (benefit)	$61.9	$(2.9)	$150.6

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Earnings from continuing operations before income taxes:
U.S.	$780.7	$602.7	$632.3
Foreign	1.6	3.0	5.0
Earnings from continuing operations before income taxes	$782.3	$605.7	$637.3
Income taxes:
Current:
Federal	$(7.2)	$10.2	$160.5
State and local	20.3	8.9	22.2
Foreign	1.4	1.8	1.3
Total current	$14.5	$20.9	$184.0
Deferred (principally U.S.):
Federal	$44.9	$(25.1)	$(24.1)
State and local	4.3	6.1	(5.1)
Total deferred	$49.2	$(19.0)	$(29.2)
Total income taxes	$63.7	$1.9	$154.8

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
U.S. statutory rate	21.0%	29.4%	35.0%
State and local income taxes, net of federal tax benefits	2.4	1.8	1.7
Enactment of the Tax Act	—	(13.1)	—
Benefit of federal income tax credits	(10.8)	(12.8)	(9.2)
Other, net	(4.5)	(5.0)	(3.2)
Effective income tax rate	8.1%	0.3%	24.3%

As of May 26, 2019, we had estimated current prepaid state and federal income taxes of $2.8 million and $38.8 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state and federal income taxes payable of $5.6 million and $6.0 million, respectively, which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 26, 2019, we had unrecognized tax benefits of $27.0 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 26, 2019, is $11.6 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $11.6 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 27, 2018	$17.4
Additions related to current-year tax positions	4.6
Additions related to prior-year tax positions	7.2
Net additions due to settlements with taxing authorities	0.7
Reductions to tax positions due to statute expiration	(2.9)
Balances at May 26, 2019	$27.0

Interest recorded on reserves for uncertain tax positions was included in income tax expense in our consolidated statements of earnings as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Interest recorded on unrecognized tax benefits	$1.5	$0.8	$0.6

At May 26, 2019, we had $1.8 million accrued for the payment of interest associated with unrecognized tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2019, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 26, 2019	May 27, 2018
Accrued liabilities	$69.2	$66.6
Compensation and employee benefits	119.9	99.8
Deferred rent and interest income	91.1	81.1
Net operating loss, credit and charitable contribution carryforwards	75.3	71.9
Other	5.9	5.3
Gross deferred tax assets	$361.4	$324.7
Valuation allowance	(29.7)	(26.6)
Deferred tax assets, net of valuation allowance	$331.7	$298.1
Trademarks and other acquisition related intangibles	(211.5)	(201.8)
Buildings and equipment	(247.7)	(176.9)
Capitalized software and other assets	(24.6)	(24.4)
Other	(4.8)	(9.0)
Gross deferred tax liabilities	$(488.6)	$(412.1)
Net deferred tax liabilities	$(156.9)	$(114.0)

We have deferred tax assets of $15.4 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2020 and fiscal 2038. We have deferred tax assets of $16.5 million of federal and $39.9 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2019 and fiscal 2039. Additionally, we have deferred tax assets of $11.1 million reflecting the benefit of foreign loss carryforwards, before valuation allowance, which have an indefinite life.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 26, 2019.
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plans and Postretirement Benefit Plan
We sponsor non-contributory defined benefit pension plans for a group of certain eligible employees in the United States under which benefits are based on various formulas, including a Final Average Pay formula and a Cash Balance formula. As of December 2014, the plans were frozen and no additional benefits will accrue for participants (except for continuing interest credits for eligible participants in the Cash Balance formula). Pension plan assets are invested in global fixed-income commingled funds. Our policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code (IRC), as amended by the Pension Protection Act of 2006. We also sponsor a non-contributory postretirement benefit plan that provides health care benefits to certain eligible salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care trend rates. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  The termination of the plan involves many steps, including filing information with the IRS and the Pension Benefit Guaranty Corporation and obtaining proper approvals.  We anticipate the termination process will be completed during fiscal 2020. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. At this time, no additional contribution is needed by us to cover the lump-sum payments and annuity purchases. The amount of the final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of the participants electing a lump-sum distribution versus an annuity. The plan termination is expected to result in non-cash pre-tax pension settlement expense in fiscal 2020 of approximately $130.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Defined benefit pension plans funding (1)	$0.4	$60.8	$0.4
Postretirement benefit plan funding	1.3	1.2	1.2

(1)	Fundings for fiscal 2018 include voluntary funding contributions of $60.4 million.

We expect to contribute approximately $0.4 million to our defined benefit pension plans and approximately $1.4 million to our postretirement benefit plan during fiscal 2020.
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
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 26, 2019 and May 27, 2018:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
Change in Benefit Obligation:
Benefit obligation at beginning of period	$237.2	$252.3	$19.9	$20.8
Service cost	—	—	0.1	0.1
Interest cost	9.3	8.6	0.8	0.7
Benefits paid	(17.8)	(15.6)	(1.3)	(1.2)
Actuarial (gain) loss	23.3	(8.1)	0.3	(0.5)
Benefit obligation at end of period	$252.0	$237.2	$19.8	$19.9

Change in Plan Assets:
Fair value at beginning of period	$253.8	$207.7	$—	$—
Actual return on plan assets	12.1	0.9	—	—
Employer contributions	0.4	60.8	1.3	1.2
Benefits paid	(17.8)	(15.6)	(1.3)	(1.2)
Fair value at end of period	$248.5	$253.8	$—	$—

Funded (unfunded) status at end of period	$(3.5)	$16.6	$(19.8)	$(19.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
Components of the Consolidated Balance Sheets:
Current liabilities	$—	$—	$1.4	$1.4
Noncurrent (assets) liabilities	3.5	(16.6)	18.4	18.5
Net amounts recognized	$3.5	$(16.6)	$19.8	$19.9
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Prior service credit	$—	$—	$3.8	$7.4
Net actuarial gain (loss)	(100.4)	(85.4)	(8.7)	(9.6)
Net amounts recognized	$(100.4)	$(85.4)	$(4.9)	$(2.2)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 26, 2019	May 27, 2018
Accumulated benefit obligation for all defined benefit plans	$252.0	$237.2
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	252.0	—
Fair value of plan assets	248.5	—
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	252.0	—

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	May 26, 2019	May 27, 2018	May 26, 2019	May 27, 2018
Weighted-average assumptions used to determine benefit obligations at May 26 and May 27 (1)
Discount rate	2.66%	4.32%	3.95%	4.28%
Rate of future compensation increases	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net expense for fiscal years ended May 26 and May 27 (2)
Discount rate	4.32%	4.06%	4.28%	3.98%
Expected long-term rate of return on plan assets	4.25%	5.75%	N/A	N/A
Rate of future compensation increases	N/A	N/A	N/A	N/A

(1)	Determined as of the end of fiscal year.

(2)	Determined as of the beginning of fiscal year.
We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. Additionally, for our mortality assumption as of fiscal year end, we selected the most recent RP-2014 mortality tables and MP-2018 mortality improvement scale to measure the benefit obligations.
The expected long-term rate of return on plan assets is based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset fund allocations and the views of leading financial advisers and economists. Our expected long-term rate of return on plan assets for our defined benefit plans was 5.75 percent in fiscal 2018 and was reduced to 4.25 percent for fiscal 2019 in connection with our current expectations for long-term returns and target asset fund allocation. In developing our expected rate of return assumption, we have evaluated the actual historical performance and long-term return projections of the plan assets, which give consideration to the asset mix and the anticipated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

timing of the pension plan outflows. We employ a total return investment approach to maximize the long-term return of plan assets for what we consider a prudent level of risk dependent on the level of funding. Our historical 10-year, 15-year and 20-year rates of return on plan assets, calculated using the geometric method average of returns, are approximately 9.6 percent, 7.9 percent and 7.6 percent, respectively, as of May 26, 2019. Our Benefit Plans Committee has delegated to the Benefit Plans Investment Committee the authority to set the investment policy for the defined benefit plans and oversees the investment allocation, which includes setting long-term strategic targets. The investment policy establishes a re-balancing band around the established targets within which the asset class weight is allowed to vary. We monitor our actual asset fund allocation to ensure that it approximates, based on the current funding level, our target allocation and believe that our long-term asset fund allocation will continue to approximate our target allocation. Our investment strategy is to invest 100.0 percent in liability matching high-quality, long-duration fixed-income investments. Investments are held in various global fixed income commingled funds representing approximately 66.0 percent of total plan assets. The remainder of the assets are held in cash and cash equivalents. These investments are the only significant concentration of risk related to a single entity, sector, country, commodity or investment fund.
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017	May 26, 2019	May 27, 2018	May 28, 2017
Service cost	$—	$—	$—	$0.1	$0.1	$0.2
Interest cost	9.3	8.6	10.1	0.8	0.7	0.6
Expected return on plan assets	(11.2)	(12.0)	(16.0)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	(4.8)	(4.8)	(4.8)
Recognized net actuarial loss	2.5	2.8	3.3	1.5	1.7	1.7
Settlement loss recognized	—	—	19.9	—	—	—
Net pension and postretirement cost (benefit)	$0.6	$(0.6)	$17.3	$(2.4)	$(2.3)	$(2.3)

The amortization of the net actuarial gain (loss) component of our fiscal 2020 net periodic benefit cost for the defined benefit plans and postretirement benefit plan is expected to be approximately $(3.5) million and $3.3 million, respectively.

The fair values of the defined benefit pension plans assets at their measurement dates of May 26, 2019 and May 27, 2018, are as follows:

		Items Measured at Fair Value at May 26, 2019
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed-Income:
Global Fixed-Income Commingled Funds	(1)	$163.8	$—	$163.8	$—
Cash and Accruals		84.7	84.7	—	—
Total		$248.5	$84.7	$163.8	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Items Measured at Fair Value at May 27, 2018
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed-Income:
Global Fixed-Income Commingled Funds	(1)	$253.5	$—	$253.5	$—
Cash and Accruals		0.3	0.3	—	—
Total		$253.8	$0.3	$253.5	$—

(1)
Global fixed-income commingled funds are comprised of investments in U.S. and non-U.S. government fixed-income securities. Investments are valued using a unit price or net asset value (NAV) based on the fair value of the underlying investments of the fund. There are no redemption restrictions associated with this fund.

The following benefit payments are expected to be paid between fiscal 2020 and fiscal 2029:

(in millions)	Defined Benefit Plans	Postretirement Benefit Plan
2020	$247.5	$1.4
2021	0.4	1.4
2022	0.4	1.3
2023	0.4	1.3
2024	0.4	1.3
2025-2029	1.8	6.5

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 21 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $947.9 million at May 26, 2019, and $829.0 million at May 27, 2018. Expense recognized in fiscal 2019, 2018 and 2017 was $26.1 million, $19.6 million and $3.7 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $237.9 million and $227.9 million at May 26, 2019 and May 27, 2018, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.
The Darden Savings Plan includes a leveraged Employee Stock Ownership Plan (ESOP). The ESOP borrowed $16.9 million from us at a variable rate of interest in July 1996. At May 26, 2019, the ESOP’s original debt to us had a balance of $0.7 million with a variable rate of interest of 2.48 percent and is due to be repaid no later than December 2019. Compensation expense is recognized as contributions are accrued. Fluctuations in our stock price impact the amount of expense to be recognized. Contributions to the Darden Savings Plan, plus the dividends accumulated on unallocated shares held by the ESOP, are used to pay principal, interest and expenses of the Darden Savings Plan. As loan payments are made, common stock is allocated to ESOP participants. In each of the fiscal years 2019, 2018 and 2017, the ESOP used dividends received of $0.2 million, $0.5 million and $0.8 million, respectively, and contributions received from us of $1.0 million, $0.1 million and $0.1 million, respectively, to pay principal and interest on our debt.
ESOP shares are included in weighted-average common shares outstanding for purposes of calculating net earnings per share with the exception of those shares acquired under the Additional Loan, which are accounted for in accordance with FASB ASC Subtopic 718-40, Employee Stock Ownership Plans. Fluctuations in our stock price are recognized as adjustments to common stock and surplus when the shares are committed to be released. The ESOP shares acquired under the Additional Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are not considered outstanding until they are committed to be released and, therefore, unreleased shares have been excluded for purposes of calculating basic and diluted net earnings per share. As of May 26, 2019, the ESOP shares included in the basic and diluted net earnings per share calculation totaled 1.9 million shares, representing 1.8 million allocated shares and 0.1 million suspense shares.

NOTE 15 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. There are outstanding awards under the Prior Plans that may still vest and be exercised in accordance with their terms. As of May 26, 2019, approximately 1.5 million shares may be issued under outstanding awards that were granted under the Prior Plans.
Stock-based compensation expense and the associated income tax benefit included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018	May 28, 2017
Stock options	$5.0	$4.6	$6.0
Restricted stock/restricted stock units	6.1	3.9	1.9
Darden stock units	33.0	20.1	20.9
Cash-settled performance stock units	—	—	4.2
Equity-settled performance-based restricted stock units	12.9	11.7	5.3
Employee stock purchase plan	1.5	1.3	1.1
Director compensation program/other	1.3	1.2	1.3
Total	$59.8	$42.8	$40.7

Income tax benefits (1)	$19.5	$12.0	$—

(1)	In accordance with the fiscal 2018 adoption of ASU 2016-09, excess tax benefits are recognized in our provision for income taxes rather than in equity as previously recognized.

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Weighted-average fair value	$18.78	$14.63	$9.08
Dividend yield	3.2%	3.0%	3.5%
Expected volatility of stock	22.6%	23.5%	24.3%
Risk-free interest rate	2.9%	2.0%	1.4%
Expected option life (in years)	6.4	6.4	6.5
Weighted-average exercise price per share	$107.05	$85.83	$59.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of our stock option activity as of and for the year ended May 26, 2019:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	3.53	$41.87	5.89	$130.6
Options granted	0.37	107.05
Options exercised	(1.24)	42.14
Options canceled	(0.06)	76.32
Outstanding end of period	2.60	$62.50	6.22	$149.9
Exercisable	1.28	$45.12	4.54	$95.8

The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $83.5 million, $43.1 million and $99.1 million, respectively. Cash received from option exercises during fiscal 2019, 2018 and 2017 was $52.2 million, $32.0 million and $107.8 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 26, 2019, there was $9.1 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of stock options that vested during fiscal 2019 was $5.0 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and amortized over their service periods which generally range from one to four years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which employees receive unrestricted shares of Darden stock.
The following table presents a summary of our restricted stock and RSU activity as of and for the fiscal year ended May 26, 2019:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.24	$71.99
Shares granted	0.09	108.36
Shares vested	(0.04)	56.93
Shares canceled	(0.01)	87.99
Outstanding end of period	0.28	$85.67

As of May 26, 2019, there was $10.6 million of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock and RSUs that vested during fiscal 2019, 2018 and 2017 was $2.3 million, $2.9 million and $1.7 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 26, 2019:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	1.39	$87.88
Units granted	0.23	107.05
Units vested	(0.33)	109.84
Units canceled	(0.09)	79.32
Outstanding end of period	1.20	$120.13

As of May 26, 2019, our total Darden stock unit liability was $80.6 million, including $30.7 million recorded in other current liabilities and $49.9 million recorded in other liabilities on our consolidated balance sheets. As of May 27, 2018, our total Darden stock unit liability was $62.7 million, including $26.1 million recorded in other current liabilities and $36.6 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 26, 2019, there was $42.4 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.3 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2019 was $36.2 million.

Relative total shareholder return PRSUs and absolute PRSUs vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. Relative total shareholder return PRSUs, which vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and amortized over the service period. Absolute PRSUs, which vest based on the achievement of company specific targets, are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service periods which generally range from two to five years.

The weighted-average grant date fair value of PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 26, 2019	May 27, 2018	May 28, 2017
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	23.4%	21.5%	22.5%
Risk-free interest rate	2.7%	1.5%	0.8%
Expected option life (in years)	2.9	2.9	2.8
Weighted-average grant date fair value per unit	$100.72	$90.51	$60.05

(1)	Assumes a reinvestment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 26, 2019:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.55	$74.04
Units granted	0.21	100.72
Units vested	(0.11)	63.91
Units canceled	(0.05)	85.09
Outstanding end of period	0.60	$84.11

As of May 26, 2019, there was $23.1 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of equity-settled PRSUs that vested during fiscal 2019 was $6.9 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 5.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2019, 2018 and 2017 was $7.1 million, $5.8 million and $5.2 million, respectively.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 26, 2019 and May 27, 2018, we had $75.9 million and $96.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 26, 2019 and May 27, 2018, we had $21.6 million and $17.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 26, 2019 and May 27, 2018, we had $151.6 million and $154.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our weighted-average cost of capital at May 26, 2019 and May 27, 2018, amounted to $123.2 million and $131.0 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2034.
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
NOTE 17 – SUBSEQUENT EVENT
On June 19, 2019, the Board of Directors declared a cash dividend of $0.88 per share to be paid August 1, 2019 to all shareholders of record as of the close of business on July 10, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 18 - QUARTERLY DATA (UNAUDITED)
The following table summarizes unaudited quarterly data for fiscal 2019 and fiscal 2018:

	Fiscal 2019 - Quarters Ended
(in millions, except per share data)	Aug. 26	Nov. 25	Feb. 24	May 26	Total
Sales	$2,061.4	$1,973.4	$2,246.5	$2,229.1	$8,510.4
Earnings before income taxes	176.0	135.3	253.1	217.9	782.3
Earnings from continuing operations	168.9	115.9	225.1	208.7	718.6
Losses from discontinued operations, net of tax	(2.7)	(0.3)	(1.5)	(0.7)	(5.2)
Net earnings	166.2	115.6	223.6	208.0	713.4
Basic net earnings per share:
Earnings from continuing operations	1.36	0.94	1.83	1.70	5.82
Losses from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)	(0.04)
Net earnings	1.34	0.93	1.81	1.69	5.78
Diluted net earnings per share:
Earnings from continuing operations	1.34	0.92	1.80	1.67	5.73
Losses from discontinued operations	(0.02)	—	(0.01)	—	(0.04)
Net earnings	1.32	0.92	1.79	1.67	5.69

	Fiscal 2018 - Quarters Ended
(in millions, except per share data)	Aug. 27	Nov. 26	Feb. 25	May 27	Total
Sales	$1,936.1	$1,881.5	$2,128.4	$2,134.1	$8,080.1
Earnings before income taxes	159.5	113.4	116.0	216.8	605.7
Earnings from continuing operations	121.3	88.6	218.5	175.4	603.8
Losses from discontinued operations, net of tax	(2.3)	(3.9)	(0.7)	(0.9)	(7.8)
Net earnings	119.0	84.7	217.8	174.5	596.0
Basic net earnings per share:
Earnings from continuing operations	0.97	0.72	1.77	1.42	4.87
Losses from discontinued operations	(0.02)	(0.03)	(0.01)	(0.01)	(0.06)
Net earnings	0.95	0.69	1.76	1.41	4.81
Diluted net earnings per share:
Earnings from continuing operations	0.95	0.71	1.74	1.40	4.79
Losses from discontinued operations	(0.02)	(0.04)	(0.01)	(0.01)	(0.06)
Net earnings	0.93	0.67	1.73	1.39	4.73

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 26, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 26, 2019.
During the fiscal quarter ended May 26, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information contained in the sections entitled “Proposal 1 – Election of Eight Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
All of our employees are subject to our Code of Conduct (Employee Code of Conduct). We also have a Code of Ethics for CEO and Senior Financial Officers (CEO and Senior Financial Officer Code of Ethics) that highlights specific responsibilities of our CEO and senior financial officers. We also have a Code of Business Conduct and Ethics for the members of our Board of Directors (the Board Code of Conduct, and together with the Employee Code of Conduct, and the CEO and Senior Financial Officer Code of Ethics, our Codes of Business Conduct and Ethics). These documents are posted on our internet website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes of Business Conduct and Ethics for directors, executive officers or Senior Financial Officers on our website.
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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 19, 2019	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, President and Chief Executive Officer (Principal executive officer)	July 19, 2019
Eugene I. Lee, Jr.

/s/ Ricardo Cardenas	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 19, 2019
Ricardo Cardenas

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 19, 2019
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Timothy J. Wilmott*	Director

Timothy J. Wilmott

/s/ Charles M. Sonsteby*	Chairman of the Board and Director
Charles M. Sonsteby

*By:	/s/ Jessica P. Lange
Jessica P. Lange, Attorney-In-Fact
July 19, 2019

EXHIBIT INDEX
Exhibit Number	Title

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

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

*10.1	Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed September 20, 2013).

*10.2
Form of Non-Qualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(o) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2009).

*10.3
Form of annual Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(mm) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.4
Form of initial Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(nn) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.5
Form of quarterly Non-employee Director Restricted Stock Units Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(oo) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.6
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

*10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10(rr) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.9
Form of Performance Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.10
Form of Non-Qualified Stock Option Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.11	Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2015).

*10.12
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.13
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

*10.16
Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.17
Form of Restricted Stock Unit Award Agreement for Todd Burrowes under the Darden Restaurants, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ending May 29, 2016).

*10.18
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

*10.20
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

*10.23
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

*10.25
Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.26
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

10.29
Credit Agreement, dated as of October 27, 2017, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 1, 2017).

*10.30
Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, adopted May 23, 2018, (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.31
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.32
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.33
Amendment to the RARE Hospitality Management [sic], Inc. Deferred Compensation Plan, effective July 28, 2014, (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.34	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.35	Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.36	Form of Restricted Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.37	Form of Nonqualified Stock Option Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.38	Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association.

*10.39
Amended and Restated RARE Hospitality International, Inc. Deferred Compensation Plan Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association.

*10.40	First Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2018.

*10.41	Second Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2019.

*10.42	Second Amendment to the RARE Hospitality International, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2009), effective as of June 1, 2019.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.