Form 10-Q
period 2019-08-25
DARDEN RESTAURANTS INC
filed 2019-10-01
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 13, 2019: 122,601,536.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales and capital expenditures in fiscal 2020 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 25, 2019	August 26, 2018
Sales	$2,133.9	$2,061.4
Costs and expenses:
Food and beverage	603.3	583.3
Restaurant labor	703.8	679.3
Restaurant expenses	372.4	357.9
Marketing expenses	68.7	66.5
General and administrative expenses	98.0	104.5
Depreciation and amortization	86.2	80.7
Impairments and disposal of assets, net	—	0.1
Total operating costs and expenses	$1,932.4	$1,872.3
Operating income	201.5	189.1
Interest, net	11.1	13.1
Earnings before income taxes	190.4	176.0
Income tax expense	18.6	7.1
Earnings from continuing operations	$171.8	$168.9
Losses from discontinued operations, net of tax benefit of $0.2 and $1.1, respectively	(1.2)	(2.7)
Net earnings	$170.6	$166.2
Basic net earnings per share:
Earnings from continuing operations	$1.40	$1.36
Losses from discontinued operations	(0.01)	(0.02)
Net earnings	$1.39	$1.34
Diluted net earnings per share:
Earnings from continuing operations	$1.38	$1.34
Losses from discontinued operations	(0.01)	(0.02)
Net earnings	$1.37	$1.32
Average number of common shares outstanding:
Basic	122.9	123.8
Diluted	124.6	125.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2019	August 26, 2018
Net earnings	$170.6	$166.2
Other comprehensive income (loss):
Foreign currency adjustment	—	0.4
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.2) and $0.0, respectively	(2.9)	8.6
Amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.0 and $0.0, respectively, related to pension and other post-employment benefits	0.1	(0.2)
Other comprehensive income (loss)	$(2.8)	$8.8
Total comprehensive income	$167.8	$175.0
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 25, 2019	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$350.8	$457.3
Receivables, net	51.1	88.3
Inventories	199.0	207.3
Prepaid income taxes	1.0	41.6
Prepaid expenses and other current assets	68.4	98.1
Total current assets	$670.3	$892.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,515.2 and $2,482.6, respectively	2,611.0	2,552.6
Operating lease right-of-use assets	3,996.7	—
Goodwill	1,199.7	1,183.7
Trademarks	950.8	950.8
Other assets	291.0	313.1
Total assets	$9,719.5	$5,892.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343.7	$332.6
Accrued payroll	136.3	175.3
Accrued income taxes	19.8	11.6
Other accrued taxes	61.7	54.2
Unearned revenues	388.8	428.5
Other current liabilities	598.3	471.9
Total current liabilities	$1,548.6	$1,474.1
Long-term debt	928.0	927.7
Deferred income taxes	165.5	156.9
Operating lease liabilities - non-current	4,265.5	—
Deferred rent	—	354.4
Other liabilities	430.6	587.1
Total liabilities	$7,338.2	$3,500.2
Stockholders’ equity:
Common stock and surplus	$1,692.9	$1,685.0
Retained earnings	789.9	806.6
Accumulated other comprehensive income (loss)	(101.0)	(98.2)
Unearned compensation	(0.5)	(0.8)
Total stockholders’ equity	$2,381.3	$2,392.6
Total liabilities and stockholders’ equity	$9,719.5	$5,892.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 25, 2019 and August 26, 2018
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 26, 2019	$1,685.0	$806.6	$—	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	170.6	—	—	—	170.6
Other comprehensive income (loss)	—	—	—	(2.8)	—	(2.8)
Dividends declared ($0.88 per share)	—	(108.4)	—	—	—	(108.4)
Stock option exercises (0.2 shares)	9.2	—	—	—	—	9.2
Stock-based compensation	7.6	—	—	—	—	7.6
Repurchases of common stock (0.8 shares)	(10.9)	(83.9)	—	—	—	(94.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.0	—	—	—	—	2.0
Other	—	5.0	—	—	0.3	$5.3
Balance at August 25, 2019	$1,692.9	$789.9	$—	$(101.0)	$(0.5)	$2,381.3

Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	166.2	—	—	—	166.2
Other comprehensive income (loss)	—	—	—	8.8	—	8.8
Dividends declared ($0.75 per share)	—	(93.5)	—	—	—	(93.5)
Stock option exercises (0.7 shares)	31.6	—	—	—	—	31.6
Stock-based compensation	5.6	—	—	—	—	5.6
Repurchases of common stock (0.3 shares)	(4.1)	(27.2)	—	—	—	(31.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	1.7	—	—	—	—	1.7
Other	0.7	(9.6)	—	—	0.2	$(8.7)
Balance at August 26, 2018	$1,667.4	$693.5	$(7.8)	$(76.4)	$(1.5)	$2,275.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2019	August 26, 2018
Cash flows—operating activities
Net earnings	$170.6	$166.2
Losses from discontinued operations, net of tax	1.2	2.7
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	86.2	80.7
Impairments and disposal of assets, net	—	0.1
Stock-based compensation expense	14.2	17.9
Change in current assets and liabilities	(30.6)	(79.2)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Deferred income taxes	7.0	3.8
Change in deferred rent	—	9.6
Change in other assets and liabilities	3.7	8.1
Other, net	1.9	(3.1)
Net cash provided by operating activities of continuing operations	$253.8	$206.4
Cash flows—investing activities
Purchases of land, buildings and equipment	(117.1)	(106.4)
Proceeds from disposal of land, buildings and equipment	2.6	0.8
Cash used in business acquisitions, net of cash acquired	(37.0)	—
Purchases of capitalized software and other assets	(5.4)	(5.4)
Other, net	(10.0)	1.8
Net cash used in investing activities of continuing operations	$(166.9)	$(109.2)
Cash flows—financing activities
Proceeds from issuance of common stock	11.2	33.3
Dividends paid	(108.1)	(93.0)
Repurchases of common stock	(94.8)	(31.3)
Principal payments on capital and financing leases	(1.3)	(1.6)
Other, net	0.3	0.2
Net cash used in financing activities of continuing operations	$(192.7)	$(92.4)
Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(0.7)	0.1
Net cash provided by (used in) discontinued operations	$(0.7)	$0.1

Increase (decrease) in cash and cash equivalents	(106.5)	4.9
Cash and cash equivalents - beginning of period	457.3	146.9
Cash and cash equivalents - end of period	$350.8	$151.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2019	August 26, 2018
Cash flows from changes in current assets and liabilities
Receivables, net	13.0	14.8
Inventories	8.4	10.7
Prepaid expenses and other current assets	(6.9)	(9.8)
Accounts payable	3.3	(21.3)
Accrued payroll	(39.0)	(39.3)
Prepaid/accrued income taxes	48.8	0.8
Other accrued taxes	7.5	5.6
Unearned revenues	(39.7)	(35.5)
Other current liabilities	(26.0)	(5.2)
Change in current assets and liabilities	$(30.6)	$(79.2)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of August 25, 2019, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 32 franchised restaurants. We also have 33 franchised restaurants in operation located in Latin America and the Middle East.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 31, 2020 will contain 53 weeks of operation, with the 53rd week occurring in our fiscal fourth quarter. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
On June 26, 2019, we completed the acquisition of five Cheddar's Scratch Kitchen restaurants (four operating and one closed) and certain assets and liabilities from WOW Food Concepts, LLC, an existing franchisee. The acquisition was funded with cash on hand for $37.8 million in total consideration, of which $19.0 million was allocated to land, buildings and equipment. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
Recently Adopted Accounting Standards
As of May 27, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASC 842) which replaced existing lease guidance with comprehensive lease measurement and recognition guidance and expanded disclosure requirements. This new guidance requires lessees to recognize on the balance sheet a liability based on the present value of minimum lease payments and a corresponding right-of-use asset. We adopted this guidance using the modified retrospective transition method which means we did not adjust the balance sheet for comparative periods but recorded a $3.8 million cumulative-effect adjustment to retained earnings as of May 27, 2019. We elected the package of practical expedients which allowed us to not reassess previous accounting conclusions regarding lease identification, lease classification and initial direct costs. We elected the land easement practical expedient which allowed us to not evaluate our existing land easements for lease accounting treatment. We elected the short-term lease recognition exemption which provided the option to not recognize right-of-use assets and related liabilities that arise from certain leases with terms of 12 months or less. We also elected the accounting policy election to not separate lease and non-lease components for real estate leases entered into after adoption. See Note 14.
As of May 27, 2019, we adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of this guidance did not have a material impact on our consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	August 25, 2019	May 26, 2019
Unearned revenues
Deferred gift card revenue	$410.2	$453.6
Deferred gift card discounts	(22.7)	(26.4)
Other	1.3	1.3
Total	$388.8	$428.5

Other liabilities
Deferred franchise fees - non-current	$3.4	$3.9
The following table presents a rollforward of deferred gift card revenue:

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Beginning balance	$453.6	$443.1
Activations	116.4	117.9
Redemptions and breakage	(159.8)	(156.7)
Ending balance	$410.2	$404.3

Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Interest, net of amounts capitalized	$12.4	$11.8
Income taxes, net of refunds	(39.6)	(0.1)

Non-cash investing activities are as follows:	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Increase in land, buildings and equipment through accrued purchases	$45.9	$50.6

Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended August 25, 2019 was 9.8 percent compared to an effective income tax rate of 4.0 percent for the quarter ended August 26, 2018. The effective income tax rate increased primarily due to fiscal 2019 favorable tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises.
Included in our remaining balance of unrecognized tax benefits is $11.7 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Anti-dilutive stock-based compensation awards	0.1	0.1

Note 6.Segment Information
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
Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively “restaurant and marketing expenses”). In the first quarter of fiscal 2020, we changed our internal management reporting related to non-cash lease-related expenses, as these are expenses for which our operating segments are no longer being evaluated. This change reallocates non-cash lease-related expenses from our operating segments to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. Fiscal 2019 segment profit and depreciation and amortization have been restated for comparability.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 25, 2019
Sales	$1,090.2	$450.2	$136.1	$457.4	$—	$2,133.9
Restaurant and marketing expenses	861.3	375.7	115.8	393.0	2.4	1,748.2
Segment profit	$228.9	$74.5	$20.3	$64.4	$(2.4)	$385.7

Depreciation and amortization	$36.1	$16.8	$7.8	$24.0	$1.5	$86.2
Impairments and disposal of assets, net	1.4	—	—	—	(1.4)	—
Purchases of land, buildings and equipment	50.8	16.1	18.1	30.0	2.1	117.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 26, 2018
Sales	$1,052.0	$430.4	$129.9	$449.1	$—	$2,061.4
Restaurant and marketing expenses	835.0	358.8	109.7	381.2	2.3	1,687.0
Segment profit	$217.0	$71.6	$20.2	$67.9	$(2.3)	$374.4

Depreciation and amortization	$33.6	$16.7	$7.2	$21.8	$1.4	$80.7
Impairments and disposal of assets, net	—	0.1	—	—	—	0.1
Purchases of land, buildings and equipment	41.4	19.1	8.3	35.7	1.9	106.4

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Segment profit	$385.7	$374.4
Less general and administrative expenses	(98.0)	(104.5)
Less depreciation and amortization	(86.2)	(80.7)
Less impairments and disposal of assets, net	—	(0.1)
Less interest, net	(11.1)	(13.1)
Earnings before income taxes	$190.4	$176.0

Note 7.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Restaurant impairments	$1.4	$0.1
Disposal gains	(1.4)	—
Impairments and disposal of assets, net	$—	$0.1

Restaurant impairments for the quarter ended August 25, 2019 were primarily related to an underperforming restaurant. Disposal gains were related to a sale-leaseback transaction.
Note 8.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 25, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	—	(2.2)	—	(2.2)
Reclassification realized in net earnings	—	(0.7)	0.1	(0.6)
Balance at August 25, 2019	$(1.0)	$6.1	$(106.1)	$(101.0)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 26, 2018 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 27, 2018	$(1.6)	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.4	13.7	—	14.1
Reclassification realized in net earnings	—	(5.1)	(0.2)	(5.3)
Balance at August 26, 2018	$(1.2)	$12.0	$(87.2)	$(76.4)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded:

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 25, 2019	August 26, 2018
Derivatives
Commodity contracts	(1)	$(0.4)	$0.2
Equity contracts	(2)	1.0	4.9
Total before tax		$0.6	$5.1
Tax (expense) benefit		0.1	—
Net of tax		$0.7	$5.1

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.9)	$(0.6)
Recognized net actuarial gain - other plans	(4)	0.8	0.8
Total before tax		$(0.1)	$0.2
Tax (expense) benefit		—	—
Net of tax		$(0.1)	$0.2

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 11 for additional details.

(2)	For fiscal 2020, included in general and administrative expenses. For fiscal 2019, included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Interest cost	$1.6	$2.4
Expected return on plan assets	(2.0)	(2.8)
Recognized net actuarial loss	0.9	0.6
Net periodic benefit cost	$0.5	$0.2

	Postretirement Benefit Plan
	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Interest cost	$0.2	$0.2
Amortization of unrecognized prior service credit	(1.2)	(1.2)
Recognized net actuarial loss	0.4	0.4
Net periodic benefit credit	$(0.6)	$(0.6)

Note 10. Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units, and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we grant cash settled stock units (Darden stock units) which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model were as follows.

	Stock Options Granted
	Three Months Ended
	August 25, 2019	August 26, 2018
Weighted-average fair value	$19.94	$18.78
Dividend yield	3.0%	3.2%
Expected volatility of stock	22.5%	22.6%
Risk-free interest rate	1.9%	2.9%
Expected option life (in years)	6.3	6.4
Weighted-average exercise price per share	$124.24	$107.05

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	Three Months Ended
	August 25, 2019	August 26, 2018
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	23.1%	23.4%
Risk-free interest rate	1.8%	2.7%
Expected option life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$124.41	$115.07

(1)	Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 25, 2019:

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.60	0.28	0.60	1.20
Awards granted	0.31	0.05	0.18	0.18
Awards exercised/vested	(0.21)	(0.03)	(0.21)	(0.26)
Awards forfeited	—	(0.01)	(0.01)	(0.03)
Outstanding end of period	2.70	0.29	0.56	1.09

We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018
Stock options	$1.3	$1.2
Restricted stock/restricted stock units	1.8	1.3
Equity-settled performance stock units	3.8	2.5
Cash-settled Darden stock units	6.6	12.3
Employee stock purchase plan	0.4	0.3
Director compensation program/other	0.3	0.3
Total stock-based compensation expense	$14.2	$17.9

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 25, 2019, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2024. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts can only be net settled in cash. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 25, 2019			August 25, 2019	May 26, 2019	August 25, 2019	May 26, 2019
Equity forwards:
Designated	0.4	$100.51	$38.6	$2.2	$—	$—	$0.3
Not designated	0.5	$81.76	$38.6	2.6	—	—	0.5
Total equity forwards				$4.8	$—	$—	$0.8
Commodity contracts	N/A	N/A	$9.6	$—	$0.1	$1.0	$0.1
Total derivative contracts				$4.8	$0.1	$1.0	$0.9

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018	August 25, 2019	August 26, 2018
Equity (1)(2)	$(1.0)	$13.8	$1.0	$4.9	$(0.2)	$—
Commodity (3)	(1.4)	(0.1)	(0.4)	0.2	—	—
Total	$(2.4)	$13.7	$0.6	$5.1	$(0.2)	$—

(1)
In fiscal 2020, location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is general and administrative expenses.

(2)
In fiscal 2019, location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is restaurant labor expenses and general and administrative expenses.

(3)
Location of the gain (loss) reclassified from AOCI to earnings as well as the gain (loss) recognized in earnings for the ineffective portion of the hedge is food and beverage costs and restaurant expenses.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 25, 2019	August 26, 2018
Food and beverage costs and restaurant expenses	$0.3	$—
Restaurant labor expenses	—	7.0
General and administrative expenses	0.6	10.4
Total	$0.9	$17.4

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 25, 2019, we expect to reclassify $0.8 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 25, 2019 and May 26, 2019:

Items Measured at Fair Value at August 25, 2019
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.0)	$—	$(1.0)	$—
Equity forwards	(2)	$4.8	$—	$4.8	$—
Total		$3.8	$—	$3.8	$—

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
The carrying value and fair value of long-term debt as of August 25, 2019, was $928.0 million and $1.02 billion, respectively. The carrying value and fair value of long-term debt as of May 26, 2019, was $927.7 million and $955.7 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of August 25, 2019, long-lived assets held and used with a carrying amount of $1.4 million related to one underperforming restaurant, were determined to have no fair value resulting in an impairment of $1.4 million. As of May 26, 2019, long-lived assets held and used with a carrying amount of $21.7 million, primarily related to seven underperforming restaurants, were determined to have a fair value of $2.5 million resulting in an impairment charge of $19.2 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 25, 2019 and May 26, 2019, we had $67.4 million and $75.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 25, 2019 and May 26, 2019, we had $24.8 million and $21.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 25, 2019 and May 26, 2019, we had $141.5 million and $151.6 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 25, 2019 and May 26, 2019, amounted to $115.7 million and $123.2 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2034.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14. Leases

The majority of our restaurant locations, as well as our restaurant support center, are subject to a lease. We evaluate our leases at the commencement of the lease to determine the classification as an operating or finance lease. For operating leases, upon adoption of ASC 842, we recognized operating lease liabilities based on the present value of minimum lease payments over the remaining expected lease term and corresponding right-of-use assets. We recognize lease expense related to operating leases on a straight-line basis. For finance leases, we record finance lease liabilities at an amount equal to the present value of the minimum lease payments over the remaining expected lease term and corresponding right-of-use assets. Amortization expense and interest expense related to finance leases are included in depreciation and amortization and interest, net, respectively, in our consolidated statements of earnings. Sale-leasebacks are transactions through which we sell assets (such as restaurant properties) at fair value and subsequently lease them back. The resulting leases generally qualify and are accounted for as operating leases. Failed sale-leaseback transactions are generally classified as finance leases and result in retention of the “sold” assets within land, buildings and equipment with a finance lease liability equal to the amount of proceeds received recorded as a component of other liabilities on our consolidated balance sheets.

Within the provisions of certain of our leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Many of our leases have renewal periods totaling 5 to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the lease payments. At lease inception, we include option periods that we are reasonably assured to exercise as failure to renew the lease would impose an economic penalty. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine finance versus operating lease classifications. Variable lease expense is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Landlord allowances are recorded as an adjustment to the right-of-use assets. Gains and losses on sale-leaseback transactions are recognized immediately.

The components of lease expense in the consolidated statement of earnings are as follows:

Three Months Ended
(in millions)	August 25, 2019
Operating lease expense	$96.4
Finance lease expense
Amortization of leased assets	1.5
Interest on lease liabilities	3.3
Variable lease expense	1.4
Total lease expense	$102.6

The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	August 25, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,996.7
Finance lease right-of-use assets	Land, buildings and equipment, net	130.9
Total lease assets, net		$4,127.6

Operating lease liabilities - current	Other current liabilities	$148.4
Finance lease liabilities - current	Other current liabilities	6.1
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,265.5
Finance lease liabilities - non-current	Other liabilities	262.7
Total lease liabilities		$4,682.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to leases:

Three Months Ended
(in millions)	August 25, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$88.9
Operating cash flows from finance leases	3.3
Financing cash flows from finance leases	1.3
Right-of-use assets obtained in exchange for new operating lease liabilities	14.4
Right-of-use assets obtained in exchange for new finance lease liabilities	78.5

The weighted-average remaining lease terms and discount rates as of August 25, 2019 are as follows:

	August 25, 2019
(in millions)	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate (1)
Operating leases	17.3	4.2%
Finance leases	18.4	5.3%

(1)
We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of August 25, 2019 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
Nine months ended May 31, 2020	$278.0	$15.2
2021	374.4	21.8
2022	375.1	22.0
2023	378.8	22.3
2024	380.7	22.5
2025	385.3	22.6
Thereafter	4,331.6	311.5
Total future lease commitments (1)	$6,503.9	$437.9
Less imputed interest	(2,090.0)	(169.1)
Present value of lease liabilities (2)	$4,413.9	$268.8

(1)	Of the $6.50 billion of total future operating lease commitments and $437.9 million of total future finance lease commitments, $3.01 billion and $280.4 million, respectively, are noncancelable.

(2)	Excludes approximately $127.0 million of net present value of lease payments related to 27 real estate leases signed, but not yet commenced.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 15. Subsequent Events
On September 18, 2019, the Board of Directors declared a cash dividend of $0.88 per share to be paid November 1, 2019 to all shareholders of record as of the close of business on October 10, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 25, 2019 and August 26, 2018.

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018	% Chg
Sales	$2,133.9	$2,061.4	3.5%
Costs and expenses:
Food and beverage	603.3	583.3	3.4
Restaurant labor	703.8	679.3	3.6
Restaurant expenses	372.4	357.9	4.1
Marketing expenses	68.7	66.5	3.3
General and administrative expenses	98.0	104.5	(6.2)
Depreciation and amortization	86.2	80.7	6.8
Impairments and disposal of assets, net	—	0.1	NM
Total costs and expenses	$1,932.4	$1,872.3	3.2
Operating income	201.5	189.1	6.6
Interest, net	11.1	13.1	(15.3)
Earnings before income taxes	190.4	176.0	8.2
Income tax expense (1)	18.6	7.1	NM
Earnings from continuing operations	$171.8	$168.9	1.7
Losses from discontinued operations, net of tax	(1.2)	(2.7)	NM
Net earnings	$170.6	$166.2	2.6%
Diluted net earnings per share:
Earnings from continuing operations	$1.38	$1.34	3.0%
Losses from discontinued operations	(0.01)	(0.02)	NM
Net earnings	$1.37	$1.32	3.8%

(1) Effective tax rate	9.8%	4.0%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2020, compared with the number open at the end of fiscal 2019 and the end of the first quarter of fiscal 2019.

	August 25, 2019	May 26, 2019	August 26, 2018
Olive Garden (1)	867	866	858
LongHorn Steakhouse	514	514	506
Cheddar’s Scratch Kitchen	165	161	157
Yard House	79	79	73
The Capital Grille (2)	59	58	58
Seasons 52	45	44	42
Bahama Breeze	42	42	40
Eddie V’s	22	21	19
Total	1,793	1,785	1,753

(1)	Includes six locations in Canada.

(2)	Includes one The Capital Burger restaurant.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.13 billion for the first quarter of fiscal 2020, compared to $2.06 billion for the first quarter of fiscal 2019. The increase of 3.5 percent in sales for the first quarter of fiscal 2020 was driven by revenue from the addition of 40 net new company-owned restaurants since the first quarter of fiscal 2019 and a combined Darden same-restaurant sales increase of 0.9 percent for the first quarter of fiscal 2020.
For the first quarter of fiscal 2020, our net earnings from continuing operations were $171.8 million compared to $168.9 million for the first quarter of fiscal 2019, and our diluted net earnings per share from continuing operations were $1.38 for the first quarter of fiscal 2020 compared to $1.34 for the first quarter of fiscal 2019.
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
SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended
(in millions)	August 25, 2019	August 26, 2018	% Chg	SRS (1)
Olive Garden	$1,090.2	$1,052.0	3.6%	2.2%
LongHorn Steakhouse	$450.2	$430.4	4.6%	2.6%
Cheddar’s Scratch Kitchen	$165.7	$169.0	(2.0)%	(5.4)%
Yard House	$159.4	$149.2	6.8%	(1.9)%
The Capital Grille	$100.8	$98.0	2.9%	1.5%
Seasons 52	$57.9	$56.8	1.9%	(4.2)%
Bahama Breeze	$66.5	$65.9	0.9%	(4.2)%
Eddie V’s	$35.3	$31.9	10.7%	1.2%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the first quarter of fiscal 2020 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2020 resulted from a 3.0 percent increase in average check partially offset by a 0.8 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2020 was primarily driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2020 resulted from a 2.3 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s generated sales for the first quarter of fiscal 2020, which was approximately 2.6 percent above last fiscal year’s first quarter. The sales increase for the first quarter was primarily driven by the incremental sales from new restaurants.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 25, 2019 and August 26, 2018.

	Three Months Ended
	August 25, 2019	August 26, 2018
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.3	28.3
Restaurant labor	33.0	33.0
Restaurant expenses	17.5	17.4
Marketing expenses	3.2	3.2
General and administrative expenses	4.6	5.1
Depreciation and amortization	4.0	3.9
Impairments and disposal of assets, net	—	—
Total operating costs and expenses	90.6%	90.8%
Operating income	9.4	9.2
Interest, net	0.5	0.6
Earnings before income taxes	8.9	8.5
Income tax expense (benefit)	0.9	0.3
Earnings from continuing operations	8.1%	8.2%
Quarter Ended August 25, 2019 Compared to Quarter Ended August 26, 2018

•	Food and beverage costs were flat as a percent of sales as a 0.8% impact from pricing and initiatives was offset by a 0.8% impact from unfavorable menu mix and inflation.

•	Restaurant labor costs were flat as a percent of sales as a 0.7% impact from pricing leverage and a 0.6% impact from improved productivity were offset by a 1.3% impact from inflation.

•
General and administrative expenses decreased as a percent of sales primarily driven by a 0.5% impact related to lower management incentive expense and market-driven expense on equity-based compensation and a 0.2% impact related to sales leverage.

INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 25, 2019 was 9.8 percent compared to an effective income tax rate of 4.0 percent for the quarter ended August 26, 2018. The effective income tax rate increased primarily due to fiscal 2019 favorable tax impacts associated with market-driven changes related to our equity-based compensation and tax benefits from stock-option exercises.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2020 were $1.2 million ($0.01 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2019 of $2.7 million ($0.02 per diluted share).
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

Our management uses segment profit as the measure for assessing performance of our segments. Beginning in fiscal 2020 we changed the allocation of non-cash real estate-related expenses from our operating segments to corporate. Fiscal 2019 segment profit has been restated to conform to the current year presentation.
The following table presents segment profit margin for the periods indicated.

	Three Months Ended
Segment	August 25, 2019	August 26, 2018	Change
Olive Garden	21.0%	20.6%	40	BP
LongHorn Steakhouse	16.5%	16.6%	(10)	BP
Fine Dining	14.9%	15.6%	(70)	BP
Other Business	14.1%	15.1%	(100)	BP
The increase in Olive Garden’s segment profit margin for the first quarter of fiscal 2020 was driven primarily by leveraging positive same-restaurant sales. The decrease in LongHorn Steakhouse’s segment profit margin for the first quarter of fiscal 2020 was driven primarily by food cost inflation, primarily beef. The decrease in Fine Dining’s segment profit margin for the first quarter of fiscal 2020 was driven primarily by new restaurant labor inefficiencies and incremental pre-opening expenses. The decrease in Other Business’ segment profit margin for the first quarter of fiscal 2020 was primarily driven by margin impact from negative same-restaurant sales.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 25, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of August 25, 2019, we had no outstanding balances under the Revolving Credit Agreement.
As of August 25, 2019, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 25, 2019, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $253.8 million for the first three months of fiscal 2020, from $206.4 million for the first three months of fiscal 2019. The increase was primarily due to the timing of payments of accounts payable and income taxes.
Net cash flows used in investing activities of continuing operations were $166.9 million for the first three months of fiscal 2020, compared to $109.2 million for the first three months of fiscal 2019. Capital expenditures increased to $117.1 million for the first three months of fiscal 2020 from $106.4 million for the first three months of fiscal 2019 reflecting an increase in new restaurant construction and remodel activity during fiscal 2020. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $37.0 million in the acquisition of Cheddar's Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $192.7 million for the first three months of fiscal 2020, compared to $92.4 million for the first three months of fiscal 2019. Net cash flows used in financing activities for the first three months of fiscal 2020 included dividends paid of $108.1 million and share repurchases of $94.8 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2019 reflected dividends paid of $93.0 million and share repurchases of $31.3 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.88 per share for the first three months of fiscal 2020, compared to $0.75 per share for the same period in fiscal 2019.
On September 18, 2019, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. Under the previous authorizations, during the quarter ended August 25, 2019, we repurchased 0.8 million shares of our common stock compared to 0.3 million shares of our common stock during the quarter ended August 26, 2018. As of August 25, 2019, of the 194.1 million cumulative shares repurchased under current and previous authorizations, 182.8 million shares were retired and restored to authorized but unissued shares of common stock.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe that our Revolving Credit Agreement and internal cash generating capabilities will be sufficient to finance our ongoing capital expenditures, dividends, stock repurchase program and other operating activities through fiscal 2020.
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2019 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of August 25, 2019, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.24 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $670.3 million as of August 25, 2019, compared to $892.6 million as of May 26, 2019. The decrease was due to a decrease in cash and cash equivalents primarily driven by the repurchase of our common stock during the first three months of fiscal 2020.
Our current liabilities totaled $1.55 billion as of August 25, 2019, compared to $1.47 billion as of May 26, 2019. The increase was primarily related to an increase in other current liabilities due to the operating lease liability recorded as a result of the adoption of the new lease accounting guidance.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 26, 2019.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2020, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 26, 2019, which are summarized as follows:

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	The inability to hire, train, reward and retain restaurant team members or an inability to adequately monitor and proactively respond to employee dissatisfaction;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

•	Insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•	The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;

•	Labor and insurance costs;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	Intense competition, or an insufficient focus on competition and the consumer landscape;

•	Changes in consumer preferences that may adversely affect demand for food at our restaurants;

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

•	The impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	Adverse weather conditions and natural disasters;

•	Volatility in the market value of derivatives we may use to hedge commodity and broader market prices;

•	Economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of our control;

•	Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit and increase pension plan expenses;

•	Risks associated with doing business with franchisees and licensees;

•	Risks associated with doing business with business partners and vendors in foreign markets;

•	Failure to protect our service marks or other intellectual property;

•	Impairment of the carrying value of our goodwill or other intangible assets;

•	Changes in tax laws or treaties and unanticipated tax liabilities; and

•	A failure of our internal controls over financial reporting and future changes in accounting standards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 25, 2019, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $37.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $86.8 million. The fair value of our long-term fixed-rate debt outstanding as of August 25, 2019, averaged $983.9 million, with a high of $1.02 billion and a low of $963.5 million during the first three months of fiscal 2020. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 25, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 25, 2019.
During the fiscal quarter ended August 25, 2019, in conjunction with our adoption of the new lease accounting guidance, we implemented a new lease accounting system and modified our related internal controls. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 13 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 26, 2019.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 25, 2019.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 27, 2019 through June 30, 2019	257,220	$119.11	257,220	$273.5
July 1, 2019 through July 28, 2019	174,525	$122.87	174,525	$252.1
July 29, 2019 through August 25, 2019	355,130	$120.15	355,130	$209.4
Total	786,875	$120.41	786,875	$209.4

(1)
All of the shares purchased during the quarter ended August 25, 2019 were purchased as part of our repurchase program. On September 18, 2019, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration, replaces all other outstanding share repurchase authorizations and eliminates the balance of shares available for repurchase remaining under the previous authorizations.

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

DARDEN RESTAURANTS, INC.

Dated:	October 1, 2019	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)