Form 10-Q
period 2019-11-24
DARDEN RESTAURANTS INC
filed 2020-01-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 16, 2019: 121,510,096.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, U.S. same-restaurant sales, capital expenditures and our annual effective tax rate in fiscal 2020 and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Sales	$2,056.4	$1,973.4	$4,190.3	$4,034.8
Costs and expenses:
Food and beverage	583.0	563.3	1,186.3	1,146.6
Restaurant labor	692.3	662.4	1,396.1	1,341.7
Restaurant expenses	375.6	361.0	748.0	718.9
Marketing expenses	66.3	58.0	135.0	124.5
General and administrative expenses	91.3	95.1	189.3	199.6
Depreciation and amortization	87.6	82.8	173.8	163.5
Impairments and disposal of assets, net	0.1	2.7	0.1	2.8
Total operating costs and expenses	$1,896.2	$1,825.3	$3,828.6	$3,697.6
Operating income	160.2	148.1	361.7	337.2
Interest, net	13.1	12.8	24.2	25.9
Other (income) expense, net	153.3	—	153.3	—
Earnings (loss) before income taxes	(6.2)	135.3	184.2	311.3
Income tax expense (benefit)	(31.6)	19.4	(13.0)	26.5
Earnings from continuing operations	$25.4	$115.9	$197.2	$284.8
Losses from discontinued operations, net of tax expense (benefit) of $(0.7), $0.7, $(0.9) and $(0.4), respectively	(0.7)	(0.3)	(1.9)	(3.0)
Net earnings	$24.7	$115.6	$195.3	$281.8
Basic net earnings per share:
Earnings from continuing operations	$0.21	$0.94	$1.61	$2.30
Losses from discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Net earnings	$0.20	$0.93	$1.59	$2.27
Diluted net earnings per share:
Earnings from continuing operations	$0.21	$0.92	$1.59	$2.26
Losses from discontinued operations	(0.01)	—	(0.02)	(0.02)
Net earnings	$0.20	$0.92	$1.57	$2.24
Average number of common shares outstanding:
Basic	122.2	123.9	122.5	123.9
Diluted	123.7	125.8	124.1	125.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Net earnings	$24.7	$115.6	$195.3	$281.8
Other comprehensive income (loss):
Foreign currency adjustment	5.5	0.2	5.5	0.6
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.1, $(0.1), $(0.1) and $(0.1), respectively	(2.7)	(2.3)	(5.6)	6.3
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial (loss) gain, net of taxes of $32.5, $0.0, $32.5 and $0.0, respectively, related to pension and other post-employment benefits	97.7	(0.2)	97.8	(0.4)
Other comprehensive income (loss)	$100.5	$(2.3)	$97.7	$6.5
Total comprehensive income	$125.2	$113.3	$293.0	$288.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 24, 2019	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157.3	$457.3
Receivables, net	56.8	88.3
Inventories	212.2	207.3
Prepaid income taxes	42.9	41.6
Prepaid expenses and other current assets	66.3	98.1
Total current assets	$535.5	$892.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,565.0 and $2,482.6, respectively	2,730.6	2,552.6
Operating lease right-of-use assets	4,029.0	—
Goodwill	1,199.4	1,183.7
Trademarks	950.8	950.8
Other assets	297.4	313.1
Total assets	$9,742.7	$5,892.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340.2	$332.6
Accrued payroll	137.1	175.3
Accrued income taxes	11.0	11.6
Other accrued taxes	60.8	54.2
Unearned revenues	390.3	428.5
Other current liabilities	618.1	471.9
Total current liabilities	$1,557.5	$1,474.1
Long-term debt	928.2	927.7
Deferred income taxes	182.1	156.9
Operating lease liabilities - non-current	4,306.2	—
Deferred rent	—	354.4
Other liabilities	495.0	587.1
Total liabilities	$7,469.0	$3,500.2
Stockholders’ equity:
Common stock and surplus	$1,690.0	$1,685.0
Retained earnings	584.5	806.6
Accumulated other comprehensive income (loss)	(0.5)	(98.2)
Unearned compensation	(0.3)	(0.8)
Total stockholders’ equity	$2,273.7	$2,392.6
Total liabilities and stockholders’ equity	$9,742.7	$5,892.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended November 24, 2019 and November 25, 2018
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at August 25, 2019	$1,692.9	$789.9	$—	$(101.0)	$(0.5)	$2,381.3
Net earnings	—	24.7	—	—	—	24.7
Other comprehensive income (loss)	—	—	—	100.5	—	100.5
Dividends declared ($0.88 per share)	—	(109.1)	—	—	—	(109.1)
Stock option exercises (0.0 shares)	1.6	—	—	—	—	1.6
Stock-based compensation	8.0	—	—	—	—	8.0
Repurchases of common stock (1.2 shares)	(16.3)	(119.8)	—	—	—	(136.1)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.0	—	—	—	—	2.0
Other	1.8	(1.2)	—	—	0.2	0.8
Balance at November 24, 2019	$1,690.0	$584.5	$—	$(0.5)	$(0.3)	$2,273.7

Balance at May 26, 2019	$1,685.0	$806.6	$—	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	195.3	—	—	—	195.3
Other comprehensive income (loss)	—	—	—	97.7	—	97.7
Dividends declared ($1.76 per share)	—	(217.5)	—	—	—	(217.5)
Stock option exercises (0.2 shares)	10.8	—	—	—	—	10.8
Stock-based compensation	15.6	—	—	—	—	15.6
Repurchases of common stock (2.0 shares)	(27.2)	(203.7)	—	—	—	(230.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.0	—	—	—	—	4.0
Other	1.8	3.8	—	—	0.5	6.1
Balance at November 24, 2019	$1,690.0	$584.5	$—	$(0.5)	$(0.3)	$2,273.7

Balance at August 26, 2018	$1,667.4	$693.5	$(7.8)	$(76.4)	$(1.5)	$2,275.2
Net earnings	—	115.6	—	—	—	115.6
Other comprehensive income (loss)	—	—	—	(2.3)	—	(2.3)
Dividends declared ($0.75 per share)	—	(93.1)	—	—	—	(93.1)
Stock option exercises (0.2 shares)	6.8	—	—	—	—	6.8
Stock-based compensation	7.2	—	—	—	—	7.2
Repurchases of common stock (0.6 shares)	(7.5)	(53.5)	—	—	—	(61.0)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.6	—	—	—	0.4	2.0
Other	—	—	—	—	(0.1)	(0.1)
Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3

Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	281.8	—	—	—	281.8
Other comprehensive income (loss)	—	—	—	6.5	—	6.5
Dividends declared ($1.50 per share)	—	(186.6)	—	—	—	(186.6)
Stock option exercises (0.9 shares)	38.4	—	—	—	—	38.4
Stock-based compensation	12.8	—	—	—	—	12.8
Repurchases of common stock (0.9 shares)	(11.6)	(80.7)	—	—	—	(92.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	3.3	—	—	—	0.4	3.7
Other	0.7	(9.6)	—	—	0.1	(8.8)
Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 24, 2019	November 25, 2018
Cash flows—operating activities
Net earnings	$195.3	$281.8
Losses from discontinued operations, net of tax	1.9	3.0
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	173.8	163.5
Impairments and disposal of assets, net	0.1	2.8
Stock-based compensation expense	28.0	31.6
Change in current assets and liabilities	(86.8)	(90.0)
Contributions to pension and postretirement plans	(13.1)	(0.9)
Deferred income taxes	(8.4)	10.8
Change in deferred rent	—	18.7
Change in other assets and liabilities	6.8	3.2
Pension settlement charge	147.1	—
Other, net	(1.6)	9.4
Net cash provided by operating activities of continuing operations	$443.1	$433.9
Cash flows—investing activities
Purchases of land, buildings and equipment	(256.5)	(233.0)
Proceeds from disposal of land, buildings and equipment	4.3	0.8
Cash used in business acquisitions, net of cash acquired	(37.0)	—
Purchases of capitalized software and other assets	(10.8)	(11.5)
Other, net	(9.7)	1.9
Net cash used in investing activities of continuing operations	$(309.7)	$(241.8)
Cash flows—financing activities
Proceeds from issuance of common stock	14.8	41.7
Dividends paid	(215.7)	(186.0)
Repurchases of common stock	(230.9)	(92.3)
Proceeds from issuance of short-term debt	—	132.0
Repayments of short-term debt	—	(87.0)
Principal payments on capital and financing leases	(2.5)	(3.2)
Other, net	0.5	0.1
Net cash used in financing activities of continuing operations	$(433.8)	$(194.7)
Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	0.4	(4.6)
Net cash provided by (used in) discontinued operations	$0.4	$(4.6)

Decrease in cash and cash equivalents	(300.0)	(7.2)
Cash and cash equivalents - beginning of period	457.3	146.9
Cash and cash equivalents - end of period	$157.3	$139.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 24, 2019	November 25, 2018
Cash flows from changes in current assets and liabilities
Receivables, net	7.3	3.2
Inventories	(4.8)	(4.1)
Prepaid expenses and other current assets	(5.0)	(9.9)
Accounts payable	(5.2)	10.5
Accrued payroll	(38.2)	(37.7)
Prepaid/accrued income taxes	(1.9)	(0.4)
Other accrued taxes	6.4	0.2
Unearned revenues	(38.2)	(28.5)
Other current liabilities	(7.2)	(23.3)
Change in current assets and liabilities	$(86.8)	$(90.0)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of November 24, 2019, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 33 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America and the Middle East.
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
On July 29, 2019, we completed the acquisition of five Cheddar's Scratch Kitchen restaurants (four operating and one closed) and certain assets and liabilities from WOW Food Concepts, LLC, an existing franchisee. The acquisition was funded with cash on hand for $37.8 million in total consideration, of which $19.0 million was allocated to land, buildings and equipment. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	November 24, 2019	May 26, 2019
Unearned revenues
Deferred gift card revenue	$412.4	$453.6
Deferred gift card discounts	(23.4)	(26.4)
Other	1.3	1.3
Total	$390.3	$428.5

Other liabilities
Deferred franchise fees - non-current	$3.6	$3.9
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Beginning balance	$410.2	$404.3	$453.6	$443.1
Activations	127.4	133.7	243.8	251.6
Redemptions and breakage	(125.2)	(126.4)	(285.0)	(283.1)
Ending balance	$412.4	$411.6	$412.4	$411.6

Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 24, 2019	November 25, 2018
Interest, net of amounts capitalized	$26.8	$24.9
Income taxes, net of refunds	(4.7)	12.3

Non-cash investing activities are as follows:	Six Months Ended
(in millions)	November 24, 2019	November 25, 2018
Increase in land, buildings and equipment through accrued purchases	$50.9	$51.3

Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 24, 2019 was a 509.7 percent benefit compared to an effective income tax rate expense of 14.3 percent for the quarter ended November 25, 2018. The effective income tax rate for continuing operations for the six months ended November 24, 2019 was a 7.1 percent benefit compared to an effective income tax rate expense of 8.5 percent for the six months ended November 25, 2018. The effective income tax rate change for the quarter and six months ended November 24, 2019 was primarily due to lower earnings before income taxes for fiscal 2020 driven primarily by a pension settlement charge recorded during the quarter ended November 24, 2019.
Included in our remaining balance of unrecognized tax benefits is $11.0 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Anti-dilutive stock-based compensation awards	0.7	0.4	0.5	0.2

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 24, 2019
Sales	$1,023.6	$447.3	$154.8	$430.7	$—	$2,056.4
Restaurant and marketing expenses	833.3	375.4	124.4	383.0	1.1	1,717.2
Segment profit	$190.3	$71.9	$30.4	$47.7	$(1.1)	$339.2

Depreciation and amortization	$36.0	$17.0	$8.1	$24.5	$2.0	$87.6
Impairments and disposal of assets, net	0.4	1.2	—	—	(1.5)	0.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 24, 2019
Sales	$2,113.8	$897.5	$291.1	$887.9	$—	$4,190.3
Restaurant and marketing expenses	1,694.6	751.1	240.4	775.8	3.5	3,465.4
Segment profit	$419.2	$146.4	$50.7	$112.1	$(3.5)	$724.9

Depreciation and amortization	$72.1	$33.8	$15.9	$48.5	$3.5	$173.8
Impairments and disposal of assets, net	1.8	1.2	—	—	(2.9)	0.1
Purchases of land, buildings and equipment	112.1	41.7	35.5	64.0	3.2	256.5

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 25, 2018
Sales	$998.1	$412.6	$146.7	$416.0	$—	$1,973.4
Restaurant and marketing expenses	814.6	345.5	117.8	365.0	1.8	1,644.7
Segment profit	$183.5	$67.1	$28.9	$51.0	$(1.8)	$328.7

Depreciation and amortization	$34.7	$16.8	$7.2	$22.6	$1.5	$82.8
Impairments and disposal of assets, net	2.4	0.3	—	—	—	2.7

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 25, 2018
Sales	$2,050.1	$842.9	$276.7	$865.1	$—	$4,034.8
Restaurant and marketing expenses	1,649.6	704.3	227.6	746.1	4.1	3,331.7
Segment profit	$400.5	$138.6	$49.1	$119.0	$(4.1)	$703.1

Depreciation and amortization	$68.3	$33.5	$14.4	$44.5	$2.8	$163.5
Impairments and disposal of assets, net	2.5	0.3	—	—	—	2.8
Purchases of land, buildings and equipment	96.3	38.3	17.9	78.7	1.8	233.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Segment profit	$339.2	$328.7	$724.9	$703.1
Less general and administrative expenses	(91.3)	(95.1)	(189.3)	(199.6)
Less depreciation and amortization	(87.6)	(82.8)	(173.8)	(163.5)
Less impairments and disposal of assets, net	(0.1)	(2.7)	(0.1)	(2.8)
Less interest, net	(13.1)	(12.8)	(24.2)	(25.9)
Less other (income) expense, net	(153.3)	—	(153.3)	—
Earnings (loss) before income taxes	$(6.2)	$135.3	$184.2	$311.3

Note 7.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Restaurant impairments	$1.7	$2.6	$3.1	$2.7
Disposal (gains) losses	(1.0)	0.1	(2.4)	0.1
Other	(0.6)	—	(0.6)	—
Impairments and disposal of assets, net	$0.1	$2.7	$0.1	$2.8

Restaurant impairments for the quarter and six months ended November 24, 2019 were primarily related to underperforming restaurants. Disposal (gains) losses were related to a sale-leaseback, disposal of closed locations, and sale of liquor licenses. Other was related to a lease revaluation.
Note 8.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and six months ended November 24, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 25, 2019	$(1.0)	$6.1	$(106.1)	$(101.0)
Gain (loss)	5.5	(3.0)	(12.7)	(10.2)
Reclassification realized in net earnings	—	0.3	110.4	110.7
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)

Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(5.1)	(12.7)	(12.3)
Reclassification realized in net earnings	—	(0.5)	110.5	110.0
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter and six months ended November 25, 2018 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 26, 2018	$(1.2)	$12.0	$(87.2)	$(76.4)
Gain (loss)	0.2	(2.3)	—	(2.1)
Reclassification realized in net earnings	—	—	(0.2)	(0.2)
Balance at November 25, 2018	$(1.0)	$9.7	$(87.4)	$(78.7)

Balances at May 27, 2018	$(1.6)	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.6	11.4	—	12.0
Reclassification realized in net earnings	—	(5.1)	(0.4)	(5.5)
Balance at November 25, 2018	$(1.0)	$9.7	$(87.4)	$(78.7)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Derivatives
Commodity contracts	(1)	$(0.2)	$0.2	$(0.6)	$0.4
Equity contracts	(2)	—	—	1.0	4.9
Interest rate contracts	(3)	(0.1)	(0.1)	(0.1)	(0.1)
Total before tax		$(0.3)	$0.1	$0.3	$5.2
Tax (expense) benefit		—	(0.1)	0.2	(0.1)
Net of tax		$(0.3)	$—	$0.5	$5.1

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(147.9)	$(0.7)	$(148.8)	$(1.3)
Recognized net actuarial gain - other plans	(5)	0.8	0.9	1.6	1.7
Total before tax		$(147.1)	$0.2	$(147.2)	$0.4
Tax (expense) benefit		36.7	—	36.7	—
Net of tax		$(110.4)	$0.2	$(110.5)	$0.4

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 11 for additional details.

(2)	For fiscal 2020, included in general and administrative expenses. For fiscal 2019, included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

(3)	Included in interest, net on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses and other (income) expense, net. See Note 9 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Interest cost	$1.6	$2.2	$3.2	$4.6
Expected return on plan assets	(2.0)	(2.8)	(4.0)	(5.6)
Pension settlement expense	147.1	—	147.1	—
Recognized net actuarial loss	0.8	0.7	1.7	1.3
Net periodic benefit cost	$147.5	$0.1	$148.0	$0.3

	Postretirement Benefit Plan
	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Interest cost	$0.1	$0.2	$0.3	$0.4
Amortization of unrecognized prior service credit	(1.1)	(1.2)	(2.3)	(2.4)
Recognized net actuarial loss	0.3	0.4	0.7	0.8
Net periodic benefit credit	$(0.7)	$(0.6)	$(1.3)	$(1.2)

In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  Plan participants who had not yet begun receiving their benefit payments were provided the opportunity to receive their full accrued benefits from plan assets by either (i) electing immediate lump sum distributions or annuities or (ii) deferring commencement of their benefits to a later date. Deferred benefits have been transferred to a third-party annuity provider. During the second quarter of fiscal 2020, we made a funding contribution of approximately $12.2 million to fully fund the benefit obligation. In November of fiscal 2020 the benefit obligation to plan participants was settled, resulting in a pre-tax pension settlement charge of $147.1 million.
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

	Stock Options Granted
	Six Months Ended
	November 24, 2019	November 25, 2018
Weighted-average fair value	$19.94	$18.78
Dividend yield	3.0%	3.2%
Expected volatility of stock	22.5%	22.6%
Risk-free interest rate	1.9%	2.9%
Expected option life (in years)	6.3	6.4
Weighted-average exercise price per share	$124.24	$107.05

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	Six Months Ended
	November 24, 2019	November 25, 2018
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	23.1%	23.4%
Risk-free interest rate	1.8%	2.7%
Expected option life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$124.41	$115.07

(1)	Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended November 24, 2019.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.60	0.28	0.60	1.20
Awards granted	0.31	0.06	0.18	0.19
Awards exercised/vested	(0.25)	(0.04)	(0.22)	(0.28)
Awards forfeited	—	(0.01)	(0.01)	(0.04)
Outstanding end of period	2.66	0.29	0.55	1.07

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Stock options	$1.5	$1.3	$2.8	$2.5
Restricted stock/restricted stock units	1.7	1.7	3.5	3.0
Equity-settled performance stock units	3.9	3.5	7.7	6.0
Cash-settled Darden stock units	5.8	6.5	12.4	18.8
Employee stock purchase plan	0.5	0.4	0.9	0.7
Director compensation program/other	0.4	0.3	0.7	0.6
Total stock-based compensation expense	$13.8	$13.7	$28.0	$31.6

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 24, 2019, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 24, 2019			November 24, 2019	May 26, 2019	November 24, 2019	May 26, 2019
Equity forwards:
Designated	0.3	$101.59	$34.2	$0.7	$—	$—	$0.3
Not designated	0.5	$82.77	$43.0	1.1	—	—	0.5
Total equity forwards				$1.8	$—	$—	$0.8
Commodity contracts	N/A	N/A	$5.7	$—	$0.1	$0.4	$0.1
Total derivative contracts				$1.8	$0.1	$0.4	$0.9

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Three Months Ended		Three Months Ended		Three Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Equity (1)(2)	$(3.3)	$(2.8)	$—	$—	$0.1	$(0.3)
Commodity (3)	0.4	0.6	(0.2)	0.2	—	—
Interest rate (4)	—	—	(0.1)	(0.1)	—	—
Total	$(2.9)	$(2.2)	$(0.3)	$0.1	$0.1	$(0.3)

	Amount of Gain (Loss) Recognized in AOCI (effective portion)		Amount of Gain (Loss) Reclassified from AOCI to Earnings (effective portion)		Amount of Gain (Loss) Recognized in Earnings (ineffective portion)
	Six Months Ended		Six Months Ended		Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Equity (1)(2)	$(4.3)	$11.0	$1.0	$4.9	$(0.1)	$(0.3)
Commodity (3)	(1.0)	0.5	(0.6)	0.4	—	—
Interest rate (4)	—	—	(0.1)	(0.1)	—	—
Total	$(5.3)	$11.5	$0.3	$5.2	$(0.1)	$(0.3)

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

(4)	Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Food and beverage costs and restaurant expenses	$—	$—	$0.3	$—
Restaurant labor expenses	—	0.3	—	7.3
General and administrative expenses	(1.2)	(0.2)	(0.6)	10.2
Total	$(1.2)	$0.1	$(0.3)	$17.5

Based on the fair value of our derivative instruments designated as cash flow hedges as of November 24, 2019, we expect to reclassify $0.9 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 24, 2019 and May 26, 2019.

Items Measured at Fair Value at November 24, 2019
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.4)	$—	$(0.4)	$—
Equity forwards	(2)	$1.8	$—	$1.8	$—
Total		$1.4	$—	$1.4	$—

Items Measured at Fair Value at May 26, 2019
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(2)	$(0.8)	$—	$(0.8)	$—
Total		$(0.8)	$—	$(0.8)	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of November 24, 2019, was $928.2 million and $993.2 million, respectively. The carrying value and fair value of long-term debt as of May 26, 2019, was $927.7 million and $955.7 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of November 24, 2019, long-lived assets held and used with a carrying amount of $3.0 million related to two underperforming restaurants and one held-for-sale restaurant, were determined to have no fair value resulting in an impairment of $3.0 million. As of May 26, 2019, long-lived assets held and used with a carrying amount of $21.7 million, primarily related to seven underperforming restaurants, were determined to have a fair value of $2.5 million resulting in an impairment charge of $19.2 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 24, 2019 and May 26, 2019, we had $67.4 million and $75.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 24, 2019 and May 26, 2019, we had $25.0 million and $21.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of November 24, 2019 and May 26, 2019, we had $143.2 million and $151.6 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 24, 2019 and May 26, 2019, amounted to $116.8 million and $123.2 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2034.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense in the consolidated statement of earnings are as follows:

	Three Months Ended	Six Months Ended
(in millions)	November 24, 2019	November 24, 2019
Operating lease expense	$98.8	$196.6
Finance lease expense
Amortization of leased assets	2.1	3.6
Interest on lease liabilities	4.0	7.3
Variable lease expense	1.4	2.9
Total lease expense	$106.3	$210.4

The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	November 24, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$4,029.0
Finance lease right-of-use assets	Land, buildings and equipment, net	188.0
Total lease assets, net		$4,217.0

Operating lease liabilities - current	Other current liabilities	$152.1
Finance lease liabilities - current	Other current liabilities	6.8
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,306.2
Finance lease liabilities - non-current	Other liabilities	320.8
Total lease liabilities		$4,785.9

Supplemental cash flow information related to leases:

Six Months Ended
(in millions)	November 24, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$182.0
Operating cash flows from finance leases	7.3
Financing cash flows from finance leases	2.5
Right-of-use assets obtained in exchange for new operating lease liabilities	106.6
Right-of-use assets obtained in exchange for new finance lease liabilities	139.3

The weighted-average remaining lease terms and discount rates as of November 24, 2019 are as follows:

	November 24, 2019
(in millions)	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate (1)
Operating leases	17.2	4.2%
Finance leases	19.4	5.0%

(1)
We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The annual maturities of our lease liabilities as of November 24, 2019 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
Six months ended May 31, 2020	$185.4	$11.5
2021	377.9	24.9
2022	379.9	25.1
2023	384.0	25.6
2024	386.4	25.9
2025	390.9	26.1
Thereafter	4,448.2	391.3
Total future lease commitments (1)	$6,552.7	$530.4
Less imputed interest	(2,094.4)	(202.8)
Present value of lease liabilities (2)	$4,458.3	$327.6

(1)	Of the $6.55 billion of total future operating lease commitments and $530.4 million of total future finance lease commitments, $2.99 billion and $307.0 million, respectively, are noncancelable.

(2)	Excludes approximately $182.7 million of net present value of lease payments related to 36 real estate leases signed, but not yet commenced.

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

Note 15. Subsequent Events
On December 18, 2019, the Board of Directors declared a cash dividend of $0.88 per share to be paid February 3, 2020 to all shareholders of record as of the close of business on January 10, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and six months ended November 24, 2019 and November 25, 2018.

	Three Months Ended			Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	% Chg	November 24, 2019	November 25, 2018	% Chg
Sales	$2,056.4	$1,973.4	4.2%	$4,190.3	$4,034.8	3.9%
Costs and expenses:
Food and beverage	583.0	563.3	3.5	1,186.3	1,146.6	3.5
Restaurant labor	692.3	662.4	4.5	1,396.1	1,341.7	4.1
Restaurant expenses	375.6	361.0	4.0	748.0	718.9	4.0
Marketing expenses	66.3	58.0	14.3	135.0	124.5	8.4
General and administrative expenses	91.3	95.1	(4.0)	189.3	199.6	(5.2)
Depreciation and amortization	87.6	82.8	5.8	173.8	163.5	6.3
Impairments and disposal of assets, net	0.1	2.7	(96.3)	0.1	2.8	(96.4)
Total costs and expenses	$1,896.2	$1,825.3	3.9	$3,828.6	$3,697.6	3.5
Operating income	160.2	148.1	8.2	361.7	337.2	7.3
Interest, net	13.1	12.8	2.3	24.2	25.9	(6.6)
Other (income) expense, net	153.3	—	NM	153.3	—	NM
Earnings (loss) before income taxes	(6.2)	135.3	NM	184.2	311.3	(40.8)
Income tax expense (benefit) (1)	(31.6)	19.4	NM	(13.0)	26.5	NM
Earnings from continuing operations	$25.4	$115.9	(78.1)	$197.2	$284.8	(30.8)
Losses from discontinued operations, net of tax	(0.7)	(0.3)	NM	(1.9)	(3.0)	NM
Net earnings	$24.7	$115.6	(78.6)%	$195.3	$281.8	(30.7)%
Diluted net earnings per share:
Earnings from continuing operations	$0.21	$0.92	(77.2)%	$1.59	$2.26	(29.6)%
Losses from discontinued operations	(0.01)	—	NM	(0.02)	(0.02)	NM
Net earnings	$0.20	$0.92	(78.3)%	$1.57	$2.24	(29.9)%

(1) Effective tax rate	NM	14.3%		(7.1)%	8.5%
NM- Not meaningful. Percentage increases and decreases over 100 percent were not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2020, compared with the number open at the end of fiscal 2019 and the end of the second quarter of fiscal 2019.

	November 24, 2019	May 26, 2019	November 25, 2018
Olive Garden (1)	867	866	858
LongHorn Steakhouse	518	514	510
Cheddar’s Scratch Kitchen (2)	166	161	158
Yard House	79	79	75
The Capital Grille (3)	59	58	58
Seasons 52	45	44	42
Bahama Breeze	42	42	41
Eddie V’s	23	21	20
Total	1,799	1,785	1,762

(1)	Includes six locations in Canada.

(2)	Includes four restaurants acquired on July 29, 2019.

(3)	Includes one The Capital Burger restaurant.
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.06 billion and $4.19 billion for the second quarter and first six months of fiscal 2020, compared to $1.97 billion and $4.03 billion for the second quarter and first six months of fiscal 2019. The increases of 4.2 percent and 3.9 percent in sales for the second quarter and first six months of fiscal 2020 were driven by revenue from the addition of 37 net new company-owned restaurants since the second quarter of fiscal 2019 and combined Darden same-restaurant sales increase of 2.0 percent and 1.5 percent for the second quarter and first six months of fiscal 2020.
For the second quarter of fiscal 2020, our net earnings from continuing operations were $25.4 million compared to $115.9 million for the second quarter of fiscal 2019, and our diluted net earnings per share from continuing operations were $0.21 for the second quarter of fiscal 2020 compared to $0.92 for the second quarter of fiscal 2019. For the first six months of fiscal 2020, our net earnings from continuing operations were $197.2 million compared to $284.8 million for the first six months of fiscal 2019, and our diluted net earnings per share from continuing operations were $1.59 for the first six months of fiscal 2020 compared to $2.26 for the first six months of fiscal 2019. Our diluted per share results from continuing operations for the second quarter and first six months of fiscal 2020 were adversely impacted by approximately $0.90 due to a pension settlement charge and approximately $0.01 due to an international structure simplification.
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

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 24, 2019	November 25, 2018	% Chg	SRS (1)	November 24, 2019	November 25, 2018	% Chg	SRS (1)
Olive Garden	$1,023.6	$998.1	2.6%	1.5%	$2,113.8	$2,050.1	3.1%	1.9%
LongHorn Steakhouse	$447.3	$412.6	8.4%	6.7%	$897.5	$842.9	6.5%	4.7%
Cheddar’s Scratch Kitchen	$159.2	$152.8	4.2%	(1.2)%	$324.9	$321.8	1.0%	(3.4)%
Yard House	$152.9	$143.3	6.7%	0.7%	$312.3	$292.5	6.8%	(0.7)%
The Capital Grille	$116.3	$112.5	3.4%	1.8%	$217.2	$210.6	3.1%	1.5%
Seasons 52	$60.6	$59.2	2.4%	(3.5)%	$118.5	$116.0	2.2%	(3.8)%
Bahama Breeze	$51.9	$52.8	(1.7)%	(3.4)%	$118.4	$118.7	(0.3)%	(3.9)%
Eddie V’s	$38.5	$34.2	12.6%	0.5%	$73.9	$66.1	11.8%	0.8%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increases for the second quarter and first six months of fiscal 2020 were primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2020 resulted from a 2.7 percent increase in average check partially offset by a 1.2 percent decrease in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first six months of fiscal 2020 resulted from a 2.9 percent increase in average check offset by a 1.0 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the second quarter and first six months of fiscal 2020 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2020 resulted from a 3.5 percent increase in average check combined with a 3.2 percent increase in same-restaurant guest counts. The increase in U.S. Same-restaurant sales for the first six months of fiscal 2020 resulted from a 3.0 percent increase in average check combined with a 1.7 percent increase in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s generated sales for the second quarter and first six months of fiscal 2020, which were approximately 4.5 percent and 3.5 percent above last fiscal year’s second quarter and first six months, respectively. The sales increases for the second quarter and first six months of fiscal 2020 were primarily driven by the incremental sales from new restaurants. Sales growth for the second quarter of fiscal 2020 also reflected same-restaurant sales increases at Yard House, The Capital Grille and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Bahama Breeze and Seasons 52. Sales growth for the first six months of fiscal 2020 also reflected same-restaurant sales increases at The Capital Grille and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze and Seasons 52.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and six months ended November 24, 2019 and November 25, 2018.

	Three Months Ended		Six Months Ended
	November 24, 2019	November 25, 2018	November 24, 2019	November 25, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.4	28.5	28.3	28.4
Restaurant labor	33.7	33.6	33.3	33.3
Restaurant expenses	18.3	18.3	17.9	17.8
Marketing expenses	3.2	2.9	3.2	3.1
General and administrative expenses	4.4	4.8	4.5	4.9
Depreciation and amortization	4.3	4.2	4.1	4.1
Impairments and disposal of assets, net	—	0.1	—	0.1
Total operating costs and expenses	92.2%	92.5%	91.4%	91.6%
Operating income	7.8	7.5	8.6	8.4
Interest, net	0.6	0.6	0.6	0.6
Other (income) expense, net	7.5	—	3.7	—
Earnings (loss) before income taxes	(0.3)	6.9	4.4	7.7
Income tax expense	(1.5)	1.0	(0.3)	0.7
Earnings from continuing operations	1.2%	5.9%	4.7	7.1
Quarter Ended November 24, 2019 Compared to Quarter Ended November 25, 2018

•
Food and beverage costs decreased as a percent of sales primarily due to a 0.8% impact from pricing and cost savings initiatives partially offset by a 0.7% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation partially offset by a 0.7% impact from price leverage, a 0.3% impact from sales leverage related to favorable menu mix and a 0.2% impact from improved productivity.

•
Marketing expenses increased as a percent of sales primarily resulting from a shift in the timing of marketing expenses at LongHorn Steakhouse due to promotional changes and increased media spending at Cheddar’s Scratch Kitchen.

•	General and administrative expenses decreased as a percent of sales primarily driven by a 0.2% impact related to lower management incentive expense and a 0.2% impact related to sales leverage.
Six Months Ended November 24, 2019 Compared to Six Months Ended November 25, 2018

•
Food and beverage costs decreased as a percent of sales primarily due to a 1.0% impact from pricing and cost savings initiatives partially offset by a 0.9% impact from unfavorable menu mix and inflation.

•
Restaurant labor costs were flat as a percent of sales as a 0.7% impact from price leverage, a 0.3% impact from sales leverage related to favorable menu mix and a 0.2% impact from improved productivity were offset by a 1.3% impact from inflation.

•	General and administrative expenses decreased as a percent of sales primarily driven by a 0.2% impact related to lower management incentive expense and a 0.2% impact related to sales leverage.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $153.3 million of expense for the second quarter and first six months of fiscal 2020 compared with $0.0 for the second quarter and first six months of fiscal 2019. The expense increase was primarily due to a pre-tax pension settlement charge resulting from the termination of our primary non-contributory defined benefit pension plan.

INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 24, 2019 was a 509.7 percent benefit compared to an effective income tax rate expense of 14.3 percent for the quarter ended November 25, 2018. The effective income tax rate for continuing operations for the six months ended November 24, 2019 was a 7.1 percent benefit compared to an effective income tax rate expense of 8.5 percent for the six months ended November 25, 2018. The effective income tax rate change for the quarter and six months ended November 24, 2019 was primarily due to lower earnings before income taxes for fiscal 2020 driven primarily by a pension settlement charge recorded during the quarter ended November 24, 2019.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2020 were $0.7 million ($0.01 per diluted share) and $1.9 million ($0.02 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2019 of $0.3 million ($0.00 per diluted share) and $3.0 million ($0.02 per diluted share).
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
The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Six Months Ended
Segment	November 24, 2019	November 25, 2018	Change		November 24, 2019	November 25, 2018	Change
Olive Garden	18.6%	18.4%	20	BP	19.8%	19.5%	30	BP
LongHorn Steakhouse	16.1%	16.3%	(20)	BP	16.3%	16.4%	(10)	BP
Fine Dining	19.6%	19.7%	(10)	BP	17.4%	17.7%	(30)	BP
Other Business	11.1%	12.3%	(120)	BP	12.6%	13.8%	(120)	BP
The increase in Olive Garden’s segment profit margin for the second quarter and first six months of fiscal 2020 was driven primarily by leveraging positive same-restaurant sales. The decrease in LongHorn Steakhouse’s segment profit margin for the second quarter and first six months of fiscal 2020 was due to food cost inflation, primarily beef, as well as a shift in the timing of media spend as a result of promotional changes. The decrease in Fine Dining’s segment profit margin for the second quarter and first six months of fiscal 2020 was driven primarily by new restaurant labor inefficiencies and incremental pre-opening expenses. The decrease in Other Business’ segment profit margin for the second quarter and first six months of fiscal 2020 was driven by incremental marking expense, primarily at Cheddar’s Scratch Kitchen and margin impact from negative same-restaurant sales.
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
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 24, 2019, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of November 24, 2019, we had no outstanding balances under the Revolving Credit Agreement.
As of November 24, 2019, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 24, 2019, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $443.1 million for the first six months of fiscal 2020, from $433.9 million for the first six months of fiscal 2019.
Net cash flows used in investing activities of continuing operations were $309.7 million for the first six months of fiscal 2020, compared to $241.8 million for the first six months of fiscal 2019. Capital expenditures increased to $256.5 million for the first six months of fiscal 2020 from $233.0 million for the first six months of fiscal 2019 reflecting an increase in new restaurant construction and remodel activity during fiscal 2020. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $37.0 million in the acquisition of Cheddar's Scratch Kitchen restaurants from an existing franchisee.
Net cash flows used in financing activities of continuing operations were $433.8 million for the first six months of fiscal 2020, compared to $194.7 million for the first six months of fiscal 2019. Net cash flows used in financing activities for the first six months of fiscal 2020 included share repurchases of $230.9 million and dividends paid of $215.7 million. Net cash flows used in financing activities for the first six months of fiscal 2019 reflected dividends paid of $186.0 million and share repurchases of $92.3 million partially offset by net proceeds from the issuance of short-term debt of $45.0 million and proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.76 per share for the first six months of fiscal 2020, compared to $1.50 per share for the same period in fiscal 2019.
On September 18, 2019, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter and six months ended November 24, 2019, we repurchased 1.2 million and 2.0 million shares of our common stock, respectively, compared to 0.6 million and 0.9 million shares of our common stock, respectively, during the quarter and six months ended November 25, 2018. As of November 24, 2019, of the 195.3 million cumulative shares repurchased under current and previous authorizations, 184.0 million shares were retired and restored to authorized but unissued shares of common stock.
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
It is possible that changes in circumstances existing as of our annual impairment test on the first day of the fourth quarter of fiscal 2019 or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, could result in an impairment loss of a portion or all of our goodwill or trademarks. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our credit agreement would increase. If such leverage ratio were to exceed the maximum permitted under our credit agreement, we would be in default under our credit agreement. As of November 24, 2019, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.10 billion would have been required to cause our leverage ratio to exceed the permitted maximum. Due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $535.5 million as of November 24, 2019, compared to $892.6 million as of May 26, 2019. The decrease was primarily due to a decrease in cash and cash equivalents primarily driven by the repurchase of our common stock and by dividends paid.
Our current liabilities totaled $1.56 billion as of November 24, 2019, compared to $1.47 billion as of May 26, 2019. The increase was primarily related to an increase in other current liabilities due to the operating lease liability recorded as a result of the adoption of the new lease accounting guidance, partially offset by a decrease in unearned revenues associated with gift card redemptions in excess of gift card sales as well as a decrease in accrued payroll related to the payment of annual incentive compensation.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 24, 2019, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $35.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $87.6 million. The fair value of our long-term fixed-rate debt outstanding as of November 24, 2019, averaged $992.4 million, with a high of $1.02 billion and a low of $963.5 million during the first six months of fiscal 2020. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 24, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 24, 2019.
During the first quarter of fiscal 2020, in conjunction with our adoption of the new lease accounting guidance, we implemented a new lease accounting system and modified our related internal controls. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 24, 2019.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 26, 2019 through September 29, 2019	158,121	$120.92	158,121	$481.4
September 30, 2019 through October 27, 2019	599,337	$112.90	599,337	$413.7
October 28, 2019 through November 24, 2019	209,595	$113.06	209,595	$390.0
Total	967,053	$115.45	967,053	$390.0

(1)
All of the shares purchased during the quarter ended November 24, 2019 were purchased as part of our repurchase program. On September 18, 2019, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration, replaces the previously existing share repurchase authorization and eliminates the balance of approximately $183.3 million available for repurchase remaining under the previous authorization.

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

DARDEN RESTAURANTS, INC.

Dated:	January 2, 2020	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)