Form 10-Q
period 2020-02-23
DARDEN RESTAURANTS INC
filed 2020-03-31
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 16, 2020: 120,823,455.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan”, “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The most significant of these uncertainties are described in Darden’s Form 10-K, Form 10-Q (including this report) and Form 8-K reports.

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Sales	$2,346.5	$2,246.5	$6,536.8	$6,281.3
Costs and expenses:
Food and beverage	658.0	638.0	1,844.3	1,784.6
Restaurant labor	753.8	711.4	2,149.9	2,053.1
Restaurant expenses	396.7	379.5	1,144.7	1,098.4
Marketing expenses	71.6	62.4	206.6	186.9
General and administrative expenses	100.3	102.8	289.6	302.4
Depreciation and amortization	87.7	85.3	261.5	248.8
Impairments and disposal of assets, net	0.1	1.6	0.2	4.4
Total operating costs and expenses	$2,068.2	$1,981.0	$5,896.8	$5,678.6
Operating income	278.3	265.5	640.0	602.7
Interest, net	13.2	12.4	37.4	38.3
Other (income) expense, net	—	—	153.3	—
Earnings (loss) before income taxes	265.1	253.1	449.3	564.4
Income tax expense	31.8	28.0	18.8	54.5
Earnings from continuing operations	$233.3	$225.1	$430.5	$509.9
Losses from discontinued operations, net of tax benefit of $0.7, $0.8, $1.6 and $1.3, respectively	(1.0)	(1.5)	(2.9)	(4.5)
Net earnings	$232.3	$223.6	$427.6	$505.4
Basic net earnings per share:
Earnings from continuing operations	$1.92	$1.83	$3.53	$4.12
Losses from discontinued operations	—	(0.02)	(0.03)	(0.03)
Net earnings	$1.92	$1.81	$3.50	$4.09
Diluted net earnings per share:
Earnings from continuing operations	$1.90	$1.80	$3.48	$4.06
Losses from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Net earnings	$1.89	$1.79	$3.46	$4.02
Average number of common shares outstanding:
Basic	121.3	123.3	122.1	123.7
Diluted	122.8	125.0	123.7	125.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Net earnings	$232.3	$223.6	$427.6	$505.4
Other comprehensive income (loss):
Foreign currency adjustment	—	(0.3)	5.5	0.3
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $(0.1), $(0.1) and $(0.1), respectively	0.7	(1.9)	(4.9)	4.4
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial (loss) gain, net of taxes of $(0.1), $0.0, $32.3 and $0.0, respectively, related to pension and other post-employment benefits	(0.6)	(0.1)	97.2	(0.5)
Other comprehensive income (loss)	$0.1	$(2.3)	$97.8	$4.2
Total comprehensive income	$232.4	$221.3	$525.4	$509.6
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 23, 2020	May 26, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321.7	$457.3
Receivables, net	51.2	88.3
Inventories	229.6	207.3
Prepaid income taxes	19.6	41.6
Prepaid expenses and other current assets	63.9	98.1
Total current assets	$686.0	$892.6
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,615.5 and $2,482.6, respectively	2,794.9	2,552.6
Operating lease right-of-use assets	4,030.4	—
Goodwill	1,205.5	1,183.7
Trademarks	950.8	950.8
Other assets	305.7	313.1
Total assets	$9,973.3	$5,892.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360.1	$332.6
Accrued payroll	155.2	175.3
Accrued income taxes	5.4	11.6
Other accrued taxes	52.2	54.2
Unearned revenues	475.7	428.5
Other current liabilities	634.5	471.9
Total current liabilities	$1,683.1	$1,474.1
Long-term debt	928.5	927.7
Deferred income taxes	188.5	156.9
Operating lease liabilities - non-current	4,317.4	—
Deferred rent	—	354.4
Other liabilities	514.6	587.1
Total liabilities	$7,632.1	$3,500.2
Stockholders’ equity:
Common stock and surplus	$1,693.0	$1,685.0
Retained earnings	648.6	806.6
Accumulated other comprehensive income (loss)	(0.4)	(98.2)
Unearned compensation	—	(0.8)
Total stockholders’ equity	$2,341.2	$2,392.6
Total liabilities and stockholders’ equity	$9,973.3	$5,892.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended February 23, 2020 and February 24, 2019
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at November 24, 2019	$1,690.0	$584.5	$—	$(0.5)	$(0.3)	$2,273.7
Net earnings	—	232.3	—	—	—	232.3
Other comprehensive income (loss)	—	—	—	0.1	—	0.1
Dividends declared ($0.88 per share)	—	(107.4)	—	—	—	(107.4)
Stock option exercises (0.1 shares)	0.7	—	—	—	—	0.7
Stock-based compensation	8.7	—	—	—	—	8.7
Repurchases of common stock (0.6 shares)	(8.6)	(60.8)	—	—	—	(69.4)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.2	—	—	—	—	2.2
Other	—	—	—	—	0.3	0.3
Balance at February 23, 2020	$1,693.0	$648.6	$—	$(0.4)	$—	$2,341.2

Balance at May 26, 2019	$1,685.0	$806.6	$—	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	427.6	—	—	—	427.6
Other comprehensive income (loss)	—	—	—	97.8	—	97.8
Dividends declared ($2.64 per share)	—	(324.9)	—	—	—	(324.9)
Stock option exercises (0.3 shares)	11.5	—	—	—	—	11.5
Stock-based compensation	24.3	—	—	—	—	24.3
Repurchases of common stock (2.6 shares)	(35.8)	(264.5)	—	—	—	(300.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	6.2	—	—	—	—	6.2
Other	1.8	3.8	—	—	0.8	6.4
Balance at February 23, 2020	$1,693.0	$648.6	$—	$(0.4)	$—	$2,341.2

Balance at November 25, 2018	$1,675.5	$662.5	$(7.8)	$(78.7)	$(1.2)	$2,250.3
Net earnings	—	223.6	—	—	—	223.6
Other comprehensive income (loss)	—	—	—	(2.3)	—	(2.3)
Dividends declared ($0.75 per share)	—	(93.6)	—	—	—	(93.6)
Stock option exercises (0.0 shares)	1.8	—	—	—	—	1.8
Stock-based compensation	7.2	—	—	—	—	7.2
Repurchases of common stock (0.7 shares)	(9.6)	(64.1)	—	—	—	(73.7)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	1.9	—	—	—	0.4	2.3
Other	—	—	—	—	0.1	0.1
Balance at February 24, 2019	$1,676.8	$728.4	$(7.8)	$(81.0)	$(0.7)	$2,315.7

Balance at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	505.4	—	—	—	505.4
Other comprehensive income (loss)	—	—	—	4.2	—	4.2
Dividends declared ($2.25 per share)	—	(280.2)	—	—	—	(280.2)
Stock option exercises (0.9 shares)	40.2	—	—	—	—	40.2
Stock-based compensation	20.0	—	—	—	—	20.0
Repurchases of common stock (1.6 shares)	(21.2)	(144.8)	—	—	—	(166.0)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.2	—	—	—	0.8	6.0
Other	0.7	(9.6)	—	—	0.2	(8.7)
Balance at February 24, 2019	$1,676.8	$728.4	$(7.8)	$(81.0)	$(0.7)	$2,315.7
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 23, 2020	February 24, 2019
Cash flows—operating activities
Net earnings	$427.6	$505.4
Losses from discontinued operations, net of tax	2.9	4.5
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	261.5	248.8
Impairments and disposal of assets, net	0.2	4.4
Stock-based compensation expense	42.6	45.3
Change in current assets and liabilities	50.2	59.3
Contributions to pension and postretirement plans	(14.0)	(1.3)
Deferred income taxes	(1.9)	15.9
Change in deferred rent	—	26.5
Change in other assets and liabilities	14.7	5.7
Pension settlement charge	147.1	—
Other, net	(8.5)	5.5
Net cash provided by operating activities of continuing operations	$922.4	$920.0
Cash flows—investing activities
Purchases of land, buildings and equipment	(374.5)	(346.9)
Proceeds from disposal of land, buildings and equipment	4.3	12.7
Cash used in business acquisitions, net of cash acquired	(50.1)	—
Purchases of capitalized software and other assets	(16.9)	(17.4)
Other, net	(10.2)	1.9
Net cash used in investing activities of continuing operations	$(447.4)	$(349.7)
Cash flows—financing activities
Proceeds from issuance of common stock	17.7	45.4
Dividends paid	(322.3)	(278.4)
Repurchases of common stock	(300.3)	(166.0)
Proceeds from issuance of short-term debt	—	137.5
Repayments of short-term debt	—	(137.5)
Principal payments on capital and financing leases	(3.8)	(4.9)
Other, net	0.6	0.1
Net cash used in financing activities of continuing operations	$(608.1)	$(403.8)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(2.5)	(10.5)
Net cash used in discontinued operations	$(2.5)	$(10.5)

Increase (decrease) in cash and cash equivalents	(135.6)	156.0
Cash and cash equivalents - beginning of period	457.3	146.9
Cash and cash equivalents - end of period	$321.7	$302.9

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 23, 2020	February 24, 2019
Cash flows from changes in current assets and liabilities
Receivables, net	12.8	16.5
Inventories	(22.1)	(4.2)
Prepaid expenses and other current assets	(2.1)	(5.8)
Accounts payable	20.7	26.3
Accrued payroll	(20.1)	(14.2)
Prepaid/accrued income taxes	15.7	17.9
Other accrued taxes	(2.1)	(6.1)
Unearned revenues	47.1	54.6
Other current liabilities	0.3	(25.7)
Change in current assets and liabilities	$50.2	$59.3

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of February 23, 2020, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 31 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America and the Middle East.
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
On July 29, 2019, we completed the acquisition of five Cheddar's Scratch Kitchen restaurants (four operating and one closed) and certain assets and liabilities from an existing franchisee. The acquisition was funded with cash on hand for $37.8 million in total consideration, of which approximately $19.0 million was allocated to land, buildings and equipment. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition.
On December 2, 2019, we completed the acquisition of two Cheddar's Scratch Kitchen restaurants and certain assets and liabilities from two existing franchisees. The acquisition was funded with cash on hand for $14.0 million in total consideration, of which approximately $7.0 million was allocated to land, buildings and equipment. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition.
Pro-forma financial information of the combined entities for periods prior to the acquisitions is not presented due to the immaterial impact, both individually and in the aggregate, of the financial results of the acquired restaurants on our consolidated financial statements.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	February 23, 2020	May 26, 2019
Unearned revenues
Deferred gift card revenue	$505.4	$453.6
Deferred gift card discounts	(31.1)	(26.4)
Other	1.4	1.3
Total	$475.7	$428.5

Other liabilities
Deferred franchise fees - non-current	$2.3	$3.9
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Beginning balance	$412.4	$411.6	$453.6	$443.1
Activations	362.7	363.5	606.5	615.1
Redemptions and breakage	(269.7)	(273.3)	(554.7)	(556.4)
Ending balance	$505.4	$501.8	$505.4	$501.8

Note 3.Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019
Interest, net of amounts capitalized	$40.2	$37.1
Income taxes, net of refunds	1.1	15.0

Non-cash investing activities are as follows:	Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019
Increase in land, buildings and equipment through accrued purchases	$44.7	$37.5

Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended February 23, 2020 was 12.0 percent compared to an effective income tax rate of 11.1 percent for the quarter ended February 24, 2019. The effective income tax rate for continuing operations for the nine months ended February 23, 2020 was 4.2 percent compared to an effective income tax rate of 9.7 percent for the nine months ended February 24, 2019. The effective income tax rate increase for the quarter ended February 23, 2020 was primarily due to higher earnings before income taxes. The effective income tax rate decrease for the

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

nine months ended February 23, 2020 was primarily due to lower earnings before income taxes for fiscal 2020 driven primarily by a pension settlement charge.
Included in our remaining balance of unrecognized tax benefits is $5.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Anti-dilutive stock-based compensation awards	0.7	0.4	0.6	0.3

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 23, 2020
Sales	$1,169.3	$510.7	$188.4	$478.1	$—	$2,346.5
Restaurant and marketing expenses	922.6	406.1	141.7	408.6	1.1	1,880.1
Segment profit	$246.7	$104.6	$46.7	$69.5	$(1.1)	$466.4

Depreciation and amortization	$35.3	$17.1	$8.0	$24.7	$2.6	$87.7
Impairments and disposal of assets, net	0.6	0.5	—	—	(1.0)	0.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 23, 2020
Sales	$3,283.0	$1,408.2	$479.4	$1,366.2	$—	$6,536.8
Restaurant and marketing expenses	2,617.1	1,157.2	381.9	1,184.6	4.7	5,345.5
Segment profit	$665.9	$251.0	$97.5	$181.6	$(4.7)	$1,191.3

Depreciation and amortization	$107.4	$50.9	$23.9	$73.2	$6.1	$261.5
Impairments and disposal of assets, net	2.4	1.7	—	—	(3.9)	0.2
Purchases of land, buildings and equipment	164.1	61.8	50.5	93.4	4.7	374.5

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 24, 2019
Sales	$1,130.2	$483.2	$174.5	$458.6	$—	$2,246.5
Restaurant and marketing expenses	884.6	385.9	131.1	389.4	0.3	1,791.3
Segment profit	$245.6	$97.3	$43.4	$69.2	$(0.3)	$455.2

Depreciation and amortization	$35.5	$17.2	$7.5	$23.8	$1.3	$85.3
Impairments and disposal of assets, net	2.2	—	—	—	(0.6)	1.6

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 24, 2019
Sales	$3,180.3	$1,326.2	$451.2	$1,323.6	$—	$6,281.3
Restaurant and marketing expenses	2,534.2	1,090.2	358.7	1,135.5	4.4	5,123.0
Segment profit	$646.1	$236.0	$92.5	$188.1	$(4.4)	$1,158.3

Depreciation and amortization	$103.8	$50.6	$21.8	$68.3	$4.3	$248.8
Impairments and disposal of assets, net	4.6	0.3	—	—	(0.5)	4.4
Purchases of land, buildings and equipment	146.1	50.5	31.2	116.3	2.8	346.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Segment profit	$466.4	$455.2	$1,191.3	$1,158.3
Less general and administrative expenses	(100.3)	(102.8)	(289.6)	(302.4)
Less depreciation and amortization	(87.7)	(85.3)	(261.5)	(248.8)
Less impairments and disposal of assets, net	(0.1)	(1.6)	(0.2)	(4.4)
Less interest, net	(13.2)	(12.4)	(37.4)	(38.3)
Less other (income) expense, net	—	—	(153.3)	—
Earnings (loss) before income taxes	$265.1	$253.1	$449.3	$564.4

Note 7.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Restaurant impairments	$1.1	$2.1	$4.2	$4.8
Disposal (gains) losses	—	(0.7)	(2.4)	(0.6)
Other	(1.0)	0.2	(1.6)	0.2
Impairments and disposal of assets, net	$0.1	$1.6	$0.2	$4.4

Restaurant impairments for the quarter and nine months ended February 23, 2020 and February 24, 2019 were primarily related to underperforming restaurants. Disposal gains for the nine months ended February 23, 2020 were related to a sale-leaseback, disposal of closed locations, and sale of liquor licenses. Disposal gains for the quarter and nine months ended February 24, 2019 were related to the sale of excess land parcels. Other for the quarter and nine months ended February 23, 2020 was related to lease revaluations.
Note 8.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 23, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)
Gain (loss)	—	0.2	—	0.2
Reclassification realized in net earnings	—	0.5	(0.6)	(0.1)
Balance at February 23, 2020	$4.5	$4.1	$(9.0)	$(0.4)

Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(4.9)	(12.7)	(12.1)
Reclassification realized in net earnings	—	—	109.9	109.9
Balance at February 23, 2020	$4.5	$4.1	$(9.0)	$(0.4)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 24, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 25, 2018	$(1.0)	$9.7	$(87.4)	$(78.7)
Gain (loss)	(0.3)	(1.5)	—	(1.8)
Reclassification realized in net earnings	—	(0.4)	(0.1)	(0.5)
Balance at February 24, 2019	$(1.3)	$7.8	$(87.5)	$(81.0)

Balances at May 27, 2018	$(1.6)	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.3	9.9	—	10.2
Reclassification realized in net earnings	—	(5.5)	(0.5)	(6.0)
Balance at February 24, 2019	$(1.3)	$7.8	$(87.5)	$(81.0)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Derivatives
Commodity contracts	(1)	$(0.5)	$0.5	$(1.1)	$0.9
Equity contracts	(2)	—	—	1.0	4.9
Interest rate contracts	(3)	—	—	(0.1)	(0.1)
Total before tax		$(0.5)	$0.5	$(0.2)	$5.7
Tax (expense) benefit		—	(0.1)	0.2	(0.2)
Net of tax		$(0.5)	$0.4	$—	$5.5

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.1)	$(0.6)	$(148.9)	$(1.9)
Recognized net actuarial gain - other plans	(5)	0.8	0.7	2.4	2.4
Total before tax		$0.7	$0.1	$(146.5)	$0.5
Tax (expense) benefit		(0.1)	—	36.6	—
Net of tax		$0.6	$0.1	$(109.9)	$0.5

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 11 for additional details.

(2)	For fiscal 2020, included in general and administrative expenses. For fiscal 2019, included in restaurant labor costs and general and administrative expenses. See Note 11 for additional details.

(3)	Included in interest, net on our consolidated statements of earnings.

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Retirement Plans
Components of net periodic benefit cost are as follows:

	Defined Benefit Plans
	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Interest cost	$—	$2.4	$3.2	$7.0
Expected return on plan assets	—	(2.8)	(4.0)	(8.4)
Pension settlement expense	—	—	147.1	—
Recognized net actuarial loss	0.1	0.6	1.8	1.9
Net periodic benefit cost	$0.1	$0.2	$148.1	$0.5

	Postretirement Benefit Plan
	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Interest cost	$0.2	$0.2	$0.5	$0.6
Amortization of unrecognized prior service credit	(1.2)	(1.2)	(3.5)	(3.6)
Recognized net actuarial loss	0.4	0.4	1.1	1.2
Net periodic benefit credit	$(0.6)	$(0.6)	$(1.9)	$(1.8)

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

	Stock Options Granted
	Nine Months Ended
	February 23, 2020	February 24, 2019
Weighted-average fair value	$19.94	$18.78
Dividend yield	3.0%	3.2%
Expected volatility of stock	22.5%	22.6%
Risk-free interest rate	1.9%	2.9%
Expected option life (in years)	6.3	6.4
Weighted-average exercise price per share	$124.24	$107.05

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	Nine Months Ended
	February 23, 2020	February 24, 2019
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	23.1%	23.4%
Risk-free interest rate	1.8%	2.7%
Expected option life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$124.41	$115.07

(1)	Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 23, 2020.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.60	0.28	0.60	1.20
Awards granted	0.31	0.07	0.18	0.19
Awards exercised/vested	(0.26)	(0.06)	(0.22)	(0.28)
Awards forfeited	(0.01)	(0.01)	(0.01)	(0.06)
Outstanding end of period	2.64	0.28	0.55	1.05

We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Stock options	$1.7	$1.2	$4.5	$3.7
Restricted stock/restricted stock units	2.2	1.7	5.7	4.7
Equity-settled performance stock units	4.0	3.5	11.7	9.5
Cash-settled Darden stock units	5.9	6.5	18.3	25.3
Employee stock purchase plan	0.4	0.4	1.3	1.1
Director compensation program/other	0.4	0.4	1.1	1.0
Total stock-based compensation expense	$14.6	$13.7	$42.6	$45.3

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 23, 2020, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through April 2021.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2024. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts have net cash settlement terms and net settle every three months. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 23, 2020			February 23, 2020	May 26, 2019	February 23, 2020	May 26, 2019
Equity forwards:
Designated	0.3	$103.03	$29.8	$0.2	$—	$—	$0.3
Not designated	0.6	$83.61	$47.4	0.3	—	—	0.5
Total equity forwards				$0.5	$—	$—	$0.8
Commodity contracts	N/A	N/A	$15.6	$—	$0.1	$0.7	$0.1
Total derivative contracts				$0.5	$0.1	$0.7	$0.9

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Equity (1)(2)	$0.8	$(1.4)	$—	$—
Commodity (3)	(0.8)	(0.1)	(0.5)	0.5
Interest rate (4)	—	—	—	—
Total	$—	$(1.5)	$(0.5)	$0.5

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Nine Months Ended		Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Equity (1)(2)	$(3.5)	$9.6	$1.0	$4.9
Commodity (3)	(1.8)	0.4	(1.1)	0.9
Interest rate (4)	—	—	(0.1)	(0.1)
Total	$(5.3)	$10.0	$(0.2)	$5.7

(1)	In fiscal 2020, location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.

(2)	In fiscal 2019, location of the gain (loss) reclassified from AOCI to earnings is restaurant labor expenses and general and administrative expenses.

(3)	Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.

(4)	Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Food and beverage costs and restaurant expenses	$—	$—	$0.3	$—
Restaurant labor expenses	—	0.8	—	8.1
General and administrative expenses	2.4	0.7	1.8	10.9
Total	$2.4	$1.5	$2.1	$19.0

Based on the fair value of our derivative instruments designated as cash flow hedges as of February 23, 2020, we expect to reclassify $0.2 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 23, 2020 and May 26, 2019.

Items Measured at Fair Value at February 23, 2020
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.7)	$—	$(0.7)	$—
Equity forwards	(2)	0.5	—	0.5	—
Total		$(0.2)	$—	$(0.2)	$—

Items Measured at Fair Value at May 26, 2019
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(2)	$(0.8)	$—	$(0.8)	$—
Total		$(0.8)	$—	$(0.8)	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of February 23, 2020, was $928.5 million and $1.04 billion, respectively. The carrying value and fair value of long-term debt as of May 26, 2019, was $927.7 million and $955.7 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, is determined based on appraisals or sales prices of comparable assets and estimates of future cash flows. As of February 23, 2020, long-lived assets held and used with a carrying amount of $3.7 million related to four underperforming restaurants, were determined to have a fair value of $0.1 million resulting in an impairment charge of $3.6 million. As of May 26, 2019, long-lived assets held and used with a carrying amount of $21.7 million, primarily related to seven underperforming restaurants, were determined to have a fair value of $2.5 million resulting in an impairment charge of $19.2 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 23, 2020 and May 26, 2019, we had $67.4 million and $75.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 23, 2020 and May 26, 2019, we had $24.8 million and $21.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of February 23, 2020 and May 26, 2019, we had $133.0 million and $151.6 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 23, 2020 and May 26, 2019, amounted to $108.9 million and $123.2 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2020 through fiscal 2034.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease expense in the consolidated statement of earnings are as follows:

	Three Months Ended	Nine Months Ended
(in millions)	February 23, 2020	February 23, 2020
Operating lease expense	$99.6	$296.2
Finance lease expense
Amortization of leased assets	2.5	6.1
Interest on lease liabilities	4.2	11.5
Variable lease expense	2.3	5.2
Total lease expense	$108.6	$319.0

The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	February 23, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$4,030.4
Finance lease right-of-use assets	Land, buildings and equipment, net	213.4
Total lease assets, net		$4,243.8

Operating lease liabilities - current	Other current liabilities	$160.1
Finance lease liabilities - current	Other current liabilities	6.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,317.4
Finance lease liabilities - non-current	Other liabilities	344.1
Total lease liabilities		$4,828.3

Supplemental cash flow information related to leases:

Nine Months Ended
(in millions)	February 23, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$277.1
Operating cash flows from finance leases	11.5
Financing cash flows from finance leases	3.8
Right-of-use assets obtained in exchange for new operating lease liabilities	164.5
Right-of-use assets obtained in exchange for new finance lease liabilities	166.2

The weighted-average remaining lease terms and discount rates as of February 23, 2020 are as follows:

	February 23, 2020
(in millions)	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate (1)
Operating leases	17.1	4.2%
Finance leases	20.3	4.8%

(1)
We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of February 23, 2020 are as follows:

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)
Fiscal Year	Operating Leases	Finance Leases
Three months ended May 31, 2020	$93.4	$5.9
2021	379.8	25.1
2022	383.4	25.5
2023	387.7	26.0
2024	390.2	26.3
2025	394.9	26.8
Thereafter	4,514.3	433.0
Total future lease commitments (1)	$6,543.7	$568.6
Less imputed interest	(2,066.2)	(217.8)
Present value of lease liabilities (2)	$4,477.5	$350.8

(1)	Of the $6.54 billion of total future operating lease commitments and $568.6 million of total future finance lease commitments, $2.95 billion and $317.8 million, respectively, are noncancelable.

(2)	Excludes approximately $185.9 million of net present value of lease payments related to 38 real estate leases signed, but not yet commenced.

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

Note 15. Subsequent Events
In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency and resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as individuals are being encouraged to practice social distancing, reduced restaurant seating capacity and other restrictions mandated by state and local governments. As of March 20, 2020, we have closed the dining rooms in all of our restaurants and almost all continue to operate on a “To Go” only or, for some restaurants, “To Go plus delivery” model. We have been in discussions with our major suppliers and currently have not experienced disruptions in our supply chain. Given the level of volatility and uncertainty surrounding the future impact of the COVID-19 outbreak, measures taken to control its spread, the broader US economy and any specific impact on our financial results, our Board of Directors has suspended the quarterly cash dividend and intends to review our dividend policy as developments warrant. Additionally, to secure our liquidity position and provide financial flexibility given uncertain

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market conditions we have fully drawn on our $750.0 million Revolving Credit Agreement and suspended our current share repurchase activity.
Given the present uncertainty surrounding the global economy due to the COVID-19 outbreak, including but not limited to stock price volatility in general, the volatility of our stock price as well as our competitors, declining sales at our restaurants and the challenging environment for the restaurant industry, it is possible that non-cash impairments could be identified in our assets, including goodwill. However, the likelihood or the amount of an impairment charge cannot be reasonably estimated at this time.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and nine months ended February 23, 2020 and February 24, 2019.

	Three Months Ended			Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	% Chg	February 23, 2020	February 24, 2019	% Chg
Sales	$2,346.5	$2,246.5	4.5%	$6,536.8	$6,281.3	4.1%
Costs and expenses:
Food and beverage	658.0	638.0	3.1	1,844.3	1,784.6	3.3
Restaurant labor	753.8	711.4	6.0	2,149.9	2,053.1	4.7
Restaurant expenses	396.7	379.5	4.5	1,144.7	1,098.4	4.2
Marketing expenses	71.6	62.4	14.7	206.6	186.9	10.5
General and administrative expenses	100.3	102.8	(2.4)	289.6	302.4	(4.2)
Depreciation and amortization	87.7	85.3	2.8	261.5	248.8	5.1
Impairments and disposal of assets, net	0.1	1.6	(93.8)	0.2	4.4	(95.5)
Total costs and expenses	$2,068.2	$1,981.0	4.4	$5,896.8	$5,678.6	3.8
Operating income	278.3	265.5	4.8	640.0	602.7	6.2
Interest, net	13.2	12.4	6.5	37.4	38.3	(2.3)
Other (income) expense, net	—	—	—	153.3	—	—
Earnings (loss) before income taxes	265.1	253.1	4.7	449.3	564.4	(20.4)
Income tax expense (1)	31.8	28.0	13.6	18.8	54.5	(65.5)
Earnings from continuing operations	$233.3	$225.1	3.6	$430.5	$509.9	(15.6)
Losses from discontinued operations, net of tax	(1.0)	(1.5)	NM	(2.9)	(4.5)	NM
Net earnings	$232.3	$223.6	3.9%	$427.6	$505.4	(15.4)%
Diluted net earnings per share:
Earnings from continuing operations	$1.90	$1.80	5.6%	$3.48	$4.06	(14.3)%
Losses from discontinued operations	(0.01)	(0.01)	NM	(0.02)	(0.04)	NM
Net earnings	$1.89	$1.79	5.6%	$3.46	$4.02	(13.9)%

(1) Effective tax rate	12.0%	11.1%		4.2%	9.7%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2020, compared with the number open at the end of fiscal 2019 and the end of the third quarter of fiscal 2019.

	February 23, 2020	May 26, 2019	February 24, 2019
Olive Garden	870	866	860
LongHorn Steakhouse	522	514	512
Cheddar’s Scratch Kitchen (1)	169	161	159
Yard House	81	79	78
The Capital Grille (2)	60	58	58
Seasons 52	45	44	43
Bahama Breeze	42	42	42
Eddie V’s	23	21	20
Total	1,812	1,785	1,772

(1)	Includes four restaurants acquired on July 29, 2019 and two restaurants acquired on December 2, 2019.

(2)	Includes two The Capital Burger restaurants in fiscal 2020 and one in fiscal 2019.

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
Our sales from continuing operations were $2.35 billion and $6.54 billion for the third quarter and first nine months of fiscal 2020, compared to $2.25 billion and $6.28 billion for the third quarter and first nine months of fiscal 2019. The increases of 4.5 percent and 4.1 percent in sales for the third quarter and first nine months of fiscal 2020 were driven by revenue from the addition of 40 net new company-owned restaurants since the third quarter of fiscal 2019 and combined Darden same-restaurant sales increase of 2.3 percent and 1.8 percent for the third quarter and first nine months of fiscal 2020.
For the third quarter of fiscal 2020, our net earnings from continuing operations were $233.3 million compared to $225.1 million for the third quarter of fiscal 2019, and our diluted net earnings per share from continuing operations were $1.90 for the third quarter of fiscal 2020 compared to $1.80 for the third quarter of fiscal 2019. For the first nine months of fiscal 2020, our net earnings from continuing operations were $430.5 million compared to $509.9 million for the first nine months of fiscal 2019, and our diluted net earnings per share from continuing operations were $3.48 for the first nine months of fiscal 2020 compared to $4.06 for the first nine months of fiscal 2019. Our diluted per share results from continuing operations for the first nine months of fiscal 2020 were adversely impacted by approximately $0.90 due to a pension settlement charge and approximately $0.01 due to an international structure simplification.
Recent Developments
In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency and resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as individuals are being encouraged to practice social distancing, reduced restaurant seating capacity and other restrictions mandated by state and local governments. As of March 20, 2020, we have closed the dining rooms in all of our restaurants and almost all continue to operate on a “To Go” only or, for some restaurants, “To Go plus delivery” model. We have been in discussions with our major suppliers and currently have not experienced disruptions in our supply chain. In response to the current conditions, our Board of Directors has suspended the quarterly cash dividend and intends to review our dividend policy as developments warrant. Additionally, to secure our liquidity position and provide financial flexibility given uncertain market conditions we have fully drawn on our $750.0 million Revolving Credit Agreement and suspended our current share repurchase activity. See the subsection below entitled "Liquidity and Capital Resources" for further details.
Outlook
Given the level of volatility and uncertainty surrounding the future impact of the COVID-19 outbreak, measures taken to control its spread, the broader US economy and any specific impact on our financial results, we have withdrawn our full year financial outlook for fiscal 2020.

SALES
The following table presents our sales by brand for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 23, 2020	February 24, 2019	% Chg	SRS (1)	February 23, 2020	February 24, 2019	% Chg	SRS (1)
Olive Garden	$1,169.3	$1,130.2	3.5%	2.1%	$3,283.0	$3,180.3	3.2%	1.9%
LongHorn Steakhouse	$510.7	$483.2	5.7%	3.9%	$1,408.2	$1,326.2	6.2%	4.4%
Cheddar’s Scratch Kitchen	$174.9	$166.8	4.9%	(1.6)%	$499.9	$488.6	2.3%	(2.7)%
Yard House	$164.1	$154.8	6.0%	1.8%	$476.4	$447.3	6.5%	0.2%
The Capital Grille	$142.0	$134.3	5.7%	4.2%	$359.1	$344.9	4.1%	2.5%
Seasons 52	$75.3	$70.6	6.7%	3.0%	$193.8	$186.6	3.9%	(1.3)%
Bahama Breeze	$57.6	$57.5	0.2%	(0.5)%	$176.0	$176.2	(0.1)%	(2.6)%
Eddie V’s	$46.4	$40.2	15.4%	3.9%	$120.3	$106.3	13.2%	2.0%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increases for the third quarter and first nine months of fiscal 2020 were primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2020 resulted from a 1.9 percent increase in average check combined with a 0.2 percent increase in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the first nine months of fiscal 2020 resulted from a 2.5 percent increase in average check partially offset by a 0.6 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increases for the third quarter and first nine months of fiscal 2020 were primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2020 resulted from a 2.3 percent increase in average check combined with a 1.6 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the first nine months of fiscal 2020 resulted from a 2.7 percent increase in average check combined with a 1.7 percent increase in same-restaurant guest counts.
In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s generated sales for the third quarter and first nine months of fiscal 2020, which were approximately 5.8 percent and 4.3 percent above last fiscal year’s third quarter and first nine months, respectively. The sales increases for the third quarter and first nine months of fiscal 2020 were primarily driven by the incremental sales from new restaurants. Sales growth for the third quarter of fiscal 2020 also reflected same-restaurant sales increases at Yard House, The Capital Grille, Seasons 52 and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen and Bahama Breeze. Sales growth for the first nine months of fiscal 2020 also reflected same-restaurant sales increases at Yard House, The Capital Grille and Eddie V’s partially offset by same-restaurant sales decreases at Cheddar’s Scratch Kitchen, Bahama Breeze and Seasons 52.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and nine months ended February 23, 2020 and February 24, 2019.

	Three Months Ended		Nine Months Ended
	February 23, 2020	February 24, 2019	February 23, 2020	February 24, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.0	28.4	28.2	28.4
Restaurant labor	32.1	31.7	32.9	32.7
Restaurant expenses	16.9	16.9	17.5	17.5
Marketing expenses	3.1	2.8	3.2	3.0
General and administrative expenses	4.3	4.6	4.4	4.8
Depreciation and amortization	3.7	3.8	4.0	4.0
Impairments and disposal of assets, net	—	0.1	—	0.1
Total operating costs and expenses	88.1%	88.2%	90.2%	90.4%
Operating income	11.9	11.8	9.8	9.6
Interest, net	0.6	0.6	0.6	0.6
Other (income) expense, net	—	—	2.3	—
Earnings (loss) before income taxes	11.3	11.3	6.9	9.0
Income tax expense	1.4	1.2	0.3	0.9
Earnings from continuing operations	9.9%	10.0%	6.6%	8.1%
Quarter Ended February 23, 2020 Compared to Quarter Ended February 24, 2019

•
Food and beverage costs decreased as a percent of sales primarily due to a 1.0% impact from pricing and cost savings initiatives partially offset by a 0.6% impact from unfavorable menu mix and inflation.

•	Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation partially offset by a 0.8% impact from price leverage.

•	Marketing expenses increased as a percent of sales primarily resulting from increased media spending at Olive Garden and Cheddar’s Scratch Kitchen.

•	General and administrative expenses decreased as a percent of sales primarily due to sales leverage.
Nine Months Ended February 23, 2020 Compared to Nine Months Ended February 24, 2019

•
Food and beverage costs decreased as a percent of sales primarily due to a 1.1% impact from pricing and cost savings initiatives partially offset by a 0.9% impact from unfavorable menu mix and inflation.

•	Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation partially offset by a 0.7% impact from price leverage and a 0.3% impact from improved productivity.

•	Marketing expenses increased as a percent of sales primarily resulting from increased media spending at Cheddar’s Scratch Kitchen.

•	General and administrative expenses decreased as a percent of sales primarily driven by a 0.2% impact related to sales leverage and a 0.1% impact related to lower management incentive expense.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $0.0 for the third quarter and $153.3 million of expense for the first nine months of fiscal 2020 compared with $0.0 for the third quarter and first nine months of fiscal 2019. The expense increase for the first nine months of fiscal 2020 was primarily due to a pre-tax pension settlement charge resulting from the termination of our primary non-contributory defined benefit pension plan.

INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended February 23, 2020 was 12.0 percent compared to an effective income tax rate of 11.1 percent for the quarter ended February 24, 2019. The effective income tax rate for continuing operations for the nine months ended February 23, 2020 was 4.2 percent compared to an effective income tax rate of 9.7 percent for the nine months ended February 24, 2019. The effective income tax rate increase for the quarter ended February 23, 2020 was primarily due to higher earnings before income taxes. The effective income tax rate decrease for the nine months ended February 23, 2020 was primarily due to lower earnings before income taxes for fiscal 2020 driven primarily by a pension settlement charge.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the third quarter and first nine months of fiscal 2020 were $1.0 million ($0.01 per diluted share) and $2.9 million ($0.02 per diluted share) compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2019 of $1.5 million ($0.01 per diluted share) and $4.5 million ($0.04 per diluted share).
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
The following table presents segment profit margin for the periods indicated.

	Three Months Ended				Nine Months Ended
Segment	February 23, 2020	February 24, 2019	Change		February 23, 2020	February 24, 2019	Change
Olive Garden	21.1%	21.7%	(60)	BP	20.3%	20.3%	—	BP
LongHorn Steakhouse	20.5%	20.1%	40	BP	17.8%	17.8%	—	BP
Fine Dining	24.8%	24.9%	(10)	BP	20.3%	20.5%	(20)	BP
Other Business	14.5%	15.1%	(60)	BP	13.3%	14.2%	(90)	BP
The decrease in Olive Garden’s segment profit margin for the third quarter of fiscal 2020 was driven primarily by increased labor costs due to inflation as well as incremental marketing expense, primarily related to television media. Olive Garden’s segment profit margin for the first nine months of fiscal 2020 was flat compared to prior year. The increase in LongHorn Steakhouse’s segment profit margin for the third quarter of fiscal 2020 was driven primarily by leveraging positive same-restaurant sales. LongHorn Steakhouse’s segment profit margin for the first nine months of fiscal 2020 was flat compared to prior year driven primarily by leveraging positive same-restaurant sales, offset by increased food and beverage costs due to promotional changes. The decrease in Fine Dining’s segment profit margin for the third quarter and first nine months of fiscal 2020 was driven primarily by new restaurant labor inefficiencies and incremental pre-opening expenses. The decrease in Other Business’ segment profit margin for the third quarter and first nine months of fiscal 2020 was driven by incremental marketing expense, primarily at Cheddar’s Scratch Kitchen and margin impact from negative same-restaurant sales.
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

LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 60 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, all of our restaurants are currently operating at reduced capacities due to the COVID-19 outbreak and may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at these reduced capacities. Accordingly, in response to the current conditions, we have suspended our dividend until further notice, and to secure our liquidity position and provide financial flexibility, we have drawn $750.0 million from our Revolving Credit Agreement (see below for additional information) and suspended our current share repurchase activity. We may also continue to pursue additional liquidity alternatives with our relationship banks as conditions warrant.
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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 23, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0 percent for base rate loans. As of February 23, 2020, we had no outstanding balances under the Revolving Credit Agreement.
As noted above, on March 17, 2020, we provided notice to the lenders to borrow the full $750.0 million available under the Revolving Credit Agreement. The applicable interest rate for this loan is currently 1.773 percent. We may use the proceeds from the Revolving Credit Agreement borrowing for working capital, ongoing operating needs and general corporate purposes.
As of February 23, 2020, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 23, 2020, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $922.4 million for the first nine months of fiscal 2020, from $920.0 million for the first nine months of fiscal 2019.
Net cash flows used in investing activities of continuing operations were $447.4 million for the first nine months of fiscal 2020, compared to $349.7 million for the first nine months of fiscal 2019. Capital expenditures increased to $374.5 million for the first nine months of fiscal 2020 from $346.9 million for the first nine months of fiscal 2019 reflecting an increase in new restaurant construction and remodel activity during fiscal 2020. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $50.1 million in the acquisition of Cheddar's Scratch Kitchen restaurants from existing franchisees.
Net cash flows used in financing activities of continuing operations were $608.1 million for the first nine months of fiscal 2020, compared to $403.8 million for the first nine months of fiscal 2019. Net cash flows used in financing activities for the first nine months of fiscal 2020 included share repurchases of $300.3 million and dividends paid of $322.3 million. Net cash flows used in financing activities for the first nine months of fiscal 2019 reflected dividends paid of $278.4 million and share repurchases of $166.0 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $2.64 per share for the first nine months of fiscal 2020, compared to $2.25 per share for the same period in fiscal 2019.
On September 18, 2019, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter and nine months ended February 23, 2020, we repurchased 0.6 million and 2.6 million shares of our common stock, respectively, compared to 0.7 million and 1.6 million shares of our common stock, respectively, during the quarter and nine months ended February 24, 2019. As of February 23, 2020, of the 195.9 million cumulative shares repurchased under current and previous authorizations, 184.6 million shares were retired and restored to authorized but unissued shares of common stock.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 As of February 23, 2020, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.22 billion would have been required to cause our leverage ratio to exceed the permitted maximum under the Revolving Credit Agreement.  After giving consideration to the $750.0 million borrowing on the Revolving Credit Agreement mentioned above, a write down of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $970.0 million would have been required to cause our leverage ratio to exceed the permitted maximum. We conduct our annual impairment test on the first day of our fourth quarter. Given the present uncertainty surrounding the global economy due to the COVID-19 outbreak, including but not limited to stock price volatility in general, the volatility of our stock price as well as our competitors, declining sales at our restaurants and the challenging environment for the restaurant industry, it is possible that our analysis could result in a non-cash impairment loss of a portion or all of our goodwill, other indefinite-lived intangible assets, or other assets. If we recorded an impairment loss, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our Revolving Credit Agreement would increase. If such leverage ratio were to exceed the maximum permitted under that agreement, we would be in default.
FINANCIAL CONDITION
Our current assets totaled $686.0 million as of February 23, 2020, compared to $892.6 million as of May 26, 2019. The decrease was primarily due to a decrease in cash and cash equivalents primarily driven by the repurchase of our common stock and by dividends paid.
Our current liabilities totaled $1.68 billion as of February 23, 2020, compared to $1.47 billion as of May 26, 2019. The increase was primarily related to an increase in other current liabilities due to the operating lease liability recorded as a result of the adoption of the new lease accounting guidance as well as an increase in unearned revenues associated with gift card sales in excess of gift card redemptions.

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
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants, projections for U.S. same-restaurant sales and capital expenditures in fiscal 2020, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 26, 2019 and in our Forms 10-Q (including this report), which are summarized as follows:

•	The impacts of the novel coronavirus (COVID-19) pandemic on our business and the response of governments and of our company to the outbreak;

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	The inability to hire, train, reward and retain restaurant team members or an inability to adequately monitor and proactively respond to employee dissatisfaction;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel, or an inability to adequately monitor and respond to employee dissatisfaction;

•	Insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•	The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;

•	Labor and insurance costs;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	Intense competition, or an insufficient focus on competition and the consumer landscape;

•	Changes in consumer preferences that may adversely affect demand for food at our restaurants;

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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 23, 2020, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $37.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $82.5 million. The fair value of our long-term fixed-rate debt outstanding as of February 23, 2020, averaged $997.9 million, with a high of $1.04 billion and a low of $963.5 million during the first nine months of fiscal 2020. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 23, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 23, 2020.
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
Item 1A.Risk Factors
The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 26, 2019.

The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which has and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we have closed the dining rooms in all of our restaurants and we are operating on a “To Go” only, or, for some of our restaurants, “To Go plus delivery” model in the jurisdictions where government regulations permit restaurants to continue to operate and where the guest demand makes such operations sustainable. We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations. The COVID-19 outbreak and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we have paused nearly all construction of new restaurants and certain remodeling projects at existing restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.
As discussed in this report, we have fully drawn the $750.0 million capacity of the Company’s Revolving Credit Agreement and we continue to pursue additional liquidity alternatives with our relationship banks. A material increase in our level of debt or material impairments of our assets could cause our debt to total capitalization ratio to exceed the maximum level permitted under the covenant in our Revolving Credit Agreement. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.
Our restaurant operations could be further disrupted if any of our employees is diagnosed with COVID-19 since this could require us to quarantine some or all of a restaurant’s employees and disinfect our restaurant facilities. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.
Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.
The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and the Company’s stock price has fluctuated significantly. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we may be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to predict due to the recent extreme volatility of the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.

Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members could also have an adverse effect on our business. We cannot predict the types of government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak. We have implemented paid sick leave, emergency pay policies and taken other compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 23, 2020.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 25, 2019 through December 29, 2019	455,252	$113.20	455,252	$338.5
December 30, 2019 through January 26, 2020	95,977	$109.39	95,977	$328.0
January 27, 2020 through February 23, 2020	61,444	$119.46	61,444	$320.6
Total	612,673	$113.23	612,673	$320.6

(1)
All of the shares purchased during the quarter ended February 23, 2020 were purchased as part of our repurchase program. On September 18, 2019, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration and replaced the previously existing share repurchase authorization.

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

Item 5.Other Information
Effective March 25, 2020, we entered into an amendment to our existing Revolving Credit Agreement with Bank of America, N.A, as agent, and the lenders and other agents party thereto (the Amendment), intended to replace and update certain obsolete defined terms that have been made obsolete due to our adoption of ASC 842 during the first quarter of fiscal 2020. Pursuant to the terms of the Amendment, the definition of Consolidated Indebtedness was amended to delete the concept of “Consolidated Operating Lease Obligations” and the definition of Consolidated Total Debt was amended to delete the concept of “Consolidated Operating Lease Obligations” and substitute the new term, “Consolidated Lease Obligations” which is defined as: “at any date of determination, the aggregate amount of lease and rental commitments (in the minimum amount required by the applicable lease or rental agreements) of the Borrower and its Subsidiaries for the most recently ended period of four consecutive fiscal quarters, on a consolidated basis (such consolidation to be in accordance with GAAP).” The Amendment has not resulted in a material change in our financial covenant under the Revolving Credit Agreement nor in our compliance with that covenant. This description of the terms of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 10.43 to this Report.

Item 6.Exhibits

Exhibit No.	Exhibit Title
10.43	Letter Amendment dated as of March 25, 2020 among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A. as Administrative Agent.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	March 31, 2020	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)