Form 10-K
period 2020-05-31
DARDEN RESTAURANTS INC
filed 2020-07-24
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $114.67 per share as reported on the New York Stock Exchange on November 22, 2019, was approximately: $13,915,679,000.
Number of shares of Common Stock outstanding as of May 31, 2020: 129,893,801.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 23, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after May 31, 2020, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 31, 2020

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2021, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 31, 2020, we owned and operated 1,804 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. We served over 355 million meals in fiscal 2020. As of May 31, 2020, we also had 62 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 31, 2020:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen (2)	Yard House	The Capital Grille (3)	Seasons 52	Bahama Breeze	Eddie V’s	Total
Owned and operated:
United States (1)	861	522	165	81	60	44	41	23	1,797
Canada	7	—	—	—	—	—	—	—	7
Total	868	522	165	81	60	44	41	23	1,804
Franchised:
United States (4)	7	16	6	—	—	—	1	—	30
Middle East	3	—	—	—	—	—	—	—	3
Latin America	26	1	—	—	2	—	—	—	29
Total	36	17	6	—	2	—	1	—	62

(1)	Includes three restaurants that are owned jointly by us and third parties, and managed by us.

(2)	Includes seven franchised locations acquired in fiscal 2020.

(3)	Includes two company-owned The Capital Burger restaurants.

(4)	Includes Puerto Rico and Guam.

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

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2020 ended May 31, 2020 and consisted of 53 weeks, fiscal 2019 ended May 26, 2019 and consisted of 52 weeks, and fiscal 2018 ended May 27, 2018 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
COVID-19 Pandemic
In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Through the first three quarters of fiscal 2020, our financial results were strong as sales from continuing operations for the first nine months of fiscal 2020 were $6.54 billion, an increase of 4.1 percent over the prior year period. The COVID-19 pandemic negatively impacted this strong performance, and for most of the fourth quarter of fiscal 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. Our sales for the fourth quarter of fiscal 2020 declined 43.0 percent from the fourth quarter of fiscal 2019. As we continue to navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility, including:

•
Modifying our business operations in order to continue serving guests at our restaurants as safely and effectively as possible, including, initially transitioning all restaurant locations to a To Go only or To Go and delivery model;

•	Reducing or eliminating fixed costs in our restaurants and restaurant support center as well as eliminating or delaying most nonessential capital spending;

•	Furloughing a substantial number of hourly restaurant employees as a result of the closure of our dining rooms and reduction in sales;

•
Protecting our team members’ safety and wellbeing, including sourcing additional sanitation supplies and personal protective equipment, implementing paid sick leave for all hourly restaurant team members, providing a $75.0 million emergency pay program and covering $4.1 million of health and welfare insurance premiums for furloughed team members;

•	Suspending the quarterly cash dividend, with the intention of reviewing our dividend policy as developments warrant;

•	Fully drawing on our $750.0 million Revolving Credit Agreement, which was subsequently repaid in May 2020;

•	Securing a $270.0 million term loan;

•	Raising $505.1 million in net proceeds from a follow-on equity offering;

•	Suspending our share repurchase activity; and

•	Implementing a careful, phased reopening of our dining rooms where permitted by local regulations.
The impact on our operating results as well as the operational and financial measures we have implemented in response to the COVID-19 pandemic have been included throughout this document. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions, and as of the date of filing this report, 89.0 percent of our restaurants were able to open their dining rooms to some extent. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions where we operate, we are focused on increasing capacity where possible, continuing to provide a safe environment for our team members and guests, and maintaining many of the efficiencies established over these past few months. For most of the fourth quarter of fiscal 2020, our cash flows from operations were negative, but by the end of the quarter, with the increasing dining room capacity, we were back to near break-even cash flow levels. Although we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze, Seasons 52 and results from our franchise operations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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
Most dinner menu entrée prices range from $9.00 to $19.50, and most lunch menu entrée prices range from $8.00 to $10.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2020, the average check per person (defined as total sales divided by number of entrées sold) was approximately $19.50, with alcoholic beverages accounting for 5.9 percent of Olive Garden’s sales. Olive Garden maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

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
Most dinner menu entrée prices range from $12.00 to $30.00, and most lunch menu entrée prices range from $8.00 to $16.50. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2020, the average check per person was approximately $22.50, with alcoholic beverages accounting for 8.9 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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

Most lunch and dinner menu entrée prices range from $6.50 to $18.50. During fiscal 2020, the average check per person was approximately $15.00, with alcoholic beverages accounting for 8.6 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $9.00 to $36.00. During fiscal 2020, the average check per person was approximately $32.00, with alcoholic beverages accounting for 35.4 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.

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
Most dinner menu entrée prices range from $31.00 to $95.00 and most lunch menu entrée prices range from $18.00 to $48.00. During fiscal 2020, the average check per person was approximately $84.00, with alcoholic beverages accounting for 29.0 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu. The menu includes an international collection of wines, featuring 52 wines available by the glass, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices range from $15.00 to $41.50, and most lunch entrée prices range from $11.50 to $41.50. During fiscal 2020, the average check per person was approximately $46.50, with alcoholic beverages accounting for 25.1 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
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
Most lunch and dinner menu entrée prices range from $7.50 to $26.00. During fiscal 2020, the average check per person was approximately $31.00, with alcoholic beverages accounting for 23.5 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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

Most dinner menu entrée prices range from $27.00 to $100.00. During fiscal 2020, the average check per person was approximately $103.00, with alcoholic beverages accounting for 31.7 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.

The following table shows our growth and lists the number of restaurants owned and operated by each of our brands as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (3)	Seasons 52	Bahama Breeze	Eddie V’s	Total Restaurants (1)(2)	Total Sales (in millions)
2001	477						16		493	$1,780.0
2002	496						22		518	$1,966.1
2003	524					1	25		550	$2,097.5
2004	543					1	23		567	$2,359.3
2005	563					3	23		589	$2,542.4
2006	582					5	23		610	$2,775.8
2007	614					7	23		644	$2,965.2
2008	653	305			32	7	23		1,020	$3,997.5
2009	691	321			37	8	24		1,081	$4,593.1
2010	723	331			40	11	25		1,130	$4,626.8
2011	754	354			44	17	26		1,196	$4,980.3
2012	792	386			46	23	30	11	1,289	$5,327.1
2013	828	430		44	49	31	33	12	1,431	$5,921.0
2014	837	464		52	54	38	37	15	1,501	$6,285.6
2015	846	480		59	54	43	36	16	1,534	$6,764.0
2016	843	481		65	54	40	37	16	1,536	$6,933.5
2017	846	490	140	67	56	41	37	18	1,695	$7,170.2
2018	856	504	156	72	58	42	39	19	1,746	$8,080.1
2019	866	514	161	79	58	44	42	21	1,785	$8,510.4
2020	868	522	165	81	60	44	41	23	1,804	$7,806.9

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

(3)	Includes The Capital Burger restaurants as follows: one in fiscal 2018, one in fiscal 2019 and two in fiscal 2020.

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
Although the fourth quarter of fiscal 2020 required us to focus on adapting our business to account for the impacts of the COVID-19 pandemic, our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, our brands can capitalize on data insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2020, we added 19 net new company-owned restaurants in the United States. Our fiscal 2020 actual restaurant openings and closings, fiscal 2021 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below:

	Actual - Fiscal 2020			Projected - Fiscal 2021	Pro-Forma New Restaurants
	Restaurant Openings	Acquired (1)	Restaurant Closings (2)	New Restaurant Openings	Capital Investment Range (3) (in millions)			Square Feet (4)	Dining Seats (5)
Olive Garden	13	—	11	8 -10	$3.5	-	$4.5	7,700	250
LongHorn Steakhouse	12	—	4	12 - 15	$2.6	-	$3.6	5,660	184
Cheddar’s Scratch Kitchen	2	7	5	5 - 7	$3.5	-	$4.5	8,000	280
Yard House	3	—	1	3 - 5	$6.5	-	$8.0	11,000	360
The Capital Grille (6)	3	—	1	1 - 2	$7.5	-	$8.5	10,000	320
Seasons 52	1	—	1	0 - 1	$5.0	-	$6.0	9,000	250
Bahama Breeze	—	—	1	0 - 1	$4.5	-	$5.5	9,000	350
Eddie V’s	2	—	—	2 - 3	$7.5	-	$8.5	10,000	320
Totals	36	7	24	35 - 40

(1)	Includes seven Cheddar's Scratch Kitchen restaurants acquired from existing franchisees during fiscal 2020.

(2)
Includes 11 underperforming restaurants that were permanently closed related to the economic impact of COVID-19 during the fourth quarter of fiscal 2020. The remaining 13 closures were primarily related to lease expirations or relocations.

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

(4)	Includes all space under the roof, including the coolers and freezers.

(5)	Includes bar dining seats and patio seating, but excludes bar stools.

(6)	Fiscal 2020 restaurant openings include one The Capital Burger restaurant. Pro-forma new restaurant data excludes The Capital Burger.

While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2021 will depend on many factors, including local operating restrictions related to COVID-19, our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly personnel.
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
The management structures below describe our restaurant operations during the normal and fully operational conditions that were in place for the first three quarters of fiscal 2020. As the COVID-19 pandemic began affecting our business, the staffing requirements of each restaurant varied widely as all dining rooms closed for portions of the fourth quarter of fiscal 2020 and then changed further as dining rooms began reopening with various opening configurations towards the end of the quarter. As our restaurant operations continue to evolve in response to the pandemic, we are evaluating our operational structure and making adjustments where appropriate. As a result, the descriptions below may not reflect the current or future structure of our restaurant operations.
Each Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse and Cheddar’s Scratch Kitchen restaurant is led by a managing partner. Each also has three to six additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 60 to 175 hourly team members, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately five to ten restaurants. Each director of operations reports to a Senior Vice President of Operations who is responsible for between 80 and 100 restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
Each Yard House and Bahama Breeze restaurant is led by a general manager, and each The Capital Grille, The Capital Burger, Seasons 52 and Eddie V’s restaurant is led by a managing partner. Each has two to eight managers. Each Yard House, The Capital Grille, The Capital Burger, Seasons 52 and Eddie V’s restaurant has one executive chef, and one to two sous chefs, and each Bahama Breeze restaurant has one to three culinary managers. In addition, each restaurant typically employs between 65 to 200 hourly team members, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to eleven restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
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
Food Safety and our Total Quality Program
Through rigorous supplier and risk-based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. We require routine food safety verification for high-risk products from our suppliers. Our total quality managers and third party auditors visit each restaurant regularly throughout the year to review food handling and to provide education and training in food safety and sanitation. The total quality managers also serve as a liaison to regulatory agencies on issues relating to food safety.
Restaurant, Guest and Team Member Safety in Response to COVID-19
In response to the COVID-19 pandemic, we have enhanced restaurant safety practices and made other enhancements to our operations to comply with state and local government regulations and health recommendations to ensure team member wellness, maintain clean restaurants, practice social distancing and wear protective equipment. Some of our COVID-19 enhanced procedures include:
•All team members are being screened to ensure they are symptom-free before returning to work, and we are conducting daily health and temperature checks at every restaurant before team members are allowed to begin their shift. We provide paid sick leave for our restaurant team members so that they can stay home if they do not feel well.
•Prior to welcoming guests back into our dining rooms following our temporary dining room closures, we thoroughly cleaned and sanitized each of our restaurant buildings using proven procedures and processes known to protect against contagious viruses like COVID-19. In addition to our already strict restaurant cleaning procedures, which exceed Centers for Disease Control and Prevention (CDC) guidelines, we have continued to regularly disinfect all guest and team member touchpoints using our CDC-approved disinfectant. These include, but are not limited to: disinfecting guest tables after each use, as well as regularly disinfecting table top tablets, check presenters, menus, pens, restrooms, door handles and other common surfaces.
•We have and continue to reconfigure our dining rooms to create more space between tables. We are also taking steps to ensure there is no congregating in our lobby and bar areas where regulations require.
•In accordance with the CDC’s guidance regarding face coverings and many state and local orders, we require all team members to wear masks. Our culinary team members wear gloves, and all team members will continue to practice frequent and effective handwashing.
•Third party auditors also ensure that restaurant team members are adhering to COVID-19 preventive guidelines.
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
In response to the COVID-19 pandemic, we have taken the following steps to enhance the safety and reliability of our supply chain.
•Safety:    The Company’s cross functional COVID-19 task force implemented CDC-based guidelines for restaurants described in Quality Assurance, above. We also implemented and communicated guidelines for our distributors and other suppliers providing services inside our restaurants, including required use of personal protective equipment (PPE). To support these enhanced safety protocols, we secured a supply of the necessary volumes of PPE and cleaning products for our restaurants and team members.
•Sourcing: As we transitioned to increased To Go business during the temporary closure of our dining rooms, we secured supplies of new and additional packaging products to better support food and beverage transport. We also sourced alternate formats of alcohol beverages for To Go in order to comply with state laws that permitted To Go sales of alcohol. To mitigate the potential risk of geographic trade disruptions, we created contingency plans in anticipation of supply chain obstacles. The purchasing team also mitigated obsolete/expiring inventory exposure by selling products to retail outlets.
•Distribution: We increased inventory levels for brand-critical items, restaurant cleaning products, and PPE supplies to ensure sufficient supply of necessary products. An internal cross-functional team was created specifically to ensure successful restaurant ramp-down and quick reopening support.
We believe that our significant scale is a competitive advantage and our purchasing team leverages this purchasing capability. Our purchasing staff travels routinely within the United States and internationally to source top-quality food products at competitive prices. During the COVID-19 pandemic, we are monitoring our suppliers remotely, hosting virtual visits with potential new suppliers and conducting virtual request for proposal processes. We believe that we have established excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or middlemen). We actively support several national minority supplier organizations to ensure that we incorporate women- and minority-owned businesses in our purchasing decisions.
We have entered into long-term agreements with multiple third-party national distribution companies to deliver food and supplies to our restaurants. Under these arrangements we maintain ownership of the food and supplies inventory through our subsidiary Darden Direct Distribution, Inc. (Darden Direct). This inventory is stored in distribution company warehouses that are wholly or primarily dedicated to Darden where practical to do so. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.
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
Advertising and Marketing
Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national network television advertising, supplemented with cable, local television and digital advertising. LongHorn Steakhouse uses local television and digital advertising to build engagement and loyalty by market. Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s do not use television advertising, but rely on local and digital marketing. In response to the COVID-19 pandemic, we significantly reduced our television advertising spending and directed our marketing efforts towards growing and promoting our To Go options and off-premise dining business. Our restaurants appeal to a broad spectrum of consumers and we use advertising to build awareness and strengthen our brands’ relevance. We implement periodic promotions as appropriate to maintain and increase our sales and profits, as well as increase frequency of visitation by our guests. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Instagram®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and marketplace dynamics.
In fiscal 2020, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society.  We also continued making improvements to our online and mobile ordering system for Olive Garden and LongHorn Steakhouse and accelerated rollout of online and mobile ordering and payment systems across all of our other brands.    In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands.  This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty.
Employees
At the end of fiscal 2020, we employed approximately 177,000 people (team members) in the United States and Canada. In response to the COVID-19 pandemic and the temporary closure of all of our dining rooms discussed above, we placed many restaurant and corporate team members on furlough for portions of the fourth quarter of fiscal 2020.  At the highest point during that quarter, approximately 150,000 team members were on furlough, but that number had reduced to 95,000 as of the end of fiscal 2020, as local and state governments began permitting the reopening of dining rooms throughout the month of May 2020. Of the 177,000 total team members, approximately 167,000 were hourly restaurant personnel. The remainder were restaurant management personnel located in the restaurants or in the field, or were located at our restaurant support center facility in Orlando, Florida.
Our executives have an average of 16 years of experience with Darden. The restaurant general managers and managing partners average 13 years with us. We believe that we provide working conditions and pay and benefits that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. None of our team members are covered by a collective bargaining agreement. We consider our employee relations to be good.
As a full-service restaurant company, food is always top of mind, but our team members make the difference: they are at the heart of everything we do. We believe the guest experience can never exceed the team member experience, so we hire the best and retain them by fostering an environment of respect, where diversity of thought and background is valued and everyone has the opportunity to develop and grow their careers. We offer our team members flexible work schedules and competitive pay and benefits, including paid sick leave, which we introduced in March 2020.
Consistent with one of our core values of diversity, we are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. Approximately 51 percent of our hourly restaurant team members are minorities and 56 percent are female. Additionally, we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials.
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
We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We invest in their careers every step of the way by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In addition, our geographic footprint often puts us in a position to offer our restaurant team members jobs in their current roles when personal circumstances require relocation. This is one of the reasons Darden has enjoyed the lowest annual turnover rates for hourly team members in the industry. While we are experiencing unprecedented circumstances during the COVID-19 pandemic, our people first philosophy stands firm and we will continue to find and offer growth opportunities to team members aspiring for more in their careers.
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
In response to the COVID-19 pandemic, we accelerated implementation of online ordering and payment for brands that did not previously provide this option, including Cheddar’s Scratch Kitchen, Seasons 52, The Capital Grille, and Eddie V’s. All Darden brands now share a secure, robust digital platform with online ordering and other guest-facing capabilities. We will continue to leverage our digital platform to address changing guest needs. Additionally, we made changes to our restaurant systems that were necessary to efficiently support increasing demand for To Go and curbside pickup orders and to facilitate social distancing requirements once dining rooms started to reopen.
We maintain a robust system of data protection and cybersecurity resources, technology and processes. We remain constantly vigilant of new and emerging risks and ever-changing legal and compliance requirements and make strategic continued investments in those systems to keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate those relationships if necessary. We provide annual security awareness training to our management and restaurant support center team members. We also provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.
Our management believes that our current systems and practice of implementing regular updates positions us well to support current needs and future growth. We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors on a quarterly basis and periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.

Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. We also face growing competition from the supermarket industry, which offers convenient meals in the form of improved entrées, side dishes or meal preparation kits from the deli or prepared foods sections. In addition, improving product offerings at fast casual restaurants and quick-service restaurants and expansion of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives. We expect intense competition to continue in all of these areas.
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
Franchises, Joint Ventures and New Business Development
As of May 31, 2020, we operated 1,804 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 3 restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 31, 2020, franchisees operated 30 franchised restaurants in the United States and 32 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille and Bahama Breeze restaurants in the following regions:

•	United States,

•	Middle East (Kuwait and the United Arab Emirates),

•	Mexico,

•	Central and South America (Brazil, Chile, Costa Rica, Ecuador, El Salvador and Panama), and

•	Philippines
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
Seasonality
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.

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

The COVID-19 pandemic has caused a panoply of federal, state and local government regulations affecting our business to be issued and frequently revised on a daily and/or weekly basis beginning in March 2020 and continuing through the date of this report. Regulations relating to paid sick leave, opening and closing of bars, restaurants and dining rooms, business hours, sanitation practices, To Go alcohol sales, guest spacing within dining rooms and other social distancing practices and PPE usage by both team members and guests have materially affected the way we operate our business and serve our guests.
During fiscal 2020, 11.4 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. During the fourth quarter of fiscal 2020, many states modified their regulations to permit To Go sales of alcoholic beverages, and during the temporary closure of our restaurants we offered a variety of alcoholic beverages, including in bottles, from draft and mixed drinks To Go. The failure of a restaurant to obtain or retain these alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.

We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, paid leave, safety standards, and hiring and employment practices.

Since 1995, Darden has had a Tip Rate Alternative Commitment (TRAC) agreement with the Internal Revenue Service.  TRAC requirements, which include increased educational and other efforts in each restaurant to increase the reporting compliance of employees with respect to cash tips, are applied across all of our brands.  Compliance with TRAC requirements reduces the likelihood of potential employer-only FICA tax assessments related to cash tips that are unreported by employees at Darden’s covered units. Consistent with our long-standing agreement with the IRS, we work proactively with IRS personnel responsible for tip compliance to ensure that we are taking the appropriate steps to continue to meet our TRAC obligations.

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2020, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

We are subject to federal and state regulations relating to employer-provided health insurance, but these rules have not had a material effect on our operations. We continue to monitor the status of the health care reform discussions at the federal and state levels.

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

Sustainability

The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. The COVID-19 pandemic necessitated that we focus on business critical items in the short-term, but we continue to believe that sustainability contributes to our overall business success over the long-term. We will continue to adapt our approach in the current economic environment with intent to return to our integrated and strategic priorities in the near term across the enterprise, from the food we source to the operation of our restaurants.

We are proud to operate some of the most efficient restaurants in the United States. Darden manages energy and water conservation within our restaurant operations. Over the last decade we have realized a 15% reduction in energy use per restaurant and a 20% reduction in water usage on average per restaurant, and we continue to realize cost savings from historical reductions in our daily operating costs. Darden continues to reduce landfill waste by minimizing food loss and optimizing food donation programs across all of our restaurants. In fiscal 2019, we conducted an in-depth waste characterization at Olive Garden and LongHorn Steakhouse to continue to optimize waste diversion programs. As our portfolio has grown over time, we have done so sustainably. Since 2008, we have reduced our greenhouse gas emissions per restaurant by 18 percent, as measured in accordance with the Corporate Accounting and Reporting Standard of the Greenhouse Gas Protocol.

Greenhouse Gas (GHG) Emissions
	Fiscal Year Ended
(in metric tons CO2e)	May 26, 2019	May 27, 2018(3)	May 28, 2017(3)
Average Per Restaurant (1) (2)	444	460	467
Total - Scope 1 and 2 (2)	783,940	766,302	719,992

(1)	Per restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants.

(2)	Updated 2016 eGrid sub-region emission factors for Electric Power were published by the EPA in 2019, and therefore Darden’s GHG emissions were restated for FY 2017, FY 2018 and FY 2019.

(3)	FY 2017 and FY 2018 excludes Cheddar's Scratch Kitchen due to lack of verified GHG data prior to acquisition.
We shared Darden’s Food Principles in 2016 to outline our commitment to guests in areas of sustainable sourcing, nutritional disclosure, food safety and animal welfare. Darden’s Food Principles connect each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests. We have set commitments related to the following food attributes: animal welfare, chickens raised without medically-important antibiotics, cage-free eggs and gestation crate-free pork. We are on track to meet our Food Principles commitments and we continue to monitor progress with our suppliers.
Building on our Food Principles, Darden established an Animal Welfare Policy that adopts an outcomes-based approach to continue to ensure high level of care for farm animals in the food supply chain. In support of the Policy, we established and convened our first Animal Welfare Council session with key academics and thought leaders with expertise in the care of animals in food supply chains.  The Council advises on and will support Darden’s efforts to advance strategy and implementation of an outcomes-based approach, from supplier collaborations to reporting improvements.  The COVID-19 pandemic has prevented us from additional convening in 2020, but we expect to continue our efforts with the Council when feasible.
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
In fiscal 2020, the Foundation awarded approximately $3.8 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community engagement, disaster preparedness and the promotion of career opportunities in the culinary industry.
The Foundation continued its partnership with Feeding America in fiscal 2020 with a $2.0 million grant to provide food to hungry families in the communities where we do business. The Foundation’s contribution will support food banks across the country and help provide meals for people facing hunger. This donation will mark a total of $9.8 million that the Foundation and Darden have contributed to the Feeding America network over the past decade.
Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, across every one of our restaurants, we collect surplus, wholesome food that is not served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners. In fiscal 2020, Darden contributed approximately 6.3 million pounds of food, the equivalent of more than 5 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
The Foundation’s funding also helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s $250,000 annual contribution also supports the Opportunity Youth-Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life. In fiscal 2020, the Foundation donated an additional $200,000 to the National Restaurant Association Educational Foundation to endow a scholarship fund for students at Marjory Stoneman Douglas High School in Parkland, Florida. Each year, four graduating seniors from Marjory Stoneman Douglas High School pursuing degrees in restaurant, hospitality or foodservice related programs will be eligible to receive a scholarship at a post-secondary educational institution in honor of those hospitality connected students who lost their lives in the 2018 tragedy.
We are a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2020, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants regularly donate meals to feed first responders and victims of natural disasters.
More information about the Foundation and its efforts to enhance the quality of life in the communities where we do business is available on our website at www.darden.com.

Executive Officers of the Registrant
Our executive officers as of the date of this report are listed below.
Eugene I. Lee, Jr., age 59, has been our President and CEO since 2015. Prior to that, Mr. Lee served as President and Interim CEO since October 2014, and as President and COO of the Company from September 2013 to October 2014. He served as President, Specialty Restaurant Group from our acquisition of RARE in 2007 to 2013. Prior to the acquisition, he served as RARE’s President and COO from 2001 to 2007. From 1999 until 2001, he served as RARE’s Executive Vice President and COO.
Matthew R. Broad, age 60, has been our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since 2015. Prior to joining Darden, he served as Executive Vice President, General Counsel and Chief Compliance Officer for OfficeMax, Incorporated from 2004 to 2013. Prior to that, he was Associate General Counsel with Boise Cascade Corporation from 1989 to 2004.

Todd A. Burrowes, age 57, has been our President, LongHorn Steakhouse since 2015. He rejoined the Company after serving as President, Ruby Tuesday Concept and Chief Operations Officer of Ruby Tuesday, Inc. from 2013 to 2015. Prior to that, he served as Executive Vice President of Operations for LongHorn Steakhouse from 2008 until 2013. He joined the Company in 2002 as Regional Manager of LongHorn Steakhouse before being promoted to Director of Management Training. In 2004, he was promoted to Regional Vice President of Operations for LongHorn Steakhouse.
Ricardo Cardenas, age 52, has been our Senior Vice President, Chief Financial Officer since 2016. He was Senior Vice President, Chief Strategy Officer of the Company from 2015 to 2016, prior to which he served as Senior Vice President, Finance, Strategy and Technology from 2014 to 2015. He was Executive Vice President of Operations for LongHorn Steakhouse from 2013 to 2014 and Senior Vice President of Operations for LongHorn Steakhouse’s Philadelphia Division from 2012 to 2013. He served as Senior Vice President of Finance for Red Lobster, which the Company previously owned, from 2010 to 2012. Mr. Cardenas originally joined the Company in 1984 as an hourly employee and served in various positions of increasing responsibility, including Vice President of Finance for Olive Garden, prior to the positions described above.
Susan M. Connelly, age 49, has been our Senior Vice President, Chief Communications and Public Affairs Officer since 2019. She served as Senior Vice President, Communications and Corporate Affairs from 2015 to 2019. She joined the Company in 2007 as Director, State and Local Government Relations and was promoted to Vice President, Government Relations in 2014.
David C. George, age 64, has been our Executive Vice President and Chief Operating Officer since 2018, prior to which he was our President, Olive Garden and Executive Vice President, Darden Restaurants since 2016. He served as President, Olive Garden from 2013 through 2016 and he served as our President, LongHorn Steakhouse from 2007, when we acquired RARE, until 2013. Prior to the acquisition, he served as RARE’s President of LongHorn Steakhouse from 2003 until 2007. From 2001 until 2003, he was RARE’s Senior Vice President of Operations for LongHorn Steakhouse and from 2000 until 2001 was RARE’s Vice President of Operations for The Capital Grille. Mr. George will retire from the Company on August 2, 2020 pursuant to the terms of an agreement with the Company dated as of June 24, 2020, filed as an exhibit to this report.
Daniel J. Kiernan, age 59, has been our President, Olive Garden since 2018, prior to which he was our Executive Vice President of Operations for Olive Garden since 2011. He began his career with Olive Garden in 1992 as a Manager in Training and has held a series of roles of increasing responsibility with Olive Garden, serving as a General Manager from 1993 to 1994, as Director of Operations from 1994 to 2002, as Senior Vice President of the Chicago Division from 2002 to 2008 and as Senior Vice President, Operations Excellence from 2008 to 2011.
Sarah H. King, age 50, has been our Senior Vice President, Chief Human Resources Officer since 2017. Prior to joining Darden, Sarah spent 19 years with Wyndham Worldwide Corporation in various human resources leadership positions worldwide. Most recently, from 2010 through 2017, she served as Executive Vice President, Human Resources for Wyndham Vacation Ownership.
John W. Madonna, age 44, has been our Senior Vice President, Corporate Controller since 2016, prior to which he served as our Senior Vice President, Accounting since 2015. Prior to that, he was a Director in Corporate Reporting from 2010 through 2013 when he was promoted to Senior Director, Corporate Reporting and then to Vice President of Corporate Reporting in 2014. He joined the Company in 2005 as Manager, Corporate Reporting. He joined the LongHorn Steakhouse team in 2009 as Manager, Financial Planning & Analysis.
Douglas J. Milanes, age 57, has been our Senior Vice President, Chief Supply Chain Officer since 2015, prior to which he served as Senior Vice President, Purchasing since 2013. Prior to joining Darden, Doug served as Vice President, Global Procurement and Operations for Pfizer Inc. from 2008 to 2012 and as Chief Financial Officer for Pfizer's Capsugel Division from 2005 to 2008.
Richard L. Renninger, age 53, has been our Senior Vice President, Chief Development Officer since 2016. Prior to joining Darden, he was Chief Development Officer for First Watch Restaurants, Inc., from 2012 to 2016. Prior to that, he served as Executive Vice President & Chief Development Officer for OSI Restaurant Partners (now Bloomin' Brands, Inc.) from 2008 to 2012 and Senior Vice President of Real Estate and Development from 2005 to 2008. Prior to joining OSI, he served as Vice President of Real Estate for RARE from 2002 to 2005.

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

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The COVID-19 pandemic, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and for portions of the fourth quarter of fiscal 2020, placed on complete restriction from non-essential movements outside of their homes in some areas. In response to the COVID-19 pandemic and these changing conditions, during the fourth quarter of fiscal 2020, we closed the dining rooms in all of our restaurants for some portion of the quarter and operated in a To Go or To Go plus delivery format only. As of the date of this report, we have 89.0% of our dining rooms open in at least a limited capacity. We have closed certain restaurants, modified work hours for our team members and identified and implemented cost savings measures throughout our operations. As the COVID-19 pandemic continues to spike in certain areas of the country, there could be additional federal, state or local responses that restrict in-person dining and/or movement of guests or otherwise impact our business. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may impact us.
The COVID-19 pandemic has also adversely affected our ability to open new restaurants. Due to the uncertainty in the economy and to preserve liquidity, we paused nearly all construction of new restaurants and certain remodeling projects at existing restaurants during the fourth quarter of fiscal 2020. While we resumed most of these construction projects as of the date of this report, these pauses may materially adversely affect our ability to grow our business.
In order to reinforce our liquidity position, we entered into a new, $270.0 million 364-day Term Loan Credit Agreement in April 2020. A material increase in our level of debt or material impairments of our assets could cause our debt to total capitalization ratio to exceed the maximum level permitted under the covenants in our Revolving Credit Agreement and Term Loan Credit Agreement. We also raised $505.1 million in a public offering of the Company’s common stock that closed in April 2020. If the business interruptions caused by COVID-19 last longer than we expect, we may continue to seek other sources of liquidity. There can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.
Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.
 Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions. We provide PPE to our team members and have added additional supplies of sanitization products to our restaurants for team member and guest use. A shortage of supply of PPE or sanitization products could adversely impact our restaurant operations.
Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak. We have implemented paid sick leave, emergency pay policies and taken other compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of the business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.

Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases may have an adverse effect on our business.
In addition to the novel coronavirus that causes COVID-19, the United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, such as norovirus, avian flu or “SARS,” “MERS,” H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or the CDC were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.

We rely heavily on information technology in our operations, and insufficient guest or employee facing technology or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.
We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, security and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions, failures or other performance issues with guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, phishing attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to the Company, our team members or guests. This could include the theft of our intellectual property, trade secrets or sensitive financial information, or the improper use of personal information or other “identity theft” of either guest or employee information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.
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

The inability to hire, train, reward and retain restaurant team members and determine and maintain adequate staffing may impact our ability to achieve our operating, growth and financial objectives.
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning which has been complicated by the impacts of the COVID-19 pandemic on our business and on consumer preferences. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. Depending on the length of restaurant team member furloughs, team members may seek other employment and decline to return when we recall them to work in our restaurants. Personal or public health concerns related to COVID-19 might make some existing team members or potential candidates reluctant to work in enclosed restaurant environments. A shortage of quality candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
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
Our business is subject to the risk of litigation by employees, guests, suppliers, business partners, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury, including claims related to COVID-19; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.
Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu or virus outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data security breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

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
As of May 31, 2020, 1,730 of our 1,804 restaurants operating in the United States and Canada operate in leased locations. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
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
Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, at our corporate facility could have a materially adverse impact on our business.
Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one Florida location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural or manmade disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

We face intense competition, and if we have an insufficient focus on competition and the consumer landscape, our business, financial condition and results of operations could be adversely affected.
The full-service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel, take-out and delivery options and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées, side dishes or meal preparation kits from the deli or prepared foods sections. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.
We are subject to changes in consumer preferences that may adversely affect demand for food at our restaurants.
Consumers have continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. In response to the COVID-19 pandemic, many consumers have preferred to order food To Go or for delivery rather than dining in at full-service restaurants, and if these preferences continue and consumers continue to avoid gathering in public places in large groups, we may need to further adapt our offerings to accommodate these changes. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations could be adversely affected.
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands, and acquiring new restaurant brands could result in poor financial performance.
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
Volatility in the United States equity markets affects our ability to efficiently hedge exposures to our market risk related to equity-based compensation awards.
The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and the recessionary cycle affecting the United States economy and the Company’s stock price has fluctuated significantly. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to predict due to the recent extreme volatility of the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.

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
General economic conditions, including economic downturns related to the COVID-19 pandemic, have also adversely affected our results of operations and may continue to do so. The current economic recession, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices have caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive restaurants.
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
Disruptions in the financial and credit markets may adversely impact consumer spending patterns and affect the availability and cost of credit.
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
Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. A significant amount of judgment is involved in determining if an indication of impairment of goodwill exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. We compute the amount of impairment by comparing the fair value of the reporting unit with the carrying amount of that reporting unit. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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
As with goodwill, we test our indefinite-lived intangible assets (primarily trademarks) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Subsequent to our fiscal 2020 annual analysis, we identified an indication of impairment related to the impacts of the COVID-19 pandemic requiring us to assess our goodwill and trademarks for impairment as of May 31, 2020. As a result of these analyses, we recorded impairments of our Cheddar’s Scratch Kitchen® trademark and the related goodwill from acquiring that brand. We cannot accurately predict the amount and timing of any further impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.
Changes in tax laws or treaties and unanticipated tax liabilities could adversely affect our financial results.
We are subject to income and other taxes in the United States and certain foreign jurisdictions. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes, certain international tax treaties and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.
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
Restaurant Properties – Continuing Operations
As of May 31, 2020, we operated 1,804 restaurants, consisting of 868 Olive Garden, 522 LongHorn Steakhouse, 165 Cheddar’s Scratch Kitchen, 81 Yard House, 60 The Capital Grille, 44 Seasons 52, 41 Bahama Breeze and 23 Eddie V’s locations. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of these 1,804 company-owned restaurants, 74 were located on owned sites and 1,730 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	864
Ground and Building Leases	658
Space/In-Line/Other Leases	208
Total	1,730

We also lease our restaurant support center which is located in Orlando, Florida.

Item 3.	LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 15 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2020, there were approximately 9,350 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 196.2 million shares through May 31, 2020 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 31, 2020:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 24, 2020 through March 29, 2020	297,553	$100.89	297,553	$290.6
March 30, 2020 through April 26, 2020	—	$—	—	$290.6
April 27, 2020 through May 31, 2020	—	$—	—	$290.6
Total	297,553	$100.89	297,553	$290.6

(1)
All of the shares purchased during the quarter ended May 31, 2020 were purchased as part of our repurchase program on or before March 20, 2020. On September 18, 2019, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration and replaced the previously existing share repurchase authorization.

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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2015	May 2016	May 2017	May 2018	May 2019	May 2020
Darden Restaurants, Inc.	$100.00	$118.68	$159.79	$164.27	$230.74	$151.00
S&P 500 Stock Index	$100.00	$101.81	$119.65	$137.42	$145.60	$160.05
S&P Composite 1500 Restaurant Sub-Index	$100.00	$110.10	$135.76	$141.75	$178.95	$178.74
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 29, 2015, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated. On November 9, 2015, we completed the spin-off of Four Corners Property Trust, Inc. (Four Corners) with the pro rata distribution of one share of Four Corners common stock for every three shares of Darden common stock to Darden shareholders. We reflect the effect of the spin-off of Four Corners in the cumulative total return of our common stock as a reinvested dividend.

Item 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 31, 2020 (2)	May 26, 2019	May 27, 2018	May 28, 2017	May 29, 2016
Operating Results (1) Sales	$7,806.9	$8,510.4	$8,080.1	$7,170.2	$6,933.5
Costs and expenses:
Food and beverage	2,240.8	2,412.5	2,303.1	2,070.3	2,039.7
Restaurant labor	2,682.6	2,771.1	2,614.5	2,265.3	2,189.2
Restaurant expenses	1,475.1	1,477.8	1,417.1	1,265.2	1,163.5
Marketing expenses	238.0	255.3	252.3	239.7	238.0
General and administrative	376.4	405.5	409.8	387.7	384.9
Depreciation and amortization	355.9	336.7	313.1	272.9	290.2
Impairments and disposal of assets, net	221.0	19.0	3.4	(8.4)	5.8
Goodwill impairment	169.2	—	—	—	—
Total operating costs and expenses	$7,759.0	$7,677.9	$7,313.3	$6,492.7	$6,311.3
Operating income	47.9	832.5	766.8	677.5	622.2
Interest, net	57.3	50.2	161.1	40.2	172.5
Other (income) expense, net	151.6	—	—	—	—
Earnings (loss) before income taxes	(161.0)	782.3	605.7	637.3	449.7
Income tax expense (benefit)	(111.8)	63.7	1.9	154.8	90.0
Earnings (loss) from continuing operations	$(49.2)	$718.6	$603.8	$482.5	$359.7
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(0.9), $(1.8), $(4.8), $(4.2) and $3.4	(3.2)	(5.2)	(7.8)	(3.4)	15.3
Net earnings (loss)	$(52.4)	$713.4	$596.0	$479.1	$375.0
Basic net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.82	$4.87	$3.88	$2.82
Earnings (loss) from discontinued operations	$(0.03)	$(0.04)	$(0.06)	$(0.03)	$0.12
Net earnings (loss)	$(0.43)	$5.78	$4.81	$3.85	$2.94
Diluted net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.73	$4.79	$3.83	$2.78
Earnings (loss) from discontinued operations	$(0.03)	$(0.04)	$(0.06)	$(0.03)	$0.12
Net earnings (loss)	$(0.43)	$5.69	$4.73	$3.80	$2.90
Average number of common shares outstanding:
Basic	122.7	123.5	124.0	124.3	127.4
Diluted	122.7	125.4	126.0	126.0	129.3
Financial Position
Total assets	$9,946.1	$5,892.8	$5,469.6	$5,292.3	$4,419.4
Land, buildings and equipment, net	$2,756.9	$2,552.6	$2,429.8	$2,272.3	$2,041.6
Working capital (deficit)	$(691.4)	$(581.5)	$(830.9)	$(701.3)	$(530.0)
Long-term debt, less current portion	$928.8	$927.7	$926.5	$936.6	$440.0
Stockholders’ equity	$2,331.2	$2,392.6	$2,194.8	$2,101.7	$1,952.0
Stockholders’ equity per outstanding share	$17.95	$19.44	$17.77	$16.76	$15.47

Item 6.	SELECTED FINANCIAL DATA (continued)

	Fiscal Year Ended
(Dollars in millions, except per share data)	May 31, 2020 (2)	May 26, 2019	May 27, 2018	May 28, 2017	May 29, 2016
Other Statistics
Cash flows from operations (1)	$717.4	$1,267.6	$1,019.8	$916.3	$820.4
Capital expenditures (1)	$459.9	$452.0	$396.0	$293.0	$228.3
Dividends paid	$322.3	$370.8	$313.5	$279.1	$268.2
Dividends paid per share	$2.64	$3.00	$2.52	$2.24	$2.10
Number of employees (3)	177,895	184,514	180,656	178,729	150,942
Number of restaurants (1)	1,804	1,785	1,746	1,695	1,536

(1)	Consistent with our consolidated financial statements, information has been presented on a continuing operations basis. Accordingly, all discontinued operations have been excluded.

(2)	Fiscal year 2020 consisted of 53 weeks, while all other fiscal years consisted of 52 weeks.

(3)	Fiscal year 2020 includes approximately 95,000 employees on furlough due to the COVID-19 pandemic.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2020, which ended May 31, 2020, consisted of 53 weeks and fiscal 2019, which ended May 26, 2019, consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 31, 2020, we operated 1,804 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 30 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America and the Middle East. All intercompany balances and transactions have been eliminated in consolidation.
COVID-19 Pandemic
In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Through the first three quarters of fiscal 2020, our financial results were strong as sales from continuing operations for the first nine months of fiscal 2020 were $6.54 billion, an increase of 4.1 percent over the prior year period. The COVID-19 pandemic negatively impacted this strong performance, and for most of the fourth quarter of fiscal 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. Our sales for the fourth quarter of fiscal 2020 declined 43.0 percent from the fourth quarter of fiscal 2019. As we continue to navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility, including:

•
Modifying our business operations in order to continue serving guests at our restaurants as safely and effectively as possible, including, initially transitioning all restaurant locations to a To Go only or To Go and delivery model;

•	Reducing or eliminating fixed costs in our restaurants and restaurant support center as well as eliminating or delaying most nonessential capital spending;

•	Furloughing a substantial number of hourly restaurant employees as a result of the closure of our dining rooms and reduction in sales;

•
Protecting our team members’ safety and wellbeing, including sourcing additional sanitation supplies and personal protective equipment, implementing paid sick leave for all hourly restaurant team members, providing a $75.0 million emergency pay program and covering $4.1 million of health and welfare insurance premiums for furloughed team members;

•	Suspending the quarterly cash dividend, with the intention of reviewing our dividend policy as developments warrant;

•	Fully drawing on our $750.0 million Revolving Credit Agreement, which was subsequently repaid in May 2020;

•	Securing a $270.0 million term loan;

•	Raising $505.1 million in net proceeds from a follow-on equity offering;

•	Suspending our share repurchase activity; and

•	Implementing a careful, phased reopening of our dining rooms where permitted by local regulations.
The impact on our operating results as well as the operational and financial measures we have implemented in response to the COVID-19 pandemic have been included throughout this document. As a result of the economic impact of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, we recorded non-cash impairment charges of $390.0 million related to a portion of our goodwill, other indefinite-lived intangible assets, and other assets. See Note 1 and Note 3 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for additional information. Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the United States. The provisions of the CARES Act provide for, among other items, refundable employee retention tax credits for which we intend to claim $39.2 million related to our emergency pay program mentioned above. See Note 12 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for additional information.
In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions, and as of the date of filing this report, 89.0 percent of our restaurants were able to open their dining rooms to some extent. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions we operate, we are focused on increasing capacity where possible, continuing to provide a safe environment for our team members and guests, and maintaining many of the efficiencies established over these past few months. For most of the fourth quarter of fiscal 2020, our cash flows from operations were negative, but by the end of the quarter, with the increasing dining room capacity, we were back to near break-even cash flow levels. Although we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
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
Although the fourth quarter of fiscal 2020 required us to focus on adapting our business to account for the impacts of COVID-19, our long-term operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. The Darden support structure enables our brands to achieve their ultimate potential through: (1) driving advantages in supply chain and general and administrative support; (2) applying insights collected from our significant guest and transactional databases to enhance guest relationships and identify new opportunities to drive sales growth; (3) relentlessly driving operating efficiencies and continuous improvement, operating with a sense of urgency and inspiring a performance-driven culture; and (4) our commitment to rigorous strategic planning.
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
Fiscal 2020 Financial Highlights
Our sales from continuing operations were $7.81 billion in fiscal 2020 compared to $8.51 billion in fiscal 2019. The 8.3 percent decrease in sales from continuing operations was primarily driven by negative combined Darden same-restaurant sales of 11.0 percent partially offset by revenue from the addition of 19 net new company-owned restaurants. The decrease in sales was driven by the impact of COVID-19 on our fourth quarter results in fiscal 2020 which declined 43.0 percent from the fourth quarter of fiscal 2019.
Net loss from continuing operations for fiscal 2020 was $49.2 million ($0.40 per diluted share) compared with net earnings from continuing operations for fiscal 2019 of $718.6 million ($5.73 per diluted share). Our results from continuing operations for fiscal 2020 decreased compared to fiscal 2019 primarily due to the economic impacts of COVID-19 which had a material adverse effect on the fourth quarter of fiscal 2020.
Our net loss from discontinued operations was $3.2 million ($0.03 per diluted share) for fiscal 2020, compared with a net loss from discontinued operations of $5.2 million ($0.04 per diluted share) for fiscal 2019. When combined with results from continuing operations, our diluted net loss per share was $0.43 for fiscal 2020 and diluted net earnings per share was $5.69 for fiscal 2019.
Outlook
While it is our normal practice to provide an annual financial outlook, given the level of volatility and uncertainty surrounding the future impact of the COVID-19 outbreak, measures taken to control its spread, the broader U.S. economy and any specific impact on our financial results, we are providing only a limited outlook for fiscal 2021.
In fiscal 2021, we expect to open 35-40 net new restaurants and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $250.0 million and $300.0 million.

RESULTS OF OPERATIONS FOR FISCAL 2020 AND 2019
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 31, 2020 and May 26, 2019:

	Fiscal Year Ended		Percent Change
(in millions)	May 31, 2020	May 26, 2019	2020 vs 2019
Sales	$7,806.9	$8,510.4	(8.3)%
Costs and expenses:
Food and beverage	2,240.8	2,412.5	(7.1)%
Restaurant labor	2,682.6	2,771.1	(3.2)%
Restaurant expenses	1,475.1	1,477.8	(0.2)%
Marketing expenses	238.0	255.3	(6.8)%
General and administrative expenses	376.4	405.5	(7.2)%
Depreciation and amortization	355.9	336.7	5.7%
Impairments and disposal of assets, net	221.0	19.0	NM
Goodwill impairment	169.2	—	NM
Total operating costs and expenses	$7,759.0	$7,677.9	1.1%
Operating income	47.9	832.5	(94.2)%
Interest, net	57.3	50.2	14.1%
Other (income) expense, net	151.6	—	NM
Earnings (loss) before income taxes	(161.0)	782.3	NM
Income tax expense (benefit) (1)	(111.8)	63.7	NM
Earnings (loss) from continuing operations	$(49.2)	$718.6	NM
Losses from discontinued operations, net of tax	(3.2)	(5.2)	NM
Net earnings (loss)	$(52.4)	$713.4	NM

(1) Effective tax rate	69.4%	8.1%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2019:

	May 31, 2020	May 26, 2019
Olive Garden	868	866
LongHorn Steakhouse	522	514
Cheddar’s Scratch Kitchen (1)	165	161
Yard House	81	79
The Capital Grille (2)	60	58
Seasons 52	44	44
Bahama Breeze	41	42
Eddie V’s	23	21
Total	1,804	1,785

(1)	Includes seven franchised locations acquired in fiscal 2020.

(2)	Includes two The Capital Burger restaurants in fiscal 2020 and one in fiscal 2019.
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by brand for the periods indicated:

	Total Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019		SRS (1)	May 31, 2020	May 26, 2019
Olive Garden	$4,013.8	$4,287.3	(6.4)%	(8.6)%	$4.5	$5.0
LongHorn Steakhouse	$1,701.1	$1,810.6	(6.0)%	(8.8)%	$3.2	$3.6
Cheddar’s Scratch Kitchen	$584.2	$664.0	(12.0)%	(17.1)%	$3.5	$4.2
Yard House	$528.3	$609.5	(13.3)%	(17.3)%	$6.6	$8.1
The Capital Grille	$405.0	$461.4	(12.2)%	(13.6)%	$6.8	$8.0
Seasons 52	$215.1	$253.2	(15.0)%	(18.7)%	$4.7	$5.9
Bahama Breeze	$201.3	$246.5	(18.3)%	(20.1)%	$4.7	$6.0
Eddie V’s	$136.1	$144.5	(5.8)%	(15.2)%	$6.0	$7.4

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.

(2)	Average annual sales are calculated as net sales divided by total restaurant operating weeks multiplied by 52 weeks.
Olive Garden’s sales decrease for fiscal 2020 was primarily driven by a U.S. same-restaurant sales decrease primarily driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales in fiscal 2020 resulted from a 10.0 percent decrease in same-restaurant guest counts offset by a 1.4 percent increase in average check.
LongHorn Steakhouse’s sales decrease for fiscal 2020 was driven by a same-restaurant sales decrease primarily driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales in fiscal 2020 resulted from a 10.4 percent decrease in same-restaurant guest counts offset by a 1.6 percent increase in average check.

In total, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s generated sales in fiscal 2020 that were 13.0 percent below fiscal 2019. The sales decrease for fiscal 2020 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19, partially offset by incremental sales from new restaurants.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 31, 2020 and May 26, 2019.

	Fiscal Year Ended
	May 31, 2020	May 26, 2019
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.7	28.3
Restaurant labor	34.4	32.6
Restaurant expenses	18.9	17.4
Marketing expenses	3.0	3.0
General and administrative expenses	4.8	4.8
Depreciation and amortization	4.6	4.0
Impairments and disposal of assets, net	2.8	0.2
Goodwill impairment	2.2	—
Total operating costs and expenses	99.4%	90.2%
Operating income	0.6	9.8
Interest, net	0.7	0.6
Other (income) expense, net	1.9	—
Earnings (loss) before income taxes	(2.1)	9.2
Income tax expense (benefit)	(1.4)	0.7
Earnings (loss) from continuing operations	(0.6)	8.4
Total operating costs and expenses from continuing operations were $7.76 billion in fiscal 2020 and $7.68 billion in fiscal 2019.

Fiscal 2020 Compared to Fiscal 2019:

•
Food and beverage costs increased as a percent of sales primarily due to a 1.0% impact from unfavorable menu mix and inflation partially offset by a 0.4% impact from pricing and a 0.3% impact related to cost savings initiatives.

•
Restaurant labor costs increased as a percent of sales primarily due to a 1.3% impact from inflation and a 1.4% impact from sales deleverage and decreased productivity, partially offset by a 0.8% impact from pricing leverage.

•	Restaurant expenses increased as a percent of sales primarily due to sales deleverage.

•	Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.

•
Impairments and disposal of assets, net increased as a percent of sales due to the economic impact of the COVID-19 pandemic. During the fourth quarter of fiscal 2020, we recorded non-cash impairment charges of $220.8 million related to a portion of our other indefinite-lived intangible assets and other assets.

•
Goodwill impairment increased as a percent of sales due to the economic impact of the COVID-19 pandemic. During the fourth quarter of fiscal 2020, we recorded a non-cash impairment charge of $169.2 million related to a portion of our goodwill.

INCOME TAXES
The effective income tax rates for fiscal 2020 and 2019 for continuing operations were 69.4 percent and 8.1 percent, respectively. During fiscal 2020, we had an income tax benefit of $111.8 million compared to income tax expense of $63.7 million in fiscal 2019. The significant change was driven primarily by our net loss from continuing operations in fiscal 2020, compared to fiscal 2019 net earnings from continuing operations and the impact of certain tax credits on our lower earnings before income taxes.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net loss from continuing operations for fiscal 2020 was $49.2 million ($0.40 per diluted share) compared with net earnings from continuing operations for fiscal 2019 of $718.6 million ($5.73 per diluted share).
Our results from continuing operations for fiscal 2020 decreased compared with fiscal 2019 primarily due to the economic impacts of COVID-19 which had a material adverse effect on the fourth quarter of fiscal 2020. Our diluted per share results from continuing operations were negatively impacted by approximately $2.19 in fiscal 2020 due to non-cash goodwill and trademark impairments, approximately $0.29 due to non-cash restaurant-level impairments and approximately $0.18 due to inventory and note receivable write-downs. Additionally, our diluted per share results from continuing operations for fiscal 2020 were adversely impacted by approximately $0.89 due to a pension settlement charge and approximately $0.02 due to an international structure simplification from the second quarter of fiscal 2020.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2020 were a net loss of $3.2 million ($0.03 per diluted share) compared with a net loss for fiscal 2019 of $5.2 million ($0.04 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s in the U.S. and Canada as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business. See Note 5 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 31, 2020	May 26, 2019	2020 vs 2019
Olive Garden	18.3%	20.5%	(220)	BP
LongHorn Steakhouse	15.4%	18.2%	(280)	BP
Fine Dining	16.3%	20.6%	(430)	BP
Other Business	8.9%	14.7%	(580)	BP
The decrease in the Olive Garden, LongHorn Steakhouse, Fine Dining and Other Business’ segment profit margins for fiscal 2020 was driven primarily by negative same-restaurant sales during the fourth quarter of fiscal 2020, resulting from the economic impact of COVID-19.
RESULTS OF OPERATIONS FOR FISCAL 2019 COMPARED TO 2018
For a comparison of our results of operations for the fiscal years ended May 26, 2019 and May 27, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 26, 2019, filed with the SEC on July 19, 2019.
SEASONALITY
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We do not believe inflation had a significant overall effect on our annual results of operations during fiscal 2020 or 2019.

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

Leases
We evaluate our leases at their inception to estimate their expected term, which commences on the date when we have the right to control the use of the leased property and includes the non-cancelable base term plus all option periods we are reasonably certain to exercise. Our judgment in determining the appropriate expected term and discount rate for each lease affects our evaluation of:

•	The classification and accounting for leases as operating versus finance;

•	The rent holidays and escalation in payments that are included in the calculation of the lease liability and related right-of-use asset; and

•	The term over which leasehold improvements for each restaurant facility are amortized.
These judgments may produce materially different amounts of lease liabilities and right-of-use assets recognized on our consolidated balance sheets, as well as depreciation, amortization, interest and rent expense recognized in our consolidated statements of earnings if different discount rates and expected lease terms were used.
Valuation of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.
During the fourth quarter of fiscal 2020, we identified indicators of impairment of our long-lived assets due to COVID-19, including but not limited to significant decline in cash flows, significant decline in sales, and overall challenging environment for the restaurant industry due to the mandated suspension of dine-in operations and other restrictions such as table spacing requirements. Due to the indicators that were present throughout our fourth quarter, we deemed it more likely than not that an impairment may have occurred in our long-lived assets and performed impairment testing as of May 31, 2020. As a result of our impairment test, we recorded pre-tax non-cash impairment charges of $47.0 million in the fourth quarter of fiscal 2020 related to 11 underperforming restaurants we permanently closed during the quarter and 9 other restaurants whose projected cash flows were not sufficient to cover their respective carrying values.
Significant judgment was used in estimating both the recoverability of the carrying value and fair value of the long-lived assets:

•	Recoverability was determined by our ability to recognize undiscounted cash flows over the carrying value of the assets.

•	Cash flow assumptions were based on forecasted sales and expenses utilizing historical and current trends factoring in the estimated impact of COVID-19, and estimated useful life of the assets.

•	Fair value was determined based on discounted cash flows, sales prices of comparable assets, or third-party appraisals which included market, growth and discount rates.

Valuation and Recoverability of Goodwill and Trademarks
We have eight reporting units, six of which had goodwill and seven of which had trademarks. Goodwill and trademarks are not subject to amortization and goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.
We estimate the fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize a goodwill impairment loss when the fair value of the reporting unit is less than its carrying value.
We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.
We performed our annual impairment test of our goodwill and trademarks as of February 24, 2020 which was the first day of our fiscal 2020 fourth quarter. As of February 24, 2020, no impairment of goodwill or trademarks was indicated based on our testing. However, subsequent to our annual test date, we identified indicators of impairment due to the COVID-19 pandemic, including but not limited to stock price volatility in general, the volatility of our stock price as well as our competitors, the significant decline in our market capitalization, declining sales at our restaurants and the challenging environment for the restaurant industry due to the mandated suspension of dine-in operations and other restrictions such as table spacing requirements. Due to the indicators that were present throughout our fourth quarter, we deemed it more likely than not that an impairment may have occurred in both our goodwill and trademark balances and performed impairment testing as of May 31, 2020 to determine if the fair values were less than their carrying values. Due to the economic impact of COVID-19 on Darden’s overall market capitalization and the impact on Cheddar’s Scratch Kitchen’s projected sales and cash flows, we determined that both the estimated fair values of the trademark and the reporting unit for Cheddar’s Scratch Kitchen were less than their respective carrying values. As a result, we recorded in our fiscal 2020 fourth quarter pre-tax non-cash impairment charges of $145.0 million and $169.2 million related to the Cheddar’s Scratch Kitchen trademark and goodwill balances, respectively. The fair value of our remaining reporting units exceeded their carrying values by at least 30 percent and the trademark fair value of our remaining reporting units exceeded their carrying values by at least 40 percent.
Significant judgment was used when performing our impairment testing of goodwill and trademarks including the following estimates:

•
Future sales, operating results and cash flows: The projected performance for each reporting unit was based on a combination of historical and current trends, organic growth expectations, residual growth rate assumptions and considerations from the impact of COVID-19.

•	Royalty rate: The royalty rates were determined based on internal assumptions combined with observed market participant data. The royalty rates used ranged from 2.75 percent to 4.0 percent.

•
Discount rate: The discount rate was on an adjusted estimated weighted average cost of capital (WACC) for each business unit. The cost of equity estimate utilized both external and internal assumptions including perceived risk attributable to each reporting unit specifically.

•	Market multiples and control premiums: Both market multiples and control premiums were estimated using observable market data.
A key assumption in our goodwill impairment test was the WACC utilized for discounting our estimated future cash flows to estimate the fair value of our reporting units under the income approach. A key assumption in our trademark impairment test was the discount rate utilized in the relief-from-royalty method. The following table illustrates the sensitivity to a one-percentage-

point change in the WACC and discount rate assumptions for goodwill and trademark valuation models for our material reporting unit balances.

	Goodwill Sensitivity			Trademark Sensitivity
(dollars in millions)	WACC	Amount by Which Fair Value Exceeded Carrying Value	Impact to Fair Value from a One-Percentage-Point Increase in WACC	Discount Rate	Amount by Which Fair Value Exceeded Carrying Value	Impact to Fair Value from a One-Percentage-Point Increase in the Discount Rate
LongHorn Steakhouse	10.5%	$2,266.2	$(190.0)	11.5%	$502.0	$(90.0)
The Capital Grille	11.0%	$382.5	$(65.0)	12.0%	$63.0	$(20.0)
Yard House	11.0%	$176.4	$(65.0)	12.0%	$141.0	$(30.0)
Cheddar’s Scratch Kitchen	11.5%	$—	$(55.0)	12.5%	$—	$(20.0)
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our revolving credit agreement (Revolving Credit Agreement) increases. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At May 31, 2020, additional write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.10 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.1 million for fiscal 2020.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 12 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $21.6 million balance of unrecognized tax benefits at May 31, 2020, includes $6.2 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $6.2 million relates to items that would impact our effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, during the fourth quarter of fiscal 2020, all of our restaurants began operating at reduced capacities due to the COVID-19 outbreak and may not be able to generate sufficient cash from operations to cover all of our projected expenditures while operating at these reduced capacities. Accordingly, in response to the current conditions, we have suspended our dividend until further notice and suspended our share repurchase activity. To secure our liquidity position and provide financial flexibility, during the fourth quarter of fiscal 2020 we drew the full $750.0 million from our Revolving Credit Agreement, secured $270 million through a Term Loan Agreement and received $505.1 million in net proceeds in a follow-on equity offering. We subsequently fully repaid the $750.0 million drawn from our Revolving Credit Agreement (see below for additional information).

We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:

•	Moody’s Investors Service “Baa3”;

•	Standard & Poor’s “BBB-”; and

•	Fitch “BBB-”.
Our commercial paper has ratings of:

•	Moody’s Investors Service “P-3”;

•	Standard & Poor’s “A-3”; and

•	Fitch “F-3”.

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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As noted above, on March 17, 2020, we borrowed the full $750.0 million available under the Revolving Credit Agreement and fully repaid the borrowing on May 5, 2020. As of May 31, 2020, we had no outstanding balances under the Revolving Credit Agreement.

On April 6, 2020, we entered into a $270.0 million 364-day Term Loan Credit Agreement (the Term Loan Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. The Term Loan Agreement is a senior unsecured obligation of the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated total debt to total capitalization ratio of 0.75 to 1.00). The Term Loan Agreement also contains events of default customary for credit agreements of this type.

The Term Loan Agreement was fully drawn on April 6, 2020 and matures on April 5, 2021, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The Term Loan Agreement includes a covenant that we will not use the proceeds to pay any cash dividends to shareholders or to repurchase our common stock. The Term Loan Agreement also contains a provision that allows existing lenders to increase their loans, and additional lenders to join the Term Loan Agreement after the April 6, 2020 closing date and to make additional loans, up to a total principal amount of $370.0 million. No such increases or additional loans have been made as of the date of the filing of this report. Interest rates on borrowings under the Term Loan Agreement will be based on prevailing interest rates as described in the Term Loan Agreement and, in part, upon our credit ratings. Applicable interest rates under the Term Loan Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. The applicable interest rate for this loan at May 31, 2020 was 3.750 percent.
At May 31, 2020, our long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 31, 2020, no such adjustments are made to this rate.
Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may issue equity securities or unsecured debt securities from time to time in one or more series, which may consist of notes, debentures or other evidences of indebtedness in one or more offerings.
From time to time, we may repurchase our outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.
From time to time, we enter into interest rate derivative instruments to manage interest rate risk inherent in our operations. See Note 7 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
A summary of our contractual obligations and commercial commitments at May 31, 2020, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt	$278.7	$278.7	$—	$—	$—
Long-term debt (1)	1,596.4	41.6	83.2	83.2	1,388.4
Leases (2)	3,263.0	399.0	743.3	613.1	1,507.6
Purchase obligations (3)	456.9	445.7	11.2	—	—
Benefit obligations (4)	341.0	25.5	56.4	63.8	195.3
Unrecognized income tax benefits (5)	23.7	7.3	3.1	13.3	—
Total contractual obligations	$5,959.7	$1,197.8	$897.2	$773.4	$3,091.3

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$109.3	$109.3	$—	$—	$—
Guarantees (7)	151.5	39.4	63.6	32.1	16.4
Total commercial commitments	$260.8	$148.7	$63.6	$32.1	$16.4

(1)	Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $10.3 million.

(2)	Includes noncancelable future operating lease and finance lease commitments.

(3)	Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous commitments.

(4)
Includes expected contributions associated with our supplemental defined benefit pension plan and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2030.

(5)	Includes interest on unrecognized income tax benefits of $2.1 million, $1.1 million of which relates to contingencies expected to be resolved within one year.

(6)
Includes letters of credit for $65.2 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $44.0 million of surety bonds related to other payments.

(7)
Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster. We believe the likelihood of the third parties defaulting on the assignment agreements is remote.

Our adjusted debt to adjusted total capital ratio was 61 percent and 58 percent as of May 31, 2020 and May 26, 2019, respectively. Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement.
In fiscal 2020, we amended our Revolving Credit Agreement to update certain terms in the definition of the lease-debt equivalent made obsolete due to our adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases in the first quarter of fiscal 2020. The amendment has not resulted in a material change in our financial covenant under the Revolving Credit Agreement nor in our compliance with that covenant. For fiscal 2020, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $392.6 million. For fiscal 2019 the lease-debt equivalent includes 6.00 times the combined total annual minimum rent for operating leases and annual minimum lease payments for financing leases on a consolidated basis of $359.5 million. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 31, 2020	May 26, 2019
CAPITAL STRUCTURE
Short-term debt	$270.0	$—
Long-term debt, excluding unamortized discount and issuance costs	939.1	939.1
Capital lease obligations	—	84.0
Total debt	$1,209.1	$1,023.1
Stockholders’ equity	2,331.2	2,392.6
Total capital	$3,540.3	$3,415.7
CALCULATION OF ADJUSTED CAPITAL
Total debt	$1,209.1	$1,023.1
Lease-debt equivalent	2,355.4	2,157.0
Guarantees	151.5	151.6
Adjusted debt	$3,716.0	$3,331.7
Stockholders’ equity	2,331.2	2,392.6
Adjusted total capital	$6,047.2	$5,724.3
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	34%	30%
Adjusted debt to adjusted total capital ratio	61%	58%

Net cash flows provided by operating activities from continuing operations were $717.4 million and $1.27 billion in fiscal 2020 and 2019, respectively. Net cash flows provided by operating activities include net loss from continuing operations of $49.2 million in fiscal 2020 and net earnings from continuing operations of $718.6 million in fiscal 2019. Net cash flows provided by operating activities from continuing operations decreased in fiscal 2020 primarily due to a net loss from continuing operations driven by the impact of COVID-19 during the fourth quarter of fiscal 2020.
Net cash flows used in investing activities from continuing operations were $544.0 million in fiscal 2020 compared to net cash flows used in investing activities from continuing operations of $462.6 million in fiscal 2019. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $459.9 million in fiscal 2020, compared to $452.0 million in fiscal 2019. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $55.8 million in the acquisition of Cheddar’s Scratch Kitchen restaurants from existing franchisees.

Net cash flows provided by financing activities from continuing operations were $138.7 million in fiscal 2020, compared to net cash flows used in financing activities from continuing operations of $484.2 million in fiscal 2019. Net cash flows provided by financing activities in fiscal 2020 included proceeds of $750.0 million from drawing on our Revolving Credit Agreement, net proceeds of $505.1 million from a follow-on common stock offering, proceeds of $270.0 million from a 364-day term loan, and proceeds from the exercise of employee stock options, partially offset by repayment of the $750.0 million drawn from our Revolving Credit Agreement, dividend payments of $322.3 million and share repurchases of $330.3 million. Net cash flows used in financing activities in fiscal 2019 included dividend payments of $370.8 million and share repurchases of $207.5 million, partially offset by proceeds from the exercise of employee stock options and proceeds from financing lease obligations.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  Plan participants who had not yet begun receiving their benefit payments were provided the opportunity to receive their full accrued benefits from plan assets by either (i) electing immediate lump sum distributions or annuities or (ii) deferring commencement of their benefits to a later date. During fiscal 2020, we made a funding contribution of approximately $12.7 million to fully fund the benefit obligation. As of May 31, 2020, all of the plan assets were either (i) distributed to settle the benefits for participants who selected the lump sum option or (ii) transferred to a third-party annuity provider for all other eligible participants. The settlement of the benefit obligation to plan participants in fiscal 2020 resulted in a pre-tax pension settlement charge of $145.5 million recorded in other (income) expense, net in our consolidated statement of earnings. We expect to contribute approximately $0.4 million to our supplemental defined benefit pension plan and approximately $1.3 million to our postretirement benefit plan during fiscal 2021.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2021. Due to the impacts of COVID-19 on our financial position, we have currently suspended dividends and share repurchases, however, we intend to review our dividend policy and share repurchases as conditions warrant, potentially during fiscal 2021.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $1.10 billion at May 31, 2020, compared with $892.6 million at May 26, 2019. The increase was primarily due to an increase in cash and cash equivalents driven by net proceeds from the issuance of short-term debt and proceeds from a follow-on equity offering, offset by repurchases of common stock and dividends paid and lower cash from operations due to the economic impact of COVID-19.
Our total current liabilities were $1.79 billion at May 31, 2020, compared with $1.47 billion at May 26, 2019. The increase was primarily due to an increase in short term debt as well as an increase in other current liabilities due to the operating lease liability recorded as a result of the adoption of the new lease accounting guidance.

APPLICATION OF NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for a discussion of recently issued accounting standards.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate and foreign currency exchange instruments, equity forward and commodity derivative instruments for other than trading purposes. See Notes 1 and 7 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 31, 2020, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $23.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $89.7 million. The fair value of our long-term fixed-rate debt outstanding as of May 31, 2020, averaged $1.02 billion, with a high of $1.20 billion and a low of $828.7 million during fiscal 2020. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has concluded that, as of May 31, 2020, the Company’s internal control over financial reporting was effective based on these criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated July 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
July 24, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 31, 2020 and May 26, 2019, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and May 26, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 27, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of long-lived assets for impairment
As discussed in Notes 1, 4 and 10 to the consolidated financial statements, land, buildings and equipment, net and operating right-of-use assets were $6.7 billion as of May 31, 2020. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Based upon the analyses performed primarily resulting from several coronavirus disease 2019 (COVID-19) pandemic factors, including significant reduction in guest traffic at the restaurants, state and local government mandated restrictions including suspension of dine-in operations, and resulting changes in consumer behavior, the Company recognized pre-tax impairment charges for long-lived assets of $51.2 million in fiscal 2020.
We identified the evaluation of long-lived assets for impairment as a critical audit matter. Subjective auditor judgment was required to evaluate the effects of expected useful lives of the long-lived assets and the forecasted cash flows to be generated by the asset groups, specifically forecasted sales and forecasted expenses, including the effects of the COVID-19 pandemic and resulting duration of the economic downturn. Furthermore, in determining the fair value of certain long-lived assets, involvement of valuation professionals with specialized skills and knowledge was required to assess the market rental rates, rental growth rates and discount rates in certain right-of-use assets. Involvement of valuation professionals with specialized skills and knowledge was also required to evaluate certain discount rates used in the impairment models.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-lived assets impairment process, including controls related to the assumptions listed above. To test the Company’s impairment assessment, we evaluated the Company’s ability to accurately forecast future sales and expenses by comparing actual results to the Company’s historical forecasts. We performed sensitivity analyses over future sales and expense assumptions and expected useful lives to evaluate the change in the impairment analysis of each asset group resulting from changes in these specific assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–	assessing the methodology used to determine the fair value of right-of-use assets;

–	evaluating market rental rates in certain right-of-use assets by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities;

–	evaluating rental growth rates and discount rates in certain right-of-use assets by comparing them to publicly available market data for comparable entities and assessing the resulting rates;

–	assessing the estimate of certain right-of-use assets’ fair value considering the application of the Company’s rental rates, rental growth rates, and discount rates; and

–	evaluating the discount rates by comparing them to publicly available market data for comparable entities and assessing the resulting discount rates.
Evaluation of goodwill and trademarks for impairment
As discussed in Note 1 to the consolidated financial statements, the Company performs goodwill and trademarks impairment testing on an annual basis as of the first day of the fiscal fourth quarter or when a triggering event occurs. The Company identified a triggering event requiring an interim impairment assessment of goodwill and trademarks at the end of the fourth quarter of 2020 upon consideration of the current overall economic conditions resulting from several COVID-19 pandemic factors. Such factors include significant reduction in guest traffic at the restaurants, state and local government mandated restrictions including suspension of dine-in operations, and resulting changes in consumer behavior impacting the Company. The evaluation of goodwill and trademarks impairment requires considerable judgment and is sensitive to changes in underlying assumptions and factors. A combination of the income and market approach was used to determine the fair value of goodwill and the income approach was used to determine the fair value of trademarks. The goodwill and trademarks balance as of May 31, 2020 was $ 1.0 billion and $805.9 million, respectively. Based upon the analysis performed, the Company recognized pre-tax impairment charges for goodwill and trademarks of $314.2 million in fiscal 2020 for Cheddar’s Scratch Kitchen.
We identified the evaluation of goodwill and trademarks impairment analysis as a critical audit matter. There was a high degree of auditor judgment required in evaluating certain assumptions used to estimate the fair value of goodwill and trademarks. Specifically, the evaluation of projected sales, operating results, and future cash flows, including the effects of the COVID-19 pandemic and resulting duration of the economic downturn, market multiples, discount rates and royalty rates were subjective to test. Additionally, we involved the use of valuation professionals with specialized skills and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill and trademarks impairment assessment process, including controls related to the assumptions listed above. We compared the Company’s historical forecasts of projected sales, operating results, and future cash flows to actual results to evaluate the Company’s ability to accurately forecast. We performed sensitivity analyses over forecasts of projected sales, operating results, and future cash flows to assess their impact on the determination of fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–
assessing the Company’s projected sales, operating results, and future cash flows by comparing the projected sales, operating results, and future cash flows in the Company’s analyses to industry reports and publicly available market data for comparable entities;

–	evaluating the discount rates and market multiples by comparing them to publicly available market data for comparable entities and assessing the resulting discount rates and market multiples;

–	performing sensitivity analyses over the discount rates and market multiples to assess their impact on the determination of fair value; and

–	evaluating the royalty rates by comparing them against rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Orlando, Florida
July 24, 2020

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Sales	$7,806.9	$8,510.4	$8,080.1
Costs and expenses:
Food and beverage	2,240.8	2,412.5	2,303.1
Restaurant labor	2,682.6	2,771.1	2,614.5
Restaurant expenses	1,475.1	1,477.8	1,417.1
Marketing expenses	238.0	255.3	252.3
General and administrative expenses	376.4	405.5	409.8
Depreciation and amortization	355.9	336.7	313.1
Impairments and disposal of assets, net	221.0	19.0	3.4
Goodwill impairment	169.2	—	—
Total operating costs and expenses	$7,759.0	$7,677.9	$7,313.3
Operating income	47.9	832.5	766.8
Interest, net	57.3	50.2	161.1
Other (income) expense, net	151.6	—	—
Earnings (loss) before income taxes	(161.0)	782.3	605.7
Income tax expense (benefit)	(111.8)	63.7	1.9
Earnings (loss) from continuing operations	$(49.2)	$718.6	$603.8
Losses from discontinued operations, net of tax benefit of $0.9, $1.8 and $4.8, respectively	(3.2)	(5.2)	(7.8)
Net earnings (loss)	$(52.4)	$713.4	$596.0
Basic net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.82	$4.87
Losses from discontinued operations	(0.03)	(0.04)	(0.06)
Net earnings (loss)	$(0.43)	$5.78	$4.81
Diluted net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.73	$4.79
Losses from discontinued operations	(0.03)	(0.04)	(0.06)
Net earnings (loss)	$(0.43)	$5.69	$4.73
Average number of common shares outstanding:
Basic	122.7	123.5	124.0
Diluted	122.7	125.4	126.0
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Net earnings	$(52.4)	$713.4	$596.0
Other comprehensive income (loss):
Foreign currency adjustment	5.5	0.6	(0.9)
Change in fair value of marketable securities, net of taxes of $0.0, $0.0 and $0.0, respectively	—	—	(0.1)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.3), $(0.1) and $0.0, respectively	(17.6)	5.6	(4.6)
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $30.8, $(6.4) and $(0.7), respectively	92.7	(19.2)	(1.1)
Reclassification of tax effect	—	—	(15.6)
Other comprehensive income (loss)	$80.6	$(13.0)	$(22.3)
Total comprehensive income	$28.2	$700.4	$573.7
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 31, 2020	May 26, 2019
ASSETS
Current assets:
Cash and cash equivalents	$763.3	$457.3
Receivables, net	49.8	88.3
Inventories	206.9	207.3
Prepaid income taxes	18.4	41.6
Prepaid expenses and other current assets	63.0	98.1
Total current assets	$1,101.4	$892.6
Land, buildings and equipment, net	2,756.9	2,552.6
Operating lease right-of-use assets	3,969.2	—
Goodwill	1,037.4	1,183.7
Trademarks	805.9	950.8
Other assets	275.3	313.1
Total assets	$9,946.1	$5,892.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249.4	$332.6
Short-term debt	270.0	—
Accrued payroll	150.0	175.3
Accrued income taxes	6.2	11.6
Other accrued taxes	43.4	54.2
Unearned revenues	467.9	428.5
Other current liabilities	605.9	471.9
Total current liabilities	$1,792.8	$1,474.1
Long-term debt	928.8	927.7
Deferred income taxes	56.1	156.9
Operating lease liabilities - non-current	4,276.3	—
Deferred rent	—	354.4
Other liabilities	560.9	587.1
Total liabilities	$7,614.9	$3,500.2
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 129.9 and 123.1 shares, respectively; outstanding 129.9 and 123.1 shares, respectively	2,205.3	1,685.0
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings	143.5	806.6
Accumulated other comprehensive income (loss)	(17.6)	(98.2)
Unearned compensation	—	(0.8)
Total stockholders’ equity	$2,331.2	$2,392.6
Total liabilities and stockholders’ equity	$9,946.1	$5,892.8
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 28, 2017	$1,614.6	$560.1	$(7.8)	$(62.9)	$(2.3)	$2,101.7
Net earnings	—	596.0	—	—	—	596.0
Other comprehensive income	—	—	—	(22.3)	—	(22.3)
Dividends declared ($2.52 per share)	—	(315.3)	—	—	—	(315.3)
Stock option exercises (0.8 shares)	32.0	—	—	—	—	32.0
Stock-based compensation	22.7	—	—	—	—	22.7
Repurchases of common stock (2.8 shares)	(36.0)	(198.8)	—	—	—	(234.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	5.7	—	—	—	0.1	5.8
Other	(7.1)	15.6	—	—	0.5	9.0
Balances at May 27, 2018	$1,631.9	$657.6	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	713.4	—	—	—	713.4
Other comprehensive income	—	—	—	(13.0)	—	(13.0)
Dividends declared ($3.00 per share)	—	(373.5)	—	—	—	(373.5)
Stock option exercises (1.2 shares)	52.2	—	—	—	—	52.2
Stock-based compensation	26.8	—	—	—	—	26.8
Repurchases of common stock (1.9 shares)	(26.2)	(181.3)	—	—	—	(207.5)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	7.1	—	—	—	0.8	7.9
Other	(6.8)	(9.6)	7.8	—	0.1	(8.5)
Balances at May 26, 2019	$1,685.0	$806.6	$—	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	(52.4)	—	—	—	(52.4)
Other comprehensive income	—	—	—	80.6	—	80.6
Dividends declared ($2.64 per share)	—	(325.1)	—	—	—	(325.1)
Stock option exercises (0.3 shares)	12.4	—	—	—	—	12.4
Stock-based compensation	33.4	—	—	—	—	33.4
Repurchases of common stock (2.9 shares)	(40.9)	(289.4)	—	—	—	(330.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	8.4	—	—	—	—	8.4
Stock issuance - Public Offering (9.0 shares)	505.1	—	—	—	—	505.1
Other	1.9	3.8	—	—	0.8	6.5
Balances at May 31, 2020	$2,205.3	$143.5	$—	$(17.6)	$—	$2,331.2
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Cash flows - operating activities
Net earnings (loss)	$(52.4)	$713.4	$596.0
Losses from discontinued operations, net of tax	3.2	5.2	7.8
Adjustments to reconcile net earnings (loss) from continuing operations to cash flows:
Depreciation and amortization	355.9	336.7	313.1
Goodwill and other impairments and disposal of assets, net	390.2	19.0	3.4
Stock-based compensation expense	53.0	59.8	42.8
Change in current assets and liabilities	(73.3)	36.4	(8.0)
Contributions to pension and postretirement plans	(14.4)	(1.7)	(62.0)
Deferred income taxes	(133.6)	47.5	(20.6)
Change in deferred rent	—	34.3	36.6
Change in other assets and liabilities	38.3	9.5	14.6
Pension settlement charge	145.5	—	—
Loss on extinguishment of debt	—	—	102.2
Other, net	5.0	7.5	(6.1)
Net cash provided by operating activities of continuing operations	$717.4	$1,267.6	$1,019.8
Cash flows - investing activities
Purchases of land, buildings and equipment	(459.9)	(452.0)	(396.0)
Proceeds from disposal of land, buildings and equipment	5.8	13.2	3.3
Cash used in business acquisitions, net of cash acquired	(55.8)	—	(40.4)
Purchases of capitalized software and other assets	(24.6)	(25.9)	(22.8)
Other, net	(9.5)	2.1	4.8
Net cash used in investing activities of continuing operations	$(544.0)	$(462.6)	$(451.1)
Cash flows - financing activities
Net proceeds from issuance of common stock	525.9	59.3	37.8
Dividends paid	(322.3)	(370.8)	(313.5)
Repurchases of common stock	(330.3)	(207.5)	(234.8)
Proceeds from issuance of short-term debt	1,020.0	137.5	960.0
Repayments of short-term debt	(750.0)	(137.5)	(960.0)
Repayments of long-term debt	—	—	(408.2)
Proceeds from issuance of long-term debt	—	—	300.0
Principal payments on capital and financing leases	(5.2)	(6.2)	(5.4)
Proceeds from financing lease obligation	—	40.9	—
Other, net	0.6	0.1	(12.5)
Net cash provided by (used) in financing activities of continuing operations	$138.7	$(484.2)	$(636.6)
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(6.1)	(10.4)	(18.5)
Net cash provided by investing activities of discontinued operations	—	—	0.2
Net cash used in discontinued operations	$(6.1)	$(10.4)	$(18.3)
Increase (decrease) in cash and cash equivalents	306.0	310.4	(86.2)
Cash and cash equivalents - beginning of year	457.3	146.9	233.1
Cash and cash equivalents - end of year	$763.3	$457.3	$146.9

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Cash flows from changes in current assets and liabilities
Receivables, net	$13.7	$2.1	$(7.2)
Inventories	(13.9)	(2.1)	(26.6)
Prepaid expenses and other current assets	(2.8)	(8.2)	(12.5)
Accounts payable	(68.5)	55.0	12.6
Accrued payroll	(25.3)	(2.2)	25.9
Prepaid/accrued income taxes	17.8	(14.2)	(9.9)
Other accrued taxes	(10.9)	(2.4)	1.6
Unearned revenues	39.4	11.3	33.5
Other current liabilities	(22.8)	(2.9)	(25.4)
Change in current assets and liabilities	$(73.3)	$36.4	$(8.0)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 30 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America and the Middle East. All significant intercompany balances and transactions have been eliminated in consolidation.

For fiscal 2020, 2019 and 2018, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented.
COVID-19 Pandemic
In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Through the first three quarters of fiscal 2020, our financial results were strong as sales from continuing operations for the first nine months of fiscal 2020 increased over the prior year period. The COVID-19 pandemic negatively impacted this strong performance, and for most of the fourth quarter of fiscal 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. Our sales for the fourth quarter of fiscal 2020 declined compared to the fourth quarter of fiscal 2019. As we continue to navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility, including:

•
Modifying our business operations in order to continue serving guests at our restaurants as safely and effectively as possible, including, initially transitioning all restaurant locations to a To Go only or To Go and delivery model;

•	Reducing or eliminating fixed costs in our restaurants and restaurant support center as well as eliminating or delaying most nonessential capital spending;

•	Furloughing a substantial number of hourly restaurant employees as a result of the closure of our dining rooms and reduction in sales;

•
Protecting our team members’ safety and wellbeing, including sourcing additional sanitation supplies and personal protective equipment, implementing paid sick leave for all hourly restaurant team members, providing a $75.0 million emergency pay program and covering $4.1 million of health and welfare insurance premiums for furloughed team members;

•	Suspending the quarterly cash dividend, with the intention of reviewing our dividend policy as developments warrant;

•	Fully drawing on our $750.0 million Revolving Credit Agreement, which was subsequently repaid in May 2020;

•	Securing a $270.0 million term loan;

•	Raising $505.1 million in net proceeds from a follow-on equity offering;

•	Suspending our share repurchase activity; and

•	Implementing a careful, phased reopening of our dining rooms where permitted by local regulations.
The impact on our operating results as well as the operational and financial measures we have implemented in response to the COVID-19 pandemic have been included throughout this document. As a result of the economic impact of the COVID-19 pandemic, during the fourth quarter of fiscal 2020, we recorded non-cash impairment charges of $390.0 million related to a portion of our goodwill, other indefinite-lived intangible assets, and other assets. See “Goodwill and Intangible Assets” section below and Note 3 for additional information. Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the United States. The provisions of the CARES Act provide for, among other items, refundable employee retention tax credits for which we intend to claim approximately $39.2 million related to our emergency pay program mentioned above. See Note 12 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2020, which ended May 31, 2020, consisted of 53 weeks. Fiscal 2019, which ended May 26, 2019, consisted of 52 weeks and fiscal 2018, which ended May 27, 2018, consisted of 52 weeks.
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
Franchise Acquisitions
During fiscal 2020, we completed the acquisition of eight Cheddar's Scratch Kitchen restaurants (seven operating and one closed) and certain assets and liabilities from existing franchisees. The acquisitions were funded with cash on hand for $58.1 million in total consideration, of which approximately $29.9 million was allocated to land, buildings and equipment. The results of operations of these restaurants are included in our consolidated financial statements from the date of acquisition. Pro-forma financial information of the combined entities for periods prior to the acquisitions is not presented due to the immaterial impact, both individually and in the aggregate, of the financial results of the acquired restaurants on our consolidated financial statements.
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

(in millions)	May 31, 2020	May 26, 2019
Short-term investments	$673.5	$319.5
Credit card receivables	64.0	108.2
Depository accounts	25.8	29.6
Total cash and cash equivalents	$763.3	$457.3

As of May 31, 2020, and May 26, 2019, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents.
Receivables, Net
Receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible. See Note 11 for additional information.
Inventories
Inventories consist of food and beverages and are valued at the lower of weighted-average cost or net realizable value.
Land, Buildings and Equipment, Net
Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from 7 to 40 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings in land, buildings and equipment, net, are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 2 to 20 years also using the straight-line method. See Note 4 for additional information. Gains and losses on the disposal of land, buildings and equipment are included in impairments and disposal of assets, net, while the write-off of undepreciated book value associated with the replacement of equipment in the normal course of business is recorded as a component of restaurant expenses in our accompanying consolidated statements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

earnings. Depreciation and amortization expense from continuing operations associated with buildings and equipment and losses on replacement of equipment were as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Depreciation and amortization on buildings and equipment	$326.8	$308.8	$288.8
Losses on replacement of equipment	2.4	3.6	4.1

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 31, 2020	May 26, 2019
Capitalized software	$227.9	$221.6
Accumulated amortization	(159.7)	(146.9)
Capitalized software, net of accumulated amortization	$68.2	$74.7

We have other definite-lived intangible assets, including assets related to the value of reacquired franchise rights resulting from our acquisitions that are included as a component of other assets and definite-lived intangible liabilities related to the value of below-market agreements resulting from our acquisitions that are included in other liabilities on our consolidated balance sheets. Additionally, prior to the adoption of FASB ASC Topic 842 in fiscal 2020, we had definite-lived intangible assets and liabilities related to the value of below-market leases and above-market leases, respectively, resulting from our acquisitions. Upon adoption of FASB ASC Topic 842, we derecognized those definite-lived intangible assets and liabilities and adjusted the carrying amount of the lease right-of-use asset by the corresponding amount. Definite-lived intangibles are amortized on a straight-line basis over estimated useful lives of 1 to 20 years. The cost and related accumulated amortization was as follows:

(in millions)	May 31, 2020	May 26, 2019
Definite-lived intangible assets	$23.8	$80.3
Accumulated amortization	(6.4)	(30.4)
Definite-lived intangible assets, net of accumulated amortization	$17.4	$49.9

Definite-lived intangible liabilities	$(3.0)	$(33.5)
Accumulated amortization	0.9	13.6
Definite-lived intangible liabilities, net of accumulated amortization	$(2.1)	$(19.9)

Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Amortization expense - capitalized software	$25.7	$26.7	$23.5
Amortization expense - other definite-lived intangibles	3.4	1.2	0.8

Amortization expense from continuing operations associated with above- and-below-market leases included in restaurant expenses as a component of rent expense in our consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Restaurant expense - below-market leases	$—	$3.0	$3.1
Restaurant expense - above-market leases	—	(1.6)	(1.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the net book values of our definite-lived intangible assets and liabilities at May 31, 2020, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $25.0 million annually for fiscal 2021 through 2025.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 31, 2020	May 26, 2019	May 31, 2020	May 26, 2019
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen (1)(2)	165.1	311.4	230.1	375.0
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.0	147.0
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,037.4	$1,183.7	$805.9	$950.8

(1)
During fiscal 2020, goodwill related to Cheddar’s Scratch Kitchen decreased $169.2 million due to an impairment charge and increased $22.9 million due to acquisitions of previously franchised locations.

(2)	During fiscal 2020, the Cheddar’s Scratch Kitchen trademark balance decreased due to an impairment charge.

We have eight reporting units, six of which have goodwill and seven of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

We estimate fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize an impairment loss when the fair value of the reporting unit is less than its carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from our annual long-range plan; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.

We performed our annual impairment test of our goodwill and trademarks as of February 24, 2020 which was the first day of our fiscal 2020 fourth quarter. As of February 24, 2020, no impairment of goodwill or trademarks was indicated based on our testing. However, subsequent to our annual test date, we identified indicators of impairment due to the COVID-19 pandemic, including but not limited to stock price volatility in general, the volatility of our stock price as well as our competitors, the significant decline in our market capitalization, declining sales at our restaurants and the challenging environment for the restaurant industry due to the mandated suspension of dine-in operations and other restrictions such as table spacing requirements. Due to the indicators that were present throughout our fourth quarter, we deemed it more likely than not that an impairment may have occurred in both our goodwill and trademark balances and performed impairment testing as of May 31, 2020 to determine if the fair values were less than their carrying values. Due to the economic impact of COVID-19 on Darden’s overall market capitalization and the impact on Cheddar’s Scratch Kitchen projected sales and cash flows, we determined that both the estimated fair values of the trademark and the reporting unit for Cheddar’s Scratch Kitchen were less than their carrying values. As a result, we recorded in our fiscal 2020 fourth quarter pre-tax non-cash impairment charges of $145.0 million and $169.2 million related to the Cheddar’s Scratch Kitchen trademark and goodwill balances, respectively. The fair value of our remaining reporting units exceeded their carrying values by at least 30 percent and the trademark fair value of our remaining reporting units exceeded their carrying values by at least 40 percent.

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
Impairment or Disposal of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If such assets are determined to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals, sales prices of comparable assets or discounted future net cash flows expected to be generated by the assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in assets held for sale on our consolidated balance sheets when certain criteria are met. These criteria include, among other factors, the requirement that the likelihood of disposing of these assets within one year is probable. Assets not meeting the “held for sale” criteria remain in land, buildings and equipment until their disposal is probable within one year.
We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property, we adjust the lease liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to the lease liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets, primarily land, associated with a closed restaurant, any gain or loss is recorded in the same caption within our consolidated statements of earnings as the original impairment. See Note 3 for additional information.
Insurance Accruals
Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers’ compensation and general liability programs. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.
Revenue Recognition
Sales, as presented in our consolidated statements of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beverage products are sold. Revenue is presented net of sales tax. Sales taxes collected from customers are included in other accrued taxes on our consolidated balance sheets until the taxes are remitted to governmental authorities.
Franchise royalties, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Revenue from area development and franchise fees are recognized as the performance obligations are satisfied over the term of the franchise agreement, which is generally 10 years. Advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Additionally, franchisee purchases of our inventory through our distribution network are recognized as revenue in the period the purchases are made.
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
FASB ASC Topic 740, Income Taxes, requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 12 for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria required by FASB ASC Topic 815, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss), net of tax. These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period in which it occurs. To the extent our derivatives are effective in mitigating changes in fair value, and otherwise meet the fair value hedge accounting criteria required by FASB ASC Topic 815, gains and losses in the derivatives’ fair value are included in current earnings, as are the gains and losses of the related hedged item. To the extent the hedge accounting criteria are not met, the derivative contracts are utilized as economic hedges, and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur. Cash flows related to derivatives are included in operating activities. See Note 7 for additional information.
Leases
In April 2020, the FASB issued additional guidance on the application of FASB ASC Topic 842, Leases, for lease concessions related to the effects of COVID-19.  We have elected to apply the practical expedient outlined in the question-and-answer to account for COVID-19 related lease concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This has been applied to lease contracts in which the lease concessions did not result in a substantial increase in the lease obligation.  We have elected the remeasurement consistent with resolving a contingency approach which allows us to remeasure the lease liability and recognize the amount of change in the lease liability as an adjustment to the carrying amount of the associated right-of-use asset.  The total net aggregate of those adjustments was less than $1.0 million for fiscal 2020.

The majority of our restaurant locations, as well as our restaurant support center, are subject to a lease. We evaluate our leases at the commencement of the lease to determine the classification as an operating or finance lease. Upon adoption of FASB ASC Topic 842, we recognized operating and finance lease liabilities based on the present value of minimum lease payments over the remaining expected lease term and corresponding right-of-use assets. We recognize lease expense related to operating leases on a straight-line basis. Amortization expense and interest expense related to finance leases are included in depreciation and amortization and interest, net, respectively, in our consolidated statements of earnings. Sale-leasebacks are transactions through which we sell assets (such as restaurant properties) at fair value and subsequently lease them back. The resulting leases qualify and are accounted for as operating leases. Failed sale-leaseback transactions are generally classified as finance leases and result in retention of the “sold” assets within land, buildings and equipment with a finance lease liability equal to the amount of proceeds received recorded as a component of other liabilities on our consolidated balance sheets.

Within the provisions of certain of our leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Many of our leases have renewal periods totaling 5 to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the lease payments. At lease inception, we include option periods that we are reasonably certain to exercise as failure to renew the lease would impose an economic penalty either from the loss of our investment in leasehold improvements or future cash flows from operating the restaurant. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine finance versus operating lease classifications. Variable lease expense is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Landlord allowances are recorded as an adjustment to the right-of-use assets. Gains and losses on sale-leaseback transactions are recognized immediately. See Note 10 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Stock-Based Compensation
We recognize the cost of employee service received in exchange for awards of equity instruments based on the grant date fair value of those awards. We recognize compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service period for awards granted. We utilize the Black-Scholes option pricing model to estimate the fair value of stock option awards. The dividend yield has been estimated based upon our historical results and expectations for changes in dividend rates. The expected volatility was determined using historical stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected life of each grant. The expected life was estimated based on the exercise history of previous grants, taking into consideration the remaining contractual period for outstanding awards. We utilize a Monte Carlo simulation to estimate the fair value of our market-based equity-settled performance awards. The dividend yield assumes reinvestment of dividends. The expected volatility was determined using historical stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term approximating the expected life of each grant. The expected life was estimated based on the performance measurement period for outstanding awards. See Note 14 for further information.

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

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 31, 2020	May 26, 2019	May 27, 2018
Earnings (loss) from continuing operations	$(49.2)	$718.6	$603.8
Losses from discontinued operations	(3.2)	(5.2)	(7.8)
Net earnings (loss)	$(52.4)	$713.4	$596.0
Average common shares outstanding – Basic	122.7	123.5	124.0
Effect of dilutive stock-based compensation	—	1.9	2.0
Average common shares outstanding – Diluted	122.7	125.4	126.0
Basic net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.82	$4.87
Losses from discontinued operations	(0.03)	(0.04)	(0.06)
Net earnings (loss)	$(0.43)	$5.78	$4.81
Diluted net earnings per share:
Earnings (loss) from continuing operations	$(0.40)	$5.73	$4.79
Losses from discontinued operations	(0.03)	(0.04)	(0.06)
Net earnings (loss)	$(0.43)	$5.69	$4.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options, restricted stock and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Anti-dilutive stock-based compensation awards	2.0	0.3	0.3

Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $4.5 million and $(1.0) million at May 31, 2020 and May 26, 2019, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $(0.2) million, $(1.0) million and $1.2 million for fiscal 2020, 2019 and 2018, respectively.
Recently Adopted Accounting Standards
As of May 27, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASC 842) which replaced existing lease guidance with comprehensive lease measurement and recognition guidance and expanded disclosure requirements. This new guidance requires lessees to recognize on the balance sheet a liability based on the present value of minimum lease payments and a corresponding right-of-use asset. Our balance sheet presentation was impacted upon adoption of this guidance by approximately $4.00 billion due to the recognition of right-of-use assets and approximately $4.41 billion due to the recognition of lease liabilities for operating leases. The right-of-use assets recorded at transition included the impact of deferred rent of approximately $359.1 million and lease incentives of approximately $111.6 million. We adopted this guidance using the modified retrospective transition method which means we did not adjust the balance sheet for comparative periods but recorded a $3.8 million cumulative-effect adjustment to retained earnings as of May 27, 2019. We elected the package of practical expedients which allowed us to not reassess previous accounting conclusions regarding lease identification, lease classification and initial direct costs. We elected the land easement practical expedient which allowed us to not evaluate our existing land easements for lease accounting treatment. We elected the short-term lease recognition exemption which provided the option to not recognize right-of-use assets and related liabilities that arise from certain leases with terms of 12 months or less. We also elected the accounting policy election to not separate lease and non-lease components for real estate leases entered into after adoption. See Note 10.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test which means an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This update is effective for us in the first quarter of fiscal 2021. In order to simplify our impairment testing for fiscal 2020, we elected to early adopt this guidance during the quarter ended May 31, 2020 using a prospective approach.
Application of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). The amendments in this update require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. The guidance in this update impacts, among other items, how a company determines its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

allowance for doubtful accounts as well as liabilities associated with financial guarantees related to assigned leases. We remain contingently liable for lease payments under certain restaurant leases related to dispositions. This guidance is effective for us during the first quarter of fiscal 2021 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
NOTE 2 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 31, 2020	May 26, 2019
Unearned revenues
Deferred gift card revenue	$494.6	$453.6
Deferred gift card discounts	(28.2)	(26.4)
Other	1.5	1.3
Total	$467.9	$428.5

Other liabilities
Deferred franchise fees - non-current	$2.8	$3.9
The following table presents a rollforward of deferred gift card revenue:

	Twelve Months Ended
(in millions)	May 31, 2020	May 26, 2019
Beginning balance	$453.6	$443.1
Activations	683.9	740.2
Redemptions and breakage	(642.9)	(729.7)
Ending balance	$494.6	$453.6

NOTE 3 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Restaurant impairments	$51.2	$19.5	$3.7
Disposal (gains) losses	(2.4)	(0.7)	(1.1)
Other	172.2	0.2	0.8
Impairments and disposal of assets, net	$221.0	$19.0	$3.4

Restaurant impairments for fiscal 2020 were primarily related to the economic impact of COVID-19 on 11 underperforming restaurants that were permanently closed during the fourth quarter of fiscal 2020 and 9 other restaurants whose projected cash flows were not sufficient to cover their respective carrying values. Restaurant impairments for fiscal 2019 and fiscal 2018 were primarily related to underperforming restaurants.
Disposal gains for fiscal 2020 were primarily related to a sale-leaseback, disposal of closed locations, and sale of liquor licenses. Disposal gains for 2019 and 2018 were primarily related to the sale of excess land parcels.
Other impairment charges for fiscal 2020 were primarily related to a trademark impairment resulting from the economic impact of COVID-19 on Cheddar’s Scratch Kitchen forecasted sales. Other impairments for fiscal 2020 also included impairments due to inventory obsolescence and a receivable deemed uncollectible.

Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of discounted future cash flows (see Note 8). These amounts are included in impairments and disposal of assets, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings.
NOTE 4 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 31, 2020	May 26, 2019
Land	$126.5	$148.1
Buildings	3,082.2	2,985.1
Equipment	1,756.3	1,716.5
Assets under capital leases	—	100.7
Assets under finance leases	278.0	—
Construction in progress	154.8	84.8
Total land, buildings and equipment	$5,397.8	$5,035.2
Less accumulated depreciation and amortization	(2,598.0)	(2,437.4)
Less amortization associated with assets under capital leases	—	(45.2)
Less amortization associated with assets under finance leases	(42.9)	—
Land, buildings and equipment, net	$2,756.9	$2,552.6

NOTE 5 - SEGMENT INFORMATION

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

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). During the first quarter of fiscal 2020, we changed our internal management reporting related to non-cash lease-related expenses, as these are expenses for which our operating segments are no longer being evaluated. This change reallocates non-cash lease-related expenses from our operating segments to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. Fiscal 2019 and fiscal 2018 segment profit and depreciation and amortization have been restated for comparability. For fiscal 2020, restaurant and marketing expenses includes approximately $43.7 million of costs, net of retention credits associated with the CARES Act, related to emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 31, 2020 and for the year ended
Sales	$4,013.8	$1,701.1	$541.1	$1,550.9	$—	$7,806.9
Restaurant and marketing expenses	3,281.0	1,439.2	452.8	1,413.6	49.9	6,636.5
Segment profit	$732.8	$261.9	$88.3	$137.3	$(49.9)	$1,170.4

Depreciation and amortization	$144.2	$68.4	$33.4	$101.0	$8.9	$355.9
Impairments and disposal of assets, net	3.4	1.8	11.5	171.3	33.0	221.0
Goodwill impairment	—	—	—	169.2	—	169.2
Segment assets	2,757.5	1,830.0	1,251.3	2,902.0	1,205.3	9,946.1
Purchases of land, buildings and equipment	199.3	74.1	62.1	117.0	7.4	459.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2019 and for the year ended
Sales	$4,287.3	$1,810.6	$605.9	$1,806.6	$—	$8,510.4
Restaurant and marketing expenses	3,408.3	1,481.8	481.3	1,540.7	4.6	6,916.7
Segment profit	$879.0	$328.8	$124.6	$265.9	$(4.6)	$1,593.7

Depreciation and amortization	$140.8	$68.2	$29.6	$92.7	$5.4	$336.7
Impairments and disposal of assets, net	8.9	0.3	—	10.3	(0.5)	19.0
Segment assets	1,063.7	972.5	902.8	2,090.6	863.2	5,892.8
Purchases of land, buildings and equipment	187.3	65.6	49.1	147.2	2.8	452.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 27, 2018 and for the year ended
Sales	$4,082.5	$1,703.2	$574.4	$1,720.0	$—	$8,080.1
Restaurant and marketing expenses	3,266.9	1,396.0	460.2	1,455.7	8.2	6,587.0
Segment profit	$815.6	$307.2	$114.2	$264.3	$(8.2)	$1,493.1

Depreciation and amortization	$132.9	$65.7	$27.4	$81.7	$5.4	$313.1
Impairments and disposal of assets, net	2.0	1.5	0.1	—	(0.2)	3.4
Purchases of land, buildings and equipment	163.4	76.1	32.1	119.5	4.9	396.0

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Segment profit	$1,170.4	$1,593.7	$1,493.1
Less general and administrative expenses	(376.4)	(405.5)	(409.8)
Less depreciation and amortization	(355.9)	(336.7)	(313.1)
Less impairments and disposal of assets, net	(221.0)	(19.0)	(3.4)
Less goodwill impairment	(169.2)	—	—
Less interest, net	(57.3)	(50.2)	(161.1)
Less other (income) expense, net	(151.6)	—	—
Earnings (loss) before income taxes	$(161.0)	$782.3	$605.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 - DEBT
The components of short-term debt are as follows:

(in millions)	May 31, 2020	May 26, 2019
Variable-rate term loan (3.750% at May 31, 2020) due April 2021	$270.0	$—

The components of long-term debt are as follows:

(in millions)	May 31, 2020	May 26, 2019
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$939.1	$939.1
Less unamortized discount and issuance costs	(10.3)	(11.4)
Total long-term debt less unamortized discount and issuance costs	$928.8	$927.7

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 31, 2020, and thereafter are as follows:

(in millions)
Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Debt repayments	$—	$—	$—	$—	$—	$939.1

We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 31, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of May 31, 2020, we had no outstanding balances under the Revolving Credit Agreement.

On April 6, 2020, we entered into a $270.0 million 364-day Term Loan Credit Agreement (the Term Loan Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. The Term Loan Agreement is a senior unsecured obligation of the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated total debt to total capitalization ratio of 0.75 to 1.00). The Term Loan Agreement also contains events of default customary for credit agreements of this type.

The Term Loan Agreement was fully drawn on April 6, 2020 and matures on April 5, 2021, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. The Term Loan Agreement includes a covenant that we will not use the proceeds to pay any cash dividends to shareholders or to repurchase our common stock. The Term Loan Agreement also contains a provision that allows existing lenders to increase their loans, and additional lenders to join the Term Loan Agreement after the April 6, 2020 closing date and to make additional loans, up to a total principal amount of $370.0 million. Interest rates on borrowings under the Term Loan Agreement will be based on prevailing interest rates as described in the Term Loan Agreement and, in part, upon our credit ratings. Applicable interest rates under the Term Loan Agreement may be modified in the event of a change in the rating of our long-term senior unsecured debt. The applicable interest rate for this loan at May 31, 2020 was 3.750 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 31, 2020, no such adjustments are made to this rate.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use financial derivatives to manage commodity price, interest rate and equity-based compensation risks inherent in our business operations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high-quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at May 31, 2020, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 31, 2020			May 31, 2020	May 26, 2019	May 31, 2020	May 26, 2019
Equity Forwards
Designated	0.2	$105.03	$25.4	$1.8	$—	$—	$0.3
Not designated	0.6	$84.33	$51.8	4.4	—	—	0.5
Total equity forwards				$6.2	$—	$—	$0.8
Commodity contracts
Designated	N/A	N/A	$16.1	$0.3	$0.1	$1.8	$0.1
Not designated	N/A	N/A	$2.6	—	—	0.3	—
Total commodity contracts				$0.3	$0.1	$2.1	$0.1
Total derivative contracts				$6.5	$0.1	$2.1	$0.9

(1)	Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018	May 31, 2020	May 26, 2019	May 27, 2018
Equity (1)(2)	$(15.5)	$10.8	$(5.3)	$1.0	$4.9	$(0.2)
Commodity (3)	(3.7)	0.2	0.9	(2.3)	0.7	0.3
Interest rate (4)	—	—	—	(0.1)	(0.1)	(0.1)
Total	$(19.2)	$11.0	$(4.4)	$(1.4)	$5.5	$—

(1)	In fiscal 2020, location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.

(2)	In fiscal 2019, location of the gain (loss) reclassified from AOCI to earnings is restaurant labor expenses and general and administrative expenses.

(3)	Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.

(4)	Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 31, 2020	May 26, 2019	May 27, 2018
Food and beverage costs and restaurant expenses	$0.3	$—	$—
Restaurant labor expenses	$—	$11.2	$1.5
General and administrative expenses	(12.3)	14.6	2.1
Total	$(12.0)	$25.8	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the fair value of our derivative instruments designated as cash flow hedges as of May 31, 2020, we expect to reclassify $2.0 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 8 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 31, 2020 and May 26, 2019:

Items Measured at Fair Value at May 31, 2020
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.8)	$—	$(1.8)	$—
Equity forwards	(2)	6.2	—	6.2	—
Total		$4.4	$—	$4.4	$—

Items Measured at Fair Value at May 26, 2019
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Equity forwards	(2)	$(0.8)	$—	$(0.8)	$—
Total		$(0.8)	$—	$(0.8)	$—

(1)	The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.

(2)	The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, as of May 31, 2020, was $928.8 million and $1.20 billion, respectively. The carrying value and fair value of long-term debt as of May 26, 2019, was $927.7 million and $955.7 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 31, 2020, operating lease right-of-use assets with a carrying amount of $24.2 million, primarily related to seven restaurants, were determined to have a fair value of $17.6 million resulting in an impairment of $6.6 million.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 31, 2020, long-lived assets held and used with a carrying amount of $35.1 million, primarily related to thirteen underperforming restaurants as well as two restaurants damaged by natural disasters, were determined to have a fair value of $0.2 million resulting in an impairment of $34.9 million. Also as of May 31, 2020, goodwill and trademarks for our Cheddar’s Scratch Kitchen brand with carrying values of $334.3 million and $375.1 million, respectively, were determined to have fair values of $165.1 million and $230.1 million, respectively, resulting in a total impairment of $314.2 million. As of May 26, 2019, long-lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets held and used with a carrying amount of $21.7 million, primarily related to seven underperforming restaurants, were determined to have a fair value of $2.5 million resulting in an impairment charge of $19.2 million.

NOTE 9 - STOCKHOLDERS’ EQUITY

Equity Offering
On April 23, 2020, we issued 9,000,000 shares of Darden Common Stock, without par value in a public offering pursuant to the provisions of an underwriting agreement among Darden and Goldman Sachs & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters. Cash proceeds of $505.1 million, net of underwriting discounts and direct transaction costs, were recorded to common stock.
Share Repurchase Program
All of the shares purchased during the fiscal year ended May 31, 2020 were purchased as part of our repurchase program authorized by our Board of Directors. On September 18, 2019, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaced the previously existing share repurchase authorization.
Share Retirements
As of May 31, 2020, of the 196.2 million cumulative shares repurchased under the current and previous authorizations, 184.9 million shares were retired and restored to authorized but unissued shares of common stock. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 27, 2018	$(1.6)	$3.4	$(87.0)	$(85.2)
Gain (loss)	0.6	11.0	(24.8)	(13.2)
Reclassification realized in net earnings	—	(5.4)	5.6	0.2
Balances at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(18.3)	(16.6)	(29.4)
Reclassification realized in net earnings	—	0.7	109.3	110.0
Balances at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 31, 2020	May 26, 2019
Derivatives
Commodity contracts	(1)	$(2.3)	$0.7
Equity contracts	(2)	1.0	4.9
Interest rate contracts	(3)	(0.1)	(0.1)
	Total before tax	$(1.4)	$5.5
	Tax benefit (expense)	0.7	(0.1)
	Net of tax	$(0.7)	$5.4
Benefit plan funding position
Pension/postretirement plans
Actuarial losses	(4)	$(148.9)	$(2.5)
Total - pension/postretirement plans		$(148.9)	$(2.5)
Recognized net actuarial gain - other plans	(5)	3.3	3.3
	Total before tax	$(145.6)	$0.8
	Tax benefit (expense)	36.3	(6.4)
	Net of tax	$(109.3)	$(5.6)

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 7 for additional details.

(2)	For fiscal 2020, included in general and administrative expenses. For fiscal 2019, included in restaurant labor costs and general and administrative expenses. See Note 7 for additional details.

(3)	Included in interest, net, on our consolidated statements of earnings.

(4)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of other (income) expense, net, restaurant labor expenses and general and administrative expenses. See Note 13 for additional details.

(5)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.

NOTE 10 – LEASES

The components of lease expense for continuing operations in the consolidated statement of earnings for the fiscal year ended May 31, 2020 are as follows:

(in millions)	May 31, 2020
Operating lease expense	$403.2
Finance lease expense
Amortization of leased assets	8.9
Interest on lease liabilities	15.9
Variable lease expense	5.4
Total lease expense	$433.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease assets and liabilities on the consolidated balance sheet as of May 31, 2020 are as follows:

(in millions)	Balance Sheet Classification	May 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,969.2
Finance lease right-of-use assets	Land, buildings and equipment, net	235.2
Total lease assets, net		$4,204.4

Operating lease liabilities - current	Other current liabilities	$160.6
Finance lease liabilities - current	Other current liabilities	5.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,276.3
Finance lease liabilities - non-current	Other liabilities	368.4
Total lease liabilities		$4,811.0

Supplemental cash flow information related to leases for the fiscal year ended May 31, 2020:

(in millions)	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$371.7
Operating cash flows from finance leases	15.9
Financing cash flows from finance leases	5.2
Right-of-use assets obtained in exchange for new operating lease liabilities	171.3
Right-of-use assets obtained in exchange for new finance lease liabilities	191.9

The weighted-average remaining lease terms and discount rates as of May 31, 2020 are as follows:

(in millions)	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate (1)
Operating leases	16.9	4.2%
Finance leases	20.6	4.8%

(1)
We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of May 31, 2020 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2021	378.3	25.6
2022	386.3	26.8
2023	388.7	27.3
2024	391.3	27.5
2025	396.0	28.0
Thereafter	4,531.4	471.2
Total future lease commitments (1)	$6,472.0	$606.4
Less imputed interest	(2,035.1)	(232.3)
Present value of lease liabilities (2)	$4,436.9	$374.1

(1)	Of the $6.47 billion of total future operating lease commitments and $606.4 million of total future finance lease commitments, $2.94 billion and $323.5 million, respectively, are noncancelable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Excludes approximately $114.2 million of net present value of lease payments related to 28 real estate leases signed, but not yet commenced.
Rent expense incurred related to continuing operations for fiscal 2019 and fiscal 2018 is as follows:

	Fiscal Year Ended
(in millions)	May 26, 2019	May 27, 2018
Restaurant minimum rent	$338.3	$321.8
Restaurant rent averaging expense	27.6	30.2
Restaurant percentage rent	7.3	7.2
Other	20.3	20.6
Total rent expense	$393.5	$379.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:

Balance Sheets

(in millions)	May 31, 2020	May 26, 2019
Receivables, net
Gift card sales	$23.1	$40.2
Landlord allowances due	—	24.0
Miscellaneous	27.9	24.4
Allowance for doubtful accounts	(1.2)	(0.3)
Total	$49.8	$88.3

Other Current Liabilities
Non-qualified deferred compensation plan	$242.5	$237.9
Sales and other taxes	50.4	70.0
Insurance-related	43.1	39.4
Employee benefits	42.2	45.5
Accrued interest	9.7	8.5
Lease liabilities - current	166.3	2.9
Miscellaneous	51.7	67.7
Total	$605.9	$471.9

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Interest, net
Interest expense (1)	$49.3	$44.3	$152.4
Imputed interest on capital and financing leases	15.9	11.9	11.4
Capitalized interest	(3.0)	(2.2)	(1.9)
Interest income	(4.9)	(3.8)	(0.8)
Total	$57.3	$50.2	$161.1

(1)	Interest expense in fiscal 2018 includes approximately $102.2 million of expenses associated with the retirement of long-term debt.

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Cash paid during the fiscal year for:
Interest, net of amounts capitalized (1)	$57.6	$50.8	$155.5
Income taxes, net of refunds	$0.3	$23.7	$25.7
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$23.2	$38.3	$37.5

(1)	Interest paid in fiscal 2018 includes approximately $97.3 million of payments associated with the retirement of long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 - INCOME TAXES
The CARES Act was enacted on March 27, 2020. In an effort to enhance liquidity for businesses, the CARES Act provides for, among other items, refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. Additionally, the CARES Act includes provisions addressing technical amendments for accelerated tax depreciation on qualified improvement property (QIP).
We expect to utilize the CARES Act provisions in the following ways:

•	We have elected to defer $24.8 million of our employer-paid portion of social security taxes.

•
We have estimated acceleration of $18.7 million in tax depreciation as a result of the technical amendments to QIP. We anticipate making an election to accelerate additional tax depreciation from QIP, which will be reflected in future periods when the election is made.

•	We intend to claim refundable employee retention tax credits of approximately $39.2 million.

Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Earnings (loss) from continuing operations	$(111.8)	$63.7	$1.9
Loss from discontinued operations	(0.9)	(1.8)	(4.8)
Total consolidated income tax expense (benefit)	$(112.7)	$61.9	$(2.9)

The components of earnings (loss) from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Earnings (loss) from continuing operations before income taxes:
U.S.	$(165.1)	$780.7	$602.7
Foreign	4.1	1.6	3.0
Earnings (loss) from continuing operations before income taxes	$(161.0)	$782.3	$605.7
Income taxes:
Current:
Federal	$5.8	$(7.2)	$10.2
State and local	15.9	20.3	8.9
Foreign	1.0	1.4	1.8
Total current	$22.7	$14.5	$20.9
Deferred (principally U.S.):
Federal	$(109.0)	$44.9	$(25.1)
State and local	(25.5)	4.3	6.1
Total deferred	$(134.5)	$49.2	$(19.0)
Total income tax expense (benefit)	$(111.8)	$63.7	$1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
U.S. statutory rate	21.0%	21.0%	29.4%
State and local income taxes, net of federal tax benefits	3.7	2.4	1.8
Enactment of the Tax Cuts and Jobs Act	—	—	(13.1)
Benefit of federal income tax credits	47.3	(10.8)	(12.8)
Stock-based compensation tax benefit	5.0	(2.0)	(1.8)
Nondeductible goodwill impairment	(16.4)	—	—
Deferred revaluation (1)	6.3	—	—
Other, net	2.5	(2.5)	(3.2)
Effective income tax rate (2)	69.4%	8.1%	0.3%

(1)	In fiscal 2020, we amended tax returns that were subject to a 35.0 percent or 29.4 percent statutory rate. Corresponding deferred tax balances were revalued at 21.0 percent.

(2)
Our effective income tax rate of 69.4 percent for fiscal 2020 represents an income tax benefit as we generated a pre-tax loss from continuing operations in fiscal 2020, whereas our effective income tax rates of 8.1 percent and 0.3 percent for fiscal 2019 and 2018, respectively, represent income tax expense as we generated pre-tax income from continuing operations in fiscal 2019 and 2018.

As of May 31, 2020, we had estimated current prepaid state and federal income taxes of $7.4 million and $11.0 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state income taxes payable of $6.2 million which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 31, 2020, we had unrecognized tax benefits of $21.6 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 31, 2020, is $6.2 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. The $6.2 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 26, 2019	$27.0
Additions related to current-year tax positions	4.1
Net reductions due to settlements with taxing authorities	(7.3)
Reductions to tax positions due to statute expiration	(2.2)
Balances at May 31, 2020	$21.6

Interest recorded on reserves for uncertain tax positions was included in income tax expense in our consolidated statements of earnings as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Interest recorded on unrecognized tax benefits	$1.8	$1.5	$0.8

At May 31, 2020, we had $2.1 million accrued for the payment of interest associated with unrecognized tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2020, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2016.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 31, 2020	May 26, 2019
Accrued liabilities	$81.0	$69.2
Compensation and employee benefits	127.5	119.9
Deferred rent and interest income	—	91.1
Lease liabilities	1,186.8	—
Net operating loss, credit and charitable contribution carryforwards	117.3	75.3
Other	11.4	5.9
Gross deferred tax assets	$1,524.0	$361.4
Valuation allowance	(19.3)	(29.7)
Deferred tax assets, net of valuation allowance	$1,504.7	$331.7
Trademarks and other acquisition related intangibles	(164.4)	(211.5)
Buildings and equipment	(263.7)	(247.7)
Capitalized software and other assets	(25.7)	(24.6)
Lease assets	(1,098.0)	—
Other	(9.0)	(4.8)
Gross deferred tax liabilities	$(1,560.8)	$(488.6)
Net deferred tax liabilities	$(56.1)	$(156.9)

We have deferred tax assets of $15.4 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2021 and fiscal 2039. We have deferred tax assets of $63.6 million of federal and $44.3 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2020 and fiscal 2040.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 31, 2020.
NOTE 13 - RETIREMENT PLANS
Defined Benefit Plans and Postretirement Benefit Plan
As of December 2014, our non-contributory defined benefit pension plans were frozen and no additional benefits accrued for participants (except for continuing interest credits for eligible participants in the Cash Balance formula). In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  Plan participants who had not yet begun receiving their benefit payments were provided the opportunity to receive their full accrued benefits from plan assets by either (i) electing immediate lump sum distributions or annuities or (ii) deferring commencement of their benefits to a later date. During fiscal 2020, we made a funding contribution of approximately $12.7 million to fully fund the benefit obligation. As of May 31, 2020, all of the plan assets were either (i) distributed to settle the benefits for participants who selected the lump sum option or (ii) transferred to a third-party annuity provider for all other eligible participants. The settlement of the benefit obligation to plan participants in fiscal 2020 resulted in a pre-tax pension settlement charge of $145.5 million recorded in other (income) expense, net in our consolidated statement of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also sponsor a non-contributory postretirement benefit plan that provides health care benefits to certain eligible salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care cost trend rates.

Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Defined benefit pension plans funding (1)	$13.2	$0.4	$60.8
Postretirement benefit plan funding	1.3	1.3	1.2

(1)	Fundings for fiscal 2018 include voluntary funding contributions of $60.4 million.

We expect to contribute approximately $0.4 million to our remaining defined benefit pension plan and approximately $1.3 million to our postretirement benefit plan during fiscal 2021.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax.
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 31, 2020 and May 26, 2019:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 31, 2020	May 26, 2019	May 31, 2020	May 26, 2019
Change in Benefit Obligation:
Benefit obligation at beginning of period	$252.0	$237.2	$19.8	$19.9
Service cost	—	—	0.1	0.1
Interest cost	3.3	9.3	0.7	0.8
Benefits paid (1)	(272.2)	(17.8)	(1.3)	(1.3)
Actuarial (gain) loss	21.9	23.3	1.6	0.3
Benefit obligation at end of period (2)	$5.0	$252.0	$20.9	$19.8

Change in Plan Assets:
Fair value at beginning of period	$248.5	$253.8	$—	$—
Actual return on plan assets	10.5	12.1	—	—
Employer contributions	13.2	0.4	1.3	1.3
Benefits paid (1)	(272.2)	(17.8)	(1.3)	(1.3)
Fair value at end of period	$—	$248.5	$—	$—

Funded (unfunded) status at end of period	$(5.0)	$(3.5)	$(20.9)	$(19.8)

(1)	Fiscal 2020 includes $271.8 million of benefits paid in accordance with the termination of our primary non-contributory defined benefit pension plan.

(2)
Remaining defined benefit plan obligation as of May 31, 2020, relates to a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 31, 2020	May 26, 2019	May 31, 2020	May 26, 2019
Components of the Consolidated Balance Sheets:
Current liabilities	$—	$—	$1.3	$1.4
Noncurrent (assets) liabilities	5.0	3.5	19.6	18.4
Net amounts recognized	$5.0	$3.5	$20.9	$19.8
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Prior service credit	$—	$—	$0.2	$3.8
Net actuarial gain (loss)	(1.6)	(100.4)	(8.8)	(8.7)
Net amounts recognized	$(1.6)	$(100.4)	$(8.6)	$(4.9)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 31, 2020	May 26, 2019
Accumulated benefit obligation for all defined benefit plans	$5.0	$252.0
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	5.0	252.0
Fair value of plan assets	—	248.5
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	5.0	252.0

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	May 31, 2020	May 26, 2019	May 31, 2020	May 26, 2019
Weighted-average assumptions used to determine benefit obligations at May 31 and May 26 (1)
Discount rate	2.58%	2.66%	2.98%	3.95%
Rate of future compensation increases	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net expense for fiscal years ended May 31 and May 26 (2)
Discount rate	3.70%	4.32%	3.95%	4.28%
Expected long-term rate of return on plan assets	—%	4.25%	N/A	N/A
Rate of future compensation increases	N/A	N/A	N/A	N/A

(1)	Determined as of the end of fiscal year.

(2)	Determined as of the beginning of fiscal year.
We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. Additionally, for our mortality assumption as of fiscal year end, we selected the most recent Pri-2012 mortality tables and MP-2019 mortality improvement scale to measure the benefit obligations.
The expected long-term rate of return on plan assets is based upon several factors, including our historical assumptions compared with actual results, an analysis of current market conditions, asset fund allocations and the views of leading financial advisers and economists. Our expected long-term rate of return on plan assets for our defined benefit plans was 4.25 percent in fiscal 2019 and 0.00 percent for fiscal 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018	May 31, 2020	May 26, 2019	May 27, 2018
Service cost	$—	$—	$—	$0.1	$0.1	$0.1
Interest cost	3.3	9.3	8.6	0.7	0.8	0.7
Expected return on plan assets	(4.0)	(11.2)	(12.0)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	(4.8)	(4.8)	(4.8)
Recognized net actuarial loss	1.8	2.5	2.8	1.5	1.5	1.7
Settlement loss recognized	145.5	—	—	—	—	—
Net pension and postretirement cost (benefit)	$146.6	$0.6	$(0.6)	$(2.5)	$(2.4)	$(2.3)

The amortization of the net actuarial gain (loss) component of our fiscal 2021 net periodic benefit cost for the remaining defined benefit plan and postretirement benefit plan is expected to be approximately $0.1 million and $1.3 million, respectively.

The fair values of the defined benefit pension plans assets at their measurement date of May 26, 2019, are as follows:

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

The following benefit payments are expected to be paid between fiscal 2021 and fiscal 2030:

(in millions)	Defined Benefit Plan	Postretirement Benefit Plan
2021	$0.4	$1.3
2022	0.4	1.3
2023	0.4	1.3
2024	0.4	1.3
2025	0.4	1.3
2026-2030	1.7	6.2

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 21 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $870.2 million at May 31, 2020, and $947.9 million at May 26, 2019. Expense recognized in fiscal 2020, 2019 and 2018 was $19.9 million, $26.1 million and $19.6 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $242.5 million and $237.9 million at May 31, 2020 and May 26, 2019, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.
The Darden Savings Plan includes a leveraged Employee Stock Ownership Plan (ESOP). The ESOP borrowed $16.9 million from us at a variable rate of interest in July 1996 and was fully repaid during fiscal 2020. Compensation expense is recognized as contributions are accrued. Fluctuations in our stock price impact the amount of expense to be recognized. Contributions to the Darden Savings Plan, plus the dividends accumulated on unallocated shares held by the ESOP, were used to pay principal, interest and expenses of the Darden Savings Plan. As loan payment were made, common stock was allocated to ESOP participants. In each of the fiscal years 2020, 2019 and 2018, the ESOP used dividends received of $0.2 million, $0.2 million and $0.5 million, respectively, and contributions received from us of $0.5 million, $1.0 million and $0.1 million, respectively, to pay principal and interest on our debt.

NOTE 14 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. There are outstanding awards under the Prior Plans that may still vest and be exercised in accordance with their terms. As of May 31, 2020, approximately 1.2 million shares may be issued under outstanding awards that were granted under the Prior Plans.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Stock options	$6.1	$5.0	$4.6
Restricted stock/restricted stock units	8.0	6.1	3.9
Darden stock units	19.6	33.0	20.1
Equity-settled performance-based restricted stock units	16.1	12.9	11.7
Employee stock purchase plan	1.8	1.5	1.3
Director compensation program/other	1.4	1.3	1.2
Total	$53.0	$59.8	$42.8

Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 31, 2020	May 26, 2019	May 27, 2018
Income tax benefits	$10.0	$19.5	$12.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Weighted-average fair value	$19.94	$18.78	$14.63
Dividend yield	3.0%	3.2%	3.0%
Expected volatility of stock	22.5%	22.6%	23.5%
Risk-free interest rate	1.9%	2.9%	2.0%
Expected option life (in years)	6.3	6.4	6.4
Weighted-average exercise price per share	$124.24	$107.05	$85.83

The following table presents a summary of our stock option activity as of and for the year ended May 31, 2020:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	2.60	$62.5	6.22	$149.9
Options granted	0.31	124.24
Options exercised	(0.28)	43.84
Options canceled	(0.01)	101.93
Outstanding end of period	2.62	$71.77	5.87	$41.7
Exercisable	1.40	$50.2	4.23	$37.4

The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $21.3 million, $83.5 million and $43.1 million, respectively. Cash received from option exercises during fiscal 2020, 2019 and 2018 was $12.4 million, $52.2 million and $32.0 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 31, 2020, there was $8.8 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of stock options that vested during fiscal 2020 was $6.1 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and amortized over their service periods which generally range from one to four years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which employees receive unrestricted shares of Darden stock.
The following table presents a summary of our restricted stock and RSU activity as of and for the fiscal year ended May 31, 2020:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.28	$85.67
Shares granted	0.07	122.92
Shares vested	(0.06)	68.71
Shares canceled	(0.01)	95.81
Outstanding end of period	0.28	$99.44

As of May 31, 2020, there was $9.4 million of unrecognized compensation cost related to unvested restricted stock and RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value of restricted stock and RSUs that vested during fiscal 2020, 2019 and 2018 was $4.6 million, $2.3 million and $2.9 million, respectively.
Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and will be settled in cash at the end of their vesting periods, which typically range from three to five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period, is amortized over the vesting period and the vested portion is carried as a liability on our accompanying consolidated balance sheets. We also entered into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units granted (see Note 7 for additional information).
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 31, 2020:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	1.20	$120.13
Units granted	0.19	124.22
Units vested	(0.29)	122.17
Units canceled	(0.07)	89.82
Outstanding end of period	1.03	$76.86

As of May 31, 2020, our total Darden stock unit liability was $49.1 million, including $27.7 million recorded in other current liabilities and $21.4 million recorded in other liabilities on our consolidated balance sheets. As of May 26, 2019, our total Darden stock unit liability was $80.6 million, including $30.7 million recorded in other current liabilities and $49.9 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 31, 2020, there was $30.7 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.3 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2020 was $33.9 million.

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

The weighted-average grant date fair value of PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 31, 2020	May 26, 2019	May 27, 2018
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	23.1%	23.4%	21.5%
Risk-free interest rate	1.8%	2.7%	1.5%
Expected option life (in years)	2.9	2.9	2.9
Weighted-average grant date fair value per unit	$98.16	$100.72	$90.51

(1)	Assumes a reinvestment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 31, 2020:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.60	$84.11
Units granted	0.18	98.16
Units vested	(0.22)	62.17
Units canceled	(0.01)	84.90
Outstanding end of period	0.55	$97.03

As of May 31, 2020, there was $19.3 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of equity-settled PRSUs that vested during fiscal 2020 was $13.4 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 5.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2020, 2019 and 2018 was $8.3 million, $7.1 million and $5.8 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 31, 2020 and May 26, 2019, we had $65.2 million and $75.9 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 31, 2020 and May 26, 2019, we had $44.0 million and $21.6 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 31, 2020 and May 26, 2019, we had $151.5 million and $151.6 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of these potential payments discounted at our weighted-average cost of capital at May 31, 2020 and May 26, 2019, amounted to $122.4 million and $123.2 million, respectively. We did not record a liability for the guarantees, as the likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2021 through fiscal 2035.
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

NOTE 16 - SUBSEQUENT EVENT
During the first quarter of fiscal 2021, employees that met certain eligibility criteria had the opportunity to opt into a voluntary early retirement incentive program.  In addition to this program, we will be separating with other employees on both a voluntary and involuntary basis during the first quarter of fiscal 2021. We expect to record expenses during the first quarter of fiscal 2021 related to the voluntary and involuntary separations, with payments commencing during the first quarter of fiscal 2021 and extending into fiscal 2022. We are unable to estimate the collective impact of these separations at this time.

NOTE 17 - QUARTERLY DATA (UNAUDITED)
The following table summarizes unaudited quarterly data for fiscal 2020 and fiscal 2019:

	Fiscal 2020 - Quarters Ended
(in millions, except per share data)	Aug. 25	Nov. 24 (1)	Feb. 23	May 31 (2)	Total (3)
Sales	$2,133.9	$2,056.4	$2,346.5	$1,270.1	$7,806.9
Earnings (loss) before income taxes	190.4	(6.2)	265.1	(610.3)	(161.0)
Earnings (loss) from continuing operations	171.8	25.4	233.3	(479.7)	(49.2)
Losses from discontinued operations, net of tax	(1.2)	(0.7)	(1.0)	(0.3)	(3.2)
Net earnings (loss)	170.6	24.7	232.3	(480.0)	(52.4)
Basic net earnings per share:
Earnings (loss) from continuing operations	1.40	0.21	1.92	(3.85)	(0.40)
Losses from discontinued operations	(0.01)	(0.01)	—	(0.01)	(0.03)
Net earnings (loss)	1.39	0.20	1.92	(3.86)	(0.43)
Diluted net earnings per share:
Earnings (loss) from continuing operations	1.38	0.21	1.90	(3.85)	(0.40)
Losses from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)
Net earnings (loss)	1.37	0.20	1.89	(3.86)	(0.43)

	Fiscal 2019 - Quarters Ended
(in millions, except per share data)	Aug. 26	Nov. 25	Feb. 24	May 26	Total
Sales	$2,061.4	$1,973.4	$2,246.5	$2,229.1	$8,510.4
Earnings before income taxes	176.0	135.3	253.1	217.9	782.3
Earnings from continuing operations	168.9	115.9	225.1	208.7	718.6
Losses from discontinued operations, net of tax	(2.7)	(0.3)	(1.5)	(0.7)	(5.2)
Net earnings	166.2	115.6	223.6	208.0	713.4
Basic net earnings per share:
Earnings from continuing operations	1.36	0.94	1.83	1.70	5.82
Losses from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)	(0.04)
Net earnings	1.34	0.93	1.81	1.69	5.78
Diluted net earnings per share:
Earnings from continuing operations	1.34	0.92	1.80	1.67	5.73
Losses from discontinued operations	(0.02)	—	(0.01)	—	(0.04)
Net earnings	1.32	0.92	1.79	1.67	5.69

(1)	The quarter ended November 24, 2019 included a pre-tax pension settlement charge of $147.1 million.

(2)
The quarter ended May 31, 2020 consisted of 14 weeks while all other quarters consisted of 13 weeks. Additionally, the quarter ended May 31, 2020 included impairment charges of $390.0 million related to the economic impact of COVID-19.

(3)	The year ended May 31, 2020 consisted of 53 weeks while the year ended May 26, 2019 consisted of 52 weeks.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2020.
During the first quarter of fiscal 2020, in conjunction with our adoption of the new lease accounting guidance, we implemented a new lease accounting system and modified our related internal controls. During the fiscal quarter ended May 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information contained in the sections entitled “Proposal 1 – Election of Eight Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
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
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation”

and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 24, 2020	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, President and Chief Executive Officer (Principal executive officer)	July 24, 2020
Eugene I. Lee, Jr.

/s/ Ricardo Cardenas	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 24, 2020
Ricardo Cardenas

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 24, 2020
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Timothy J. Wilmott*	Director

Timothy J. Wilmott

/s/ Charles M. Sonsteby*	Chairman of the Board and Director
Charles M. Sonsteby

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 24, 2020

EXHIBIT INDEX
Exhibit Number	Title

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 24, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 25, 2020).

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

4.7
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the fiscal year ending May 26, 2019).

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

*10.20
Form of Performance Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.21
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ending May 28, 2017).

*10.22
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

10.26
Credit Agreement, dated as of October 27, 2017, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 1, 2017).

*10.27
Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, adopted May 23, 2018 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.28
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.29
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.30
Amendment to the RARE Hospitality Management [sic], Inc. Deferred Compensation Plan, effective July 28, 2014, (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ending May 27, 2018).

*10.31
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ending May 26, 2019).

*10.32
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on form 10-K for the fiscal year ending May 26, 2019).

*10.33
Form of Restricted Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.34
Form of Nonqualified Stock Option Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ending May 26, 2019).

*10.35
Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.36
Amended and Restated RARE Hospitality International, Inc. Deferred Compensation Plan Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the fiscal year ending May 26, 2019).

*10.37
First Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2018 (incorporated by reference to Exhibit 10.40 of our Annual Report for the fiscal year ending May 26, 2019).

*10.38
Second Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2019 (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K for the fiscal year ending May 26, 2019).

*10.39
Second Amendment to the RARE Hospitality International, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2009), effective as of June 1, 2019 (incorporated by reference to Exhibit 10.42 to our Form 10-K for the fiscal year ending May 26, 2019).

10.40
Letter Agreement (amendment to Credit Agreement), dated as of March 25, 2020, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q for the Quarter ended February 23, 2020).

10.41
Term Loan Credit Agreement, dated as of April 6, 2020, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2020).

*10.42	Separation Agreement and General Release between the Company and David C. George dated as of June 24, 2020.

*10.43	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.44	Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc., 2015 Omnibus Incentive Plan.

*10.45	Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.46	Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.