Form 10-Q
period 2020-08-30
DARDEN RESTAURANTS INC
filed 2020-10-06
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2020: 130,199,935.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 30, 2020	August 25, 2019
Sales	$1,527.4	$2,133.9
Costs and expenses:
Food and beverage	434.5	603.3
Restaurant labor	500.7	703.8
Restaurant expenses	290.9	372.4
Marketing expenses	28.8	68.7
General and administrative expenses	128.3	98.0
Depreciation and amortization	87.6	86.2
Total operating costs and expenses	$1,470.8	$1,932.4
Operating income	56.6	201.5
Interest, net	16.6	11.1
Other (income) expense, net	7.5	—
Earnings before income taxes	32.5	190.4
Income tax expense (benefit)	(4.8)	18.6
Earnings from continuing operations	$37.3	$171.8
Losses from discontinued operations, net of tax benefit of $0.9 and $0.2, respectively	(1.2)	(1.2)
Net earnings	$36.1	$170.6
Basic net earnings per share:
Earnings from continuing operations	$0.29	$1.40
Losses from discontinued operations	(0.01)	(0.01)
Net earnings	$0.28	$1.39
Diluted net earnings per share:
Earnings from continuing operations	$0.28	$1.38
Losses from discontinued operations	—	(0.01)
Net earnings	$0.28	$1.37
Average number of common shares outstanding:
Basic	130.0	122.9
Diluted	130.9	124.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2020	August 25, 2019
Net earnings	$36.1	$170.6
Other comprehensive income (loss):
Foreign currency adjustment	0.2	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.4 and $(0.2), respectively	4.5	(2.9)
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial (loss) gain, net of taxes of $0.1 and $0.0, respectively, related to pension and other post-employment benefits	0.4	0.1
Other comprehensive income (loss)	$5.1	$(2.8)
Total comprehensive income	$41.2	$167.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 30, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$654.6	$763.3
Receivables, net	47.2	49.8
Inventories	190.1	206.9
Prepaid income taxes	16.2	18.4
Prepaid expenses and other current assets	62.9	63.0
Total current assets	$971.0	$1,101.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,659.2 and $2,640.9, respectively	2,739.6	2,756.9
Operating lease right-of-use assets	3,951.4	3,969.2
Goodwill	1,037.4	1,037.4
Trademarks	806.3	805.9
Other assets	283.8	275.3
Total assets	$9,789.5	$9,946.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248.8	$249.4
Short-term debt	—	270.0
Accrued payroll	128.9	150.0
Accrued income taxes	6.1	6.2
Other accrued taxes	52.1	43.4
Unearned revenues	448.5	467.9
Other current liabilities	659.5	605.9
Total current liabilities	$1,543.9	$1,792.8
Long-term debt	929.1	928.8
Deferred income taxes	43.3	56.1
Operating lease liabilities - non-current	4,264.3	4,276.3
Other liabilities	633.9	560.9
Total liabilities	$7,414.5	$7,614.9
Stockholders’ equity:
Common stock and surplus	$2,220.9	$2,205.3
Retained earnings	166.6	143.5
Accumulated other comprehensive income (loss)	(12.5)	(17.6)
Total stockholders’ equity	$2,375.0	$2,331.2
Total liabilities and stockholders’ equity	$9,789.5	$9,946.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 30, 2020 and August 25, 2019
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at May 31, 2020	$2,205.3	$143.5	$(17.6)	$—	$2,331.2
Net earnings	—	36.1	—	—	36.1
Other comprehensive income (loss)	—	—	5.1	—	5.1
Stock option exercises (0.0 shares)	1.7	—	—	—	1.7
Stock-based compensation	11.1	—	—	—	11.1
Repurchases of common stock (0.1 shares)	(1.4)	(5.2)	—	—	(6.6)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.5	—	—	—	2.5
Other	1.7	(7.8)	—	—	(6.1)
Balance at August 30, 2020	$2,220.9	$166.6	$(12.5)	$—	$2,375.0

Balance at May 26, 2019	$1,685.0	$806.6	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	170.6	—	—	170.6
Other comprehensive income (loss)	—	—	(2.8)	—	(2.8)
Dividends declared ($0.88 per share)	—	(108.4)	—	—	(108.4)
Stock option exercises (0.2 shares)	9.2	—	—	—	9.2
Stock-based compensation	7.6	—	—	—	7.6
Repurchases of common stock (0.8 shares)	(10.9)	(83.9)	—	—	(94.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.0	—	—	—	2.0
Other	—	5.0	—	0.3	5.3
Balance at August 25, 2019	$1,692.9	$789.9	$(101.0)	$(0.5)	$2,381.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2020	August 25, 2019
Cash flows—operating activities
Net earnings	$36.1	$170.6
Losses from discontinued operations, net of tax	1.2	1.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	87.6	86.2
Stock-based compensation expense	19.1	14.2
Change in current assets and liabilities	20.6	(30.6)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Deferred income taxes	(10.0)	7.0
Change in other assets and liabilities	66.2	3.7
Other, net	(13.7)	1.9
Net cash provided by operating activities of continuing operations	$206.7	$253.8
Cash flows—investing activities
Purchases of land, buildings and equipment	(42.2)	(117.1)
Proceeds from disposal of land, buildings and equipment	2.3	2.6
Cash used in business acquisitions, net of cash acquired	—	(37.0)
Purchases of capitalized software and other assets	(3.7)	(5.4)
Other, net	(0.4)	(10.0)
Net cash used in investing activities of continuing operations	$(44.0)	$(166.9)
Cash flows—financing activities
Proceeds from issuance of common stock	4.2	11.2
Dividends paid	—	(108.1)
Repurchases of common stock	(6.6)	(94.8)
Repayments of short-term debt	(270.0)	—
Principal payments on capital and financing leases	(1.2)	(1.3)
Other, net	—	0.3
Net cash used in financing activities of continuing operations	$(273.6)	$(192.7)
Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	2.2	(0.7)
Net cash provided by (used in) discontinued operations	$2.2	$(0.7)

Decrease in cash and cash equivalents	(108.7)	(106.5)
Cash and cash equivalents - beginning of period	763.3	457.3
Cash and cash equivalents - end of period	$654.6	$350.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 30, 2020	August 25, 2019
Cash flows from changes in current assets and liabilities
Receivables, net	2.6	13.0
Inventories	16.8	8.4
Prepaid expenses and other current assets	(0.1)	(6.9)
Accounts payable	(4.4)	3.3
Accrued payroll	(21.1)	(39.0)
Prepaid/accrued income taxes	2.1	48.8
Other accrued taxes	8.7	7.5
Unearned revenues	(19.5)	(39.7)
Other current liabilities	35.5	(26.0)
Change in current assets and liabilities	$20.6	$(30.6)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of August 30, 2020, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 31 franchised restaurants. We also have 26 franchised restaurants in operation located in Latin America.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 30, 2021 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions, and as of the date of this filing, 97.0 percent of our restaurants were able to open their dining rooms to some extent. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. Although we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operation.
Recently Adopted Accounting Standards
As of June 1, 2020, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326). The amendments in this update require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. This guidance impacts, among other items, how a company determines liabilities associated with financial guarantees related to assigned leases. We remain contingently liable for lease payments under certain restaurant leases related to dispositions. We adopted this guidance using the modified retrospective transition method. Upon adoption, we recorded a $7.5 million (net of tax of $2.5 million) cumulative-effect adjustment to the beginning balance of retained earnings related to an expected credit loss liability for the contingent aspect of our lease guarantees. See Note 11 for information regarding contingent lease guarantees.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this update are intended to simplify the accounting for income taxes by removing certain exceptions in the existing guidance and simplify areas such as franchise taxes, recognizing deferred taxes for tax goodwill, separate entity financial statements and interim recognition of enactment of tax laws or tax rate changes. This update is effective for us in the first quarter of fiscal 2022,

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

however we elected to early adopt this guidance during the quarter ended August 30, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	August 30, 2020	May 31, 2020
Unearned revenues
Deferred gift card revenue	$475.6	$494.6
Deferred gift card discounts	(28.1)	(28.2)
Other	1.0	1.5
Total	$448.5	$467.9

Other liabilities
Deferred franchise fees - non-current	$2.6	$2.8
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Beginning balance	$494.6	$453.6
Activations	75.7	116.4
Redemptions and breakage	(94.7)	(159.8)
Ending balance	$475.6	$410.2

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	August 30, 2020	May 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,951.4	$3,969.2
Finance lease right-of-use assets	Land, buildings and equipment, net	250.8	235.2
Total lease assets, net		$4,202.2	$4,204.4

Operating lease liabilities - current	Other current liabilities	$163.5	$160.6
Finance lease liabilities - current	Other current liabilities	5.9	5.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,264.3	4,276.3
Finance lease liabilities - non-current	Other liabilities	387.3	368.4
Total lease liabilities		$4,821.0	$4,811.0

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Interest, net of amounts capitalized	$16.5	$12.4
Income taxes, net of refunds	1.9	(39.6)

Non-cash investing and financing activities are as follows:	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Increase in land, buildings and equipment through accrued purchases	$26.8	$45.9
Right-of-use assets obtained in exchange for new operating lease liabilities	31.7	14.4
Right-of-use assets obtained in exchange for new finance lease liabilities	19.4	78.5

Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended August 30, 2020 was (14.8) percent, reflecting an income tax benefit of $4.8 million compared to an effective income tax rate for the quarter ended August 25, 2019 of 9.8 percent, reflecting income tax expense of $18.6 million. The change was driven primarily by lower net earnings from continuing operations in the quarter ended August 30, 2020, compared to the quarter ended August 25, 2019 and the impact of certain tax credits on our lower earnings before income taxes.
Included in our remaining balance of unrecognized tax benefits is $6.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Anti-dilutive stock-based compensation awards	1.1	0.1

Note 6.Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s, in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
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
Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively “restaurant and marketing expenses”). Non-cash lease-related expenses included in restaurant expenses (which is a component of segment profit) and lease-related depreciation and amortization are reported at the corporate level as these are expenses for which our operating segments are not being evaluated. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 30, 2020
Sales	$788.2	$376.8	$83.1	$279.3	$—	$1,527.4
Restaurant and marketing expenses	614.4	319.8	73.2	243.6	3.9	1,254.9
Segment profit	$173.8	$57.0	$9.9	$35.7	$(3.9)	$272.5

Depreciation and amortization	$35.9	$17.0	$7.7	$24.0	$3.0	$87.6
Purchases of land, buildings and equipment	13.2	6.7	10.1	11.3	0.9	42.2

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 25, 2019
Sales	$1,090.2	$450.2	$136.1	$457.4	$—	$2,133.9
Restaurant and marketing expenses	861.3	375.7	115.8	393.0	2.4	1,748.2
Segment profit	$228.9	$74.5	$20.3	$64.4	$(2.4)	$385.7

Depreciation and amortization	$36.1	$16.8	$7.8	$24.0	$1.5	$86.2
Impairments and disposal of assets, net	1.4	—	—	—	(1.4)	—
Purchases of land, buildings and equipment	50.8	16.1	18.1	30.0	2.1	117.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Segment profit	$272.5	$385.7
Less general and administrative expenses	(128.3)	(98.0)
Less depreciation and amortization	(87.6)	(86.2)
Less interest, net	(16.6)	(11.1)
Less other (income) expense, net	(7.5)	—
Earnings before income taxes	$32.5	$190.4

Note 7.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 30, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.2	4.4	—	4.6
Reclassification realized in net earnings	—	0.1	0.4	0.5
Balance at August 30, 2020	$4.7	$(4.1)	$(13.1)	$(12.5)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 25, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	—	(2.2)	—	(2.2)
Reclassification realized in net earnings	—	(0.7)	0.1	(0.6)
Balance at August 25, 2019	$(1.0)	$6.1	$(106.1)	$(101.0)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 30, 2020	August 25, 2019
Derivatives
Commodity contracts	(1)	$(0.5)	$(0.4)
Equity contracts	(2)	0.4	1.0
Total before tax		$(0.1)	$0.6
Tax (expense) benefit		—	0.1
Net of tax		$(0.1)	$0.7

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$—	$(0.9)
Recognized net actuarial gain (loss) - other plans	(4)	(0.5)	0.8
Total before tax		$(0.5)	$(0.1)
Tax (expense) benefit		0.1	—
Net of tax		$(0.4)	$(0.1)

(1)	Primarily included in food and beverage costs and restaurant expenses. See Note 9 for additional details.

(2)	Included in general and administrative expenses. See Note 9 for additional details.

(3)
Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of restaurant labor expenses and general and administrative expenses and other (income) expense, net.

(4)	Included in the computation of net periodic benefit costs - other plans, which is a component of general and administrative expenses.
Note 8. Stock-Based Compensation
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

	Stock Options Granted
	Three Months Ended
	August 30, 2020	August 25, 2019
Weighted-average fair value	$20.07	$19.94
Dividend yield	3.0%	3.0%
Expected volatility of stock	37.3%	22.5%
Risk-free interest rate	0.4%	1.9%
Expected option life (in years)	6.4	6.3
Weighted-average exercise price per share	$78.84	$124.24

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	Three Months Ended
	August 30, 2020	August 25, 2019
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	50.5%	23.1%
Risk-free interest rate	0.1%	1.8%
Expected life (in years)	2.8	2.9
Weighted-average grant date fair value per unit	$83.46	$124.41

(1)	Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 30, 2020.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.62	0.28	0.55	1.03
Awards granted	0.28	0.08	0.14	0.28
Awards exercised/vested	(0.04)	(0.07)	(0.19)	(0.28)
Awards forfeited	(0.01)	(0.01)	—	(0.03)
Outstanding end of period	2.85	0.28	0.50	1.00

We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019
Stock options	$1.6	$1.3
Restricted stock/restricted stock units	2.8	1.8
Equity-settled performance stock units	5.7	3.8
Cash-settled Darden stock units	8.0	6.6
Employee stock purchase plan	0.6	0.4
Director compensation program/other	0.4	0.3
Total stock-based compensation expense	$19.1	$14.2

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 30, 2020, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 30, 2020			August 30, 2020	May 31, 2020	August 30, 2020	May 31, 2020
Equity forwards:
Designated	0.2	$107.34	$21.3	$1.2	$1.8	$—	$—
Not designated	0.5	$123.42	$56.0	2.7	4.4	—	—
Total equity forwards				$3.9	$6.2	$—	$—
Commodity contracts:
Designated	N/A	N/A	$12.8	$1.1	$0.3	$1.1	$1.8
Not designated	N/A	N/A	$1.2	0.1	—	0.1	0.3
Total commodity contracts				$1.2	$0.3	$1.2	$2.1
Total derivative contracts				$5.1	$6.5	$1.2	$2.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 30, 2020	August 25, 2019	August 30, 2020	August 25, 2019
Equity (1)	$3.7	$(1.0)	$0.4	$1.0
Commodity (2)	0.9	(1.4)	(0.5)	(0.4)
Total	$4.6	$(2.4)	$(0.1)	$0.6

(1)	Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.

(2)	Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 30, 2020	August 25, 2019
Food and beverage costs and restaurant expenses	$0.1	$0.3
General and administrative expenses	4.5	0.6
Total	$4.6	$0.9

Based on the fair value of our derivative instruments designated as cash flow hedges as of August 30, 2020, we expect to reclassify an immaterial amount of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 30, 2020 and May 31, 2020.

Items Measured at Fair Value at August 30, 2020
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(2)	3.9	—	3.9	—
Total		$3.9	$—	$3.9	$—

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
The carrying value and fair value of long-term debt as of August 30, 2020, was $929.1 million and $949.7 million, respectively. The carrying value and fair value of long-term debt as of May 31, 2020, was $928.8 million and $1.20 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. During the quarter ended August 30, 2020, there were no adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2. As of May 31, 2020, operating lease right-of-use assets with a carrying amount of $24.2 million, primarily related to seven restaurants, were determined to have a fair value of $17.6 million resulting in an impairment of $6.6 million.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 30, 2020, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 31, 2020, long-lived assets held and used with a carrying amount of $35.1 million, primarily related to thirteen underperforming restaurants as well as two restaurants damaged by natural disasters, were determined to have a fair value of $0.2 million resulting in an impairment of $34.9 million. Also as of May 31, 2020, goodwill and trademarks for our Cheddar’s Scratch Kitchen brand with carrying values of $334.3 million and $375.1 million, respectively, were determined to have fair values of $165.1 million and $230.1 million, respectively, resulting in a total impairment of $314.2 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 30, 2020 and May 31, 2020, we had $70.5 million and $65.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 30, 2020 and May 31, 2020, we had $28.5 million and $44.0 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 30, 2020 and May 31, 2020, we had $119.8 million and $151.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 30, 2020 and May 31, 2020, amounted to $99.5 million and $122.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2021 through fiscal 2034. The likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In conjunction with the adoption of ASU 2016-13 in the first quarter of fiscal 2021, the liability recorded for our expected credit losses under these leases as of August 30, 2020 was $10.0 million. See Note 1.

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
Note 12. Corporate Restructuring
During the first quarter of fiscal 2021, as a result of the impact of the COVID-19 pandemic on our business operations, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions. In accordance with these actions, we incurred employee termination benefits costs and other costs of $47.8 million, including cash and non-cash components of $38.1 million and $9.7 million, respectively. These costs are reflected in general and administrative expenses and other (income) expense, net in our consolidated statements of earnings for the three months ended August 30, 2020.
The following table summarizes the accrued employee termination benefits and other costs which are included in other current liabilities and other liabilities on our consolidated balance sheet as of August 30, 2020. We expect the remaining liability to be paid by the second quarter of fiscal 2022.

(in millions)	Initial Liability	Payments	Balance at August 30, 2020
Accrued liability (1)	$38.1	$(4.1)	$34.0

(1)	Excludes costs associated with equity awards that will be settled in shares upon vesting and postretirement benefit plan valuation adjustment.
Note 13. Subsequent Events
On September 23, 2020, the Board of Directors declared a cash dividend of $0.30 per share to be paid November 2, 2020 to all shareholders of record as of the close of business on October 9, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 30, 2020 and August 25, 2019.

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019	% Chg
Sales	$1,527.4	$2,133.9	(28.4)%
Costs and expenses:
Food and beverage	434.5	603.3	(28.0)
Restaurant labor	500.7	703.8	(28.9)
Restaurant expenses	290.9	372.4	(21.9)
Marketing expenses	28.8	68.7	(58.1)
General and administrative expenses	128.3	98.0	30.9
Depreciation and amortization	87.6	86.2	1.6
Total costs and expenses	$1,470.8	$1,932.4	(23.9)
Operating income	56.6	201.5	(71.9)
Interest, net	16.6	11.1	49.5
Other (income) expense, net	7.5	—	NM
Earnings before income taxes	32.5	190.4	(82.9)
Income tax expense (benefit) (1)	(4.8)	18.6	NM
Earnings from continuing operations	$37.3	$171.8	(78.3)
Losses from discontinued operations, net of tax	(1.2)	(1.2)	NM
Net earnings	$36.1	$170.6	(78.8)%
Diluted net earnings per share:
Earnings from continuing operations	$0.28	$1.38	(79.7)%
Losses from discontinued operations	—	(0.01)	NM
Net earnings	$0.28	$1.37	(79.6)%

(1) Effective tax rate	(14.8)%	9.8%
NM- Percentage change not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2021, compared with the number open at the end of fiscal 2020 and the end of the first quarter of fiscal 2020.

	August 30, 2020	May 31, 2020	August 25, 2019
Olive Garden	871	868	867
LongHorn Steakhouse	524	522	514
Cheddar’s Scratch Kitchen	165	165	165
Yard House	80	81	79
The Capital Grille (1)	60	60	59
Seasons 52	43	44	45
Bahama Breeze	41	41	42
Eddie V’s	23	23	22
Total	1,807	1,804	1,793

(1)	Includes two The Capital Burger restaurants in fiscal 2021 and at the end of fiscal 2020 and one at the end of the first quarter of fiscal 2020.

OVERVIEW OF OPERATIONS
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions, and as of the date of this filing, 97.0 percent of our restaurants were able to open their dining rooms to some extent. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. During the first quarter of fiscal 2021, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions and we incurred employee termination benefits costs and other costs of $47.8 million.
Although we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
Financial Highlights - Consolidated
Our sales from continuing operations were $1.53 billion for the first quarter of fiscal 2021, compared to $2.13 billion for the first quarter of fiscal 2020. The 28.4 percent decrease in sales for the first quarter of fiscal 2021 was driven by combined Darden same-restaurant sales decrease of 29.0 percent for the first quarter of fiscal 2021 partially offset by revenue from the addition of 14 net new company-owned restaurants since the first quarter of fiscal 2020.
For the first quarter of fiscal 2021, our net earnings from continuing operations were $37.3 million compared to $171.8 million for the first quarter of fiscal 2020, and our diluted net earnings per share from continuing operations were $0.28 for the first quarter of fiscal 2021 compared to $1.38 for the first quarter of fiscal 2020. Our diluted per share results from continuing operations for the first quarter of fiscal 2021 were adversely impacted by approximately $0.28 due to charges associated with our corporate restructuring plan.
Outlook
We expect sales for the second quarter of fiscal 2021 to be approximately 82 percent of sales for the second quarter of fiscal 2020.
Additionally, for the full year we expect to open 35-40 net new restaurants and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $250.0 million and $300.0 million.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 30, 2020	August 25, 2019	% Chg	SRS (1)
Olive Garden	$788.2	$1,090.2	(27.7)%	(28.2)%
LongHorn Steakhouse	$376.8	$450.2	(16.3)%	(18.1)%
Fine Dining	$83.1	$136.1	(38.9)%	(39.1)%
Other Business	$279.3	$457.4	(38.9)%	(39.0)%

(1)	Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales decrease for the first quarter of fiscal 2021 was primarily driven by a U.S. same-restaurant sales decrease driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales for the first quarter of fiscal 2021 resulted from a 29.1 percent decrease in same-restaurant guest counts, partially offset by a 0.9 percent increase in average check.

LongHorn Steakhouse’s sales decrease for the first quarter of fiscal 2021 was primarily driven by a same-restaurant sales decrease driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the first quarter of fiscal 2021 resulted from an 18.7 percent decrease in same-restaurant guest counts, partially offset by a 0.6 percent increase in average check.
Fine Dining’s sales decrease for the first quarter of fiscal 2020 was primarily driven by a same-restaurant sales decrease driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the first quarter of fiscal 2021 resulted from a 40.8 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check.
Other Business’ sales decrease for the first quarter of fiscal 2020 was primarily driven by a same-restaurant sales decrease driven by the impact of COVID-19. The decrease in same-restaurant sales for the first quarter of fiscal 2021 resulted from a 40.4 percent decrease in same-restaurant guest counts, partially offset by a 1.4 percent increase in average check.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 30, 2020 and August 25, 2019.

	Three Months Ended
	August 30, 2020	August 25, 2019
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.4	28.3
Restaurant labor	32.8	33.0
Restaurant expenses	19.0	17.5
Marketing expenses	1.9	3.2
General and administrative expenses	8.4	4.6
Depreciation and amortization	5.7	4.0
Total operating costs and expenses	96.3%	90.6%
Operating income	3.7	9.4
Interest, net	1.1	0.5
Other (income) expense, net	0.5	—
Earnings before income taxes	2.1	8.9
Income tax expense (benefit)	(0.3)	0.9
Earnings from continuing operations	2.4%	8.1%
Quarter Ended August 30, 2020 Compared to Quarter Ended August 25, 2019

•
Food and beverage costs increased as a percent of sales primarily due to a 1.5% impact from unfavorable menu mix and inflation, partially offset by a 1.3% impact from pricing and cost savings initiatives.

•
Restaurant labor costs decreased as a percent of sales primarily due to a 3.3% impact from productivity improvement driven by operational simplification and a 0.8% impact from pricing leverage, partially offset by a 3.4% impact from sales deleverage and a 0.5% impact from inflation.

•
Restaurant expenses increased as a percent of sales primarily due to a 6.0% impact from sales deleverage, partially offset by a 1.6% impact from lower repairs and maintenance expenses, a 0.8% impact from lower utility costs and a 0.7% impact from business interruption insurance proceeds.

•
Marketing expenses decreased as a percent of sales primarily due to a 2.6% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 1.3% impact from sales deleverage.

•
General and administrative expenses increased as a percent of sales primarily due to a 2.7% impact from costs associated with our corporate restructuring in the first quarter of fiscal 2021 and a 1.8% impact from sales deleverage.

•	Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first quarter of fiscal 2021 primarily due to interest incurred on our $270.0 million term loan.

OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $7.5 million for the first quarter of fiscal 2021 primarily due to a postretirement benefit plan valuation adjustment resulting from our corporate restructuring in the first quarter of fiscal 2021.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 30, 2020 was (14.8) percent, reflecting an income tax benefit of $4.8 million compared to an effective income tax rate for the quarter ended August 25, 2019 of 9.8 percent, reflecting income tax expense of $18.6 million. The change was driven primarily by lower net earnings from continuing operations in the quarter ended August 30, 2020, compared to the quarter ended August 25, 2019 and the impact of certain tax credits on our lower earnings before income taxes.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2021 were $1.2 million ($0.00 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2020 of $1.2 million ($0.01 per diluted share).
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

	Three Months Ended
Segment	August 30, 2020	August 25, 2019	Change
Olive Garden	22.1%	21.0%	110 BPS
LongHorn Steakhouse	15.1%	16.5%	(140) BPS
Fine Dining	11.9%	14.9%	(300) BPS
Other Business	12.8%	14.1%	(130) BPS
The increase in Olive Garden’s segment profit margin for the first quarter of fiscal 2021 was driven primarily by decreased marketing expense, related to television and digital media, as well as decreased food and beverage and restaurant labor costs, only partially offset by negative same restaurant sales resulting from the economic impact of COVID-19. The decrease in LongHorn Steakhouse, Fine Dining and Other Business’ segment profit margins for the first quarter of fiscal 2021 was driven primarily by negative same-restaurant sales resulting from the economic impact of COVID-19, partially offset by decreased marketing expense and labor costs.
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
LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, in March 2020, all of our restaurants began operating at reduced capacities due to the COVID-19 outbreak and initially were not able to generate sufficient cash from operations to cover all of our projected expenditures while operating at those reduced capacities. Accordingly, we took significant steps to adapt our business, which allowed us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. As state and local governments allowed us to open dining rooms at limited capacities our cash flows have improved, and during the first quarter of fiscal 2021 we generated positive operating cash flows and fully repaid our $270.0 million 364-day term loan prior to maturity. Additionally, our Board of Directors has reinstated a quarterly dividend, declaring a cash dividend of $0.30 per share to be paid November 2, 2020 to all shareholders of record as of the close of business on October 9, 2020.
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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 30, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of August 30, 2020, we had no outstanding balances under the Revolving Credit Agreement.
As of August 30, 2020, our outstanding long-term debt consisted principally of:

•	$500.0 million of unsecured 3.850 percent senior notes due in May 2027;

•	$96.3 million of unsecured 6.000 percent senior notes due in August 2035;

•	$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and

•	$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 30, 2020, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations decreased to $206.7 million for the first three months of fiscal 2021, from $253.8 million for the first three months of fiscal 2020. Net cash flows provided by operating activities include net earnings from continuing operations of $36.1 million and $170.6 million in the first three months of fiscal 2021 and 2020, respectively. The decrease in net earnings is primarily driven by the impact of COVID-19.
Net cash flows used in investing activities of continuing operations were $44.0 million for the first three months of fiscal 2021, compared to $166.9 million for the first three months of fiscal 2020. Capital expenditures decreased to $42.2 million for the first three months of fiscal 2021 from $117.1 million for the first three months of fiscal 2020 reflecting a decrease in new restaurant construction and remodel activity during fiscal 2021. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $37.0 million in the acquisition of Cheddar's Scratch Kitchen restaurants from existing franchisees.
Net cash flows used in financing activities of continuing operations were $273.6 million for the first three months of fiscal 2021, compared to $192.7 million for the first three months of fiscal 2020. Net cash flows used in financing activities for the first three months of fiscal 2021 included repayment of a 364-day term loan of $270.0 million prior to maturity. Net cash flows used in financing activities for the first three months of fiscal 2020 reflected dividends paid of $108.1 million and share repurchases of $94.8 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.88 per share for the first three months of fiscal 2020.
On September 18, 2019, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter ended August 30, 2020, we repurchased 0.1 million shares of our common stock compared to 0.8 million shares of our common stock during the quarter ended August 25, 2019. All shares repurchased during the quarter ended August 30, 2020 were solely shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, or shares reacquired pursuant to tax withholding on option exercises.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At August 30, 2020, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.24 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $971.0 million as of August 30, 2020, compared to $1.10 billion as of May 31, 2020. The decrease was primarily due to a decrease in cash and cash equivalents primarily driven by repayment of short-term debt.
Our current liabilities totaled $1.54 billion as of August 30, 2020, compared to $1.79 billion as of May 31, 2020. The decrease was primarily driven by repayment of short-term debt, partially offset by an increase in other current liabilities.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2021, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2020 and in our Forms 10-Q (including this report), which are summarized as follows:

•	The impacts of the novel coronavirus (COVID-19) pandemic on our business and the response of governments and of our company to the outbreak;

•	Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;

•	Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;

•	Food safety and food-borne illness concerns throughout the supply chain;

•	The inability to hire, train, reward and retain restaurant team members;

•	A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel;

•	Insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability;

•	Litigation, including allegations of illegal, unfair or inconsistent employment practices;

•	Unfavorable publicity, or a failure to respond effectively to adverse publicity;

•	An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;

•	The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;

•	Labor and insurance costs;

•	Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;

•	Intense competition, or an insufficient focus on competition and the consumer landscape;

•	Changes in consumer preferences that may adversely affect demand for food at our restaurants;

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

•	The impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;

•	Adverse weather conditions and natural disasters;

•	Volatility in the market value of derivatives we may use to hedge commodity and broader market prices;

•	Volatility in the United States equity markets that may affect our ability to efficiently hedge exposures to our market risk related to equity-based compensation awards;

•	Economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of our control;

•	Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit;

•	Risks associated with doing business with franchisees and licensees;

•	Risks associated with doing business with business partners and vendors in foreign markets;

•	Failure to protect our service marks or other intellectual property;

•	Impairment of the carrying value of our goodwill or other intangible assets;

•	Changes in tax laws or treaties and unanticipated tax liabilities; and

•	A failure of our internal controls over financial reporting and future changes in accounting standards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 30, 2020, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $21.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $86.3 million. The fair value of our long-term fixed-rate debt outstanding as of August 30, 2020, averaged $952.7 million, with a high of $974.8 million and a low of $917.3 million during the first three months of fiscal 2021. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 30, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 30, 2020.
During the fiscal quarter ended August 30, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 31, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 30, 2020.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
June 1, 2020 through July 5, 2020	—	$—	—	$290.6
July 6, 2020 through August 2, 2020	82,873	$78.54	82,873	$284.1
August 3, 2020 through August 30, 2020	1,717	$78.16	1,717	$284.0
Total	84,590	$78.53	84,590	$284.0

(1)
All of the shares purchased during the quarter ended August 30, 2020 were purchased as part of our repurchase program. On September 18, 2019, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration and replaced the previously existing share repurchase authorization.

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

Item 6.Exhibits

Exhibit No.	Exhibit Title
10.47	Form of Capital Burger Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.48	Darden Restaurants, Inc. Annual Incentive Plan, effective as of June 1, 2020.
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	October 6, 2020	By:	/s/ Ricardo Cardenas
Ricardo Cardenas
Senior Vice President and Chief Financial Officer
(Principal financial officer)