Form 10-Q
period 2020-11-29
DARDEN RESTAURANTS INC
filed 2021-01-06
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2020: 130,328,167.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Sales	$1,656.5	$2,056.4	$3,183.9	$4,190.3
Costs and expenses:
Food and beverage	475.1	583.0	909.6	1,186.3
Restaurant labor	535.5	692.3	1,036.2	1,396.1
Restaurant expenses	330.5	375.6	621.4	748.0
Marketing expenses	18.8	66.3	47.6	135.0
General and administrative expenses	89.9	91.4	218.2	189.4
Depreciation and amortization	86.0	87.6	173.6	173.8
Total operating costs and expenses	$1,535.8	$1,896.2	$3,006.6	$3,828.6
Operating income	120.7	160.2	177.3	361.7
Interest, net	14.6	13.1	31.2	24.2
Other (income) expense, net	0.4	153.3	7.9	153.3
Earnings (loss) before income taxes	105.7	(6.2)	138.2	184.2
Income tax expense (benefit)	8.8	(31.6)	4.0	(13.0)
Earnings from continuing operations	$96.9	$25.4	$134.2	$197.2
Losses from discontinued operations, net of tax benefit of $0.7, $0.7, $1.6 and $0.9, respectively	(0.9)	(0.7)	(2.1)	(1.9)
Net earnings	$96.0	$24.7	$132.1	$195.3
Basic net earnings per share:
Earnings from continuing operations	$0.74	$0.21	$1.03	$1.61
Losses from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net earnings	$0.74	$0.20	$1.02	$1.59
Diluted net earnings per share:
Earnings from continuing operations	$0.74	$0.21	$1.02	$1.59
Losses from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net earnings	$0.73	$0.20	$1.01	$1.57
Average number of common shares outstanding:
Basic	130.3	122.2	130.1	122.5
Diluted	131.5	123.7	131.2	124.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Net earnings	$96.0	$24.7	$132.1	$195.3
Other comprehensive income (loss):
Foreign currency adjustment	—	5.5	0.2	5.5
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(0.1), $0.1, $0.3 and $(0.1), respectively	5.0	(2.7)	9.5	(5.6)
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.2 $32.5, $0.3 and $32.5, respectively, related to pension and other post-employment benefits	0.4	97.7	0.8	97.8
Other comprehensive income (loss)	$5.4	$100.5	$10.5	$97.7
Total comprehensive income	$101.4	$125.2	$142.6	$293.0
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 29, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$777.3	$763.3
Receivables, net	46.2	49.8
Inventories	203.0	206.9
Prepaid income taxes	21.8	18.4
Prepaid expenses and other current assets	61.4	63.0
Total current assets	$1,109.7	$1,101.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,719.1 and $2,640.9, respectively	2,776.0	2,756.9
Operating lease right-of-use assets	3,909.8	3,969.2
Goodwill	1,037.4	1,037.4
Trademarks	806.3	805.9
Other assets	288.4	275.3
Total assets	$9,927.6	$9,946.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235.6	$249.4
Short-term debt	—	270.0
Accrued payroll	130.0	150.0
Accrued income taxes	6.1	6.2
Other accrued taxes	47.6	43.4
Unearned revenues	439.9	467.9
Other current liabilities	686.9	605.9
Total current liabilities	$1,546.1	$1,792.8
Long-term debt	929.4	928.8
Deferred income taxes	45.1	56.1
Operating lease liabilities - non-current	4,222.8	4,276.3
Other liabilities	729.1	560.9
Total liabilities	$7,472.5	$7,614.9
Stockholders’ equity:
Common stock and surplus	$2,239.0	$2,205.3
Retained earnings	223.2	143.5
Accumulated other comprehensive income (loss)	(7.1)	(17.6)
Total stockholders’ equity	$2,455.1	$2,331.2
Total liabilities and stockholders’ equity	$9,927.6	$9,946.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three And Six Months Ended November 29, 2020 and November 24, 2019
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at August 30, 2020	$2,220.9	$166.6	$(12.5)	$—	$2,375.0
Net earnings	—	96.0	—	—	96.0
Other comprehensive income (loss)	—	—	5.4	—	5.4
Dividends declared ($0.30 per share)	—	(39.5)	—	—	(39.5)
Stock option exercises (0.1 shares)	3.9	—	—	—	3.9
Stock-based compensation	11.9	—	—	—	11.9
Repurchases of common stock (0.0 shares)	(0.1)	(0.1)	—	—	(0.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.3	—	—	—	2.3
Other	0.1	0.2	—	—	0.3
Balance at November 29, 2020	$2,239.0	$223.2	$(7.1)	$—	$2,455.1

Balance at May 31, 2020	$2,205.3	$143.5	$(17.6)	$—	$2,331.2
Net earnings	—	132.1	—	—	132.1
Other comprehensive income (loss)	—	—	10.5	—	10.5
Dividends declared ($0.30 per share)	—	(39.5)	—	—	(39.5)
Stock option exercises (0.1 shares)	5.6	—	—	—	5.6
Stock-based compensation	23.0	—	—	—	23.0
Repurchases of common stock (0.1 shares)	(1.5)	(5.3)	—	—	(6.8)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.8	—	—	—	4.8
Other	1.8	(7.6)	—	—	(5.8)
Balance at November 29, 2020	$2,239.0	$223.2	$(7.1)	$—	$2,455.1

Balance at August 25, 2019	$1,692.9	$789.9	$(101.0)	$(0.5)	$2,381.3
Net earnings	—	24.7	—	—	24.7
Other comprehensive income (loss)	—	—	100.5	—	100.5
Dividends declared ($0.88 per share)	—	(109.1)	—	—	(109.1)
Stock option exercises (0.0 shares)	1.6	—	—	—	1.6
Stock-based compensation	8.0	—	—	—	8.0
Repurchases of common stock (1.2 shares)	(16.3)	(119.8)	—	—	(136.1)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	2.0	—	—	—	2.0
Other	1.8	(1.2)	—	0.2	0.8
Balance at November 24, 2019	$1,690.0	$584.5	$(0.5)	$(0.3)	$2,273.7

Balance at May 26, 2019	$1,685.0	$806.6	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	195.3	—	—	195.3
Other comprehensive income (loss)	—	—	97.7	—	97.7
Dividends declared ($1.76 per share)	—	(217.5)	—	—	(217.5)
Stock option exercises (0.2 shares)	10.8	—	—	—	10.8
Stock-based compensation	15.6	—	—	—	15.6
Repurchases of common stock (2.0 shares)	(27.2)	(203.7)	—	—	(230.9)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	4.0	—	—	—	4.0
Other	1.8	3.8	—	0.5	6.1
Balance at November 24, 2019	$1,690.0	$584.5	$(0.5)	$(0.3)	$2,273.7
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 29, 2020	November 24, 2019
Cash flows—operating activities
Net earnings	$132.1	$195.3
Losses from discontinued operations, net of tax	2.1	1.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	173.6	173.8
Stock-based compensation expense	41.4	28.0
Change in current assets and liabilities	(6.9)	(86.8)
Contributions to pension and postretirement plans	(0.7)	(13.1)
Deferred income taxes	(8.0)	(8.4)
Change in other assets and liabilities	118.4	6.8
Pension settlement charge	—	147.1
Other, net	(23.4)	(1.5)
Net cash provided by operating activities of continuing operations	$428.6	$443.1
Cash flows—investing activities
Purchases of land, buildings and equipment	(108.2)	(256.5)
Proceeds from disposal of land, buildings and equipment	5.4	4.3
Cash used in business acquisitions, net of cash acquired	—	(37.0)
Purchases of capitalized software and other assets	(6.6)	(10.8)
Other, net	(0.3)	(9.7)
Net cash used in investing activities of continuing operations	$(109.7)	$(309.7)
Cash flows—financing activities
Proceeds from issuance of common stock	10.4	14.8
Dividends paid	(39.1)	(215.7)
Repurchases of common stock	(6.8)	(230.9)
Repayments of short-term debt	(270.0)	—
Principal payments on finance leases	(2.9)	(2.5)
Other, net	—	0.5
Net cash used in financing activities of continuing operations	$(308.4)	$(433.8)
Cash flows—discontinued operations
Net cash provided by operating activities of discontinued operations	3.5	0.4
Net cash provided by discontinued operations	$3.5	$0.4

Increase (decrease) in cash and cash equivalents	14.0	(300.0)
Cash and cash equivalents - beginning of period	763.3	457.3
Cash and cash equivalents - end of period	$777.3	$157.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 29, 2020	November 24, 2019
Cash flows from changes in current assets and liabilities
Receivables, net	3.6	7.3
Inventories	3.9	(4.8)
Prepaid expenses and other current assets	1.3	(5.0)
Accounts payable	(24.8)	(5.2)
Accrued payroll	(20.1)	(38.2)
Prepaid/accrued income taxes	(3.5)	(1.9)
Other accrued taxes	4.2	6.4
Unearned revenues	(28.1)	(38.2)
Other current liabilities	56.6	(7.2)
Change in current assets and liabilities	$(6.9)	$(86.8)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of November 29, 2020, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 32 franchised restaurants. We also have 27 franchised restaurants in operation located in Latin America.
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
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. As we progressed into November, rising case rates have resulted in certain jurisdictions implementing restrictions that reduce dining room capacity or mandate the closure of dining rooms. We anticipate continued uncertainty surrounding dining room operations for the near term. As of the date of this filing, 84.0 percent of our restaurants were able to open their dining rooms to some extent. With approved vaccines beginning to be distributed, we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased. However, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The amendments in this update are intended to simplify the accounting for income taxes by removing certain exceptions in the existing guidance and simplify areas

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
such as franchise taxes, recognizing deferred taxes for tax goodwill, separate entity financial statements and interim recognition of enactment of tax laws or tax rate changes. This update is effective for us in the first quarter of fiscal 2022, however we elected to early adopt this guidance during the quarter ended August 30, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	November 29, 2020	May 31, 2020
Unearned revenues
Deferred gift card revenue	$469.3	$494.6
Deferred gift card discounts	(29.9)	(28.2)
Other	0.5	1.5
Total	$439.9	$467.9

Other liabilities
Deferred franchise fees - non-current	$2.2	$2.8
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Beginning balance	$475.6	$410.2	$494.6	$453.6
Activations	94.7	127.4	170.4	243.8
Redemptions and breakage	(101.0)	(125.2)	(195.7)	(285.0)
Ending balance	$469.3	$412.4	$469.3	$412.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	November 29, 2020	May 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,909.8	$3,969.2
Finance lease right-of-use assets	Land, buildings and equipment, net	292.0	235.2
Total lease assets, net		$4,201.8	$4,204.4

Operating lease liabilities - current	Other current liabilities	$178.1	$160.6
Finance lease liabilities - current	Other current liabilities	5.8	5.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,222.8	4,276.3
Finance lease liabilities - non-current	Other liabilities	432.3	368.4
Total lease liabilities		$4,839.0	$4,811.0
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 29, 2020	November 24, 2019
Interest, net of amounts capitalized	$31.4	$26.8
Income taxes, net of refunds	12.6	(4.7)

Non-cash investing and financing activities are as follows:	Six Months Ended
(in millions)	November 29, 2020	November 24, 2019
Increase in land, buildings and equipment through accrued purchases	$33.9	$50.9
Right-of-use assets obtained in exchange for new operating lease liabilities	42.7	106.6
Right-of-use assets obtained in exchange for new finance lease liabilities	67.1	139.3
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 29, 2020 was 8.3 percent, reflecting income tax expense of $8.8 million, compared to an effective income tax rate for the quarter ended November 24, 2019 of (509.7) percent, reflecting an income tax benefit of $31.6 million. The effective income tax rate for continuing operations for the six months ended November 29, 2020 was 2.9 percent, reflecting income tax expense of $4.0 million compared to an effective income tax rate of (7.1) percent for the six months ended November 24, 2019, reflecting an income tax benefit of $13.0 million. The change was driven by lower net earnings from continuing operations in the quarter ended November 24, 2019 compared to the quarter ended November 29, 2020, primarily due to a pension settlement charge recorded during the quarter ended November 24, 2019 and the impact of certain tax credits on our lower earnings before income taxes.
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

	Three Months Ended		Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Anti-dilutive stock-based compensation awards	0.7	0.7	1.1	0.5

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 29, 2020
Sales	$829.5	$407.4	$108.1	$311.5	$—	$1,656.5
Restaurant and marketing expenses	654.4	341.1	87.8	272.2	4.4	1,359.9
Segment profit	$175.1	$66.3	$20.3	$39.3	$(4.4)	$296.6

Depreciation and amortization	$34.5	$16.5	$7.8	$24.0	$3.2	$86.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 29, 2020
Sales	$1,617.7	$784.1	$191.2	$590.9	$—	$3,183.9
Restaurant and marketing expenses	1,268.8	660.8	161.0	515.9	8.3	2,614.8
Segment profit	$348.9	$123.3	$30.2	$75.0	$(8.3)	$569.1

Depreciation and amortization	$70.4	$33.4	$15.5	$48.1	$6.2	$173.6
Purchases of land, buildings and equipment	34.6	17.4	24.1	31.1	1.0	108.2

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 24, 2019
Sales	$1,023.6	$447.3	$154.8	$430.7	$—	$2,056.4
Restaurant and marketing expenses	833.3	375.4	124.4	383.0	1.1	1,717.2
Segment profit	$190.3	$71.9	$30.4	$47.7	$(1.1)	$339.2

Depreciation and amortization	$36.0	$17.0	$8.1	$24.5	$2.0	$87.6

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 24, 2019
Sales	$2,113.8	$897.5	$291.1	$887.9	$—	$4,190.3
Restaurant and marketing expenses	1,694.6	751.1	240.4	775.8	3.5	3,465.4
Segment profit	$419.2	$146.4	$50.7	$112.1	$(3.5)	$724.9

Depreciation and amortization	$72.1	$33.8	$15.9	$48.5	$3.5	$173.8
Purchases of land, buildings and equipment	112.1	41.7	35.5	64.0	3.2	256.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Segment profit	$296.6	$339.2	$569.1	$724.9
Less general and administrative expenses	(89.9)	(91.4)	(218.2)	(189.4)
Less depreciation and amortization	(86.0)	(87.6)	(173.6)	(173.8)
Less interest, net	(14.6)	(13.1)	(31.2)	(24.2)
Less other (income) expense, net	(0.4)	(153.3)	(7.9)	(153.3)
Earnings (loss) before income taxes	$105.7	$(6.2)	$138.2	$184.2

Note 7.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and six months ended November 29, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 30, 2020	$4.7	$(4.1)	$(13.1)	$(12.5)
Gain (loss)	—	4.6	—	4.6
Reclassification realized in net earnings	—	0.4	0.4	0.8
Balance at November 29, 2020	$4.7	$0.9	$(12.7)	$(7.1)

Balance at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.2	9.0	—	9.2
Reclassification realized in net earnings	—	0.5	0.8	1.3
Balance at November 29, 2020	$4.7	$0.9	$(12.7)	$(7.1)

The components of accumulated other comprehensive income (loss), net of tax, for the quarter and six months ended November 24, 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 25, 2019	$(1.0)	$6.1	$(106.1)	$(101.0)
Gain (loss)	5.5	(3.0)	(12.7)	(10.2)
Reclassification realized in net earnings	—	0.3	110.4	110.7
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)

Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(5.1)	(12.7)	(12.3)
Reclassification realized in net earnings	—	(0.5)	110.5	110.0
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Derivatives
Commodity contracts	(1)	$(0.4)	$(0.2)	$(0.9)	$(0.6)
Equity contracts	(2)	(0.1)	—	0.3	1.0
Interest rate contracts	(3)	(0.1)	(0.1)	(0.1)	(0.1)
Total before tax		$(0.6)	(0.3)	$(0.7)	$0.3
Tax (expense) benefit		0.2	—	0.2	0.2
Net of tax		$(0.4)	$(0.3)	$(0.5)	$0.5

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.1)	$(147.9)	$(0.1)	$(148.8)
Recognized net actuarial gain (loss) - other plans	(5)	(0.5)	0.8	(1.0)	1.6
Total before tax		$(0.6)	$(147.1)	$(1.1)	$(147.2)
Tax (expense) benefit		0.2	36.7	0.3	36.7
Net of tax		$(0.4)	$(110.4)	$(0.8)	$(110.5)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 9 for additional details.
(2)Included in general and administrative expenses. See Note 9 for additional details.
(3)Included in interest, net on our consolidated statements of earnings.
(4)Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of general and administrative expenses and other (income) expense, net.
(5)Included in the computation of net periodic benefit costs - other plans, which is a component of restaurant labor, general and administrative expenses and other (income) expense, net.
Note 8.Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units and performance stock units with a fair value generally determined based on our closing stock price on the date of grant. In addition, we grant cash settled stock units (Darden stock units) which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Six Months Ended
	November 29, 2020	November 24, 2019
Weighted-average fair value	$20.07	$19.94
Dividend yield	3.0%	3.0%
Expected volatility of stock	37.3%	22.5%
Risk-free interest rate	0.4%	1.9%
Expected option life (in years)	6.4	6.3
Weighted-average exercise price per share	$78.84	$124.24

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Six Months Ended
	November 29, 2020	November 24, 2019
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	50.5%	23.1%
Risk-free interest rate	0.1%	1.8%
Expected life (in years)	2.8	2.9
Weighted-average grant date fair value per unit	$83.46	$124.41
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the six months ended November 29, 2020.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.62	0.28	0.55	1.03
Awards granted	0.28	0.09	0.14	0.28
Awards exercised/vested	(0.12)	(0.07)	(0.19)	(0.29)
Awards forfeited	(0.01)	(0.01)	—	(0.05)
Outstanding end of period	2.77	0.29	0.50	0.97
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Stock options	$2.8	$1.5	$4.5	$2.8
Restricted stock/restricted stock units	3.0	1.7	5.8	3.5
Equity-settled performance stock units	5.1	3.9	10.7	7.7
Cash-settled Darden stock units	10.4	5.8	18.4	12.4
Employee stock purchase plan	0.6	0.5	1.3	0.9
Director compensation program/other	0.3	0.4	0.7	0.7
Total stock-based compensation expense	$22.2	$13.8	$41.4	$28.0

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are not met, the derivative contracts are utilized as economic hedges and changes in the fair value of such contracts are recorded currently in earnings in the period in which they occur.
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 29, 2020, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
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
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2025. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts have net cash settlement terms and net settle every three months. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through July 2024.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 29, 2020			November 29, 2020	May 31, 2020	November 29, 2020	May 31, 2020
Equity forwards:
Designated	0.3	$104.56	$31.2	$—	$1.8	$—	$—
Not designated	0.5	$103.26	$52.9	—	4.4	0.1	—
Total equity forwards				$—	$6.2	$0.1	$—
Commodity contracts:
Designated	N/A	N/A	$9.3	$0.5	$0.3	$0.6	$1.8
Not designated	N/A	N/A	$0.5	—	—	0.1	0.3
Total commodity contracts				$0.5	$0.3	$0.7	$2.1
Total derivative contracts				$0.5	$6.5	$0.8	$2.1

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

    The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Equity (1)	$5.0	$(3.3)	$(0.1)	$—
Commodity (2)	(0.5)	0.4	(0.4)	(0.2)
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$4.5	$(2.9)	$(0.6)	$(0.3)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Six Months Ended		Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Equity (1)	$8.7	$(4.3)	$0.3	$1.0
Commodity (2)	0.4	(1.0)	(0.9)	(0.6)
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$9.1	$(5.3)	$(0.7)	$0.3
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Food and beverage costs and restaurant expenses	$—	$—	$0.1	$0.3
General and administrative expenses	10.6	(1.2)	15.1	(0.6)
Total	$10.6	$(1.2)	$15.2	$(0.3)
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 29, 2020, we expect to reclassify $0.4 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 29, 2020 and May 31, 2020.

Items Measured at Fair Value at November 29, 2020
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.2)	$—	$(0.2)	$—
Equity forwards	(2)	(0.1)	—	(0.1)	—
Total		$(0.3)	$—	$(0.3)	$—

Items Measured at Fair Value at May 31, 2020
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.8)	$—	$(1.8)	$—
Equity forwards	(2)	6.2	—	6.2	—
Total		$4.4	$—	$4.4	$—

(1)The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
(2)The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of November 29, 2020, was $929.4 million and $1.04 billion, respectively. The carrying value and fair value of long-term debt as of May 31, 2020, was $928.8 million and $1.20 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of November 29, 2020, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material. As of May 31, 2020, operating lease right-of-use assets with a carrying amount of $24.2 million, primarily related to seven restaurants, were determined to have a fair value of $17.6 million resulting in an impairment of $6.6 million.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of November 29, 2020, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 31, 2020, long-lived assets held and used with a carrying amount of $35.1 million, primarily related to thirteen underperforming restaurants as well as two restaurants damaged by natural disasters, were determined to have a fair value of $0.2 million resulting in an impairment of $34.9 million. Also as of May 31, 2020, goodwill and trademarks for our Cheddar’s Scratch Kitchen brand with carrying values of $334.3 million and $375.1 million, respectively, were determined to have fair values of $165.1 million and $230.1 million, respectively, resulting in a total impairment of $314.2 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 29, 2020 and May 31, 2020, we had $70.5 million and $65.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 29, 2020 and May 31, 2020, we had $28.5 million and $44.0 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of November 29, 2020 and May 31, 2020, we had $125.6 million and $151.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 29, 2020 and May 31, 2020, amounted to $102.8 million and $122.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2021 through fiscal 2034. The likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In conjunction with the adoption of ASU 2016-13 in the first quarter of fiscal 2021, the liability recorded for our expected credit losses under these leases as of November 29, 2020 was $10.0 million. See Note 1.
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
Note 12. Corporate Restructuring
During the first quarter of fiscal 2021, as a result of the impact of the COVID-19 pandemic on our business operations, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions. In accordance with these actions, we incurred employee termination benefits costs and other costs of $47.8 million, including cash and non-cash components of $38.1 million and $9.7 million, respectively. These costs are reflected in general and administrative expenses and other (income) expense, net in our consolidated statements of earnings for the six months ended November 29, 2020.
The following table summarizes the accrued employee termination benefits and other costs which are included in other current liabilities and other liabilities on our consolidated balance sheet as of November 29, 2020. We expect the remaining

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability to be paid by the second quarter of fiscal 2022.

(in millions)	Initial Liability	Payments	Balance at November 29, 2020
Accrued liability (1)	$38.1	$(10.6)	$27.5
(1)Excludes costs associated with equity awards that will be settled in shares upon vesting and postretirement benefit plan valuation adjustment.
Note 13. Subsequent Events
On December 16, 2020, the Board of Directors declared a cash dividend of $0.37 per share to be paid February 1, 2021 to all shareholders of record as of the close of business on January 8, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 29, 2020 and November 24, 2019.

	Three Months Ended			Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	% Chg	November 29, 2020	November 24, 2019	% Chg
Sales	$1,656.5	$2,056.4	(19.4)%	$3,183.9	$4,190.3	(24.0)%
Costs and expenses:
Food and beverage	475.1	583.0	(18.5)	909.6	1,186.3	(23.3)
Restaurant labor	535.5	692.3	(22.6)	1,036.2	1,396.1	(25.8)
Restaurant expenses	330.5	375.6	(12.0)	621.4	748.0	(16.9)
Marketing expenses	18.8	66.3	(71.6)	47.6	135.0	(64.7)
General and administrative expenses	89.9	91.4	(1.6)	218.2	189.4	15.2
Depreciation and amortization	86.0	87.6	(1.8)	173.6	173.8	(0.1)
Total costs and expenses	$1,535.8	$1,896.2	(19.0)	$3,006.6	$3,828.6	(21.5)
Operating income	120.7	160.2	(24.7)	177.3	361.7	(51.0)
Interest, net	14.6	13.1	11.5	31.2	24.2	28.9
Other (income) expense, net	0.4	153.3	(99.7)	7.9	153.3	(94.8)
Earnings (loss) before income taxes	105.7	(6.2)	NM	138.2	184.2	(25.0)
Income tax expense (benefit) (1)	8.8	(31.6)	NM	4.0	(13.0)	NM
Earnings from continuing operations	$96.9	$25.4	NM	$134.2	$197.2	(31.9)
Losses from discontinued operations, net of tax	(0.9)	(0.7)	28.6	(2.1)	(1.9)	10.5
Net earnings	$96.0	$24.7	NM	$132.1	$195.3	(32.4)%
Diluted net earnings per share:
Earnings from continuing operations	$0.74	$0.21	NM	$1.02	$1.59	(35.8)%
Losses from discontinued operations	(0.01)	(0.01)	—	(0.01)	(0.02)	(50.0)
Net earnings	$0.73	$0.20	NM	$1.01	$1.57	(35.7)%

(1) Effective tax rate	8.3%	NM		2.9%	(7.1)%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2021, compared with the number open at the end of fiscal 2020 and the end of the second quarter of fiscal 2020.

	November 29, 2020	May 31, 2020	November 24, 2019
Olive Garden	874	868	867
LongHorn Steakhouse	527	522	518
Cheddar’s Scratch Kitchen	168	165	166
Yard House	81	81	79
The Capital Grille (1)	60	60	59
Seasons 52	43	44	45
Bahama Breeze	41	41	42
Eddie V’s	24	23	23
Total	1,818	1,804	1,799
(1)Includes two The Capital Burger restaurants in fiscal 2021 and at the end of fiscal 2020, and one at the end of the second quarter of fiscal 2020.
OVERVIEW OF OPERATIONS
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. During the first quarter of fiscal 2021, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions and we incurred employee termination benefits costs and other costs of $47.8 million.
Through our second quarter of fiscal 2021, most of our restaurants were able to operate with at least restricted dine-in capacity. As we progressed into November, rising case rates have resulted in certain jurisdictions implementing restrictions that reduce dining room capacity or mandate the closure of dining rooms. We anticipate continued uncertainty surrounding dining room operations for the near term. As of the date of this filing, 84.0 percent of our restaurants were able to open their dining rooms to some extent. With approved vaccines beginning to be distributed, we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased. However, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
Financial Highlights - Consolidated
Our sales from continuing operations were $1.66 billion and $3.18 billion for the second quarter and first six months of fiscal 2021, respectively, compared to $2.06 billion and $4.19 billion for the second quarter and first six months of fiscal 2020, respectively. The 19.4 percent and 24.0 percent decreases in sales for the second quarter and first six months of fiscal 2021 were driven by combined Darden same-restaurant sales decreases of 20.6 percent and 24.9 percent for the second quarter and first six months of fiscal 2021, respectively, partially offset by revenue from the addition of 19 net new company-owned restaurants since the second quarter of fiscal 2020.
For the second quarter of fiscal 2021, our net earnings from continuing operations were $96.9 million compared to $25.4 million for the second quarter of fiscal 2020, and our diluted net earnings per share from continuing operations were $0.74 for the second quarter of fiscal 2021 compared to $0.21 for the second quarter of fiscal 2020. For the first six months of fiscal 2021, our net earnings from continuing operations were $134.2 million compared to $197.2 million for the first six months of fiscal 2020, and our diluted net earnings per share from continuing operations were $1.02 for the first six months of fiscal 2021 compared to $1.59 for the first six months of fiscal 2020. Our diluted per share results from continuing operations for the first six months of fiscal 2021 were adversely impacted by approximately $0.28 due to charges associated with our corporate restructuring plan. Our diluted per share results from continuing operations for the second quarter and first six months of fiscal 2020 were adversely impacted by approximately $0.90 due to a pension settlement charge and approximately $0.01 due to an international structure simplification.
Outlook
We expect sales for the third quarter of fiscal 2021 to be approximately 65 to 70 percent of sales of the third quarter of fiscal 2020.
Additionally, for the full year we expect to open 35-40 net new restaurants and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be between $250.0 million and $300.0 million.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 29, 2020	November 24, 2019	% Chg	SRS (1)	November 29, 2020	November 24, 2019	% Chg	SRS (1)
Olive Garden	$829.5	$1,023.6	(19.0)%	(19.9)%	$1,617.7	$2,113.8	(23.5)%	(24.2)%
LongHorn Steakhouse	$407.4	$447.3	(8.9)%	(11.1)%	$784.1	$897.5	(12.6)%	(14.6)%
Fine Dining	$108.1	$154.8	(30.2)%	(31.0)%	$191.2	$291.1	(34.3)%	(34.8)%
Other Business	$311.5	$430.7	(27.7)%	(28.6)%	$590.9	$887.9	(33.4)%	(33.9)%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales decrease for the second quarter and first six months of fiscal 2021 was primarily driven by U.S. same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales for the second quarter of fiscal 2021 resulted from a 21.8 percent decrease in same-restaurant guest counts, partially offset by a 1.9 percent increase in average check. The decrease in U.S. same-restaurant sales for the first six months of fiscal 2021 resulted from a 25.5 percent decrease in same-restaurant guest counts, partially offset by a 1.3 percent increase in average check.
LongHorn Steakhouse’s sales decrease for the second quarter and first six months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the second quarter of fiscal 2021 resulted from a 12.3 percent decrease in same-restaurant guest counts, partially offset by a 1.2 percent increase in average check. The decrease in U.S. same-restaurant sales for the first six months of fiscal 2021 resulted from a 15.5 percent decrease in same-restaurant guest counts, partially offset by a 0.9 percent increase in average check.
Fine Dining’s sales decrease for the second quarter and first six months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the second quarter of fiscal 2021 resulted from a 32.1 percent decrease in same-restaurant guest counts, partially offset by a 1.1 percent increase in average check. The decrease in same-restaurant sales for the first six months of fiscal 2021 resulted from a 36.2 percent decrease in same-restaurant guest counts, partially offset by a 1.4 percent increase in average check.
Other Business’ sales decrease for the second quarter and first six months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19. The decrease in same-restaurant sales for the second quarter of fiscal 2021 resulted from a 29.6 percent decrease in same-restaurant guest counts, partially offset by a 1.0 percent increase in average check. The decrease in same-restaurant sales for the first six months of fiscal 2021 resulted from a 35.3 percent decrease in same-restaurant guest counts, partially offset by a 1.4 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and six months ended November 29, 2020 and November 24, 2019.

	Three Months Ended		Six Months Ended
	November 29, 2020	November 24, 2019	November 29, 2020	November 24, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.7	28.4	28.6	28.3
Restaurant labor	32.3	33.7	32.5	33.3
Restaurant expenses	20.0	18.3	19.5	17.9
Marketing expenses	1.1	3.2	1.5	3.2
General and administrative expenses	5.4	4.4	6.9	4.5
Depreciation and amortization	5.2	4.3	5.5	4.1
Total operating costs and expenses	92.7%	92.2%	94.4%	91.4%
Operating income	7.3	7.8	5.6	8.6
Interest, net	0.9	0.6	1.0	0.6
Other (income) expense, net	—	7.5	0.2	3.7
Earnings (loss) before income taxes	6.4	(0.3)	4.3	4.4
Income tax expense (benefit)	0.5	(1.5)	0.1	(0.3)
Earnings from continuing operations	5.8%	1.2%	4.2%	4.7%
Quarter Ended November 29, 2020 Compared to Quarter Ended November 24, 2019

•Food and beverage costs increased as a percent of sales primarily due to a 1.7% impact from unfavorable menu mix and inflation, partially offset by a 1.4% impact from pricing and cost savings initiatives.
•Restaurant labor costs decreased as a percent of sales primarily due to a 2.1% impact from productivity improvement driven by operational simplification and a 0.7% impact from pricing leverage, partially offset by a 1.0% impact from sales deleverage and a 0.4% impact from inflation.
•Restaurant expenses increased as a percent of sales primarily due to a 3.9% impact from sales deleverage, partially offset by a 1.0% impact from lower repairs and maintenance expenses, a 0.8% impact from pricing and cost savings initiatives and a 0.4% impact from lower utility costs.
•Marketing expenses decreased as a percent of sales primarily due to a 2.9% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 0.8% impact from sales deleverage.
•General and administrative expenses increased as a percent of sales primarily due to sales deleverage, with the mark to market impact of our deferred compensation plans being offset by reduced expenses from our corporate restructuring actions during the first quarter of fiscal 2021.
•Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.

Six Months Ended November 29, 2020 Compared to Quarter Ended November 24, 2019

•Food and beverage costs increased as a percent of sales primarily due to a 0.9% impact from unfavorable menu mix and inflation, partially offset by a 0.6% impact from pricing and cost savings initiatives.
•Restaurant labor costs decreased as a percent of sales primarily due to a 2.7% impact from productivity improvement driven by operational simplification and a 0.8% impact from pricing leverage, partially offset by a 2.2% impact from sales deleverage and a 0.5% impact from inflation.
•Restaurant expenses increased as a percent of sales primarily due to a 4.9% impact from sales deleverage, partially offset by a 1.3% impact from lower repairs and maintenance expenses, a 1.1% impact from pricing and cost savings initiatives, a 0.6% impact from lower utility costs and a 0.3% impact from business interruption insurance proceeds.
•Marketing expenses decreased as a percent of sales primarily due to a 2.7% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 1.0% impact from sales deleverage.

•General and administrative expenses increased as a percent of sales primarily due to a 1.5% impact from costs associated with our corporate restructuring in the first quarter of fiscal 2021 and a 1.4% impact from sales deleverage, partially offset by a 0.5% impact from cost savings initiatives.
•Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the second quarter of fiscal 2021 primarily due to sales deleverage. Net interest expense increased as a percent of sales for the first six months of fiscal 2021 primarily due to interest incurred on our $270.0 million term loan and sales deleverage.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $0.4 million for the second quarter and $7.9 million for the first six months of fiscal 2021 primarily due to a postretirement benefit plan valuation adjustment resulting from our corporate restructuring in the first quarter of fiscal 2021.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 29, 2020 was 8.3 percent, reflecting income tax expense of $8.8 million compared to an effective income tax rate for the quarter ended November 24, 2019 of (509.7) percent, reflecting an income tax benefit of $31.6 million. The effective income tax rate for continuing operations for the six months ended November 29, 2020 was 2.9 percent, reflecting income tax expense of $4.0 million compared to an effective income tax rate of (7.1) percent for the six months ended November 24, 2019, reflecting an income tax benefit of $13.0 million. The change was driven primarily by lower net earnings from continuing operations in the quarter ended November 24, 2019, compared to the quarter ended November 29, 2020 due primarily to a pension settlement charge recorded during the second quarter of fiscal 2019 and the impact of certain tax credits on our lower earnings before income taxes.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2021 were $0.9 million ($0.01 per diluted share) and $2.1 million ($0.01 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2020 of $0.7 million ($0.01 per diluted share) and 1.9 million ($0.02 per diluted share).
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

	Three Months Ended			Six Months Ended
Segment	November 29, 2020	November 24, 2019	Change	November 29, 2020	November 24, 2019	Change
Olive Garden	21.1%	18.6%	250 BPS	21.6%	19.8%	180	BPS
LongHorn Steakhouse	16.3%	16.1%	20 BPS	15.7%	16.3%	(60)	BPS
Fine Dining	18.8%	19.6%	(80) BPS	15.8%	17.4%	(160)	BPS
Other Business	12.6%	11.1%	150 BPS	12.7%	12.6%	10	BPS
The increase in Olive Garden’s segment profit margin for the second quarter and first six months of fiscal 2021 was driven primarily by decreased restaurant labor costs and decreased television and digital media related marketing expense, partially offset by negative same restaurant sales resulting from the economic impact of COVID-19. The increase in LongHorn Steakhouse’s segment profit margin for the second quarter of fiscal 2021 was driven primarily by a decrease in television and digital media related marketing expense, partially offset by negative same restaurant sales resulting from the economic impact of COVID-19. The decrease in LongHorn Steakhouse’s segment profit margin for the first six months of fiscal 2021 was driven primarily by negative same-restaurant sales resulting from the economic impact of COVID-19, partially offset by decreased marketing costs. The decrease in Fine Dining’s segment profit margins for the second quarter and first six months of fiscal 2021 was driven primarily by negative same-restaurant sales resulting from the economic impact of COVID-19, partially offset by decreased marketing costs. The increase in Other Business’ segment profit margin for the second quarter and first six months of fiscal 2021 was driven primarily by decreased marketing and restaurant labor costs, partially offset by negative same restaurant sales resulting from the economic impact of COVID-19.

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

LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, in March 2020, all of our restaurants began operating at reduced capacities due to the COVID-19 outbreak and initially were not able to generate sufficient cash from operations to cover all of our projected expenditures while operating at those reduced capacities. Accordingly, we took significant steps to adapt our business, which allowed us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. As state and local governments allowed us to open dining rooms at limited capacities our cash flows have improved, and during fiscal 2021 we have generated positive operating cash flows and fully repaid our $270.0 million 364-day term loan prior to maturity. Additionally, our Board of Directors has declared a cash dividend of $0.37 per share to be paid February 1, 2021 to all shareholders of record as of the close of business on January 8, 2021.
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:
•Moody’s Investors Service “Baa3”;
•Standard & Poor’s “BBB-”; and
•Fitch “BBB-”.
Our commercial paper has ratings of:
•Moody’s Investors Service “P-3”;
•Standard & Poor’s “A-3”; and
•Fitch “F-3”.
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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 29, 2020, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of November 29, 2020, we had no outstanding balances under the Revolving Credit Agreement.
As of November 29, 2020, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 29, 2020, no such adjustments are made to this rate.

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
Net cash flows provided by operating activities of continuing operations decreased to $428.6 million for the first six months of fiscal 2021, from $443.1 million for the first six months of fiscal 2020. Net cash flows provided by operating activities include net earnings from continuing operations of $134.2 million and $197.2 million in the first six months of fiscal 2021 and 2020, respectively. The decrease in net earnings is primarily driven by the impact of COVID-19.
Net cash flows used in investing activities of continuing operations were $109.7 million for the first six months of fiscal 2021, compared to $309.7 million for the first six months of fiscal 2020. Capital expenditures decreased to $108.2 million for the first six months of fiscal 2021 from $256.5 million for the first six months of fiscal 2020 reflecting a decrease in new restaurant construction and remodel activity during fiscal 2021. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $37.0 million in the acquisition of Cheddar's Scratch Kitchen restaurants from existing franchisees.
Net cash flows used in financing activities of continuing operations were $308.4 million for the first six months of fiscal 2021, compared to $433.8 million for the first six months of fiscal 2020. Net cash flows used in financing activities for the first six months of fiscal 2021 included repayment of a 364-day term loan of $270.0 million prior to maturity as well as dividends paid of $39.1 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first six months of fiscal 2020 reflected dividends paid of $215.7 million and share repurchases of $230.9 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.30 and $1.76 per share for the first six months of fiscal 2021 and 2020, respectively.
On September 18, 2019, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter and six months ended November 29, 2020, we repurchased 0.0 million and 0.1 million shares of our common stock, respectively, compared to 1.2 million and 2.0 million shares of our common stock, respectively, during the quarter and six months ended November 24, 2019. All shares repurchased during the quarter and six months ended November 29, 2020 were solely shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, or shares reacquired pursuant to tax withholding on option exercises.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At November 29, 2020, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.32 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.11 billion as of November 29, 2020, compared to $1.10 billion as of May 31, 2020. The increase was primarily due to an increase in cash and cash equivalents.
Our current liabilities totaled $1.55 billion as of November 29, 2020, compared to $1.79 billion as of May 31, 2020. The decrease was primarily driven by repayment of short-term debt, partially offset by an increase in other current liabilities.
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
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2021, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2020 and in our Forms 10-Q (including this report), which are summarized as follows:
•The impacts of the novel coronavirus (COVID-19) pandemic on our business, including the response of governments and of our company to the pandemic and the effectiveness, acceptance, availability, timing and distribution of approved vaccines;
•Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases;
•Insufficient guest or employee facing technology, or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach;
•Food safety and food-borne illness concerns throughout the supply chain;
•The inability to hire, train, reward and retain restaurant team members;
•A failure to recruit, develop and retain effective leaders or the loss or shortage of key personnel;
•Insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability;
•Litigation, including allegations of illegal, unfair or inconsistent employment practices;
•Unfavorable publicity, or a failure to respond effectively to adverse publicity;
•An inability or failure to recognize, respond to and effectively manage the accelerated impact of social media;
•The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;
•Labor and insurance costs;
•Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;
•Intense competition, or an insufficient focus on competition and the consumer landscape;
•Changes in consumer preferences that may adversely affect demand for food at our restaurants;
•Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands and developing or acquiring new dining brands;
•A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;
•Higher-than-anticipated costs to open, close, relocate or remodel restaurants;
•A failure to identify and execute innovative marketing and guest relationship tactics and ineffective or improper use of other marketing initiatives and increased advertising and marketing costs;
•A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;

•The impact of shortages or interruptions in the delivery of food and other products from third-party vendors and suppliers;
•Adverse weather conditions and natural disasters;
•Volatility in the market value of derivatives we may use to hedge commodity and broader market prices;
•Volatility in the United States equity markets that may affect our ability to efficiently hedge exposures to our market risk related to equity-based compensation awards;
•Economic and business factors specific to the restaurant industry and other general macroeconomic factors including energy prices and interest rates that are largely out of our control;
•Disruptions in the financial markets that may impact consumer spending patterns, affect the availability and cost of credit;
•Risks associated with doing business with franchisees and licensees;
•Risks associated with doing business with business partners and vendors in foreign markets;
•Failure to protect our service marks or other intellectual property;
•Impairment of the carrying value of our goodwill or other intangible assets;
•Changes in tax laws or treaties and unanticipated tax liabilities; and
•A failure of our internal controls over financial reporting and future changes in accounting standards.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 29, 2020, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $31.8 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $77.5 million. The fair value of our long-term fixed-rate debt outstanding as of November 29, 2020, averaged $974.3 million, with a high of $1.04 billion and a low of $917.27 million during the first six months of fiscal 2021. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 29, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 29, 2020.
During the fiscal quarter ended November 29, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
The Company is providing this updated risk factor to supplement the risk factors contained in Item 1A our Annual Report on Form 10-K for the year ended May 31, 2020.
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The COVID-19 pandemic, including related federal, state and local government responses, changing consumer behavior as a result of the COVID-19 pandemic and our Company’s responses thereto, has disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged or mandated to practice social distancing and limit or avoid gathering in groups, especially indoors. From time to time, in certain localities, individuals have been or may be placed on complete restriction from non-essential movements outside of their homes. Many consumers have modified their behavior accordingly, and some consumers have chosen and may continue to choose to reduce or avoid in-person dining or limit the size of their dining parties in response to the COVID-19 pandemic. Individuals and businesses have also reduced their travel, and as a result, have reduced related dining occasions, which also has impacted and may continue to impact our business, especially in locations which traditionally have relied on tourism and business dining to drive traffic.
In response to the COVID-19 pandemic and these changing conditions, we have taken many steps to modify our operations and respond to these challenges. Over the course of the COVID-19 pandemic, we closed the dining rooms in all of our restaurants for some portion of the 2020 calendar year and operated in a To Go or To Go plus delivery format only. We reopened most of our dining rooms by July 2020, but we have continued to close and reopen dining rooms in various locations as circumstances and public health mandates warrant, and we expect to continue to do so. As of the date of this report, 84.0 percent of our dining rooms were open in at least a limited capacity. Our dining rooms that are permitted to open continue to operate with at least some capacity reduction implemented as a result of state or local government regulations and/or our adoption of public health recommendations. We have also closed certain restaurants, modified work hours for our restaurant team members and implemented cost savings measures throughout our operations. As the COVID-19 case rates continue to rise in certain areas of the country, there could be additional federal, state or local responses that restrict in-person dining and/or movement of guests or otherwise impact our business. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the outbreak will last or what other government responses may impact us.
The business interruptions caused by COVID-19 during the fourth quarter of fiscal 2020 led us to take actions to reinforce our liquidity position, including entering into a term loan, which we have since repaid, and raising $505.1 million in a public equity offering in April 2020. Our liquidity position has strengthened as a result of those actions and as we have reopened many of our dining rooms, but if the pandemic were to accelerate or if restrictions on our operations were to become more severe or last longer than we expect, we may need to seek other sources of liquidity. There can be no guarantee that additional liquidity will be readily available or available on favorable terms.
In December 2020, the United States began distributing two vaccines that, in addition to other vaccines under development, are expected to help to reduce the spread of the coronavirus that causes COVID-19 once they are widely distributed. If the vaccines prove less effective than currently understood by the scientific community and the United States Food and Drug Administration, or if there are problems with the acceptance, availability, timing or other difficulties with widely distributing the vaccines, the pandemic may last longer than we currently expect and could continue to impact our business for longer than we expect.
Our restaurant operations could be further disrupted if large numbers of our employees are diagnosed with or exposed to COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government or public health restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.
Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government or public health restrictions in connection with

COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations, sales and financial condition could be adversely impacted by such supply interruptions. We provide personal protective equipment (PPE) to our team members and have added additional supplies of sanitization products to our restaurants for team member and guest use. A shortage of supply of PPE or sanitization products could adversely impact our restaurant operations.
Additional government regulations, public health guidance or legislation as a result of COVID-19, in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our restaurant team members, could also have an adverse effect on our business. We cannot predict the types of additional government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak. We have implemented permanent paid sick leave, emergency pay policies and taken other compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruptions resulting from COVID-19. Those team members might seek and find other employment during those interruptions, which could materially adversely affect our ability to properly staff and fully reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 29, 2020.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 31, 2020 through October 4, 2020	1,615	$92.94	1,615	$283.8
October 5, 2020 through November 1, 2020	58	$97.17	58	$283.8
November 2, 2020 through November 29, 2020	10	$91.92	10	$283.8
Total	1,683	$93.08	1,683	$283.8

(1)All of the shares purchased during the quarter ended November 29, 2020 were purchased as part of our repurchase program. On September 18, 2019, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on September 19, 2019, does not have an expiration and replaced the previously existing share repurchase authorization.
(2)The number of shares purchased includes shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, and shares reacquired pursuant to tax withholding on option exercises. These shares are included as part of our repurchase program and deplete the repurchase authority granted by our Board. The number of shares repurchased excludes shares we reacquired pursuant to forfeiture of restricted stock.
(3)Repurchases are subject to prevailing market prices, may be made in open market or private transactions and may occur or be discontinued at any time. There can be no assurance that we will repurchase any shares.

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

DARDEN RESTAURANTS, INC.

Dated:	January 6, 2021	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)