Form 10-Q
period 2021-02-28
DARDEN RESTAURANTS INC
filed 2021-04-06
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2021: 130,842,674.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Sales	$1,733.0	$2,346.5	$4,916.9	$6,536.8
Costs and expenses:
Food and beverage	499.4	658.0	1,409.0	1,844.3
Restaurant labor	559.4	753.8	1,595.6	2,149.9
Restaurant expenses	336.8	396.7	958.2	1,144.7
Marketing expenses	19.2	71.6	66.8	206.6
General and administrative expenses	78.9	100.3	298.8	289.6
Depreciation and amortization	88.2	87.7	261.8	261.5
Impairments and disposal of assets, net	3.1	0.1	1.4	0.2
Total operating costs and expenses	$1,585.0	$2,068.2	$4,591.6	$5,896.8
Operating income	148.0	278.3	325.3	640.0
Interest, net	15.2	13.2	46.4	37.4
Other (income) expense, net	0.5	—	8.4	153.3
Earnings before income taxes	132.3	265.1	270.5	449.3
Income tax expense	3.1	31.8	7.1	18.8
Earnings from continuing operations	$129.2	$233.3	$263.4	$430.5
Losses from discontinued operations, net of tax benefit of $0.8, $0.7, $2.4 and $1.6, respectively	(0.5)	(1.0)	(2.6)	(2.9)
Net earnings	$128.7	$232.3	$260.8	$427.6
Basic net earnings per share:
Earnings from continuing operations	$0.99	$1.92	$2.02	$3.53
Losses from discontinued operations	—	—	(0.02)	(0.03)
Net earnings	$0.99	$1.92	$2.00	$3.50
Diluted net earnings per share:
Earnings from continuing operations	$0.98	$1.90	$2.00	$3.48
Losses from discontinued operations	—	(0.01)	(0.02)	(0.02)
Net earnings	$0.98	$1.89	$1.98	$3.46
Average number of common shares outstanding:
Basic	130.5	121.3	130.3	122.1
Diluted	132.0	122.8	131.5	123.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Net earnings	$128.7	$232.3	$260.8	$427.6
Other comprehensive income:
Foreign currency adjustment	0.2	—	0.4	5.5
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.2, $0.0, $0.5 and $(0.1), respectively	7.1	0.7	16.6	(4.9)
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1, $(0.1), $0.4 and $32.3, respectively, related to pension and other post-employment benefits	0.5	(0.6)	1.3	97.2
Other comprehensive income	$7.8	$0.1	$18.3	$97.8
Total comprehensive income	$136.5	$232.4	$279.1	$525.4
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 28, 2021	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$993.9	$763.3
Receivables, net	44.0	49.8
Inventories	188.2	206.9
Prepaid income taxes	15.6	18.4
Prepaid expenses and other current assets	58.7	63.0
Total current assets	$1,300.4	$1,101.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,785.1 and $2,640.9, respectively	2,813.4	2,756.9
Operating lease right-of-use assets	3,842.8	3,969.2
Goodwill	1,037.4	1,037.4
Trademarks	806.3	805.9
Other assets	295.8	275.3
Total assets	$10,096.1	$9,946.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238.8	$249.4
Short-term debt	—	270.0
Accrued payroll	162.2	150.0
Accrued income taxes	6.4	6.2
Other accrued taxes	47.1	43.4
Unearned revenues	493.8	467.9
Other current liabilities	698.2	605.9
Total current liabilities	$1,646.5	$1,792.8
Long-term debt	929.7	928.8
Deferred income taxes	40.4	56.1
Operating lease liabilities - non-current	4,156.3	4,276.3
Other liabilities	747.7	560.9
Total liabilities	$7,520.6	$7,614.9
Stockholders’ equity:
Common stock and surplus	$2,271.8	$2,205.3
Retained earnings	303.0	143.5
Accumulated other comprehensive income (loss)	0.7	(17.6)
Total stockholders’ equity	$2,575.5	$2,331.2
Total liabilities and stockholders’ equity	$10,096.1	$9,946.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three And Nine Months Ended February 28, 2021 and February 23, 2020
(In millions)
(Unaudited)

	Common Stock And Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance at November 29, 2020	$2,239.0	$223.2	$(7.1)	$—	$2,455.1
Net earnings	—	128.7	—	—	128.7
Other comprehensive income			7.8		7.8
Dividends declared ($0.37 per share)	—	(48.6)	—	—	(48.6)
Stock option exercises (0.4 shares)	21.5	—	—	—	21.5
Stock-based compensation	9.2	—	—	—	9.2
Repurchases of common stock (0.0 shares)	—	(0.4)	—	—	(0.4)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.3	—	—	—	2.3
Other	(0.2)	0.1	—	—	(0.1)
Balance at February 28, 2021	$2,271.8	$303.0	$0.7	$—	$2,575.5

Balance at May 31, 2020	$2,205.3	$143.5	$(17.6)	$—	$2,331.2
Net earnings	—	260.8	—	—	260.8
Other comprehensive income			18.3		18.3
Dividends declared ($0.67 per share)		(88.1)	—	—	(88.1)
Stock option exercises (0.5 shares)	27.1	—	—	—	27.1
Stock-based compensation	32.2	—	—	—	32.2
Repurchases of common stock (0.1 shares)	(1.5)	(5.7)	—	—	(7.2)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	7.1	—	—		7.1
Other	1.6	(7.5)	—	—	(5.9)
Balance at February 28, 2021	$2,271.8	$303.0	$0.7	$—	$2,575.5

Balance at November 24, 2019	$1,690.0	$584.5	$(0.5)	$(0.3)	$2,273.7
Net earnings	—	232.3	—	—	232.3
Other comprehensive income	—	—	0.1	—	0.1
Dividends declared ($0.88 per share)	—	(107.4)	—	—	(107.4)
Stock option exercises (0.1 shares)	0.7	—	—	—	0.7
Stock-based compensation	8.7	—	—	—	8.7
Repurchases of common stock (0.6 shares)	(8.6)	(60.8)	—	—	(69.4)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.0 shares)	2.2	—	—	—	2.2
Other	—	—	—	0.3	0.3
Balance at February 23, 2020	$1,693.0	$648.6	$(0.4)	$—	$2,341.2

Balance at May 26, 2019	$1,685.0	$806.6	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	427.6	—	—	427.6
Other comprehensive income	—	—	97.8	—	97.8
Dividends declared ($2.64 per share)	—	(324.9)	—	—	(324.9)
Stock option exercises (0.3 shares)	11.5	—	—	—	11.5
Stock-based compensation	24.3	—	—	—	24.3
Repurchases of common stock (2.6 shares)	(35.8)	(264.5)	—	—	(300.3)
Issuance of stock under Employee Stock Purchase Plan and other plans (0.1 shares)	6.2	—	—	—	6.2
Other	1.8	3.8	—	0.8	6.4
Balance at February 23, 2020	$1,693.0	$648.6	$(0.4)	$—	$2,341.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 28, 2021	February 23, 2020
Cash flows—operating activities
Net earnings	$260.8	$427.6
Losses from discontinued operations, net of tax	2.6	2.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	261.8	261.5
Impairments and disposal of assets, net	1.4	0.2
Stock-based compensation expense	60.0	42.6
Change in current assets and liabilities	128.2	50.2
Contributions to pension and postretirement plans	(1.3)	(14.0)
Deferred income taxes	(12.3)	(1.9)
Change in other assets and liabilities	71.2	14.7
Pension settlement charge	—	147.1
Other, net	(26.4)	(8.5)
Net cash provided by operating activities of continuing operations	$746.0	$922.4
Cash flows—investing activities
Purchases of land, buildings and equipment	(177.3)	(374.5)
Proceeds from disposal of land, buildings and equipment	5.4	4.3
Cash used in business acquisitions, net of cash acquired	—	(50.1)
Purchases of capitalized software and other assets	(10.6)	(16.9)
Other, net	1.1	(10.2)
Net cash used in investing activities of continuing operations	$(181.4)	$(447.4)
Cash flows—financing activities
Proceeds from issuance of common stock	34.2	17.7
Dividends paid	(87.3)	(322.3)
Repurchases of common stock	(7.2)	(300.3)
Repayments of short-term debt	(270.0)	—
Principal payments on finance leases	(5.0)	(3.8)
Other, net	(0.2)	0.6
Net cash used in financing activities of continuing operations	$(335.5)	$(608.1)
Cash flows—discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	1.5	(2.5)
Net cash provided by (used in) discontinued operations	$1.5	$(2.5)

Increase (decrease) in cash and cash equivalents	230.6	(135.6)
Cash and cash equivalents - beginning of period	763.3	457.3
Cash and cash equivalents - end of period	$993.9	$321.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 28, 2021	February 23, 2020
Cash flows from changes in current assets and liabilities
Receivables, net	5.8	12.8
Inventories	18.7	(22.1)
Prepaid expenses and other current assets	3.9	(2.1)
Accounts payable	(17.5)	20.7
Accrued payroll	12.2	(20.1)
Prepaid/accrued income taxes	3.0	15.7
Other accrued taxes	3.6	(2.1)
Unearned revenues	25.8	47.1
Other current liabilities	72.7	0.3
Change in current assets and liabilities	$128.2	$50.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, and Eddie V’s Prime Seafood®. As of February 28, 2021, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 3 joint venture restaurants managed by us and 31 franchised restaurants. We also have 24 franchised restaurants in operation located in Latin America.
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
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions where we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that reduced dining room capacity or mandated the closure of dining rooms. However, starting in January 2021, many jurisdictions began lifting these restrictions and by the end of February, most of our dining jurisdictions allowed at least some indoor dining. As of the date of this filing, nearly all of our restaurants were able to open their dining rooms to some extent. With approved vaccines being distributed, we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased. However, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
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

Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	February 28, 2021	May 31, 2020
Unearned revenues
Deferred gift card revenue	$522.6	$494.6
Deferred gift card discounts	(29.2)	(28.2)
Other	0.4	1.5
Total	$493.8	$467.9

Other liabilities
Deferred franchise fees - non-current	$2.2	$2.8
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Beginning balance	$469.3	$412.4	$494.6	$453.6
Activations	230.2	362.7	400.6	606.5
Redemptions and breakage	(176.9)	(269.7)	(372.6)	(554.7)
Ending balance	$522.6	$505.4	$522.6	$505.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	February 28, 2021	May 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,842.8	$3,969.2
Finance lease right-of-use assets	Land, buildings and equipment, net	346.8	235.2
Total lease assets, net		$4,189.6	$4,204.4

Operating lease liabilities - current	Other current liabilities	$173.1	$160.6
Finance lease liabilities - current	Other current liabilities	5.7	5.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,156.3	4,276.3
Finance lease liabilities - non-current	Other liabilities	490.1	368.4
Total lease liabilities		$4,825.2	$4,811.0
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020
Interest, net of amounts capitalized	$45.7	$40.2
Income taxes, net of refunds	12.4	1.1

Non-cash investing and financing activities are as follows:	Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020
Increase in land, buildings and equipment through accrued purchases	$29.8	$44.7
Right-of-use assets obtained in exchange for new operating lease liabilities	30.1	164.5
Right-of-use assets obtained in exchange for new finance lease liabilities	128.1	166.2
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended February 28, 2021 was 2.3 percent, compared to an effective income tax rate for the quarter ended February 23, 2020 of 12.0 percent. The effective income tax rate for continuing operations for the nine months ended February 28, 2021 was 2.6 percent, compared to an effective income tax rate of 4.2 percent for the nine months ended February 23, 2020. The change was driven by lower net earnings from continuing operations in the quarter ended February 28, 2021 compared to the quarter ended February 23, 2020 and the impact of certain tax credits on our lower earnings before income taxes, in addition to tax benefits related to stock option exercises and hedge mark to market impacts related to deferred compensation.
Included in our remaining balance of unrecognized tax benefits is $6.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Anti-dilutive stock-based compensation awards	0.3	0.7	0.7	0.6

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 28, 2021
Sales	$872.0	$454.3	$104.4	$302.3	$—	$1,733.0
Restaurant and marketing expenses	669.7	372.2	88.0	270.5	14.4	1,414.8
Segment profit	$202.3	$82.1	$16.4	$31.8	$(14.4)	$318.2

Depreciation and amortization	$35.7	$16.3	$7.8	$24.6	$3.8	$88.2
Impairments and disposal of assets, net	—	—	—	3.3	(0.2)	3.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 28, 2021
Sales	$2,489.7	$1,238.4	$295.6	$893.2	$—	$4,916.9
Restaurant and marketing expenses	1,938.5	1,033.0	249.0	786.4	22.7	4,029.6
Segment profit	$551.2	$205.4	$46.6	$106.8	$(22.7)	$887.3

Depreciation and amortization	$106.0	$49.7	$23.3	$72.7	$10.1	$261.8
Impairments and disposal of assets, net	—	—	—	3.3	(1.9)	1.4
Purchases of land, buildings and equipment	69.8	27.3	33.1	45.0	2.1	177.3

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 23, 2020
Sales	$1,169.3	$510.7	$188.4	$478.1	$—	$2,346.5
Restaurant and marketing expenses	922.6	406.1	141.7	408.6	1.1	1,880.1
Segment profit	$246.7	$104.6	$46.7	$69.5	$(1.1)	$466.4

Depreciation and amortization	$35.3	$17.1	$8.0	$24.7	$2.6	$87.7
Impairments and disposal of assets, net	0.6	0.5	—	—	(1.0)	0.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 23, 2020
Sales	$3,283.0	$1,408.2	$479.4	$1,366.2	$—	$6,536.8
Restaurant and marketing expenses	2,617.1	1,157.2	381.9	1,184.6	4.7	5,345.5
Segment profit	$665.9	$251.0	$97.5	$181.6	$(4.7)	$1,191.3

Depreciation and amortization	$107.4	$50.9	$23.9	$73.2	$6.1	$261.5
Impairments and disposal of assets, net	2.4	1.7	—	—	(3.9)	0.2
Purchases of land, buildings and equipment	164.1	61.8	50.5	93.4	4.7	374.5

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Segment profit	$318.2	$466.4	$887.3	$1,191.3
Less general and administrative expenses	(78.9)	(100.3)	(298.8)	(289.6)
Less depreciation and amortization	(88.2)	(87.7)	(261.8)	(261.5)
Less impairments and disposal of assets, net	(3.1)	(0.1)	(1.4)	(0.2)
Less interest, net	(15.2)	(13.2)	(46.4)	(37.4)
Less other (income) expense, net	(0.5)	—	(8.4)	(153.3)
Earnings before income taxes	$132.3	$265.1	$270.5	$449.3

Note 7.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 28, 2021 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 29, 2020	$4.7	$0.9	$(12.7)	$(7.1)
Gain (loss)	0.2	8.2	—	8.4
Reclassification realized in net earnings	—	(1.1)	0.5	(0.6)
Balance at February 28, 2021	$4.9	$8.0	$(12.2)	$0.7

Balance at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.4	17.2	—	17.6
Reclassification realized in net earnings	—	(0.6)	1.3	0.7
Balance at February 28, 2021	$4.9	$8.0	$(12.2)	$0.7

The components of accumulated other comprehensive income (loss), net of tax, for the quarter and nine months ended February 23, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 24, 2019	$4.5	$3.4	$(8.4)	$(0.5)
Gain (loss)	—	0.2	—	0.2
Reclassification realized in net earnings	—	0.5	(0.6)	(0.1)
Balance at February 23, 2020	$4.5	$4.1	$(9.0)	$(0.4)

Balance at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(4.9)	(12.7)	(12.1)
Reclassification realized in net earnings	—	—	109.9	109.9
Balance at February 23, 2020	$4.5	$4.1	$(9.0)	$(0.4)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Derivatives
Commodity contracts	(1)	$(0.2)	$(0.5)	$(1.1)	$(1.1)
Equity contracts	(2)	1.3	—	1.6	1.0
Interest rate contracts	(3)	—	—	(0.1)	(0.1)
Total before tax		$1.1	(0.5)	$0.4	$(0.2)
Tax (expense) benefit		—	—	0.2	0.2
Net of tax		$1.1	$(0.5)	$0.6	$—

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$—	$(0.1)	$(0.1)	$(148.9)
Recognized net actuarial gain (loss) - other plans	(5)	(0.6)	0.8	(1.6)	2.4
Total before tax		$(0.6)	$0.7	$(1.7)	$(146.5)
Tax (expense) benefit		0.1	(0.1)	0.4	36.6
Net of tax		$(0.5)	$0.6	$(1.3)	$(109.9)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 9 for additional details.
(2)Included in general and administrative expenses. See Note 9 for additional details.
(3)Included in interest, net on our consolidated statements of earnings.
(4)Included in the computation of net periodic benefit costs - pension and postretirement plans, which, for fiscal 2021, is a component of general and administrative expenses and other (income) expense, net, and for fiscal 2020, is a component of restaurant labor expenses, general and administrative expenses and other (income) expense, net.
(5)Included in the computation of net periodic benefit costs - other plans, which, for fiscal 2021, is a component of restaurant labor, general and administrative expenses and other (income) expense, net, and for fiscal 2020, is a component of general and administrative expenses.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Nine Months Ended
	February 28, 2021	February 23, 2020
Weighted-average fair value	$20.07	$19.94
Dividend yield	3.0%	3.0%
Expected volatility of stock	37.3%	22.5%
Risk-free interest rate	0.4%	1.9%
Expected option life (in years)	6.4	6.3
Weighted-average exercise price per share	$78.84	$124.24

The weighted-average grant date fair value of performance-based restricted stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Nine Months Ended
	February 28, 2021	February 23, 2020
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	50.5%	23.1%
Risk-free interest rate	0.1%	1.8%
Expected life (in years)	2.8	2.9
Weighted-average grant date fair value per unit	$83.46	$124.41
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 28, 2021.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.62	0.28	0.55	1.03
Awards granted	0.28	0.10	0.14	0.28
Awards exercised/vested	(0.53)	(0.08)	(0.19)	(0.44)
Awards forfeited	(0.01)	(0.01)	—	(0.05)
Outstanding end of period	2.36	0.29	0.50	0.82

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Stock options	$2.2	$1.7	$6.7	$4.5
Restricted stock/restricted stock units	2.1	2.2	7.9	5.7
Equity-settled performance stock units	4.0	4.0	14.7	11.7
Cash-settled Darden stock units	9.4	5.9	27.8	18.3
Employee stock purchase plan	0.6	0.4	1.8	1.3
Director compensation program/other	0.3	0.4	1.1	1.1
Total stock-based compensation expense	$18.6	$14.6	$60.0	$42.6

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
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at February 28, 2021, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through May 2021.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2025. The contracts are initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts have net cash settlement terms and net settle every three months. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.

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
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 28, 2021			February 28, 2021	May 31, 2020	February 28, 2021	May 31, 2020
Equity forwards:
Designated	0.3	$105.22	$27.3	$2.2	$1.8	$—	$—
Not designated	0.4	$98.02	$42.4	3.6	4.4	—	—
Total equity forwards				$5.8	$6.2	$—	$—
Commodity contracts:
Designated	N/A	N/A	$4.7	$0.5	$0.3	$—	$1.8
Not designated	N/A	N/A	$0.2	—	—	—	0.3
Total commodity contracts				$0.5	$0.3	$—	$2.1
Total derivative contracts				$6.3	$6.5	$—	$2.1

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

    The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Equity (1)	$8.0	$0.8	$1.3	$—
Commodity (2)	0.3	(0.8)	(0.2)	(0.5)
Interest rate (3)	—	—	—	—
Total	$8.3	$—	$1.1	$(0.5)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Nine Months Ended		Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Equity (1)	$16.7	$(3.5)	$1.6	$1.0
Commodity (2)	0.7	(1.8)	(1.1)	(1.1)
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$17.4	$(5.3)	$0.4	$(0.2)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Food and beverage costs and restaurant expenses	$—	$—	$0.1	$0.3
General and administrative expenses	13.6	2.4	28.7	1.8
Total	$13.6	$2.4	$28.8	$2.1
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 28, 2021, we expect to reclassify $1.2 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 28, 2021 and May 31, 2020.

Items Measured at Fair Value at February 28, 2021
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.5	$—	$0.5	$—
Equity forwards	(2)	5.8	—	5.8	—
Total		$6.3	$—	$6.3	$—

Items Measured at Fair Value at May 31, 2020
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.8)	$—	$(1.8)	$—
Equity forwards	(2)	6.2	—	6.2	—
Total		$4.4	$—	$4.4	$—

(1)The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
(2)The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
The carrying value and fair value of long-term debt as of February 28, 2021, was $929.7 million and $1.02 billion, respectively. The carrying value and fair value of long-term debt as of May 31, 2020, was $928.8 million and $1.20 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of February 28, 2021, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material. As of May 31, 2020, operating lease right-of-use assets with a carrying amount of $24.2 million, primarily related to seven restaurants, were determined to have a fair value of $17.6 million resulting in an impairment of $6.6 million.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of February 28, 2021, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 31, 2020, long-lived assets held and used with a carrying amount of $35.1 million, primarily related to thirteen underperforming restaurants as well as two restaurants damaged by natural disasters, were determined to have a fair value of $0.2 million resulting in an impairment of $34.9 million. Also as of May 31, 2020, goodwill and trademarks for our Cheddar’s Scratch Kitchen brand with carrying values of $334.3 million and $375.1 million, respectively, were determined to have fair values of $165.1 million and $230.1 million, respectively, resulting in a total impairment of $314.2 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 28, 2021 and May 31, 2020, we had $70.5 million and $65.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 28, 2021 and May 31, 2020, we had $28.7 million and $44.0 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of February 28, 2021 and May 31, 2020, we had $128.6 million and $151.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 28, 2021 and May 31, 2020, amounted to $105.1 million and $122.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2021 through fiscal 2034. The likelihood of the third parties defaulting on the assignment agreements was deemed to be remote. In conjunction with the adoption of ASU 2016-13 in the first quarter of fiscal 2021, the liability recorded for our expected credit losses under these leases as of February 28, 2021 was $10.0 million. See Note 1.
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
Note 12. Corporate Restructuring
During the first quarter of fiscal 2021, as a result of the impact of the COVID-19 pandemic on our business operations, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions. In accordance with these actions, we incurred employee termination benefits costs and other costs of $47.8 million, including cash and non-cash components of $38.1 million and $9.7 million, respectively. These costs are reflected in general and administrative expenses and other (income) expense, net in our consolidated statements of earnings for the nine months ended February 28, 2021.
The following table summarizes the accrued employee termination benefits and other costs which are included in other current liabilities and other liabilities on our consolidated balance sheet as of February 28, 2021. We expect the remaining

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liability to be paid by the second quarter of fiscal 2022.

(in millions)	Initial Liability	Payments	Balance at February 28, 2021
Accrued liability (1)	$38.1	$(16.3)	$21.8
(1)Excludes costs associated with equity awards that will be settled in shares upon vesting and postretirement benefit plan valuation adjustment.
Note 13. Subsequent Events
On March 23, 2021, the Board of Directors declared a cash dividend of $0.88 per share to be paid May 3, 2021 to all shareholders of record as of the close of business on April 9, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 28, 2021 and February 23, 2020.

	Three Months Ended			Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	% Chg	February 28, 2021	February 23, 2020	% Chg
Sales	$1,733.0	$2,346.5	(26.1)%	$4,916.9	$6,536.8	(24.8)%
Costs and expenses:
Food and beverage	499.4	658.0	(24.1)	1,409.0	1,844.3	(23.6)
Restaurant labor	559.4	753.8	(25.8)	1,595.6	2,149.9	(25.8)
Restaurant expenses	336.8	396.7	(15.1)	958.2	1,144.7	(16.3)
Marketing expenses	19.2	71.6	(73.2)	66.8	206.6	(67.7)
General and administrative expenses	78.9	100.3	(21.3)	298.8	289.6	3.2
Depreciation and amortization	88.2	87.7	0.6	261.8	261.5	0.1
Impairments and disposal of assets, net	3.1	0.1	NM	1.4	0.2	NM
Total costs and expenses	$1,585.0	$2,068.2	(23.4)	$4,591.6	$5,896.8	(22.1)
Operating income	148.0	278.3	(46.8)	325.3	640.0	(49.2)
Interest, net	15.2	13.2	15.2	46.4	37.4	24.1
Other (income) expense, net	0.5	—	NM	8.4	153.3	(94.5)
Earnings before income taxes	132.3	265.1	(50.1)	270.5	449.3	(39.8)
Income tax expense (1)	3.1	31.8	(90.3)	7.1	18.8	(62.2)
Earnings from continuing operations	$129.2	$233.3	(44.6)	$263.4	$430.5	(38.8)
Losses from discontinued operations, net of tax	(0.5)	(1.0)	(50.0)	(2.6)	(2.9)	(10.3)
Net earnings	$128.7	$232.3	(44.6)%	$260.8	$427.6	(39.0)%
Diluted net earnings per share:
Earnings from continuing operations	$0.98	$1.90	(48.4)%	$2.00	$3.48	(42.5)%
Losses from discontinued operations	—	(0.01)	(100.0)	(0.02)	(0.02)	—
Net earnings	$0.98	$1.89	(48.1)%	$1.98	$3.46	(42.8)%

(1) Effective tax rate	2.3%	12.0%		2.6%	4.2%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2021, compared with the number open at the end of fiscal 2020 and the end of the third quarter of fiscal 2020.

	February 28, 2021	May 31, 2020	February 23, 2020
Olive Garden	874	868	870
LongHorn Steakhouse	528	522	522
Cheddar’s Scratch Kitchen	170	165	169
Yard House	81	81	81
The Capital Grille (1)	60	60	60
Seasons 52	43	44	45
Bahama Breeze	41	41	42
Eddie V’s	25	23	23
Total	1,822	1,804	1,812
(1)Includes two The Capital Burger restaurants.
OVERVIEW OF OPERATIONS
COVID-19 Pandemic
The COVID-19 pandemic has resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions. While increasing our in-restaurant dining capacity is subject to the ordinances in the jurisdictions where we operate, we are focused on increasing capacity where possible, while continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during this time. As we navigate through the pandemic, we have taken significant steps to adapt our business to allow us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. During the first quarter of fiscal 2021, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions and we incurred employee termination benefits costs and other costs of $47.8 million.
Through our second and third quarters of fiscal 2021, most of our restaurants were able to operate with at least restricted dine-in capacity. As of the date of this filing, nearly all of our restaurants were able to open their dining rooms to some extent. With approved vaccines being distributed, we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased. However, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations.
Financial Highlights - Consolidated
Our sales from continuing operations were $1.73 billion and $4.92 billion for the third quarter and first nine months of fiscal 2021, respectively, compared to $2.35 billion and $6.54 billion for the third quarter and first nine months of fiscal 2020, respectively. The 26.1 percent and 24.8 percent decreases in sales for the third quarter and first nine months of fiscal 2021 were driven by combined Darden same-restaurant sales decreases of 26.7 percent and 25.5 percent for the third quarter and first nine months of fiscal 2021, respectively, partially offset by revenue from the addition of 10 net new company-owned restaurants since the third quarter of fiscal 2020.
For the third quarter of fiscal 2021, our net earnings from continuing operations were $129.2 million compared to $233.3 million for the third quarter of fiscal 2020, and our diluted net earnings per share from continuing operations were $0.98 for the third quarter of fiscal 2021 compared to $1.90 for the third quarter of fiscal 2020. For the first nine months of fiscal 2021, our net earnings from continuing operations were $263.4 million compared to $430.5 million for the first nine months of fiscal 2020, and our diluted net earnings per share from continuing operations were $2.00 for the first nine months of fiscal 2021 compared to $3.48 for the first nine months of fiscal 2020. Our diluted per share results from continuing operations for the first nine months of fiscal 2021 were adversely impacted by approximately $0.28 due to charges associated with our corporate restructuring plan. Our diluted per share results from continuing operations for the first nine months of fiscal 2020 were adversely impacted by approximately $0.90 due to a pension settlement charge and approximately $0.01 due to an international structure simplification.
Outlook
We expect sales for the fourth quarter of fiscal 2021 to be approximately $2.1 billion.
Additionally, for the full year we expect to open 33 net new restaurants and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be between $285 and $295 million.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 28, 2021	February 23, 2020	% Chg	SRS (1)	February 28, 2021	February 23, 2020	% Chg	SRS (1)
Olive Garden	$872.0	$1,169.3	(25.4)%	(25.8)%	$2,489.7	$3,283.0	(24.2)%	(24.7)%
LongHorn Steakhouse	$454.3	$510.7	(11.0)%	(12.6)%	$1,238.4	$1,408.2	(12.1)%	(13.9)%
Fine Dining	$104.4	$188.4	(44.6)%	(45.2)%	$295.6	$479.4	(38.3)%	(38.8)%
Other Business	$302.3	$478.1	(36.8)%	(36.9)%	$893.2	$1,366.2	(34.6)%	(35.0)%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales decrease for the third quarter and first nine months of fiscal 2021 was primarily driven by U.S. same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales for the third quarter of fiscal 2021 resulted from a 27.5 percent decrease in same-restaurant guest counts, partially offset by a 1.7 percent increase in average check. The decrease in U.S. same-restaurant sales for the first nine months of fiscal 2021 resulted from a 26.2 percent decrease in same-restaurant guest counts, partially offset by a 1.5 percent increase in average check.
LongHorn Steakhouse’s sales decrease for the third quarter and first nine months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the third quarter of fiscal 2021 resulted from a 13.6 percent decrease in same-restaurant guest counts, partially offset by a 1.0 percent increase in average check. The decrease in U.S. same-restaurant sales for the first nine months of fiscal 2021 resulted from a 14.8 percent decrease in same-restaurant guest counts, partially offset by a 0.9 percent increase in average check.
Fine Dining’s sales decrease for the third quarter and first nine months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19, partially offset by revenue from new restaurants. The decrease in same-restaurant sales for the third quarter of fiscal 2021 resulted from a 45.6 percent decrease in same-restaurant guest counts, partially offset by a 0.4 percent increase in average check. The decrease in same-restaurant sales for the first nine months of fiscal 2021 resulted from a 39.6 percent decrease in same-restaurant guest counts, partially offset by a 0.8 percent increase in average check.
Other Business’ sales decrease for the third quarter and first nine months of fiscal 2021 was primarily driven by same-restaurant sales decreases driven by the impact of COVID-19. The decrease in same-restaurant sales for the third quarter of fiscal 2021 resulted from a 34.7 percent decrease in same-restaurant guest counts and a 2.2 percent decrease in average check. The decrease in same-restaurant sales for the first nine months of fiscal 2021 resulted from a 35.1 percent decrease in same-restaurant guest counts, partially offset by a 0.1 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarter and nine months ended February 28, 2021 and February 23, 2020.

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	28.8	28.0	28.7	28.2
Restaurant labor	32.3	32.1	32.5	32.9
Restaurant expenses	19.4	16.9	19.5	17.5
Marketing expenses	1.1	3.1	1.4	3.2
General and administrative expenses	4.6	4.3	6.1	4.4
Depreciation and amortization	5.1	3.7	5.3	4.0
Impairments and disposal of assets, net	0.2	—	—	—
Total operating costs and expenses	91.5%	88.1%	93.4%	90.2%
Operating income	8.5	11.9	6.6	9.8
Interest, net	0.9	0.6	0.9	0.6
Other (income) expense, net	—	—	0.2	2.3
Earnings before income taxes	7.6	11.3	5.5	6.9
Income tax expense	0.2	1.4	0.1	3.0
Earnings from continuing operations	7.5%	9.9%	5.4%	6.6%
Quarter Ended February 28, 2021 Compared to Quarter Ended February 23, 2020

•Food and beverage costs increased as a percent of sales primarily due to a 1.5% impact from menu mix and investments in food quality in addition to a 0.4% impact from inflation, partially offset by a 1.1% impact from pricing leverage and cost savings initiatives.
•Restaurant labor costs increased as a percent of sales primarily due to sales deleverage of 2.9% and a 1.0% impact from team member bonuses, partially offset by a 3.1% impact from productivity improvement driven by operational simplification and a 0.7% impact from pricing leverage.
•Restaurant expenses increased as a percent of sales primarily due to a 5.1% impact from sales deleverage, partially offset by a 1.0% impact from lower repairs and maintenance expenses, 0.8% impact from costs savings initiatives and pricing leverage and a 0.8% impact from lower utility costs and worker’s compensation and public liability costs.
•Marketing expenses decreased as a percent of sales primarily due to a 3.0% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 1.0% impact from sales deleverage.
•General and administrative expenses increased as a percent of sales primarily due to a 1.5% impact from sales deleverage, a 0.2% impact from the mark to market impact of our deferred compensation plans and a 0.2% impact from restaurant development related costs, partially offset by a 0.9% impact from a legal recovery and a 0.8% impact from cost savings initiatives.
•Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.
•Impairments and disposal of assets, net increased as a percent of sales due to the total impairment of a restaurant in the third quarter of fiscal 2021. There was only nominal net impairment and disposal activity during the third fiscal quarter of 2020.

Nine Months Ended February 28, 2021 Compared to Nine Months Ended February 23, 2020

•Food and beverage costs increased as a percent of sales primarily due to a 0.5% impact from menu mix and investments in food quality in addition to a 0.5% impact from inflation, partially offset by a 0.5% impact from cost savings initiatives.
•Restaurant labor costs decreased as a percent of sales primarily due to a 2.9% impact from productivity improvement driven by operational simplification and a 0.7% impact from pricing leverage, partially offset by a 2.5% impact from sales deleverage, a 0.4% impact from inflation and a 0.3% impact from team member bonuses.

•Restaurant expenses increased as a percent of sales primarily due to a 5.0% impact from sales deleverage, partially offset by a 1.2% impact from lower repairs and maintenance expenses, a 1.1% impact from cost savings initiatives and pricing leverage and a 0.5% impact from lower utility costs.
•Marketing expenses decreased as a percent of sales primarily due to a 2.8% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 1.0% impact from sales deleverage.
•General and administrative expenses increased as a percent of sales primarily due to a 1.5% impact from sales deleverage, a 0.8% impact related to our corporate restructuring actions during the first quarter of fiscal 2021 and a 0.3% impact from the mark to market of our deferred compensation plans, partially offset by a 0.6% impact from cost savings initiatives and a 0.3% impact from a legal recovery.
•Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the third quarter of fiscal 2021 primarily due to sales deleverage. Net interest expense increased as a percent of sales for the first nine months of fiscal 2021 primarily due to interest incurred on our $270.0 million term loan and sales deleverage.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net was $0.5 million for the third quarter and $8.4 million for the first nine months of fiscal 2021 primarily due to a postretirement benefit plan valuation adjustment resulting from our corporate restructuring in the first quarter of fiscal 2021.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended February 28, 2021 was 2.3 percent, compared to an effective income tax rate for the quarter ended February 23, 2020 of 12.0 percent. The effective income tax rate for continuing operations for the nine months ended February 28, 2021 was 2.6 percent, compared to an effective income tax rate of 4.2 percent for the nine months ended February 23, 2020. The change was driven primarily by lower net earnings from continuing operations in the quarter ended February 28, 2021, compared to the quarter ended February 23, 2020 and the impact of certain tax credits on our lower earnings before income taxes, in addition to tax benefits related to stock option exercises and hedge mark to market impacts related to deferred compensation. Subsequent to the quarter ended February 28, 2021, we filed our fiscal 2020 tax return, along with applications for certain tax accounting method changes. These method changes, along with the effects of COVID-19 on our fiscal 2021 taxable income, could have a one-time favorable impact on our fiscal 2021 effective tax rate during our fourth fiscal quarter. However, the amount of such impact is dependent on our actual results of operations for fiscal 2021 and final positions ultimately taken on our fiscal 2021 tax return, and, as such, is not determinable at this time.

LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the third quarter and first nine months of fiscal 2021 were $0.5 million ($0.00 per diluted share) and $2.6 million ($0.02 per diluted share), respectively, compared with losses from discontinued operations for the third quarter and first nine months of fiscal 2020 of $1.0 million ($0.01 per diluted share) and 2.9 million ($0.02 per diluted share), respectively.
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

	Three Months Ended			Nine Months Ended
Segment	February 28, 2021	February 23, 2020	Change	February 28, 2021	February 23, 2020	Change
Olive Garden	23.2%	21.1%	210 BPS	22.1%	20.3%	180	BPS
LongHorn Steakhouse	18.1%	20.5%	(240) BPS	16.6%	17.8%	(120)	BPS
Fine Dining	15.7%	24.8%	(910) BPS	15.8%	20.3%	(450)	BPS
Other Business	10.5%	14.5%	(400) BPS	12.0%	13.3%	(130)	BPS
The increase in Olive Garden’s segment profit margin for the third quarter and first nine months of fiscal 2021 was driven primarily by decreased restaurant labor costs and decreased television and digital media related marketing expense, partially offset by negative same restaurant sales resulting from the economic impact of COVID-19. The decrease in LongHorn Steakhouse’s segment profit margin for the third quarter and first nine months of fiscal 2021 was driven primarily by negative same-restaurant sales resulting from the economic impact of COVID-19, partially offset by decreased marketing costs. The decrease in Fine Dining’s segment profit margins for the third quarter and first nine months of fiscal 2021 was driven primarily by negative same-restaurant sales resulting from the economic impact of COVID-19, partially offset by decreased marketing costs. The decrease in Other Business’ segment profit margin for the third quarter and first nine months of fiscal 2021 was driven primarily by negative same restaurant sales resulting from the economic impact of COVID-19, offset by decreased marketing and restaurant labor costs.
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
LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, in March 2020, all of our restaurants began operating at reduced capacities due to the COVID-19 outbreak and initially were not able to generate sufficient cash from operations to cover all of our projected expenditures while operating at those reduced capacities. Accordingly, we took significant steps to adapt our business, which allowed us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. As state and local governments allowed us to open dining rooms at limited capacities our cash flows have improved, and during fiscal 2021 we have generated positive operating cash flows and fully repaid our $270.0 million 364-day term loan prior to maturity. Additionally, our Board of Directors has declared a cash dividend of $0.88 per share to be paid May 3, 2021 to all shareholders of record as of the close of business on April 9, 2021.
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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 28, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of February 28, 2021, we had no outstanding balances under the Revolving Credit Agreement.
As of February 28, 2021, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 28, 2021, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations decreased to $746.0 million for the first nine months of fiscal 2021, from $922.4 million for the first nine months of fiscal 2020. Net cash flows provided by operating activities include net earnings from continuing operations of $263.4 million and $430.5 million in the first nine months of fiscal 2021 and 2020, respectively. The decrease in net earnings is primarily driven by the impact of COVID-19.
Net cash flows used in investing activities of continuing operations were $181.4 million for the first nine months of fiscal 2021, compared to $447.4 million for the first nine months of fiscal 2020. Capital expenditures decreased to $177.3 million for the first nine months of fiscal 2021 from $374.5 million for the first nine months of fiscal 2020 reflecting a decrease in new restaurant construction and remodel activity during fiscal 2021. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $50.1 million in the acquisition of Cheddar's Scratch Kitchen restaurants from existing franchisees.
Net cash flows used in financing activities of continuing operations were $335.5 million for the first nine months of fiscal 2021, compared to $608.1 million for the first nine months of fiscal 2020. Net cash flows used in financing activities for the first nine months of fiscal 2021 included repayment of a 364-day term loan of $270.0 million prior to maturity as well as dividends paid of $87.3 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first nine months of fiscal 2020 reflected dividends paid of $322.3 million and share repurchases of $300.3 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $0.67 and $2.64 per share for the first nine months of fiscal 2021 and 2020, respectively.
On March 23, 2021, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaces all other outstanding share repurchase authorizations. During the quarter and nine months ended February 28, 2021, we repurchased 0.0 million and 0.1 million shares of our common stock, respectively, compared to 0.6 million and 2.6 million shares of our common stock, respectively, during the quarter and nine months ended February 23, 2020. All shares repurchased during the quarter and nine months ended February 28, 2021 were solely related to shares withheld for taxes on vesting of restricted stock, shares delivered or deemed to be delivered to us on tender of stock in payment for the exercise price of options, or shares reacquired pursuant to tax withholding on option exercises.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At February 28, 2021, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.44 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.30 billion as of February 28, 2021, compared to $1.10 billion as of May 31, 2020. The increase was primarily due to an increase in cash and cash equivalents.
Our current liabilities totaled $1.65 billion as of February 28, 2021, compared to $1.79 billion as of May 31, 2020. The decrease was primarily driven by repayment of short-term debt, partially offset by an increase in other current liabilities.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 28, 2021, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $33.7 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $77.5 million. The fair value of our long-term fixed-rate debt outstanding as of February 28, 2021, averaged $996.09 million, with a high of $1.05 billion and a low of $917.27 million during the first nine months of fiscal 2021. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 28, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2021.
During the fiscal quarter ended February 28, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2020, as supplemented by the risk factors contained in Item 1A of our Quarterly Report on Form 10-Q for the period ended November 29, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 28, 2021.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 30, 2020 through January 3, 2021	—	$—	—	$283.8
January 4, 2021 through January 31, 2021	3,959	$121.98	3,959	$283.3
February 1, 2021 through February 28, 2021	—	$—	—	$283.3
Total	3,959	$121.98	3,959	$283.3

(1)All of the shares purchased during the quarter ended February 28, 2021 were purchased as part of our repurchase program. On March 23, 2021, our Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 25, 2021, does not have an expiration and replaced the previously existing share repurchase authorization.
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

DARDEN RESTAURANTS, INC.

Dated:	April 6, 2021	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)