Form 10-K
period 2021-05-30
DARDEN RESTAURANTS INC
filed 2021-07-23
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $109.95 per share as reported on the New York Stock Exchange on November 27, 2020, was approximately: $14,279,051,000.
Number of shares of Common Stock outstanding as of May 30, 2021: 130,762,723.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 22, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after May 30, 2021, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 30, 2021

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2022, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 30, 2021, we owned and operated 1,834 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. As of May 30, 2021, we also had 57 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 30, 2021:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House (1)	The Capital Grille (2)	Seasons 52	Bahama Breeze	Eddie V’s	Total
Owned and operated:
United States	867	533	170	81	63	44	42	26	1,826
Canada	8	—	—	—	—	—	—	—	8
Total	875	533	170	81	63	44	42	26	1,834
Franchised:
United States (3)	9	18	5	—	—	—	1	—	33
Latin America	23	—	—	—	1	—	—	—	24
Total	32	18	5	—	1	—	1	—	57
(1)Includes two restaurants that are owned jointly by us and third parties, and managed by us.
(2)Includes three company-owned The Capital Burger restaurants.
(3)Includes Puerto Rico and Guam.

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

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2021 ended May 30, 2021 and consisted of 52 weeks, fiscal 2020 ended May 31, 2020 and consisted of 53 weeks, and fiscal 2019 ended May 26, 2019 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions.

As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms to some extent and few capacity restrictions or other COVID-19 restrictions remained in place in the United States. However, it is possible additional outbreaks could require us to again reduce our capacity or limit or suspend our in-restaurant dining operations.
As we navigated through the pandemic, we took significant steps to adapt our business model to allow us to continue to serve guests and support our team members, including investing in our team members through enhanced pay and benefits, streamlining our restaurant processes, simplifying our menus, and accelerating the rollout of technology to all of our brands to enhance the off-premise and in-restaurant guest experience. As our dining rooms have returned to full or close-to-full capacity, we are focused on continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during fiscal 2021.
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
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $8.00 to $10.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2021, the average check per person (defined as total sales divided by number of entrées sold) was approximately $20.00, with alcoholic beverages accounting for 4.7 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. LongHorn Steakhouse opened its first restaurant in 1981 and we acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (RARE) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops and burgers.
Most dinner menu entrée prices range from $11.50 to $31.50, and most lunch menu entrée prices range from $8.00 to $12.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2021, the average check per person was approximately $23.00, with alcoholic beverages accounting for 7.9 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Cheddar’s Scratch Kitchen
Cheddar’s Scratch Kitchen is a full-service restaurant operating primarily in Texas and throughout the southern, midwestern and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites cooked from scratch. Cheddar’s Scratch Kitchen opened its first restaurant in 1979 and we acquired Cheddar’s Scratch Kitchen in April 2017.
Most lunch and dinner menu entrée prices range from $8.00 to $19.00. During fiscal 2021, the average check per person was approximately $16.00, with alcoholic beverages accounting for 8.1 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $9.50 to $43.00. During fiscal 2021, the average check per person was approximately $32.00, with alcoholic beverages accounting for 33.8 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $31.00 to $95.00 and most lunch menu entrée prices range from $18.00 to $48.00. During fiscal 2021, the average check per person was approximately $85.50, with alcoholic beverages accounting for 26.7 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu. The menu includes an international collection of wines, featuring 52 wines available by the glass, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most dinner menu entrée prices range from $15.00 to $41.50, and most lunch entrée prices range from $11.50 to $41.50. During fiscal 2021, the average check per person was approximately $46.50, with alcoholic beverages accounting for 25.1 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
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
Most lunch and dinner menu entrée prices range from $8.00 to $24.00. During fiscal 2021, the average check per person was approximately $31.00, with alcoholic beverages accounting for 23.3 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $35.00 to $102.00. During fiscal 2021, the average check per person was approximately $101.00, with alcoholic beverages accounting for 28.3 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
The following table shows our growth over the last five years and lists the number of restaurants owned and operated by each of our brands as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille (1)	Seasons 52	Bahama Breeze	Eddie V’s	Total Restaurants	Total Sales (in millions)
2017	846	490	140	67	56	41	37	18	1,695	$7,170.2
2018	856	504	156	72	58	42	39	19	1,746	$8,080.1
2019	866	514	161	79	58	44	42	21	1,785	$8,510.4
2020	868	522	165	81	60	44	41	23	1,804	$7,806.9
2021	875	533	170	81	63	44	42	26	1,834	$7,196.1
(1)Includes The Capital Burger restaurants as follows: one in fiscal 2018, one in fiscal 2019, two in fiscal 2020, and three in fiscal 2021.

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
Although throughout fiscal 2021 we continued to adapt our business model to the impacts of the COVID-19 pandemic, our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, our brands can capitalize on data driven insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2021, we added 30 net new company-owned restaurants in the United States. Our fiscal 2021 actual restaurant openings and closings, fiscal 2022 projected openings, and approximate capital investment, square footage and dining capacity, by brand, are shown below:

	Actual - Fiscal 2021		Projected - Fiscal 2022	Pro-Forma New Restaurants
	Restaurant Openings	Restaurant Closings	New Restaurant Openings	Capital Investment Range (1) (in millions)			Square Feet (2)	Dining Seats (3)
Olive Garden	8	1	11-13	$3.5	-	$4.5	7,700	250
LongHorn Steakhouse	12	1	12-14	$2.6	-	$4.0	5,660	184
Cheddar’s Scratch Kitchen	6	1	3-5	$3.5	-	$4.7	8,000	260
Yard House	2	2	3-4	$6.5	-	$8.0	11,000	360
The Capital Grille (4)	3	—	2-3	$7.5	-	$8.5	10,000	320
Seasons 52	1	1	0-1	$5.0	-	$6.0	9,000	250
Bahama Breeze	1	—	0-1	$4.5	-	$5.5	9,000	350
Eddie V’s	3	—	1-2	$7.5	-	$8.5	10,000	320
Totals	36	6	35 - 40

(1)Includes cash investments for building, equipment, furniture and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance and future lease obligations. Olive Garden, LongHorn Steakhouse and Cheddar’s Scratch Kitchen capital investments are based on costs associated with land-only leases; Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.
(2)Includes all space under the roof, including the coolers and freezers.
(3)Includes bar dining seats and patio seating, but excludes bar stools.
(4)Fiscal 2021 restaurant openings include one The Capital Burger restaurant. Pro-forma new restaurant data excludes The Capital Burger.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2022 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
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
The management structures below describe our restaurant operations during the normal and fully operational conditions that were in place at the end of fiscal 2021. Over the course of fiscal 2021, as the COVID-19 pandemic impacted our business, the staffing levels of each our restaurants changed frequently, as our dining rooms operated under a range of capacity limitations that also varied from time to time, from state to state and city to city. As our restaurant operations continued to evolve in response to the pandemic, we have evolved our operational structure and made adjustments to restaurant staffing where appropriate. As a result, the descriptions below may not reflect the current or future structure of our restaurant operations.
Each Olive Garden restaurant is led by a general manager, and each LongHorn Steakhouse and Cheddar’s Scratch Kitchen restaurant is led by a managing partner. Each also has three to six additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 35 to 200 hourly team members, most of whom work part-time. Restaurant general managers or managing partners report to a director of operations who is responsible for approximately five to eleven restaurants. Each director of operations reports to a Senior Vice President of Operations who is responsible for between 80 and 120 restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
Each Yard House and Bahama Breeze restaurant is led by a general manager, and each The Capital Grille, Seasons 52 and Eddie V’s restaurant is led by a managing partner. Each has four to ten managers. Each Yard House, The Capital Grille, Seasons 52 and Eddie V’s restaurant has one executive chef, and one to two sous chefs, and each Bahama Breeze restaurant has one to three culinary managers. In addition, each restaurant typically employs between 65 to 200 hourly team members, most of whom work part-time. The general manager or managing partner of each restaurant reports directly to a director of operations, who has operational responsibility for approximately three to eleven restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
Our Learning and Employee Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an eight to twelve-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
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

Third party auditors inspect each restaurant regularly throughout the year to assess food safety and sanitation practices. Our total quality team verifies the application of preventative controls through on-site support visits ensuring an effective and robust food safety system. Total quality managers provide support to operations staff with education and training in food safety and sanitation. The team also serves as a liaison to regulatory agencies on issues relating to food safety.
Restaurant, Guest and Team Member Safety in Response to COVID-19
In response to the COVID-19 pandemic, throughout fiscal 2021, we have enhanced restaurant safety practices and made other enhancements to our operations to comply with state and local government regulations and health recommendations to ensure guest and team member wellness, maintain clean restaurants, practice social distancing and wear protective equipment. As the pandemic recedes in the United States, many of the additional COVID-19 protocols have been relaxed or removed as of the date of this report. Nevertheless, we are remaining vigilant and may reinstate any of the additional safety or health and wellness precautions if public health conditions worsen in any of our service areas or future government regulations require us to do so.
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
In response to the COVID-19 pandemic, throughout fiscal 2021, we took several steps to enhance the safety and reliability of our supply chain.
•Safety:    The Company’s cross functional COVID-19 task force implemented CDC-based guidelines for restaurants. We also implemented and communicated guidelines for our distributors and other suppliers providing services inside our restaurants, including required use of personal protective equipment (PPE). To support these enhanced safety protocols, we secured a supply of the necessary volumes of PPE and cleaning products for our restaurants and team members.
•Sourcing: As we transitioned to increased To Go business during the temporary closure of our dining rooms, we secured supplies of new and additional packaging products to better support food and beverage transport. We also sourced alternate formats of alcohol beverages for To Go in order to comply with state laws that permitted To Go sales of alcohol. To mitigate the potential risk of geographic trade disruptions, we created contingency plans in anticipation of supply chain obstacles. The purchasing team also mitigated obsolete/expiring inventory exposure by selling products to retail outlets for slow-moving items during capacity and dining room restrictions.
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

Advertising and Marketing
Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with additional targeted digital media investments. LongHorn Steakhouse uses local television and digital advertising to build engagement and loyalty by market. Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s do not use television advertising, but rely on local and digital marketing. In response to the COVID-19 pandemic, we significantly reduced our television advertising spending and directed our marketing efforts towards growing and promoting our To Go options and off-premise dining business for much of fiscal 2021. Our restaurants appeal to a broad spectrum of consumers and we use advertising to build awareness and strengthen our brands’ relevance. We implement periodic promotions, as appropriate, to increase frequency of guest visits while maintaining overall profitability. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Instagram®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and marketplace dynamics.
In fiscal 2021, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society.  We also continued making improvements to our online and mobile ordering system for Olive Garden and LongHorn Steakhouse and accelerated rollout of online and mobile ordering and payment systems across all of our other brands.  In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands.  This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty.

Human Capital

Darden prioritizes our team members through our People Strategy that includes four strategic imperatives:
•Hire - Attract and select diverse team members that reflect our values and are committed to our results-oriented culture;
•Train - Teach our team members to perform in today’s environment and develop the skills to meet tomorrow’s needs;
•Reward - Invest in compelling programs that recognize team members when goals are achieved and further motivate our culture of winning; and
•Retain - We keep our team members engaged and motivated, ready to deliver results and grow their careers.
We closely track and assess a variety of metrics that help us to evaluate our performance of each of these imperatives.

Hire. We are committed to attracting, retaining, engaging and developing a workforce that mirrors the diversity of our guests. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our team members, including the following:

Key Team Member Statistics as of the end of fiscal 2021

Total team members (hourly and salaried)	156,883
Total number of hourly team members	147,426
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	52%
Total number of new hires of hourly team members during fiscal 2021	120,962
Percent of hourly new hires – female	57%
Percent of hourly new hires – members of racial or ethnic minority groups	52%

In addition to the gender, racial and ethnic diversity of our workforce, our team members are also very diverse in age; we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials. We provide our EEO-1 report and additional details about our inclusion and diversity programs on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We invest in our team members’ careers every step of the way by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. 65% of the participants in our restaurant Manager In Training program in fiscal 2021 were internal promotions and 100% of the new General Managers or Managing Partners during fiscal 2021 were internal promotions.

Reward. We believe that we provide working conditions and pay and benefits that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. We offer our team members flexible work schedules and competitive pay and benefits, including paid sick leave and access to free counseling through our Work Life Assistance program for team members and their family. In March of 2021, we announced that every hourly restaurant team member company-wide would earn a minimum hourly wage of at least $10 per hour, inclusive of tip income, starting immediately, and we committed to increase that minimum wage to $11 per hour in January 2022 and $12 per hour in January 2023. We also announced approximately $17 million in one-time bonuses that were paid to our hourly restaurant team members to reward them for their hard work and dedication to serving our guests throughout the COVID-19 pandemic. During fiscal 2021, we provided nearly $24 million in supplemental pay programs to provide support to hourly team members impacted by closures of dining rooms due to the COVID-19 pandemic and paid time off to receive their COVID-19 vaccines. In addition, to reward our restaurant management teams, during fiscal 2021, we paid quarterly bonuses at above-target levels regardless of performance during those quarters. For our restaurant management teams other than general managers or managing partners, we also announced $6.5 million in one-time bonuses to reward their contributions to our success in navigating the pandemic. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

Consistent with our core values of respect, caring and teamwork, in fiscal 1999 we established a program called Darden Dimes to help fellow Darden team members in need. Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raises and grants approximately $1.4 million annually.

Retain. As a full-service restaurant company, food is always top of mind, but our team members make the difference: they are at the heart of everything we do. We believe the guest experience can never exceed the team member experience, so we hire the best and retain them by fostering an environment of respect, where diversity of thought and background is valued and everyone has the opportunity to develop and grow their careers. In addition, our geographic footprint often puts us in a position to offer our restaurant team members jobs in their current roles when personal circumstances require relocation.

Despite impacts of COVID-19 on our business and our workforce, Darden’s consolidated turnover rate for hourly team members during fiscal 2021, was 95.4%, one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2021 that was lower than the most recent relevant casual dining or fine dining turnover rate for their industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 18.8% was also significantly lower than the industry benchmark and an improvement over fiscal 2020. Our executive leadership (vice president and above) has an average of over 16 years of experience with Darden. The restaurant general managers and managing partners average 13 years with us.
Information Technology and Cybersecurity
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan at a host-site facility and providing on-site power backup. We periodically perform third-party cybersecurity audits following the standard set by the National Institute of Standards and Technology. We also conduct third-party security reviews of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (SaaS) as well as purchased software, with proven, non-proprietary hardware.

All Darden brands share a secure, robust digital platform with online ordering and other guest-facing capabilities. We also have deployed mobile applications with online ordering and other features for all of our casual dining brands and for most of our specialty restaurant brands. We successfully leveraged these digital capabilities over the last year to address changing guest needs. We will continue to invest in these platforms and applications to enhance the guest experience.
We maintain a robust system of data protection and cybersecurity resources, technology and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks and compliance requirements to keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate the risks at these partners periodically. We also perform annual and ongoing cybersecurity awareness training for our management and restaurant support center team members. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.
Our management believes that our current systems and practice of implementing regular updates positions us well to support current needs and future growth. We use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors on a quarterly basis and periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.
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
Franchises, Joint Ventures and New Business Development
As of May 30, 2021, we operated 1,834 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 2 restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 30, 2021, franchisees operated 33 franchised restaurants in the United States and 24 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille and Bahama Breeze restaurants in the following regions:
•United States,
•Mexico,
•Central and South America (Brazil, Chile, Costa Rica, Ecuador, El Salvador and Panama), and
•Philippines

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
Seasonality
Our sales volumes have historically fluctuated seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. However, throughout fiscal 2021, a variety of factors, including the impacts of COVID-19 on our business, government actions taken to respond to COVID-19 and to stimulate the United States’ recovery from COVID-19, and changing consumer preferences caused fluctuations in our sales volumes that were different than our typical seasonality. Additionally, holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
The COVID-19 pandemic caused a panoply of federal, state and local government regulations affecting our business to be issued and frequently revised on a daily and/or weekly basis beginning in March 2020 and continuing through most of fiscal 2021. Regulations relating to paid sick leave, opening and closing of bars, restaurants and dining rooms, business hours, sanitation practices, To Go alcohol sales, guest spacing within dining rooms and other social distancing practices and PPE usage by both team members and guests have materially affected the way we operate our business and serve our guests. By the end of fiscal 2021, very few COVID-19-specific operating restrictions remained in place in the United States, but we continue to monitor the COVID-19 pandemic and it is possible certain regulations could be reimposed in the future if the United States or portions thereof experience additional outbreaks.
During fiscal 2021, 9.8 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. As a result of the impact of COVID-19 pandemic on restaurants, many states have modified their regulations to permit To Go sales of alcoholic beverages, and in some locations we now offer a variety of alcoholic beverages, including in bottles, from draft and mixed drinks To Go. The failure of a restaurant to obtain or retain these alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2021, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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
Sustainability
The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. As business interruptions from the COVID-19 pandemic have receded during fiscal 2021, we enhanced our focus on our climate strategy, restaurant sustainability metrics and Darden’s Animal Welfare Council. We will continue to adapt our sustainability approach in the current economic environment with development or enhancement of integrated and strategic priorities in the near term across the enterprise, from the food we source to the operation of our restaurants.
We are proud to operate some of the most efficient restaurants in the United States. Darden manages energy and water conservation within our restaurant operations and over the last decade we have realized a 20 percent reduction in energy use per restaurant and a 25 percent reduction in water usage on average per restaurant. In fiscal 2020, we experienced reductions in energy and water usage directly related to COVID-19 impacts to the business, and we do not expect these results to continue year-over-year. In addition to our energy and water footprint at the restaurants, we have also seen a continuous reduction in our carbon footprint. Since 2008, we have reduced our average greenhouse gas emissions per restaurant by 32 percent, as measured in accordance with the Corporate Accounting and Reporting Standard of the Greenhouse Gas Protocol.

Greenhouse Gas (GHG) Emissions
	Fiscal Year Ended
(in metric tons CO2e)	May 31, 2020	May 26, 2019	May 27, 2018(2)
Average Per Restaurant (1) (2)	424	444	460
Total - Scope 1 and 2 (2)	774,200	783,940	766,302
(1)Per restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants.
(2)FY 2018 excludes Cheddar's Scratch Kitchen due to lack of verified GHG data prior to acquisition.
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
Building on our Food Principles, Darden established an Animal Welfare Policy that adopts an outcomes-based approach to continue to ensure high level of care for farm animals in the food supply chain. To implement this Policy, we established an Animal Welfare Council consisting of leading academics and thought leaders with expertise in the care of animals in food supply chains. The Council advises and supports the Company on our efforts to advance strategy and implementation of an outcomes-based approach to animal welfare, from supplier collaborations to reporting improvements. During COVID-19 interruptions, it was necessary to temporarily suspend Council meetings, but we virtually reconvened the Council in early 2021 to resume this important work.
More information about our sustainability strategy, our commitment to our guests on Food Principles and our progress to date is available at www.darden.com.
Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people. That defines service for Darden. The Darden Restaurants, Inc. Foundation (the Foundation) works to bring this spirit of service to life through its philanthropic support of charitable organizations across the country and support for the volunteer involvement of our team members. The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities where our team members and guests live and work. In addition, team members at the Darden Restaurant Support Center are eligible for 16 hours per calendar year of paid time for approved community service activities during scheduled work hours.
In fiscal 2021, the Foundation awarded approximately $4.1 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community engagement, disaster preparedness and the promotion of career opportunities in the culinary industry.
The unprecedented events of the year 2020 reinforced the importance of our long-term partnership with Feeding America. The need for food has increased due to the COVID-19 pandemic and food insecurity in communities of color is disproportionately high. In fiscal 2021, the Darden Foundation awarded two grants totaling $2.5 million to help fund 15 refrigerated box trucks to increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve a high percentage of people of color. In addition to enhancing mobile food pantry programs, the Foundation’s contributions support 191 food banks across the country and help provide meals for people facing hunger. The most recent donation marks a total of $12.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.
Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, across every one of our restaurants, we collect surplus, wholesome food that is not served to guests and, rather than discarding the food, we prepare it for donation to local nonprofit feeding partners. In fiscal 2021, Darden contributed approximately 5.7 million pounds of food, the equivalent of more than 4.7 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year, making the Darden Harvest program a key part of our goal to one day send zero waste to landfills.
In fiscal 2021, as part of Darden’s commitment to inclusion and diversity, the Foundation donated $500,000 to Boys & Girls of America to support the creation, development, and implementation of programming that will help youth better understand diversity and combat racial discrimination. The new Youth for Unity curriculum will provide meaningful, action-oriented solutions to address social injustice and racial inequity and help foster the next generation of leaders, problem-solvers and advocates for change.
The Foundation’s funding helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2021 contribution of $200,000 also supports the Opportunity Youth-Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.
We are also a proud member of the American Red Cross’ Disaster Responder Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2021, the Foundation provided $250,000 to the American Red Cross for the program. In addition to financial support, our restaurants regularly donate meals to feed first responders and victims of natural disasters.

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

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and may continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations.

The COVID-19 pandemic, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and may continue to disrupt our business. In the United States over the course of fiscal 2021, state and local governments imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety. In response to the COVID-19 pandemic and these changing conditions, during the fourth quarter of fiscal 2020, we closed the dining rooms in all of our restaurants for some portion of the quarter and operated in a To Go or To Go plus delivery format only. As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms and few capacity restrictions or other COVID-19 restrictions remained in place in the United States. However, it is possible that future increases in cases or further localized or widespread outbreaks of COVID-19 in the United States could require us to again reduce our capacity or suspend our in-restaurant dining operations. The COVID-19 pandemic and these responses have affected and may continue to adversely affect our guest traffic, sales and operating costs and we cannot predict whether an increase in cases or localized or widespread outbreaks will occur and whether future government responses thereto may impact us. In addition, future increases in cases or further localized or widespread outbreaks of COVID-19 in the United States or elsewhere could negatively impact our suppliers, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.
Risks Relating to Health and Safety
Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases may have an adverse effect on our business.
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
Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products.  Even with strong preventative interventions and controls, food safety issues could be caused at the source or by food suppliers or distributors and, as a result, be out of our control and require prompt action to mitigate impact.  In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, norovirus or salmonella, or other food safety issues including food tampering or contamination at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Risks Related to Human Capital
The inability to hire, train, reward and retain restaurant team members and determine and maintain adequate staffing may impact our ability to achieve our operating, growth and financial objectives.
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning which has been complicated by the impacts of the COVID-19 pandemic on our business, the relevant labor market and on consumer preferences. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. Personal or public health concerns related to COVID-19 may continue to make some existing team members or potential candidates reluctant to work in enclosed restaurant environments. We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations. A shortage of quality candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets.
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
Our restaurant operations are subject to United States and Canadian federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care and other benefit mandates also have increased and may continue to increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.
Risks Relating to Information Technology and Privacy

We rely heavily on information technology in our operations, and insufficient guest or employee facing technology or a failure to maintain a continuous and secure cyber network, free from material failure, interruption or security breach, could harm our ability to effectively operate our business and/or result in the loss of respected relationships with our guests or employees.
We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, security and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments. Disruptions, failures or other performance issues with guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of a cyber attack, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to the Company, our team members or guests. This could include the theft of our intellectual property, trade secrets or sensitive financial information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.
Any such failures or disruptions may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer, employee or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation. We could also be subjected to litigation, regulatory investigations or the imposition of penalties. As information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation and adverse publicity.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and suppliers. In addition, certain of our vendors receive and maintain certain personal, financial and other information about our employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding data privacy laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards. Complying with newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from jurisdiction to jurisdiction, may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply. In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber attack or a network security incident, or if our employees or vendors fail to comply with these laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.
Risks Related to the Restaurant Industry
We are subject to a number of risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of health care reform, environmental matters, minimum wage, unionization, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability.
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
We are subject to laws relating to information security, cashless payments and consumer credit, protection and fraud. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.
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
Consumers have continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. In response to the COVID-19 pandemic, during periods of high public health risk, many consumers chose to order food To Go or for delivery rather than dining in at full-service restaurants. If COVID-19 cases increase or other future public health issues cause these preferences to increase, we may need to further adapt our offerings to respond to these additional changes. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations could be adversely affected.

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
General economic conditions, including economic downturns related to the COVID-19 pandemic and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Job losses, foreclosures, bankruptcies and falling home prices have caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive restaurants.
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
Climate change, adverse weather conditions and natural disasters could adversely affect our restaurant sales or results of operations.
Climatologists predict that the long-term effects of climate change and global warming will result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may continue to impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary closures, sometimes for prolonged periods, which negatively impact our restaurant sales. Climate change and government regulation relating to climate change could result in construction delays and increased costs, interruptions to the availability or increases in the cost of utilities, and shortages or interruptions in the supply or increases to the costs of food items and other supplies.
Risks Relating to Our Business Model and Strategy
A majority of our restaurants are operated in leased properties and as a result, we are committed to long-term lease obligations that we may not be able to cancel if we want to close a restaurant location and we may be unable to renew the leases that we may want to extend at the end of their terms.
As of May 30, 2021, 1,761 of our 1,834 restaurants operating in the United States and Canada operate in leased locations and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all.

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
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires and earthquakes; labor issues or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Supply chain risk could increase our costs and limit the availability of products that are critical to our restaurant operations. If we raise prices as a result of increased food costs or shortages, it may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits
Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands, and acquiring new restaurant brands could result in poor financial performance.
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
The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building material costs, supply chain disruptions, the availability of financing at acceptable rates and terms, changes in patterns or severity of weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated sales and earnings in future periods.
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

The equity markets in the U.S. were extremely volatile due to the COVID-19 pandemic and due to the unpredictability of the recovery of the United States economy as a result of the pandemic and due to government and other responses thereto. Market volatility has contributed to and may continue to contribute to fluctuations in the Company’s stock price. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to during periods of extreme volatility in the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.
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
General Risks
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
As with goodwill, we test our indefinite-lived intangible assets (primarily trademarks) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.
Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.
We are primarily subject to income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 30, 2021, we operated 1,834 restaurants. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of these 1,834 company-owned restaurants, 73 were located on owned sites and 1,761 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	893
Ground and Building Leases	659
Space/In-Line/Other Leases	209
Total	1,761

We also lease our restaurant support center which is located in Orlando, Florida.

Item 3.LEGAL PROCEEDINGS

See the discussion of legal proceedings contained in the third paragraph of Note 15 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2021, there were approximately 8,918 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 196.6 million shares through May 30, 2021 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 30, 2021:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
March 1, 2021 through April 4, 2021	40,975	$142.17	40,975	$495.8
April 5, 2021 through May 2, 2021	69,288	$144.32	69,288	$485.8
May 3, 2021 through May 30, 2021	160,191	$139.19	160,191	$463.5
Total	270,454	$140.95	270,454	$463.5
(1)All of the shares purchased during the quarter ended May 30, 2021 were purchased as part of our repurchase program. On March 23, 2021, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $500.0 million of its outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 25, 2021, does not have an expiration and replaced the previously existing share repurchase authorization.
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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2016	May 2017	May 2018	May 2019	May 2020	May 2021
Darden Restaurants, Inc.	$100.00	$134.64	$138.42	$194.43	$127.24	$239.95
S&P 500 Stock Index	$100.00	$117.52	$134.98	$143.01	$157.20	$220.58
S&P Composite 1500 Restaurant Sub-Index	$100.00	$123.31	$128.75	$162.53	$162.35	$227.43

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$275
$250
$225
$200
$175
$150
$125
$100
$75
May - 16
May - 17
May - 18
May - 19
May - 20
May - 21

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 27, 2016, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.SELECTED FINANCIAL DATA

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2021, which ended May 30, 2021, consisted of 52 weeks and fiscal 2020, which ended May 31, 2020, consisted of 53 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 30, 2021, we operated 1,834 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 33 franchised restaurants. We also have 24 franchised restaurants in operation located in Latin America. All intercompany balances and transactions have been eliminated in consolidation.
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions.
As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms to some extent and few capacity restrictions or other COVID-19 restrictions remained in place in the United States. However, it is possible additional outbreaks could require us to again reduce our capacity or limit or suspend our in-restaurant dining operations.
As we navigated through the pandemic, we took significant steps to adapt our business model to allow us to continue to serve guests and support our team members, including investing in our team members through enhanced pay and benefits, streamlining our restaurant processes, simplifying our menus, and accelerating the rollout of technology to all of our brands to enhance the off-premise and in-restaurant guest experience. As our dining rooms have returned to full or close-to-full capacity, we are focused on continuing to provide a safe environment for our team members and guests, and maintaining many of the operating efficiencies established during fiscal 2021.
Fiscal 2021 Financial Highlights
Our sales from continuing operations were $7.20 billion in fiscal 2021 compared to $7.81 billion in fiscal 2020. The 7.8 percent decrease in sales from continuing operations was primarily driven by negative combined Darden same-restaurant sales of 7.8 percent and one less week of operations in fiscal 2021, partially offset by revenue from the addition of 30 net new company-owned restaurants. The decrease in same-restaurant sales was driven by the impact of COVID-19.
Net earnings from continuing operations for fiscal 2021 was $632.4 million ($4.80 per diluted share) compared with a net loss from continuing operations for fiscal 2020 of $49.2 million ($0.40 per diluted share). Our results from continuing operations for fiscal 2021 increased compared to fiscal 2020 primarily due to the economic impacts of COVID-19 which had a material adverse effect specifically on the fourth quarter of fiscal 2020, including $390.0 million of impairments.
Our net loss from discontinued operations was $3.1 million ($0.03 per diluted share) for fiscal 2021, compared with a net loss from discontinued operations of $3.2 million ($0.03 per diluted share) for fiscal 2020. When combined with results from continuing operations, our diluted net earnings per share was $4.77 for fiscal 2021 and diluted net loss per share was $0.43 for fiscal 2020.
Outlook
We expect fiscal 2022 sales from continuing operations to increase between 28 percent and 32 percent, driven by Darden same-restaurant sales growth of 25 percent to 29 percent and approximately 35-40 new restaurants. In fiscal 2022, we expect our annual effective tax rate to be between 13.0 percent and 14.0 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $375.0 million and $425.0 million.

RESULTS OF OPERATIONS FOR FISCAL 2021 AND 2020
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 30, 2021 and May 31, 2020:

	Fiscal Year Ended		Percent Change
(in millions)	May 30, 2021	May 31, 2020	2021 vs 2020
Sales	$7,196.1	$7,806.9	(7.8)%
Costs and expenses:
Food and beverage	2,072.1	2,240.8	(7.5)%
Restaurant labor	2,286.3	2,682.6	(14.8)%
Restaurant expenses	1,344.2	1,475.1	(8.9)%
Marketing expenses	91.1	238.0	(61.7)%
General and administrative expenses	396.2	376.4	5.3%
Depreciation and amortization	350.9	355.9	(1.4)%
Impairments and disposal of assets, net	6.6	221.0	(97.0)%
Goodwill impairment	—	169.2	(100.0)%
Total operating costs and expenses	$6,547.4	$7,759.0	(15.6)%
Operating income	648.7	47.9	NM
Interest, net	63.5	57.3	10.8%
Other (income) expense, net	8.7	151.6	(94.3)%
Earnings (loss) before income taxes	576.5	(161.0)	NM
Income tax expense (benefit) (1)	(55.9)	(111.8)	(50.0)%
Earnings (loss) from continuing operations	$632.4	$(49.2)	NM
Losses from discontinued operations, net of tax	(3.1)	(3.2)	(3.1)%
Net earnings (loss)	$629.3	$(52.4)	NM

(1) Effective tax rate	(9.7)%	69.4%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2020:

	May 30, 2021	May 31, 2020
Olive Garden	875	868
LongHorn Steakhouse	533	522
Cheddar’s Scratch Kitchen	170	165
Yard House	81	81
The Capital Grille (1)	63	60
Seasons 52	44	44
Bahama Breeze	42	41
Eddie V’s	26	23
Total	1,834	1,804
(1)Includes three The Capital Burger restaurants in fiscal 2021 and two in fiscal 2020.
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020		SRS (1)	May 30, 2021	May 31, 2020
Olive Garden	$3,593.4	$4,013.8	(10.5)%	(9.9)%	$4.1	$4.5
LongHorn Steakhouse	$1,810.4	$1,701.1	6.4%	5.5%	$3.4	$3.2
Fine Dining	$446.9	$541.1	(17.4)%	(19.2)%	$5.3	$6.5
Other Business	$1,345.4	$1,550.9	(13.3)%	(13.5)%	$4.0	$4.5
	$7,196.1	$7,806.9
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
Olive Garden’s sales decrease for fiscal 2021 was primarily driven by a U.S. same-restaurant sales decrease and one less week of operations, partially offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales in fiscal 2021 was driven by the impact of COVID-19 and resulted from a 12.8 percent decrease in same-restaurant guest counts offset by a 2.9 percent increase in average check.
LongHorn Steakhouse’s sales increase for fiscal 2021 was driven by a same-restaurant sales increase combined with revenue from new restaurants, partially offset by one less week of operations. The increase in same-restaurant sales in fiscal 2021 resulted from a 3.3 percent increase in same-restaurant guest counts combined with a 2.2 percent increase in average check.

Fine Dining’s sales decrease for fiscal 2021 was driven by a same-restaurant sales decrease and one less week of operations, partially offset by revenue from new restaurants. The decrease in same-restaurant sales in fiscal 2021 was driven by the impact of COVID-19 and resulted from a 20.7 percent decrease in same-restaurant guest counts offset by a 1.5 percent increase in average check.

Other Business’s sales decrease for fiscal 2021 was driven by a same-restaurant sales decrease and one less week of operations, partially offset by revenue from new restaurants. The decrease in same-restaurant sales in fiscal 2021 was driven by the impact of COVID-19 and resulted from a 15.5 percent decrease in same-restaurant guest counts offset by a 2.0 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 30, 2021 and May 31, 2020.

	Fiscal Year Ended
	May 30, 2021	May 31, 2020
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	28.8	28.7
Restaurant labor	31.8	34.4
Restaurant expenses	18.7	18.9
Marketing expenses	1.3	3.0
General and administrative expenses	5.5	4.8
Depreciation and amortization	4.9	4.6
Impairments and disposal of assets, net	0.1	2.8
Goodwill impairment	—	2.2
Total operating costs and expenses	91.0%	99.4%
Operating income	9.0%	0.6%
Interest, net	0.9	0.7
Other (income) expense, net	0.1	1.9
Earnings (loss) before income taxes	8.0%	(2.1)%
Income tax expense (benefit)	(0.8)	(1.4)
Earnings (loss) from continuing operations	8.8%	(0.6)%
Total operating costs and expenses from continuing operations were $6.55 billion in fiscal 2021 and $7.76 billion in fiscal 2020.

Fiscal 2021 Compared to Fiscal 2020:

•Food and beverage costs increased as a percent of sales primarily due to a 0.7% impact from inflation and 0.4% impact from investments in food quality, partially offset by a 0.6% impact from pricing leverage and 0.4% impact from menu mix.
•Restaurant labor costs decreased as a percent of sales primarily due to a 4.0% impact from productivity improvement driven by operational simplification and a 0.7% impact from pricing, partially offset by a 1.7% impact from sales deleverage and a 0.5% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 1.4% impact from lower repairs and maintenance expenses, utility costs, and rent expense, and a 0.4% impact from pricing, partially offset by a 1.6% impact from sales deleverage.
•Marketing expenses decreased as a percent of sales primarily due to a 2.0% impact from lower media spending at Olive Garden and LongHorn Steakhouse, partially offset by a 0.3% impact from sales deleverage.
•General and administrative expenses increased as a percent of sales primarily due to a 0.6% impact related to our corporate restructuring actions during the first quarter of fiscal 2021, a 0.4% impact from the mark to market of our deferred compensation plans, and a 0.4% impact due to sales deleverage, partially offset by a 0.6% impact from cost savings initiatives and a 0.2% impact from a legal recovery.
•Depreciation and amortization expenses increased as a percent of sales primarily due to sales deleverage.
•Impairments and disposal of assets, net decreased as a percent of sales due to the economic impact of the COVID-19 pandemic on fiscal 2020. During the fourth quarter of fiscal 2020, we recorded non-cash impairment charges of $220.8 million related to a portion of our other indefinite-lived intangible assets, restaurant-level and other assets.
•Goodwill impairment decreased as a percent of sales due to the economic impact of COVID-19 on fiscal 2020. During the fourth quarter of fiscal 2020, we recorded a non-cash impairment charge of $169.2 million related to a portion of our goodwill.

INCOME TAXES
During fiscal 2021, we had an income tax benefit of $55.9 million ((9.7) percent effective tax rate) compared to an income tax benefit of $111.8 million (69.4 percent effective tax rate) in fiscal 2020. The significant change was driven primarily by the fact that we had $576.5 million in earnings before taxes in fiscal 2021, compared to a net loss before taxes $161.0 million in fiscal 2020. For fiscal 2021, our effective tax rate was also impacted by the generation of a net operating loss for tax purposes that will be carried back to the previous five tax years. We generated a net operating loss for tax purposes due to several factors, including the impact of COVID-19, accelerated tax depreciation, increased tax deductions for equity vestings and exercises, tax accounting method changes and various other tax planning initiatives. An income tax benefit is generated due to the difference in federal tax rates between fiscal year 2021 and the years to which the federal net operating loss will be carried back.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2021 were $632.4 million ($4.80 per diluted share) compared with net loss from continuing operations for fiscal 2020 of $49.2 million ($0.40 per diluted share).
Our results from continuing operations for fiscal 2021 increased compared with fiscal 2020 primarily due to the economic impacts of COVID-19 which had a material adverse effect on the fourth quarter of fiscal 2020 including $390.0 million of asset impairments during the fourth quarter. In fiscal 2021, our diluted per share results from continuing operations were positively impacted by $0.76 due to a non-recurring income tax benefit, partially offset by $0.27 due to our corporate restructuring in the first quarter of fiscal 2021. In fiscal 2020, our diluted per share results from continuing operations were negatively impacted by approximately $2.19 due to non-cash goodwill and trademark impairments, approximately $0.29 due to non-cash restaurant-level impairments and approximately $0.18 due to inventory and note receivable write-downs. Additionally, our diluted per share results from continuing operations for fiscal 2020 were adversely impacted by approximately $0.89 due to a pension settlement charge and approximately $0.02 due to an international structure simplification from the second quarter of fiscal 2020.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2021 were a net loss of $3.1 million ($0.03 per diluted share) compared with a net loss for fiscal 2020 of $3.2 million ($0.03 per diluted share).
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
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 30, 2021	May 31, 2020	2021 vs 2020
Olive Garden	23.2%	18.3%	490	BP
LongHorn Steakhouse	17.9%	15.4%	250	BP
Fine Dining	17.7%	16.3%	140	BP
Other Business	14.4%	8.9%	550	BP
The increase in the Olive Garden segment profit margin for fiscal 2021 was driven primarily by lower restaurant labor as well as lower marketing expenses. The increase in the LongHorn Steakhouse segment profit margin for fiscal 2021 was driven by leveraging positive same-restaurant sales as well as lower marketing expenses. The increase in in the Fine Dining segment profit margin for 2021 was driven by lower marketing expenses and lower food and beverage costs. The increase in the Other Business segment profit margin for 2021 was driven by lower restaurant labor and lower marketing expenses.
RESULTS OF OPERATIONS FOR FISCAL 2020 COMPARED TO 2019

For a comparison of our results of operations for the fiscal years ended May 31, 2020 and May 26, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 31, 2020, filed with the SEC on July 24, 2020.
SEASONALITY
Our sales volumes have historically fluctuated seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. However, throughout fiscal 2021, a variety of factors, including the impacts of COVID-19 on our business, government actions taken to respond to COVID-19 and to stimulate the United States’ recovery from COVID-19, and changing consumer preferences caused fluctuations in our sales volumes that were different than our typical seasonality. Additionally, holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We do not believe inflation had a significant overall effect on our annual results of operations during fiscal 2021 or 2020.
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

Leases
We evaluate our leases at their inception to estimate their expected term, which commences on the date when we have the right to control the use of the leased property and includes the non-cancelable base term plus all option periods we are reasonably certain to exercise. Our judgment in determining the appropriate expected term and discount rate for each lease affects our evaluation of:
•The classification and accounting for leases as operating versus finance;
•The rent holidays and escalation in payments that are included in the calculation of the lease liability and related right-of-use asset; and
•The term over which leasehold improvements for each restaurant facility are amortized.
These judgments may produce materially different amounts of lease liabilities and right-of-use assets recognized on our consolidated balance sheets, as well as depreciation, amortization, interest and rent expense recognized in our consolidated statements of earnings if different discount rates and expected lease terms were used.
Valuation of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. Based on a review of operating results for each of our restaurants, the amount of net book value associated with lower performing restaurants that would be deemed at risk for impairment is not material to our consolidated financial statements.

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

During fiscal 2021, we elected to perform a qualitative assessment for our annual impairment review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, COVID-19, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. Based on the results of the qualitative assessment which considered the improvements of each of our brands’ financial performance, as well as the improved overall operating environment, no indicators of impairment were identified. Changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill and trademarks, could result in an impairment loss of a portion or all of our goodwill or trademarks.
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our revolving credit agreement (Revolving Credit Agreement) increases. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At May 30, 2021, additional write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.69 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $2.4 million for fiscal 2021.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 12 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $51.8 million balance of unrecognized tax benefits at May 30, 2021, includes $35.9 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $35.9 million, $18.0 million relates to items that would impact our effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES
Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance capital expenditures for new restaurants and to remodel and maintain existing restaurants, to pay dividends to our shareholders and to repurchase shares of our common stock. Since substantially all of our sales are for cash and cash equivalents, and accounts payable are generally paid in 5 to 90 days, we are typically able to carry current liabilities in excess of current assets. As previously noted, during the fourth quarter of fiscal 2020, all of our restaurants began operating at reduced capacities due to COVID-19 and initially were not able to generate sufficient cash from operations to cover all of our projected expenditures while operating at those reduced capacities. Accordingly, we took significant steps to adapt our business, which allowed us to continue to serve guests, support our team members and secure our liquidity position to provide financial flexibility. As state and local governments allowed us to open dining rooms at limited capacities our cash flows improved, and during fiscal 2021 we generated positive operating cash flows and fully repaid our $270.0 million 364-day term loan prior to maturity. Additionally, our Board of Directors declared a cash dividend of $1.10 per share to be paid on August 2, 2021 to all shareholders of record as of the close of business on July 9, 2021.
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
We maintain a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of May 30, 2021, we had no outstanding balances under the Revolving Credit Agreement.
At May 30, 2021, our long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 30, 2021, no such adjustments are made to this rate.
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

A summary of our contractual obligations and commercial commitments at May 30, 2021, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,554.9	$41.6	$83.2	$83.2	$1,346.9
Leases (2)	3,131.4	410.9	756.9	631.2	1,332.4
Purchase obligations (3)	693.2	642.4	42.8	8.0	—
Benefit obligations (4)	357.7	29.4	63.1	68.4	196.8
Unrecognized income tax benefits (5)	54.1	37.2	3.8	13.1	—
Total contractual obligations	$5,791.3	$1,161.5	$949.8	$803.9	$2,876.1

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$99.4	$99.4	$—	$—	$—
Guarantees (7)	121.5	34.8	52.9	26.2	7.6
Total commercial commitments	$220.9	$134.2	$52.9	$26.2	$7.6
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $9.1 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous commitments.
(4)Includes expected contributions associated with our supplemental defined benefit pension plan and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2031.
(5)Includes interest on unrecognized income tax benefits of $2.3 million, $1.4 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $70.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $28.9 million of surety bonds related to other payments.
(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster.

Our adjusted debt to adjusted total capital ratio was 55 percent and 61 percent as of May 30, 2021 and May 31, 2020, respectively. Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement. For fiscal 2021 and fiscal 2020, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $385.7 million and $392.6 million, respectively. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 30, 2021	May 31, 2020
CAPITAL STRUCTURE
Short-term debt	$—	$270.0
Long-term debt, excluding unamortized discount and issuance costs	938.9	939.1
Total debt	$938.9	$1,209.1
Stockholders’ equity	2,813.1	2,331.2
Total capital	$3,752.0	$3,540.3
CALCULATION OF ADJUSTED CAPITAL
Total debt	$938.9	$1,209.1
Lease-debt equivalent	2,314.2	2,355.4
Guarantees	121.5	151.5
Adjusted debt	$3,374.6	$3,716.0
Stockholders’ equity	2,813.1	2,331.2
Adjusted total capital	$6,187.7	$6,047.2
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	25%	34%
Adjusted debt to adjusted total capital ratio	55%	61%

Net cash flows provided by operating activities from continuing operations were $1.19 billion and $717.4 million in fiscal 2021 and 2020, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $632.4 million in fiscal 2021 and net loss from continuing operations of $49.2 million in fiscal 2020. Net cash flows provided by operating activities from continuing operations increased in fiscal 2021 primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $263.7 million in fiscal 2021 compared to net cash flows used in investing activities from continuing operations of $544.0 million in fiscal 2020. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $254.9 million in fiscal 2021, compared to $459.9 million in fiscal 2020. The reduction in capital expenditures during fiscal 2021 was due to COVID-19. Net cash flows used in investing activities for fiscal 2020 also reflect net cash used of $55.8 million in the acquisition of Cheddar’s Scratch Kitchen restaurants from existing franchisees.
Net cash flows used in financing activities from continuing operations were $478.9 million in fiscal 2021, compared to net cash flows provided by financing activities from continuing operations of $138.7 million in fiscal 2020. Net cash flows used in financing activities in fiscal 2021 included repayment of $270.0 million from a 364-day term loan, dividend payments of $202.6 million and share repurchases of $45.4 million, partially offset by proceeds from the exercise of employee stock options. Net cash flows providing by financing activities in fiscal 2020 included proceeds of $750.0 million from drawing on our Revolving Credit Agreement, net proceeds of $505.1 million from a follow-on common stock offering, proceeds of $270.0 million from a 364-day term loan and proceeds from the exercise of employee stock options, partially offset by repayment of the $750.0 million drawn from our Revolving Credit Agreement, dividend payments of $322.3 million and share repurchases of $330.3 million.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. In April 2018, our Benefit Plans Committee approved the termination of our primary non-contributory defined benefit pension plan (the Retirement Income Plan for Darden Restaurants, Inc.).  Plan participants who had not yet begun receiving their benefit payments were provided the opportunity to receive their full accrued benefits from plan assets by either (i) electing immediate lump sum distributions or annuities or (ii) deferring commencement of their benefits to a later date. During fiscal 2020, we made a funding contribution of approximately $12.7 million to fully fund the benefit obligation. As of May 31, 2020, all of the plan assets were either (i) distributed to settle the benefits for participants who selected the lump sum option or (ii) transferred to a third-party annuity provider for all other eligible participants. The settlement of the benefit obligation to plan participants in fiscal 2020 resulted in a pre-tax pension settlement charge of $145.5 million recorded in other (income) expense, net in our consolidated statement of earnings. We expect to contribute approximately $0.4 million to our supplemental defined benefit pension plan and approximately $2.0 million to our postretirement benefit plan during fiscal 2022.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2022.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $1.87 billion at May 30, 2021, compared with $1.10 billion at May 31, 2020. The increase was primarily due to an increase in cash and cash equivalents driven by cash from operations as well as an increase in prepaid income taxes.
Our total current liabilities were $1.85 billion at May 30, 2021, compared with $1.79 billion at May 31, 2020. The increase was primarily due to an increase in other current liabilities and accounts payable, partially offset by the repayment of our $270 million term loan in fiscal 2021.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 30, 2021, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $74.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $72.6 million. The fair value of our long-term fixed-rate debt outstanding as of May 30, 2021, averaged $1.01 billion, with a high of $1.06 billion and a low of $917.3 million during fiscal 2021. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has concluded that, as of May 30, 2021, the Company’s internal control over financial reporting was effective based on these criteria.
The Company’s independent registered public accounting firm KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.
/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr.
Chairman and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 30, 2021 and May 31, 2020, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated July 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
July 23, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 30, 2021 and May 31, 2020, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2021 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 30, 2021 and May 31,2020, and the results of its operations and its cash flows for each of the years in the three-year period ended May 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
    Evaluation of long-lived assets for impairment
As discussed in Notes 1, 4 and 10 to the consolidated financial statements, land, buildings and equipment, net and operating right-of-use assets were $6.6 billion as of May 30, 2021. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.
We identified the evaluation of indicators of potential long-lived assets impairment as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions in the Company’s analysis, including future cash flows and the expected useful life. Adverse changes in these assumptions could have a significant impact on whether an indicator has been identified and could have a material impact on the Company’s consolidated financial statements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls over the identification of indicators of impairment and the assumptions listed above. For certain asset groups, we compared the future cash flows used by the Company in its evaluation of indicators of potential long-lived asset impairment to historical results. We evaluated the expected useful life for certain asset groups by inspecting underlying documents, such as real estate meeting minutes and other documents to assess the Company’s plans to dispose or close asset groups. We corroborated the Company’s plans with others in the organization who are responsible for, and have authority over, disposition and closure activities.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Orlando, Florida
July 23, 2021

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Sales	$7,196.1	$7,806.9	$8,510.4
Costs and expenses:
Food and beverage	2,072.1	2,240.8	2,412.5
Restaurant labor	2,286.3	2,682.6	2,771.1
Restaurant expenses	1,344.2	1,475.1	1,477.8
Marketing expenses	91.1	238.0	255.3
General and administrative expenses	396.2	376.4	405.5
Depreciation and amortization	350.9	355.9	336.7
Impairments and disposal of assets, net	6.6	221.0	19.0
Goodwill impairment	—	169.2	—
Total operating costs and expenses	$6,547.4	$7,759.0	$7,677.9
Operating income	$648.7	$47.9	$832.5
Interest, net	63.5	57.3	50.2
Other (income) expense, net	8.7	151.6	—
Earnings (loss) before income taxes	$576.5	$(161.0)	$782.3
Income tax expense (benefit)	(55.9)	(111.8)	63.7
Earnings (loss) from continuing operations	$632.4	$(49.2)	$718.6
Losses from discontinued operations, net of tax benefit of $3.2, $0.9 and $1.8, respectively	(3.1)	(3.2)	(5.2)
Net earnings (loss)	$629.3	$(52.4)	$713.4
Basic net earnings per share:
Earnings (loss) from continuing operations	$4.85	$(0.40)	$5.82
Losses from discontinued operations	(0.02)	(0.03)	(0.04)
Net earnings (loss)	$4.83	$(0.43)	$5.78
Diluted net earnings per share:
Earnings (loss) from continuing operations	$4.80	$(0.40)	$5.73
Losses from discontinued operations	(0.03)	(0.03)	(0.04)
Net earnings (loss)	$4.77	$(0.43)	$5.69
Average number of common shares outstanding:
Basic	130.4	122.7	123.5
Diluted	131.8	122.7	125.4
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Net earnings (loss)	$629.3	$(52.4)	$713.4

Foreign currency adjustment	0.7	5.5	0.6
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.4, $(0.3) and $(0.1), respectively	16.5	(17.6)	5.6
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $1.5, $30.8 and $(6.4), respectively	4.6	92.7	(19.2)
Other comprehensive income (loss)	$21.8	$80.6	$(13.0)
Total comprehensive income	$651.1	$28.2	$700.4
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 30, 2021	May 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,214.7	$763.3
Receivables, net	68.2	49.8
Inventories	190.8	206.9
Prepaid income taxes	337.2	18.4
Prepaid expenses and other current assets	60.2	63.0
Total current assets	$1,871.1	$1,101.4
Land, buildings and equipment, net	2,869.2	2,756.9
Operating lease right-of-use assets	3,776.4	3,969.2
Goodwill	1,037.4	1,037.4
Trademarks	806.3	805.9
Other assets	295.7	275.3
Total assets	$10,656.1	$9,946.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304.5	$249.4
Short-term debt	—	270.0
Accrued payroll	177.4	150.0
Accrued income taxes	35.9	6.2
Other accrued taxes	60.5	43.4
Unearned revenues	474.2	467.9
Other current liabilities	795.8	605.9
Total current liabilities	$1,848.3	$1,792.8
Long-term debt	929.8	928.8
Deferred income taxes	221.6	56.1
Operating lease liabilities - non-current	4,088.5	4,276.3
Other liabilities	754.8	560.9
Total liabilities	$7,843.0	$7,614.9
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 130.8 and 129.9 shares, respectively; outstanding 130.8 and 129.9 shares, respectively	2,286.6	2,205.3
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings	522.3	143.5
Accumulated other comprehensive income (loss)	4.2	(17.6)
Total stockholders’ equity	$2,813.1	$2,331.2
Total liabilities and stockholders’ equity	$10,656.1	$9,946.1
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus			Treasury Stock
	Shares	Amount	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 27, 2018	123.5	$1,631.9	$657.6	1.3	$(7.8)	$(85.2)	$(1.7)	$2,194.8
Net earnings	—	—	713.4	—	—	—	—	713.4
Other comprehensive income	—	—	—	—	—	(13.0)	—	(13.0)
Dividends declared ($3.00 per share)	—	—	(373.5)	—	—	—	—	(373.5)
Stock option exercises	1.2	52.2	—	—	—	—	—	52.2
Stock-based compensation	—	26.8	—	—	—	—	—	26.8
Repurchases of common stock	(1.9)	(26.2)	(181.3)	—	—	—	—	(207.5)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	7.1	—	—	—	—	0.8	7.9
Other	—	(6.8)	(9.6)	(1.3)	7.8	—	0.1	(8.5)
Balances at May 26, 2019	123.1	$1,685.0	$806.6	—	$—	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	—	(52.4)	—	—	—	—	(52.4)
Other comprehensive income	—	—	—	—	—	80.6	—	80.6
Dividends declared ($2.64 per share)	—	—	(325.1)	—	—	—	—	(325.1)
Stock option exercises	0.3	12.4	—	—	—	—	—	12.4
Stock-based compensation	—	33.4	—	—	—	—	—	33.4
Repurchases of common stock	(2.9)	(40.9)	(289.4)	—	—	—	—	(330.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.4	8.4	—	—	—	—	—	8.4
Stock issuance - Public Offering	9.0	505.1	—	—	—	—	—	505.1
Other	—	1.9	3.8	—	—	—	0.8	6.5
Balances at May 31, 2020	129.9	$2,205.3	$143.5	—	$—	$(17.6)	$—	$2,331.2
Net earnings	—	—	629.3	—	—	—	—	629.3
Other comprehensive income	—	—	—	—	—	21.8	—	21.8
Dividends declared ($1.55 per share)	—	—	(203.9)	—	—	—	—	(203.9)
Stock option exercises	0.7	36.6	—	—	—	—	—	36.6
Stock-based compensation	—	39.8	—	—	—	—	—	39.8
Repurchases of common stock	(0.4)	(6.3)	(39.1)	—	—	—	—	(45.4)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.6	9.6	—	—	—	—	—	9.6
Other	—	1.6	(7.5)	—	—	—	—	(5.9)
Balances at May 30, 2021	130.8	$2,286.6	$522.3	—	$—	$4.2	$—	$2,813.1

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Cash flows - operating activities
Net earnings (loss)	$629.3	$(52.4)	$713.4
Losses from discontinued operations, net of tax	3.1	3.2	5.2
Adjustments to reconcile net earnings (loss) from continuing operations to cash flows:
Depreciation and amortization	350.9	355.9	336.7
Goodwill and other impairments and disposal of assets, net	6.6	390.2	19.0
Stock-based compensation expense	72.4	53.0	59.8
Change in current assets and liabilities	(25.9)	(73.3)	36.4
Contributions to pension and postretirement plans	(1.8)	(14.4)	(1.7)
Deferred income taxes	169.2	(133.6)	47.5
Change in deferred rent	—	—	34.3
Change in other assets and liabilities	23.0	38.3	9.5
Pension settlement charge	—	145.5	—
Other, net	(33.3)	5.0	7.5
Net cash provided by operating activities of continuing operations	$1,193.5	$717.4	$1,267.6
Cash flows - investing activities
Purchases of land, buildings and equipment	(254.9)	(459.9)	(452.0)
Proceeds from disposal of land, buildings and equipment	5.4	5.8	13.2
Cash used in business acquisitions, net of cash acquired	—	(55.8)	—
Purchases of capitalized software and other assets	(15.4)	(24.6)	(25.9)
Other, net	1.2	(9.5)	2.1
Net cash used in investing activities of continuing operations	$(263.7)	$(544.0)	$(462.6)
Cash flows - financing activities
Net proceeds from issuance of common stock	46.2	525.9	59.3
Dividends paid	(202.6)	(322.3)	(370.8)
Repurchases of common stock	(45.4)	(330.3)	(207.5)
Proceeds from issuance of short-term debt	—	1,020.0	137.5
Repayments of short-term debt	(270.0)	(750.0)	(137.5)
Principal payments on finance leases	(7.1)	(5.2)	(6.2)
Proceeds from financing lease obligation	—	—	40.9
Other, net	—	0.6	0.1
Net cash provided by (used in) financing activities of continuing operations	$(478.9)	$138.7	$(484.2)
Cash flows - discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	0.5	(6.1)	(10.4)
Net cash used in discontinued operations	$0.5	$(6.1)	$(10.4)
Increase in cash and cash equivalents	451.4	306.0	310.4
Cash and cash equivalents - beginning of year	763.3	457.3	146.9
Cash and cash equivalents - end of year	$1,214.7	$763.3	$457.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Cash flows from changes in current assets and liabilities
Receivables, net	$(18.4)	$13.7	$2.1
Inventories	16.1	(13.9)	(2.1)
Prepaid expenses and other current assets	3.1	(2.8)	(8.2)
Accounts payable	48.9	(68.5)	55.0
Accrued payroll	27.4	(25.3)	(2.2)
Prepaid/accrued income taxes	(289.1)	17.8	(14.2)
Other accrued taxes	17.1	(10.9)	(2.4)
Unearned revenues	6.2	39.4	11.3
Other current liabilities	162.8	(22.8)	(2.9)
Change in current assets and liabilities	$(25.9)	$(73.3)	$36.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® and Eddie V’s Prime Seafood® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 33 franchised restaurants. We also have 24 franchised restaurants in operation located in Latin America. All significant intercompany balances and transactions have been eliminated in consolidation.

For fiscal 2021, 2020 and 2019, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented.
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Beginning in late March 2020, we operated with all of our dining rooms closed and served our guests in a To Go only or To Go and delivery format. In late April 2020, state and local governments began to allow us to open dining rooms at limited capacities, along with other operating restrictions.
As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms to some extent and few capacity restrictions or other COVID-19 restrictions remained in place in the United States. However, it is possible additional outbreaks could require us to again reduce our capacity or limit or suspend our in-restaurant dining operations.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2021, which ended May 30, 2021, consisted of 52 weeks. Fiscal 2020, which ended May 31, 2020, consisted of 53 weeks and fiscal 2019, which ended May 26, 2019, consisted of 52 weeks.
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
Cash and Cash Equivalents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

(in millions)	May 30, 2021	May 31, 2020
Short-term investments	$890.9	$673.5
Credit card receivables	123.2	64.0
Depository accounts	200.6	25.8
Total cash and cash equivalents	$1,214.7	$763.3
As of May 30, 2021, and May 31, 2020, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents.
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

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Depreciation and amortization on buildings and equipment	$323.5	$326.8	$308.8
Losses on replacement of equipment	2.6	2.4	3.6

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 30, 2021	May 31, 2020
Capitalized software	$227.1	$227.9
Accumulated amortization	(175.5)	(159.7)
Capitalized software, net of accumulated amortization	$51.6	$68.2

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

(in millions)	May 30, 2021	May 31, 2020
Definite-lived intangible assets	$23.8	$23.8
Accumulated amortization	(8.5)	(6.4)
Definite-lived intangible assets, net of accumulated amortization	$15.3	$17.4

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	1.2	0.9
Definite-lived intangible liabilities, net of accumulated amortization	$(1.8)	$(2.1)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Amortization expense - capitalized software	$25.4	$25.7	$26.7
Amortization expense - other definite-lived intangibles	2.0	3.4	1.2
Based on the net book values of our definite-lived intangible assets and liabilities at May 30, 2021, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $21.0 million annually for fiscal 2022 through 2026.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 30, 2021	May 31, 2020	May 30, 2021	May 31, 2020
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.4	147.0
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,037.4	$1,037.4	$806.3	$805.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During fiscal 2021, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, COVID-19, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

During fiscal 2020, due to the economic impact of COVID-19 on Darden’s overall market capitalization and the impact on Cheddar’s Scratch Kitchen projected sales and cash flows, we determined that both the estimated fair values of the trademark and the reporting unit for Cheddar’s Scratch Kitchen were less than their carrying values. As a result, we recorded in our fiscal 2020 fourth quarter pre-tax non-cash impairment charges of $145.0 million and $169.2 million related to the Cheddar’s Scratch Kitchen trademark and goodwill balances, respectively. The fair value of our remaining reporting units exceeded their carrying values by at least 30 percent and the trademark fair value of our remaining reporting units exceeded their carrying values by at least 40 percent.

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
Impairment or Disposal of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If such assets are determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined based on appraisals, sales prices of comparable assets or discounted future net cash flows expected to be generated by the assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell, and are included in assets held for sale on our consolidated balance sheets when certain criteria are met. These criteria include, among other factors, the requirement that the likelihood of disposing of these assets within one year is probable. Assets not meeting the “held for sale” criteria remain in land, buildings and equipment until their disposal is probable within one year.
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
Insurance Accruals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to interest rate hedges, equity forwards contracts and commodity swaps. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). However, we do at times enter into instruments designated as fair value hedges to reduce our exposure to changes in fair value of the related hedged item. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows or fair value of the derivative are not expected to offset changes in cash flows or fair value of the hedged item. However, we have entered into equity forwards to economically hedge changes in the fair value of employee investments in our non-qualified deferred compensation plan. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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

Within the provisions of certain of our leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in lease expense on a straight-line basis for operating leases over the expected lease term. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before lease payments are due under the terms of the lease. Many of our leases have renewal periods totaling 5 to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the lease payments. At lease inception, we include option periods that we are reasonably certain to exercise as failure to renew the lease would impose an economic penalty either from the loss of our investment in leasehold improvements or future cash flows from operating the restaurant. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine finance versus operating lease classifications. Variable lease expense is generally based on sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Landlord allowances are recorded as an adjustment to the right-of-use assets. Gains and losses on sale-leaseback transactions are recognized immediately. We elected the practical expedient to not separate lease and non-lease components for real estate leases entered into after adoption. See Note 10 for additional information.
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

Net Earnings per Share
Basic net earnings per share are computed by dividing net earnings by the weighted-average number of common shares outstanding for the reporting period. Diluted net earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options, restricted stock units and equity-settled performance stock units granted by us represent the only dilutive effect reflected in diluted weighted-average shares outstanding. These stock-based compensation instruments do not impact the numerator of the diluted net earnings per share computation.

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 30, 2021	May 31, 2020	May 26, 2019
Earnings (loss) from continuing operations	$632.4	$(49.2)	$718.6
Losses from discontinued operations	(3.1)	(3.2)	(5.2)
Net earnings (loss)	$629.3	$(52.4)	$713.4
Weighted average common shares outstanding – Basic	130.4	122.7	123.5
Effect of dilutive stock-based compensation	1.4	—	1.9
Weighted average common shares outstanding – Diluted	131.8	122.7	125.4
Basic net earnings per share:
Earnings (loss) from continuing operations	$4.85	$(0.40)	$5.82
Losses from discontinued operations	(0.02)	(0.03)	(0.04)
Net earnings (loss)	$4.83	$(0.43)	$5.78
Diluted net earnings per share:
Earnings (loss) from continuing operations	$4.80	$(0.40)	$5.73
Losses from discontinued operations	(0.03)	(0.03)	(0.04)
Net earnings (loss)	$4.77	$(0.43)	$5.69
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Anti-dilutive stock-based compensation awards	0.7	2.0	0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $5.2 million and $4.5 million at May 30, 2021 and May 31, 2020, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $0.6 million, $(0.2) million and $(1.0) million for fiscal 2021, 2020 and 2019, respectively.
Recently Adopted Accounting Standards
As of June 1, 2020, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326). The amendments in this update require entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings. This guidance impacts, among other items, how a company determines liabilities associated with financial guarantees related to assigned leases. We remain contingently liable for lease payments under certain restaurant leases related to dispositions. We adopted this guidance using the modified retrospective transition method. Upon adoption, we recorded a $7.5 million (net of tax of $2.5 million) cumulative-effect adjustment to the beginning balance of retained earnings related to an expected credit loss liability for the contingent aspect of our lease guarantees. See Note 15 for information regarding contingent lease guarantees.

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
Application of New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact to our consolidated financial statements.
NOTE 2 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 30, 2021	May 31, 2020
Unearned revenues
Deferred gift card revenue	$494.3	$494.6
Deferred gift card discounts	(20.5)	(28.2)
Other	0.4	1.5
Total	$474.2	$467.9

Other liabilities
Deferred franchise fees - non-current	$2.2	$2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a rollforward of deferred gift card revenue:

	Twelve Months Ended
(in millions)	May 30, 2021	May 31, 2020
Beginning balance	$494.6	$453.6
Activations	510.0	683.9
Redemptions and breakage	(510.3)	(642.9)
Ending balance	$494.3	$494.6

NOTE 3 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Restaurant impairments	$5.3	$51.2	$19.5
Disposal (gains) losses	(2.1)	(2.4)	(0.7)
Other	3.4	172.2	0.2
Impairments and disposal of assets, net	$6.6	$221.0	$19.0
Restaurant impairments for fiscal 2021 were primarily related to 4 underperforming restaurants. Restaurant impairments for fiscal 2020 were primarily related to the economic impact of COVID-19 on 11 underperforming restaurants that were permanently closed during the fourth quarter of fiscal 2020 and 9 other restaurants whose projected cash flows were not sufficient to cover their respective carrying values. Restaurant impairments for fiscal 2019 were primarily related to underperforming restaurants.
Disposal gains for fiscal 2021, 2020 and 2019 are primarily related to sale-leasebacks, disposal of closed locations, and the sale of liquor licenses.
Other impairment charges for fiscal 2021 were primarily related to software and lease right-of-use asset impairments. Other impairment charges for fiscal 2020 were primarily related to a trademark impairment resulting from the economic impact of COVID-19 on Cheddar’s Scratch Kitchen forecasted sales, in addition to impairments related to inventory obsolescence and a receivable deemed uncollectible.
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
NOTE 4 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	May 30, 2021	May 31, 2020
Land	$122.7	$126.5
Buildings	3,214.6	3,082.2
Equipment	1,794.6	1,756.3
Assets under finance leases	455.9	278.0
Construction in progress	125.2	154.8
Total land, buildings and equipment	$5,713.0	$5,397.8
Less accumulated depreciation and amortization	(2,793.4)	(2,598.0)
Less amortization associated with assets under finance leases	(50.4)	(42.9)
Land, buildings and equipment, net	$2,869.2	$2,756.9

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

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). During the first quarter of fiscal 2020, we changed our internal management reporting related to non-cash lease-related expenses, as these are expenses for which our operating segments are no longer being evaluated. This change reallocates non-cash lease-related expenses from our operating segments to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. Fiscal 2019 segment profit and depreciation and amortization have been restated for comparability. For fiscal 2021, restaurant and marketing expenses included approximately $28.9 million of costs related to special team member and manager bonuses as well as emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated. For fiscal 2020, restaurant and marketing expenses includes approximately $43.7 million of costs, net of retention credits associated with the CARES Act, related to emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 30, 2021 and for the year ended
Sales	$3,593.4	$1,810.4	$446.9	$1,345.4	$—	$7,196.1
Restaurant and marketing expenses	2,760.5	1,486.9	367.6	1,151.5	27.2	5,793.7
Segment profit	$832.9	$323.5	$79.3	$193.9	$(27.2)	$1,402.4

Depreciation and amortization	$142.1	$65.9	$31.4	$97.1	$14.4	$350.9
Impairments and disposal of assets, net	0.1	0.3	—	3.9	2.3	6.6
Segment assets	2,663.5	1,816.1	1,277.3	2,830.4	2,068.8	10,656.1
Purchases of land, buildings and equipment	106.5	43.4	41.3	60.4	3.3	254.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 31, 2020 and for the year ended
Sales	$4,013.8	$1,701.1	$541.1	$1,550.9	$—	$7,806.9
Restaurant and marketing expenses	3,281.0	1,439.2	452.8	1,413.6	49.9	6,636.5
Segment profit	$732.8	$261.9	$88.3	$137.3	$(49.9)	$1,170.4

Depreciation and amortization	$144.2	$68.4	$33.4	$101.0	$8.9	$355.9
Impairments and disposal of assets, net	3.4	1.8	11.5	171.3	33.0	221.0
Goodwill impairment	—	—	—	169.2	—	169.2
Segment assets	2,757.5	1,830.0	1,251.3	2,902.0	1,205.3	9,946.1
Purchases of land, buildings and equipment	199.3	74.1	62.1	117.0	7.4	459.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2019 and for the year ended
Sales	$4,287.3	$1,810.6	$605.9	$1,806.6	$—	$8,510.4
Restaurant and marketing expenses	3,408.3	1,481.8	481.3	1,540.7	4.6	6,916.7
Segment profit	$879.0	$328.8	$124.6	$265.9	$(4.6)	$1,593.7

Depreciation and amortization	$140.8	$68.2	$29.6	$92.7	$5.4	$336.7
Impairments and disposal of assets, net	8.9	0.3	—	10.3	(0.5)	19.0
Purchases of land, buildings and equipment	187.3	65.6	49.1	147.2	2.8	452.0
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Segment profit	$1,402.4	$1,170.4	$1,593.7
Less general and administrative expenses	(396.2)	(376.4)	(405.5)
Less depreciation and amortization	(350.9)	(355.9)	(336.7)
Less impairments and disposal of assets, net	(6.6)	(221.0)	(19.0)
Less goodwill impairment	—	(169.2)	—
Less interest, net	(63.5)	(57.3)	(50.2)
Less other (income) expense, net	(8.7)	(151.6)	—
Earnings (loss) before income taxes	$576.5	$(161.0)	$782.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 - DEBT
The components of short-term debt are as follows:

(in millions)	May 30, 2021	May 31, 2020
Variable-rate term loan (3.750% at May 31, 2020) due April 2021	$—	$270.0
On April 6, 2020, we entered into a $270.0 million 364-day Term Loan Credit Agreement (the Term Loan Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Term Loan Agreement was a senior unsecured obligation of the Company and contained customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated total debt to total capitalization ratio of 0.75 to 1.00). The Term Loan Agreement also contained events of default customary for credit agreements of this type. The Term Loan Agreement was fully drawn on April 6, 2020, during the fourth fiscal quarter of 2020, and was fully repaid during the first fiscal quarter of 2021.
The components of long-term debt are as follows:

(in millions)	May 30, 2021	May 31, 2020
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$939.1	$939.1
Fair value hedge	(0.2)	—
Less unamortized discount and issuance costs	(9.1)	(10.3)
Total long-term debt less unamortized discount and issuance costs	$929.8	$928.8

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 30, 2021, and thereafter are as follows:

(in millions)
Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Debt repayments	$—	$—	$—	$—	$—	$939.1
We maintain a $750.0 million revolving credit agreement (Revolving Credit Agreement) with BOA, as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of May 30, 2021, we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on October 27, 2022, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate plus 0.075 percent, the Federal Funds rate plus 0.500 percent, and the Eurocurrency Rate plus 1.075 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans. As of May 30, 2021, we had no outstanding balances under the Revolving Credit Agreement.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 30, 2021, no such adjustments are made to this rate.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We use financial derivatives to manage commodity price, interest rate and equity-based compensation risks inherent in our business operations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high-quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at May 30, 2021, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts for fiscal 2021 did not extend beyond May 2021.
We are currently party to interest-rate swap agreements with $300.0 million of notional value to limit the risk of change in fair value through fiscal 2031, of the $300.0 million 4.550 percent senior notes due February 2048. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations over the term of the agreements, thereby mitigating changes in fair value of the related debt. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During fiscal 2021, $0.1 million was recorded as a reduction to interest expense related to net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized stock-based awards we grant to certain employees (Darden stock units). The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2025. The contracts were initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts have net cash settlement terms and net settle every three months. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividends on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 30, 2021			May 30, 2021	May 31, 2020	May 30, 2021	May 31, 2020
Equity Forwards
Designated	0.2	$105.88	$24.0	$0.9	$1.8	$—	$—
Not designated	0.5	$98.22	$45.8	2.0	4.4	—	—
Total equity forwards				$2.9	$6.2	$—	$—
Commodity contracts
Designated	N/A	N/A	$0.8	$0.1	$0.3	$—	$1.8
Not designated	N/A	N/A	$—	—	—	—	0.3
Total commodity contracts				$0.1	$0.3	$—	$2.1
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$0.2	$—
Not designated	N/A	N/A		$—	$—	$—	$—
Total interest rate related				$—	$—	$0.2	$—
Total derivative contracts				$3.0	$6.5	$0.2	$2.1
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019	May 30, 2021	May 31, 2020	May 26, 2019
Equity (1)(2)	$16.9	$(15.5)	$10.8	$1.6	$1.0	$4.9
Commodity (3)	0.8	(3.7)	0.2	(0.7)	(2.3)	0.7
Interest rate (4)	—	—	—	(0.1)	(0.1)	(0.1)
Total	$17.7	$(19.2)	$11.0	$0.8	$(1.4)	$5.5
(1)In fiscal 2021 and 2020, location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)In fiscal 2019, location of the gain (loss) reclassified from AOCI to earnings is restaurant labor expenses and general and administrative expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(4)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019	May 30, 2021	May 31, 2020	May 26, 2019
Interest rate (1)(2)	$(0.2)	—	—	$0.2	—	—
Total	$(0.2)	$—	$—	$0.2	$—	$—

(1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 30, 2021	May 31, 2020	May 26, 2019
Food and beverage costs and restaurant expenses	$0.1	$0.3	$—
Restaurant labor expenses	—	—	11.2
General and administrative expenses	32.7	(12.3)	14.6
Total	$32.8	$(12.0)	$25.8
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 30, 2021, we expect to reclassify $0.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 8 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 30, 2021 and May 31, 2020:

Items Measured at Fair Value at May 30, 2021
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.1	$—	$0.1	$—
Equity forwards	(2)	2.9	—	2.9	—
Interest rate swaps	(3)	(0.2)	—	(0.2)	—
Total		$2.8	$—	$2.8	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 31, 2020
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.8)	$—	$(1.8)	$—
Equity forwards	(2)	6.2	—	6.2	—
Total		$4.4	$—	$4.4	$—
(1)The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
(2)The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(3)The fair value of our interest rate swap agreements is based on current and expected market interest rates, inclusive of the risk of nonperformance.

The carrying value and fair value of long-term debt, as of May 30, 2021, was $929.8 million and $1.06 billion, respectively. The carrying value and fair value of long-term debt as of May 31, 2020, was $928.8 million and $1.20 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 30, 2021, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material. As of May 31, 2020, operating lease right-of-use assets with a carrying amount of $24.2 million, primarily related to seven restaurants, were determined to have a fair value of $17.6 million resulting in an impairment of $6.6 million.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 30, 2021, long-lived assets held and used with a carrying amount of $5.6 million, primarily related to four underperforming restaurants, were determined to have a fair value of $0.6 million resulting in an impairment charge of $5.0 million. As of May 31, 2020, long-lived assets held and used with a carrying amount of $35.1 million, primarily related to thirteen underperforming restaurants as well as two restaurants damaged by natural disasters, were determined to have a fair value of $0.2 million resulting in an impairment of $34.9 million. Also as of May 31, 2020, goodwill and trademarks for our Cheddar’s Scratch Kitchen brand with carrying values of $334.3 million and $375.1 million, respectively, were determined to have fair values of $165.1 million and $230.1 million, respectively, resulting in a total impairment of $314.2 million.

NOTE 9 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 30, 2021 were purchased as part of our repurchase program authorized by our Board of Directors. On March 23, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500.0 million of our outstanding common stock. This repurchase program does not have an expiration and replaced the previously existing share repurchase authorization.
Share Retirements
As of May 30, 2021, of the 196.6 million cumulative shares repurchased under the current and previous authorizations, 185.2 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 26, 2019	$(1.0)	$9.0	$(106.2)	$(98.2)
Gain (loss)	5.5	(18.3)	(16.6)	(29.4)
Reclassification realized in net earnings	—	0.7	109.3	110.0
Balances at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.7	17.5	3.8	22.0
Reclassification realized in net earnings	—	(1.0)	0.8	(0.2)
Balances at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 30, 2021	May 31, 2020
Derivatives
Commodity contracts	(1)	$(0.7)	$(2.3)
Equity contracts	(2)	1.6	1.0
Interest rate contracts	(3)	(0.1)	(0.1)
	Total before tax	$0.8	$(1.4)
	Tax benefit (expense)	0.2	0.7
	Net of tax	$1.0	$(0.7)

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 30, 2021	May 31, 2020
Benefit plan funding position
Pension/postretirement plans- actuarial losses	(4)	$(0.1)	$(148.9)
Recognized net actuarial gain - other plans	(5)	(2.2)	3.3
	Total before tax	$(2.3)	$(145.6)
	Tax benefit (expense)	1.5	36.3
	Net of tax	$(0.8)	$(109.3)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 7 for additional details.
(2)Included in general and administrative expenses. See Note 7 for additional details.
(3)Included in interest, net, on our consolidated statements of earnings.
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

NOTE 10 – LEASES

The components of lease expense for continuing operations in the consolidated statement of earnings for the fiscal years ended May 30, 2021 and May 31, 2020 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	May 30, 2021	May 31, 2020
Operating lease expense	$384.6	$403.2
Finance lease expense
Amortization of leased assets	14.4	8.9
Interest on lease liabilities	20.9	15.9
Variable lease expense	6.9	5.4
Total lease expense	$426.8	$433.4

The components of lease assets and liabilities on the consolidated balance sheet as of May 30, 2021 and May 31, 2020 are as follows:

(in millions)	Balance Sheet Classification	May 30, 2021	May 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,776.4	$3,969.2
Finance lease right-of-use assets	Land, buildings and equipment, net	405.6	235.2
Total lease assets, net		$4,182.0	$4,204.4

Operating lease liabilities - current	Other current liabilities	$176.8	$160.6
Finance lease liabilities - current	Other current liabilities	7.3	5.7
Operating lease liabilities - non-current	Operating lease liabilities - non-current	4,088.5	4,276.3
Finance lease liabilities - non-current	Other liabilities	555.3	368.4
Total lease liabilities		$4,827.9	$4,811.0

Supplemental cash flow information related to leases for the fiscal years ended May 30, 2021 and May 31, 2020:

(in millions)	May 30, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$369.2	$371.7
Operating cash flows from finance leases	20.9	15.9
Financing cash flows from finance leases	7.1	5.2
Right-of-use assets obtained in exchange for new operating lease liabilities	14.5	171.3
Right-of-use assets obtained in exchange for new finance lease liabilities	196.4	191.9

The weighted-average remaining lease terms and discount rates as of May 30, 2021 and May 31, 2020 are as follows:

(in millions)	May 30, 2021	May 31, 2020
Weighted-Average Remaining Lease Term (Years)
Operating leases	16.2	16.9
Finance leases	21.8	20.6
Weighted-Average Discount Rate (1)
Operating leases	4.2%	4.2%
Finance leases	4.4%	4.8%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The annual maturities of our lease liabilities as of May 30, 2021 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2022	384.2	36.3
2023	386.7	37.7
2024	389.1	38.0
2025	393.1	38.6
2026	395.0	39.5
Thereafter	4,165.6	714.4
Total future lease commitments (1)	$6,113.7	$904.5
Less imputed interest	(1,848.4)	(341.9)
Present value of lease liabilities (2)	$4,265.3	$562.6
(1)Of the $6,113.7 million of total future operating lease commitments and $904.5 million of total future finance lease commitments, $2,723.7 million and $407.7 million, respectively, are non-cancelable.
(2)Excludes approximately $111.5 million of net present value of lease payments related to 29 real estate leases signed, but not yet commenced.

NOTE 11 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:

Balance Sheets

(in millions)	May 30, 2021	May 31, 2020
Receivables, net
Gift card sales	$37.9	$23.1
Miscellaneous	30.5	27.9
Allowance for doubtful accounts	(0.2)	(1.2)
Total	$68.2	$49.8

Other Current Liabilities
Non-qualified deferred compensation plan	$269.8	$242.5
Sales and other taxes	73.9	50.4
Insurance-related	49.0	43.1
Employee benefits	48.7	42.2
Accrued interest	9.7	9.7
Lease liabilities - current	184.1	166.3
Miscellaneous	160.6	51.7
Total	$795.8	$605.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Statements of Earnings

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Interest, net
Interest expense	$47.5	$49.3	$44.3
Imputed interest on finance leases	20.9	15.9	11.9
Capitalized interest	(3.2)	(3.0)	(2.2)
Interest income	(1.7)	(4.9)	(3.8)
Total	$63.5	$57.3	$50.2

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$62.5	$57.6	$50.8
Income taxes, net of refunds	$62.5	$0.3	$23.7
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$29.1	$23.2	$38.3

NOTE 12 - INCOME TAXES
The CARES Act was enacted on March 27, 2020. In an effort to enhance liquidity for businesses, the CARES Act provides for, among other items, federal net operating loss (NOL) carryback provisions, the deferral of the employer-paid portion of social security taxes and refundable employee retention tax credits. Additionally, the CARES Act includes provisions addressing technical amendments for accelerated tax depreciation on qualified improvement property (QIP).
We utilized the CARES Act provisions in the following ways in fiscal 2021:
•We will carry back the federal NOL generated in fiscal 2021 to the preceding five years;
•We elected to defer an additional $99.8 million of our employer-paid portion of social security taxes generated in fiscal 2021, while repaying the $24.8 million we deferred from fiscal 2020;
•We recognized additional acceleration of $81.7 million in tax depreciation as a result of the technical amendments to QIP; and
•We claimed additional refundable employee retention tax credits of approximately $13.0 million in fiscal 2021.

Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Earnings (loss) from continuing operations	$(55.9)	$(111.8)	$63.7
Loss from discontinued operations	(3.2)	(0.9)	(1.8)
Total consolidated income tax expense (benefit)	$(59.1)	$(112.7)	$61.9

The components of earnings (loss) from continuing operations before income taxes and the provision for income taxes thereon are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Earnings (loss) from continuing operations before income taxes:
U.S.	$575.1	$(165.1)	$780.7
Foreign	1.4	4.1	1.6
Earnings (loss) from continuing operations before income taxes	$576.5	$(161.0)	$782.3
Income taxes:
Current:
Federal	$(226.9)	$5.8	$(7.2)
State and local	5.3	15.9	20.3
Foreign	(0.2)	1.0	1.4
Total current	$(221.8)	$22.7	$14.5
Deferred (principally U.S.):
Federal	$151.9	$(109.0)	$44.9
State and local	14.0	(25.5)	4.3
Total deferred	$165.9	$(134.5)	$49.2
Total income tax expense (benefit)	$(55.9)	$(111.8)	$63.7

The effective income tax rates for fiscal 2021 and 2020 for continuing operations were (9.7) percent and 69.4 percent, respectively. During fiscal 2021, we had an income tax benefit of $55.9 million on earnings before income tax of $576.5 million compared to an income tax benefit of $111.8 million on a loss from continuing operations before income taxes of $161.0 million in fiscal 2020. The change was driven primarily by an increase in earnings before income taxes offset by the generation of a net operating loss for tax purposes in fiscal 2021 that will be carried back to fiscal years 2016 and 2017. An income tax benefit is generated due to the difference in federal tax rates between fiscal 2021 at 21.0 percent and fiscal 2016 and 2017 at 35.0 percent. We generated a net operating loss for tax purposes due to several factors, including the impact of COVID-19, accelerated tax depreciation, increased tax deductions for equity vesting and exercises, tax accounting method changes and various other tax planning initiatives.

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.7	3.7	2.4
Benefit of federal income tax credits	(11.1)	47.3	(10.8)
Stock-based compensation tax benefit	(1.9)	5.0	(2.0)
Nondeductible goodwill impairment	—	(16.4)	—
Deferred revaluation (1)	—	6.3	—
Federal net operating loss	(20.6)	—	—
Other, net	0.2	2.5	(2.5)
Effective income tax rate (2)	(9.7)%	69.4%	8.1%
(1)In fiscal 2020, we amended tax returns that were subject to a 35.0 percent or 29.4 percent statutory rate. Corresponding deferred tax balances were revalued at 21.0 percent.
(2)Our effective income tax rate of (9.7) percent for fiscal 2021 represents an income tax benefit as we generated pre-tax income from continuing operations in fiscal 2021. Our effective income tax rate of 69.4 percent for fiscal 2020 represents an income tax benefit as we generated a pre-tax loss from continuing operations in fiscal 2020, whereas our effective income tax rate of 8.1 percent for fiscal 2019 represents income tax expense as we generated pre-tax income from continuing operations in fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of May 30, 2021, we had estimated current prepaid state and federal income taxes of $15.7 million and $321.5 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state and federal income taxes payable of $6.1 million and $29.8 million which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 30, 2021, we had unrecognized tax benefits of $51.8 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 30, 2021, is $35.9 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $35.9 million, $18.0 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 31, 2020	$21.6
Additions related to current-year tax positions	3.6
Additions related to prior-year tax positions	30.0
Net reductions due to settlements with taxing authorities	(0.9)
Reductions to tax positions due to statute expiration	(2.5)
Balances at May 30, 2021	$51.8
Interest recorded on reserves for uncertain tax positions was included in income tax expense in our consolidated statements of earnings as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Interest recorded on unrecognized tax benefits	$0.7	$1.8	$1.5

At May 30, 2021, we had $2.3 million accrued for the payment of interest associated with unrecognized tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2021, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2017.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	May 30, 2021	May 31, 2020
Accrued liabilities	$65.4	$81.0
Compensation and employee benefits	120.4	127.5
Lease liabilities	1,189.3	1,186.8
Net operating loss, credit and charitable contribution carryforwards	195.5	117.3
Other	21.8	11.4
Gross deferred tax assets	$1,592.4	$1,524.0
Valuation allowance	(26.6)	(19.3)
Deferred tax assets, net of valuation allowance	$1,565.8	$1,504.7
Trademarks and other acquisition related intangibles	(171.5)	(164.4)
Buildings and equipment	(492.9)	(263.7)
Capitalized software and other assets	(22.3)	(25.7)
Lease assets	(1,089.9)	(1,098.0)
Other	(10.8)	(9.0)
Gross deferred tax liabilities	$(1,787.4)	$(1,560.8)
Net deferred tax liabilities	$(221.6)	$(56.1)

We have deferred tax assets of $61.2 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2022 and fiscal 2040. We have deferred tax assets of $91.5 million of federal and $46.3 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2022 and fiscal 2041.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 30, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Defined benefit pension plans funding	$0.4	$13.2	$0.4
Postretirement benefit plan funding	1.4	1.3	1.3

We expect to contribute approximately $0.4 million to our remaining defined benefit pension plan and approximately $2.0 million to our postretirement benefit plan during fiscal 2022.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax.
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 30, 2021 and May 31, 2020:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 30, 2021	May 31, 2020	May 30, 2021	May 31, 2020
Change in Benefit Obligation:
Benefit obligation at beginning of period	$5.0	$252.0	$20.9	$19.8
Service cost	—	—	—	0.1
Interest cost	0.1	3.3	0.6	0.7
Benefits paid (1)	(0.4)	(272.2)	(1.4)	(1.3)
Actuarial (gain) loss	0.1	21.9	(4.9)	1.6
Special termination benefits (3)	—	—	7.2	—
Benefit obligation at end of period (2)	$4.8	$5.0	$22.4	$20.9

Change in Plan Assets:
Fair value at beginning of period	$—	$248.5	$—	$—
Actual return on plan assets	—	10.5	—	—
Employer contributions	0.4	13.2	1.4	1.3
Benefits paid (1)	(0.4)	(272.2)	(1.4)	(1.3)
Fair value at end of period	$—	$—	$—	$—

Unfunded status at end of period	$(4.8)	$(5.0)	$(22.4)	$(20.9)
(1)Fiscal 2020 includes $271.8 million of benefits paid in accordance with the termination of our primary non-contributory defined benefit pension plan.
(2)Remaining defined benefit plan obligation relates to a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants.
(3)Special termination benefits relate to the fiscal 2021 voluntary early retirement incentive program. See Note 17 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 30, 2021	May 31, 2020	May 30, 2021	May 31, 2020
Components of the Consolidated Balance Sheets:
Current liabilities	$—	$—	$2.0	$1.3
Noncurrent liabilities	4.8	5.0	20.4	19.6
Net amounts recognized	$4.8	$5.0	$22.4	$20.9
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Prior service credit	$—	$—	$—	$0.2
Net actuarial gain (loss)	(1.6)	(1.6)	(3.7)	(8.8)
Net amounts recognized	$(1.6)	$(1.6)	$(3.7)	$(8.6)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 30, 2021	May 31, 2020
Accumulated benefit obligation for all defined benefit plans	$4.8	$5.0
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	4.8	5.0
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	4.8	5.0

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	May 30, 2021	May 31, 2020	May 30, 2021	May 31, 2020
Weighted-average assumptions used to determine benefit obligations at May 30 and May 31 (1)
Discount rate	2.46%	2.58%	2.86%	2.98%
Weighted-average assumptions used to determine net expense for fiscal years ended May 30 and May 31 (2)
Discount rate	2.58%	3.70%	2.92%	3.95%
(1)Determined as of the end of fiscal year.
(2)Determined as of the beginning of fiscal year.
We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. Additionally, for our mortality assumption as of fiscal year end, we selected the most recent Pri-2012 mortality tables and MP-2020 mortality improvement scale to measure the benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019	May 30, 2021	May 31, 2020	May 26, 2019
Service cost	$—	$—	$—	$—	$0.1	$0.1
Interest cost	0.1	3.3	9.3	0.6	0.7	0.8
Expected return on plan assets	—	(4.0)	(11.2)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	(0.3)	(4.8)	(4.8)
Recognized net actuarial loss	0.1	1.8	2.5	1.9	1.5	1.5
Settlement loss recognized	—	145.5	—	—	—	—
Net pension and postretirement cost (benefit)	$0.2	$146.6	$0.6	$2.2	$(2.5)	$(2.4)

The amortization of the net actuarial gain (loss) component of our fiscal 2022 net periodic benefit cost for the remaining defined benefit plan and postretirement benefit plan is expected to be approximately $0.2 million and $0.4 million, respectively.

The following benefit payments are expected to be paid between fiscal 2022 and fiscal 2031:

(in millions)	Defined Benefit Plan	Postretirement Benefit Plan
2022	$0.4	$2.0
2023	0.4	1.9
2024	0.4	1.8
2025	0.4	1.7
2026	0.4	1.6
2027-2031	1.7	6.3

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 21 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $1.2 billion at May 30, 2021, and $870.2 million at May 31, 2020. Expense recognized in fiscal 2021, 2020 and 2019 was $14.4 million, $19.9 million and $26.1 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $269.8 million and $242.5 million at May 30, 2021 and May 31, 2020, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.
Prior to fiscal 2021, the Darden Savings Plan included a leveraged Employee Stock Ownership Plan (ESOP). The ESOP borrowed $16.9 million from us at a variable rate of interest in July 1996 and was fully repaid during fiscal 2020. Compensation expense was recognized as contributions were accrued. Fluctuations in our stock price impacted the amount of expense recognized. Contributions to the Darden Savings Plan, plus the dividends accumulated on unallocated shares held by the ESOP, were used to pay principal, interest and expenses of the Darden Savings Plan. Prior to paying off the ESOP loan in fiscal 2020, as loan payments were made, common stock was allocated to ESOP participants. In fiscal years 2020 and 2019, the ESOP used dividends received of $0.2 million and $0.2 million, respectively, and contributions received from us of $0.5 million and $1.0 million, respectively, to pay principal and interest on our debt.

NOTE 14 - STOCK-BASED COMPENSATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. There are outstanding awards under the Prior Plans that may still vest and be exercised in accordance with their terms. As of May 30, 2021, approximately 0.6 million shares may be issued under outstanding awards that were granted under the Prior Plans.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Stock options	$8.6	$6.1	$5.0
Restricted stock units	9.5	8.0	6.1
Darden stock units	32.6	19.6	33.0
Equity-settled performance-based restricted stock units	17.9	16.1	12.9
Employee stock purchase plan	2.5	1.8	1.5
Director compensation program/other	1.3	1.4	1.3
Total	$72.4	$53.0	$59.8
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 30, 2021	May 31, 2020	May 26, 2019
Income tax benefits	$14.0	$10.0	$19.5

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Weighted-average fair value	$20.07	$19.94	$18.78
Dividend yield	3.0%	3.0%	3.2%
Expected volatility of stock	37.3%	22.5%	22.6%
Risk-free interest rate	0.4%	1.9%	2.9%
Expected option life (in years)	6.4	6.3	6.4
Weighted-average exercise price per share	$78.84	$124.24	$107.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our stock option activity as of and for the year ended May 30, 2021:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	2.62	$71.77	5.87	$41.7
Options granted	0.28	78.84
Options exercised	(0.73)	49.86
Options canceled	(0.02)	105.00
Outstanding end of period	2.15	$79.89	6.02	$136.4
Exercisable	1.23	$64.54	4.61	$96.8

The total intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $57.3 million, $21.3 million and $83.5 million, respectively. Cash received from option exercises during fiscal 2021, 2020 and 2019 was $36.6 million, $12.4 million and $52.2 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 30, 2021, there was $6.5 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of stock options that vested during fiscal 2021 was $8.6 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and amortized over their service periods which generally range from one to four years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which employees receive unrestricted shares of Darden stock.
The following table presents a summary of our RSU activity as of and for the fiscal year ended May 30, 2021:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.28	$99.44
Shares granted	0.10	84.65
Shares vested	(0.11)	88.03
Shares canceled	(0.01)	99.80
Outstanding end of period	0.26	$96.90

As of May 30, 2021, there was $6.2 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of RSUs that vested during fiscal 2021, 2020 and 2019 was $10.6 million, $4.6 million and $2.3 million, respectively.
Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and will be settled in cash at the end of their vesting periods, which typically range from three to five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period, is amortized over the vesting period and the vested portion is carried as a liability on our accompanying consolidated balance sheets. We also enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized Darden stock units granted (see Note 7 for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 30, 2021:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	1.03	$76.86
Units granted	0.28	78.84
Units vested	(0.44)	93.05
Units canceled	(0.07)	91.98
Outstanding end of period	0.80	$143.23

As of May 30, 2021, our total Darden stock unit liability was $63.8 million, including $28.9 million recorded in other current liabilities and $34.9 million recorded in other liabilities on our consolidated balance sheets. As of May 31, 2020, our total Darden stock unit liability was $49.1 million, including $27.7 million recorded in other current liabilities and $21.4 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 30, 2021, there was $32.1 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.6 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2021 was $40.7 million.

Relative total shareholder return PRSUs are equity-settled awards that vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. The awards vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service periods which generally range from two to five years.

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	50.5%	23.1%	23.4%
Risk-free interest rate	0.1%	1.8%	2.7%
Expected option life (in years)	2.8	2.9	2.9
Weighted-average grant date fair value per unit	$83.46	$98.16	$100.72
(1)Assumes a reinvestment of dividends.

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 30, 2021:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.55	$97.03
Units granted	0.14	83.46
Units vested	(0.20)	72.92
Units canceled	(0.01)	102.63
Outstanding end of period	0.48	$100.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of May 30, 2021, there was $11.3 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of equity-settled PRSUs that vested during fiscal 2021 was $14.9 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding senior officers subject to Section 16(b) of the Securities Exchange Act of 1934, and certain other employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 5.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2021, 2020 and 2019 was $9.6 million, $8.3 million and $7.1 million, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 30, 2021 and May 31, 2020, we had $70.5 million and $65.2 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 30, 2021 and May 31, 2020, we had $28.9 million and $44.0 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 30, 2021 and May 31, 2020, we had $121.5 million and $151.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 30, 2021 and May 31, 2020, amounted to $99.7 million and $122.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2022 through fiscal 2034. In conjunction with the adoption of ASU 2016-13 in the first quarter of fiscal 2021, the liability recorded for our expected credit losses under these leases as of May 30, 2021 was $10.0 million. See Note 1.
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

NOTE 16 - SUBSEQUENT EVENT
On June 23, 2021, the Board of Directors declared a cash dividend of $1.10 per share to be paid August 2, 2021 to all shareholders of record as of the close of business on July 9, 2021.

NOTE 17 - CORPORATE RESTRUCTURING

During the first quarter of fiscal 2021, as a result of the impact of COVID-19 on our business operations, we undertook a strategic restructuring of our corporate organization and workforce in order to reduce costs and better align corporate expenses to our sales levels in the current environment. The corporate restructuring included a voluntary early retirement incentive program and other involuntary strategic workforce reductions. In accordance with these actions, we incurred employee termination benefits costs and other costs of $47.0 million, including cash and non-cash components of $37.3 million and $9.7 million, respectively. These costs are reflected in general and administrative expenses and other (income) expense, net in our consolidated statements of earnings for the twelve months ended May 30, 2021.

The following table summarizes the accrued employee termination benefits and other costs which are included in other current liabilities on our consolidated balance sheet as of May 30, 2021. We expect the remaining liability to be paid by the fourth quarter of fiscal 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Initial Liability	Payments	Adjustments	Balance at May 30, 2021
Accrued liability (1)	$38.1	$(21.8)	$(0.8)	$15.5
(1)    Excludes costs associated with equity awards that will be settled in shares upon vesting and postretirement benefit plan valuation adjustment.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 30, 2021.
During the fiscal quarter ended May 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Eight Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.
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
We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board committees: the Audit Committee, which was established in accordance with Section 5(a)(58)(A) of the Exchange Act, Compensation Committee, Nominating and Governance Committee and Finance Committee. The Corporate Governance Guidelines and committee charters are available on our website at www.darden.com under the Investors - Governance tab and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Guidelines and committee charters should be addressed to Darden Restaurants, Inc., 1000 Darden Center Drive, Orlando, Florida 32837, Attention: Corporate Secretary.

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 23, 2021	DARDEN RESTAURANTS, INC.

		By:	/s/ Eugene I. Lee, Jr.
Eugene I. Lee, Jr., Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene I. Lee, Jr.	Director, Chairman and Chief Executive Officer (Principal executive officer)	July 23, 2021
Eugene I. Lee, Jr.

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial officer)	July 23, 2021
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 23, 2021
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 23, 2021

EXHIBIT INDEX
Exhibit Number	Title

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 24, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 25, 2020).

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

4.4
Officers’ Certificate and Authentication Order dated April 18, 2017 for the 3.850% Senior Notes due 2027 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between the Company and Wells Fargo Bank, National Association (as successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to our Amendment to Current Report on Form 8-K/A filed April 18, 2017).

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

4.7
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

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

*10.10	Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2015).

*10.11
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.12
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

*10.14
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2016).

*10.15
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2016).

*10.16
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

*10.17
Form of Performance Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

*10.18
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

*10.19
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

*10.20
Special Equity Award Grant Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan between the Company and Eugene I. Lee, Jr., dated as of June 29, 2017 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

*10.21
Darden Restaurants, Inc. Amended and Restated FlexComp Plan, amended and restated as of June 1, 2017 (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2017).

10.22
Credit Agreement, dated as of October 27, 2017, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 1, 2017).

*10.23
Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, adopted May 23, 2018 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.24
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.25
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.26
Amendment to the RARE Hospitality Management [sic], Inc. Deferred Compensation Plan, effective July 28, 2014 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.27
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.28
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.29
Form of Restricted Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.30
Form of Nonqualified Stock Option Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.31
Amended and Restated Darden Restaurants, Inc. Benefits Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.32
Amended and Restated RARE Hospitality International, Inc. Deferred Compensation Plan Trust Agreement, dated as of October 1, 2017, by and between Darden Restaurants, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.33
First Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2018 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.34
Second Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of June 1, 2019 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.35
Second Amendment to the RARE Hospitality International, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2009), effective as of June 1, 2019 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

10.36
Letter Agreement (amendment to Credit Agreement), dated as of March 25, 2020, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 23, 2020).

*10.37
Separation Agreement and General Release between Darden Restaurants, Inc. and David C. George dated as of June 24, 2020 (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.38
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.39
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.40
Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.41
Form of Restricted Stock Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.42
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q for fiscal quarter ended August 30, 2020).

*10.43	Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.44	Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.45	Darden Restaurants, Inc. Annual Incentive Plan, amended and restated effective as of May 31, 2021.

*10.46	Third Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of October 24, 2019.

*10.47	Fourth Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2017), effective as of January 1, 2021.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.