Form 10-Q
period 2021-08-29
DARDEN RESTAURANTS INC
filed 2021-10-05
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2021: 129,785,003.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 29, 2021	August 30, 2020
Sales	$2,306.0	$1,527.4
Costs and expenses:
Food and beverage	685.4	434.5
Restaurant labor	736.0	500.7
Restaurant expenses	378.1	290.9
Marketing expenses	23.9	28.8
General and administrative expenses	112.8	128.3
Depreciation and amortization	89.0	87.6
Total operating costs and expenses	$2,025.2	$1,470.8
Operating income	280.8	56.6
Interest, net	15.6	16.6
Other (income) expense, net	0.2	7.5
Earnings before income taxes	265.0	32.5
Income tax expense (benefit)	33.3	(4.8)
Earnings from continuing operations	$231.7	$37.3
Losses from discontinued operations, net of tax benefit of $0.5 and $0.9, respectively	(0.8)	(1.2)
Net earnings	$230.9	$36.1
Basic net earnings per share:
Earnings from continuing operations	$1.78	$0.29
Losses from discontinued operations	(0.01)	(0.01)
Net earnings	$1.77	$0.28
Diluted net earnings per share:
Earnings from continuing operations	$1.76	$0.28
Losses from discontinued operations	(0.01)	—
Net earnings	$1.75	$0.28
Average number of common shares outstanding:
Basic	130.3	130.0
Diluted	131.7	130.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 29, 2021	August 30, 2020
Net earnings	$230.9	$36.1

Foreign currency adjustment	(0.4)	0.2
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0 and $0.4, respectively	1.8	4.5
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1 and $0.1, respectively, related to pension and other post-employment benefits	0.2	0.4
Other comprehensive income	$1.6	$5.1
Total comprehensive income	$232.5	$41.2
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 29, 2021	May 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$947.8	$1,214.7
Receivables, net	67.6	68.2
Inventories	210.9	190.8
Prepaid income taxes	303.2	337.2
Prepaid expenses and other current assets	128.5	60.2
Total current assets	$1,658.0	$1,871.1
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,910.8 and $2,843.8, respectively	3,060.1	2,869.2
Operating lease right-of-use assets	3,673.3	3,776.4
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	306.6	295.7
Total assets	$10,541.7	$10,656.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$325.0	$304.5
Accrued payroll	154.3	177.4
Accrued income taxes	34.9	35.9
Other accrued taxes	67.9	60.5
Unearned revenues	447.1	474.2
Other current liabilities	685.8	795.8
Total current liabilities	$1,715.0	$1,848.3
Long-term debt	936.7	929.8
Deferred income taxes	216.3	221.6
Operating lease liabilities - non-current	3,981.6	4,088.5
Other liabilities	939.7	754.8
Total liabilities	$7,789.3	$7,843.0
Stockholders’ equity:
Common stock and surplus	$2,300.7	$2,286.6
Retained earnings	445.9	522.3
Accumulated other comprehensive income (loss)	5.8	4.2
Total stockholders’ equity	$2,752.4	$2,813.1
Total liabilities and stockholders’ equity	$10,541.7	$10,656.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 29, 2021 and August 30, 2020
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	230.9	—	230.9
Other comprehensive income	—	—	—	1.6	1.6
Dividends declared ($1.10 per share)	—	—	(144.1)	—	(144.1)
Stock option exercises	0.3	17.0	—	—	17.0
Stock-based compensation	—	16.3	—	—	16.3
Repurchases of common stock	(1.3)	(23.1)	(163.2)	—	(186.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	2.6	—	—	2.6
Other		1.3		—	1.3
Balance at August 29, 2021	130.0	$2,300.7	$445.9	$5.8	$2,752.4

Balance at May 31, 2020	129.9	$2,205.3	$143.5	$(17.6)	$2,331.2
Net earnings	—	—	36.1	—	36.1
Other comprehensive income	—	—	—	5.1	5.1
Stock option exercises	—	1.7	—	—	1.7
Stock-based compensation	—	11.1	—	—	11.1
Repurchases of common stock	(0.1)	(1.4)	(5.2)	—	(6.6)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.4	2.5	—	—	2.5
Other	—	1.7	(7.8)	—	(6.1)
Balance at August 30, 2020	130.2	$2,220.9	$166.6	$(12.5)	$2,375.0
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 29, 2021	August 30, 2020
Cash flows—operating activities
Net earnings	$230.9	$36.1
Losses from discontinued operations, net of tax	0.8	1.2
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	89.0	87.6
Stock-based compensation expense	27.6	19.1
Change in current assets and liabilities	(151.8)	20.6
Contributions to pension and postretirement plans	(0.5)	(0.4)
Deferred income taxes	(5.4)	(10.0)
Change in other assets and liabilities	(5.4)	66.2
Other, net	(4.9)	(13.7)
Net cash provided by operating activities of continuing operations	$180.3	$206.7
Cash flows—investing activities
Purchases of land, buildings and equipment	(82.7)	(42.2)
Proceeds from disposal of land, buildings and equipment	3.4	2.3
Purchases of capitalized software and other assets	(5.5)	(3.7)
Other, net	1.1	(0.4)
Net cash used in investing activities of continuing operations	$(83.7)	$(44.0)
Cash flows—financing activities
Proceeds from issuance of common stock	19.6	4.2
Dividends paid	(143.5)	—
Repurchases of common stock	(186.3)	(6.6)
Repayments of short-term debt	—	(270.0)
Principal payments on finance leases	(2.6)	(1.2)
Net cash used in financing activities of continuing operations	$(312.8)	$(273.6)
Cash flows—discontinued operations
Net cash provided by operating activities of discontinued operations	0.8	2.2
Net cash provided by discontinued operations	$0.8	$2.2

Decrease in cash, cash equivalents, and restricted cash	(215.4)	(108.7)
Cash, cash equivalents, and restricted cash - beginning of period	1,214.7	763.3
Cash, cash equivalents, and restricted cash - end of period	$999.3	$654.6

Reconciliation of cash, cash equivalents, and restricted cash:	August 29, 2021	August 30, 2020
Cash and cash equivalents	$947.8	$654.6
Restricted cash included in prepaid expenses and other current assets	51.5	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$999.3	$654.6

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 29, 2021	August 30, 2020
Cash flows from changes in current assets and liabilities
Receivables, net	0.8	2.6
Inventories	(20.0)	16.8
Prepaid expenses and other current assets	(11.8)	(0.1)
Accounts payable	14.7	(4.4)
Accrued payroll	(23.1)	(21.1)
Prepaid/accrued income taxes	33.0	2.1
Other accrued taxes	7.4	8.7
Unearned revenues	(27.1)	(19.5)
Other current liabilities	(125.7)	35.5
Change in current assets and liabilities	$(151.8)	$20.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of August 29, 2021, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 25 franchised restaurants in operation located in Latin America.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 29, 2022 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms and few capacity restrictions remained in place in the United States. Following increases in the numbers of cases of COVID-19 throughout the United States during the first quarter of fiscal 2022, some of our restaurants are subject to other COVID-19-related restrictions such as mask requirements or vaccine requirements for team members, guests or both. For the health and safety of our guests and team members, we continue to maintain our own COVID-19 protocols for our restaurant teams, including mask wearing, contact tracing, and exclusion of team members who meet our exclusion criteria. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto, including the federal Occupational Health and Safety Administration’s expected rules implementing a nationwide vaccine requirement for large employers.
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We elected to adopt this guidance during the quarter ended August 29, 2021; adoption did not have a material impact on our consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	August 29, 2021	May 30, 2021
Unearned revenues
Deferred gift card revenue	$465.0	$494.3
Deferred gift card discounts	(18.3)	(20.5)
Other	0.4	0.4
Total	$447.1	$474.2

Other liabilities
Deferred franchise fees - non-current	$2.7	$2.2
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Beginning balance	$494.3	$494.6
Activations	106.6	75.7
Redemptions and breakage	(135.9)	(94.7)
Ending balance	$465.0	$475.6

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	August 29, 2021	May 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,673.3	$3,776.4
Finance lease right-of-use assets	Land, buildings and equipment, net	588.7	405.6
Total lease assets, net		$4,262.0	$4,182.0

Operating lease liabilities - current	Other current liabilities	$176.1	$176.8
Finance lease liabilities - current	Other current liabilities	8.0	7.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,981.6	4,088.5
Finance lease liabilities - non-current	Other liabilities	745.5	555.3
Total lease liabilities		$4,911.2	$4,827.9
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Interest, net of amounts capitalized	$15.3	$16.5
Income taxes, net of refunds	4.2	1.9

Non-cash investing and financing activities are as follows:	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Increase in land, buildings and equipment through accrued purchases	$35.0	$26.8
Right-of-use assets obtained in exchange for new operating lease liabilities	3.6	17.9
Right-of-use assets obtained in exchange for new finance lease liabilities	67.8	—
Net change in right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	73.5	33.2
We have restricted cash, of $51.5 million and $0 as of August 29, 2021 and May 30, 2021, respectively, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 11, Commitments and Contingencies.
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended August 29, 2021 was 12.6 percent, reflecting income tax expense of $33.3 million compared to an effective income tax rate for the quarter ended August 30, 2020 of (14.8) percent, reflecting an income tax benefit of $4.8 million. The change was primarily driven by higher net earnings from continuing operations in the quarter ended August 29, 2021 compared to the quarter ended August 30, 2020 and the impact of certain tax credits on earnings before income taxes for the quarter ended August 30, 2020.
Included in our remaining balance of unrecognized tax benefits is $34.9 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Anti-dilutive stock-based compensation awards	—	1.1

Note 6.Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Seasons 52, Bahama Breeze and The Capital Burger restaurants in the U.S and results from our franchise operations.
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
In the first quarter of fiscal 2022, we changed our internal management reporting to include The Capital Burger in the Other Business segment. Previously, The Capital Burger was included in the Fine Dining segment due to its adjacency with The Capital Grille brand and overall immateriality. Fiscal 2021 figures have been restated for comparability.
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 29, 2021
Sales	$1,090.4	$567.1	$168.8	$479.7	$—	$2,306.0
Restaurant and marketing expenses	837.1	459.6	135.3	394.9	(3.5)	1,823.4
Segment profit	$253.3	$107.5	$33.5	$84.8	$3.5	$482.6

Depreciation and amortization	$35.3	$16.0	$8.2	$24.1	$5.4	$89.0
Purchases of land, buildings and equipment	35.3	20.1	8.7	17.9	0.7	82.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 30, 2020
Sales	$788.2	$376.8	$82.6	$279.8	$—	$1,527.4
Restaurant and marketing expenses	614.4	319.8	72.4	244.4	3.9	1,254.9
Segment profit	$173.8	$57.0	$10.2	$35.4	$(3.9)	$272.5

Depreciation and amortization	$35.9	$17.0	$7.6	$24.1	$3.0	$87.6
Purchases of land, buildings and equipment	13.2	6.7	10.1	11.3	0.9	42.2
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Segment profit	$482.6	$272.5
Less general and administrative expenses	(112.8)	(128.3)
Less depreciation and amortization	(89.0)	(87.6)
Less interest, net	(15.6)	(16.6)
Less other (income) expense, net	(0.2)	(7.5)
Earnings before income taxes	$265.0	$32.5

Note 7.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 29, 2021 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.4)	2.6	—	2.2
Reclassification realized in net earnings	—	(0.8)	0.2	(0.6)
Balance at August 29, 2021	$4.8	$9.7	$(8.7)	$5.8

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 30, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.2	4.4	—	4.6
Reclassification realized in net earnings	—	0.1	0.4	0.5
Balance at August 30, 2020	$4.7	$(4.1)	$(13.1)	$(12.5)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 29, 2021	August 30, 2020
Derivatives
Commodity contracts	(1)	$—	$(0.5)
Equity contracts	(2)	0.8	0.4
Total before tax		$0.8	$(0.1)
Tax (expense) benefit		—	—
Net of tax		$0.8	$(0.1)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$(0.1)	$—
Recognized net actuarial gain (loss) - other plans	(4)	(0.2)	(0.5)
Total before tax		$(0.3)	$(0.5)
Tax (expense) benefit		0.1	0.1
Net of tax		$(0.2)	$(0.4)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 9 for additional details.
(2)Included in general and administrative expenses. See Note 9 for additional details.
(3)Included in the computation of net periodic benefit costs - pension and postretirement plans, which is a component of other (income) expense, net, restaurant labor expenses and general and administrative expenses.
(4)Included in the computation of net periodic benefit costs - other plans, which is a component of restaurant labor, general and administrative expenses and other (income) expense, net.
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Three Months Ended
	August 29, 2021	August 30, 2020
Weighted-average fair value	$41.02	$20.07
Dividend yield	3.2%	3.0%
Expected volatility of stock	39.6%	37.3%
Risk-free interest rate	0.9%	0.4%
Expected option life (in years)	6.3	6.4
Weighted-average exercise price per share	$148.20	$78.84

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Three Months Ended
	August 29, 2021	August 30, 2020
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	53.4%	50.5%
Risk-free interest rate	0.4%	0.1%
Expected life (in years)	2.8	2.8
Weighted-average grant date fair value per unit	$172.34	$83.46
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 29, 2021.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.15	0.26	0.48	0.80
Awards granted	0.15	0.04	0.09	0.31
Awards exercised/vested	(0.29)	(0.05)	(0.15)	(0.21)
Awards forfeited	—	—	—	(0.02)
Outstanding end of period	2.01	0.25	0.42	0.88
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020
Stock options	$3.4	$1.6
Restricted stock/restricted stock units	3.8	2.8
Equity-settled performance stock units	8.1	5.7
Cash-settled Darden stock units	11.3	8.0
Employee stock purchase plan	0.7	0.6
Director compensation program/other	0.3	0.4
Total stock-based compensation expense	$27.6	$19.1

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at August 29, 2021, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through November 2021.
During the fourth quarter of fiscal 2021, we entered into interest-rate swap agreements with $300.0 million of notional value to limit the risk of change in fair value through fiscal 2031, of the $300.0 million 4.550 percent senior notes due February 2048. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations over the term of the agreements, thereby mitigating changes in fair value of the related debt. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarter ended August 29, 2021, $1.3 million was recorded as a reduction to interest expense related to net swap settlements.
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested, unrecognized cash-settled Darden stock units. The equity forward contracts will be settled at the end of the vesting periods of their underlying Darden stock units, which range between three and five years and currently extend through July 2026. The contracts are initially designated as cash flow hedges to the extent the Darden stock units are unvested and, therefore, unrecognized as a liability in our financial statements. The forward contracts have net cash settlement terms and net settle every three months. As the Darden stock units vest, we will de-designate that portion of the equity forward contract that no longer qualifies for hedge accounting, and changes in fair value associated with that portion of the equity forward contract will be recognized in current earnings. We periodically incur interest on the notional value of the contracts and receive dividend equivalents on the underlying shares. These amounts are recognized currently in earnings as they are incurred or received.
We entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through July 2026.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 29, 2021			August 29, 2021	May 30, 2021	August 29, 2021	May 30, 2021
Equity forwards:
Designated	0.4	$125.51	$46.7	$4.8	$0.9	$—	$—
Not designated	0.3	127.04	43.7	4.4	2.0	—	—
Total equity forwards				$9.2	$2.9	$—	$—
Commodity contracts:
Designated	N/A	N/A	$1.7	$—	$0.1	$—	$—
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts				$—	$0.1	$—	$—
Interest rate related
Designated	N/A	N/A	$300.0	$6.5	$—	$—	$0.2
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$6.5	$—	$—	$0.2
Total derivative contracts				$15.7	$3.0	$—	$0.2

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

    The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 29, 2021	August 30, 2020	August 29, 2021	August 30, 2020
Equity (1)	$2.7	$3.7	$0.8	$0.4
Commodity (2)	(0.1)	0.9	—	(0.5)
Total	$2.6	$4.6	$0.8	$(0.1)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	August 29, 2021	August 30, 2020	August 29, 2021	August 30, 2020
Interest rate (1)(2)	$6.7	$—	$(6.7)	$—
Total	$6.7	$—	$(6.7)	$—

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 29, 2021	August 30, 2020
Food and beverage costs and restaurant expenses	$0.1	$0.1
General and administrative expenses	5.1	4.5
Total	$5.2	$4.6
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 29, 2021, we expect to reclassify $1.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 29, 2021 and May 30, 2021.

Items Measured at Fair Value at August 29, 2021
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(2)	$9.2	$—	$9.2	$—
Interest rate swaps	(3)	6.5	—	6.5	—
Total		$15.7	$—	$15.7	$—

Items Measured at Fair Value at May 30, 2021
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.1	$—	$0.1	$—
Equity forwards	(2)	2.9	—	2.9	—
Interest rate swaps	(3)	(0.2)	—	(0.2)	—
Total		$2.8	$—	$2.8	$—

(1)The fair value of our commodities futures, swaps and options is based on closing market prices of the contracts, inclusive of the risk of nonperformance.
(2)The fair value of equity forwards is based on the closing market value of Darden stock, inclusive of the risk of nonperformance.
(3)The fair value of our interest rate swap agreements is based on current and expected market interest rates, inclusive of risk of nonperformance.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value and fair value of long-term debt as of August 29, 2021, was $936.7 million and $1.08 billion, respectively. The carrying value and fair value of long-term debt as of May 30, 2021, was $929.8 million and $1.06 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of August 29, 2021 and May 30, 2021, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 29, 2021, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 30, 2021, long-lived assets held and used with a carrying amount of $5.6 million, primarily related to four underperforming restaurants, were determined to have a fair value of $0.6 million resulting in an impairment charge of $5.0 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 29, 2021 and May 30, 2021, we had $105.0 million and $70.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 29, 2021 and May 30, 2021, we had $18.3 million and $28.9 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 29, 2021 and May 30, 2021, we had $115.7 million and $121.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 29, 2021 and May 30, 2021, amounted to $93.8 million and $99.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2022 through fiscal 2034.
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
The following table summarizes the accrued employee termination benefits and other costs which are included in other current liabilities on our consolidated balance sheet as of August 29, 2021. We expect the remaining liability to be paid by the second quarter of fiscal 2022.

(in millions)	Initial Liability	Payments	Adjustments	Balance at August 29, 2021
Accrued liability (1)	$38.1	(33.2)	(0.8)	$4.1
(1)Excludes costs associated with equity awards that will be settled in shares upon vesting and postretirement benefit plan valuation adjustment.
Note 13. Subsequent Events
On September 21, 2021, the Board of Directors declared a cash dividend of $1.10 per share to be paid November 1, 2021 to all shareholders of record as of the close of business on October 8, 2021.
On September 10, 2021, we entered into a new $1 billion Revolving Credit Agreement (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The New Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020 (Prior Revolving Credit Agreement).
The New Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent , and the Eurodollar Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 29, 2021 and August 30, 2020.

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020	% Chg
Sales	$2,306.0	$1,527.4	51.0%
Costs and expenses:
Food and beverage	685.4	434.5	57.7
Restaurant labor	736.0	500.7	47.0
Restaurant expenses	378.1	290.9	30.0
Marketing expenses	23.9	28.8	(17.0)
General and administrative expenses	112.8	128.3	(12.1)
Depreciation and amortization	89.0	87.6	1.6
Total costs and expenses	$2,025.2	$1,470.8	37.7
Operating income	280.8	56.6	NM
Interest, net	15.6	16.6	(6.0)
Other (income) expense, net	0.2	7.5	(97.3)
Earnings before income taxes	$265.0	$32.5	NM
Income tax expense (1)	33.3	(4.8)	NM
Earnings from continuing operations	$231.7	$37.3	NM
Losses from discontinued operations, net of tax	(0.8)	(1.2)	(33.3)
Net earnings	$230.9	$36.1	NM
Diluted net earnings per share:
Earnings from continuing operations	$1.76	$0.28	NM
Losses from discontinued operations	(0.01)	—	NM
Net earnings	$1.75	$0.28	NM

(1) Effective tax rate	12.6%	(14.8)%
NM- Percentage not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2022, compared with the number open at the end of fiscal 2021 and the end of the first quarter of fiscal 2021.

	August 29, 2021	May 30, 2021	August 30, 2020
Olive Garden	877	875	871
LongHorn Steakhouse	535	533	524
Cheddar’s Scratch Kitchen	170	170	165
Yard House	82	81	80
The Capital Grille	61	60	58
Seasons 52	44	44	43
Bahama Breeze	42	42	41
Eddie V’s	27	26	23
The Capital Burger	3	3	2
Total	1,841	1,834	1,807

OVERVIEW OF OPERATIONS
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms and few capacity restrictions remained in place in the United States. Following increases in the numbers of cases of COVID-19 throughout the United States during the first quarter of fiscal 2022, some of our restaurants are subject to other COVID-19-related restrictions such as mask requirements or vaccine requirements for team members, guests or both. For the health and safety of our guests and team members, we continue to maintain our own COVID-19 protocols for our restaurant teams, including mask wearing, contact tracing, and exclusion of team members who meet our exclusion criteria. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto, including the federal Occupational Health and Safety Administration’s expected rules implementing a nationwide vaccine requirement for large employers.
Financial Highlights - Consolidated
Our sales from continuing operations were $2.31 billion for the first quarter of fiscal 2022, compared to $1.53 billion for the first quarter of fiscal 2021. The 51.0 percent increase in sales for the first quarter of fiscal 2022 was driven by combined Darden same-restaurant sales increase of 47.5 percent for the first quarter of fiscal 2022 in addition to revenue from the addition of 34 net new company-owned restaurants since the first quarter of fiscal 2021.
For the first quarter of fiscal 2022, our net earnings from continuing operations were $231.7 million compared to $37.3 million for the first quarter of fiscal 2021, and our diluted net earnings per share from continuing operations were $1.76 for the first quarter of fiscal 2022 compared to $0.28 for the first quarter of fiscal 2021. Our diluted per share results from continuing operations for the first quarter of fiscal 2021 were adversely impacted by approximately $0.28 due to charges associated with our corporate restructuring plan.
Outlook
We expect sales for fiscal 2022 to be between $9.4 and $9.6 billion, driven by same-restaurant sales growth of 27 to 30 percent and 35 to 40 net new restaurants. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be between $375 and $425 million.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 29, 2021	August 30, 2020	% Chg	SRS (1)
Olive Garden	$1,090.4	$788.2	38.3%	37.1%
LongHorn Steakhouse	$567.1	$376.8	50.5%	47.0%
Fine Dining	$168.8	$82.6	104.4%	84.6%
Other Business	$479.7	$279.8	71.4%	65.8%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the first quarter of fiscal 2022 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2022 resulted from a 35.4 percent increase in same-restaurant guest counts and a 1.3 percent increase in average check.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2022 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2022 resulted from a 41.9 percent increase in same-restaurant guest counts, and a 3.6 percent increase in average check.

Fine Dining’s sales increase for the first quarter of fiscal 2022 was primarily driven by same-restaurant sales increases, combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2022 resulted from a 80.3 percent increase in same-restaurant guest counts combined with a 2.4 percent increase in average check.
Other Business’ sales increase for the first quarter of fiscal 2022 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2021 resulted from a 52.7 percent increase in same-restaurant guest counts and a 8.5 percent increase in average check.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 29, 2021 and August 30, 2020.

	Three Months Ended
	August 29, 2021	August 30, 2020
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	29.7	28.4
Restaurant labor	31.9	32.8
Restaurant expenses	16.4	19.0
Marketing expenses	1.0	1.9
General and administrative expenses	4.9	8.4
Depreciation and amortization	3.9	5.7
Total operating costs and expenses	87.8%	96.3%
Operating income	12.2	3.7
Interest, net	0.7	1.1
Other (income) expense, net	—	0.5
Earnings before income taxes	11.5	2.1
Income tax expense	1.4	(0.3)
Earnings from continuing operations	10.0%	2.4%
Quarter Ended August 29, 2021 Compared to Quarter Ended August 30, 2020

•Food and beverage costs increased as a percent of sales primarily due to a 1.6% impact from inflation, offset by a 0.3% impact from pricing leverage.
•Restaurant labor costs decreased as a percent of sales primarily due to 6.1% impact from sales leverage, partially offset by a 4.0% impact from decreased productivity and a 1.3% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 5.2% impact from sales leverage, partially offset by a 0.6% impact from higher repairs and maintenance expenses, a 0.6% impact from higher utility costs, a 0.4% impact from prior year business interruption proceeds and a 1.0% impact from all other costs.
•Marketing expenses decreased as a percent of sales primarily due to a 0.6% impact from sales leverage and 0.2% impact from lower media spending at Olive Garden and LongHorn Steakhouse.
•General and administrative expenses decreased as a percent of sales primarily due to a 2.8% impact from sales leverage and a 1.8% impact from costs associated with our corporate restructuring in the first quarter of fiscal 2021, offset by a 1.0% impact related to incentive and other performance based compensation costs.
•Depreciation and amortization expenses decreased as a percent of sales due to sales leverage.
INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the first quarter of fiscal 2022 primarily due to sales leverage.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net decreased as a percent of sales for the first quarter of fiscal 2022 primarily due to a postretirement benefit plan valuation adjustment resulting from our corporate restructuring in the first quarter of fiscal 2021.

INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 29, 2021 was 12.6 percent, reflecting income tax expense of $33.3 million compared to an effective income tax rate for the quarter ended August 30, 2020 of (14.8) percent, reflecting an income tax benefit of $4.8 million. The change was primarily driven by higher net earnings from continuing operations in the quarter ended August 29, 2021 compared to the quarter ended August 30, 2020 and the impact of certain tax credits on earnings before income taxes for the quarter ended August 30, 2020.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2022 were $0.8 million ($0.01 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2021 of $1.2 million ($0.00 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 6 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated.

	Three Months Ended
Segment	August 29, 2021	August 30, 2020	Change
Olive Garden	23.2%	22.1%	110 BPS
LongHorn Steakhouse	19.0%	15.1%	390 BPS
Fine Dining	19.8%	12.3%	750 BPS
Other Business	17.7%	12.7%	500 BPS
The increase in Olive Garden’s segment profit margin for the first quarter of fiscal 2022 was driven primarily by positive same restaurant sales as well as decreased restaurant and marketing expense. The increase in LongHorn Steakhouse’s segment profit margin for the first quarter of fiscal 2022 was driven primarily by positive same-restaurant sales as well as decreased restaurant expenses, partially offset by increased food and beverage costs. The increase in Fine Dining’s segment profit margin for the first quarter of fiscal 2022 was driven primarily by as positive same-restaurant sales as well as decreased labor and restaurant expenses. The increase in Other Business’ segment profit margin for the first quarter of fiscal 2022 was driven primarily by positive same restaurant sales as well as decreased labor and restaurant expenses.
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
We maintained a $750.0 million Revolving Credit Agreement with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement was a senior unsecured credit commitment to the Company and contained customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 29, 2021, we had no outstanding balances and we were in compliance with all covenants under the Revolving Credit Agreement. The Revolving Credit Agreement was terminated on September 10, 2021 upon the effectiveness of the New Revolving Credit Agreement.
On September 10, 2021, we entered into a new $1 billion Revolving Credit Agreement (New Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The New Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The New Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020 (Prior Revolving Credit Agreement).
The New Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent , and the Eurodollar Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB-” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.075 percent for LIBOR loans and 0.075 percent for base rate loans.
As of August 29, 2021, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 29, 2021, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations decreased to $180.3 million for the first three months of fiscal 2022, from $206.7 million for the first three months of fiscal 2021. Net cash flows provided by operating activities include net earnings from continuing operations of $231.7 million and $37.3 million in the first three months of fiscal 2022 and 2021, respectively. The decrease is primarily due to timing of payments of other current liabilities including repayment of $99.8 million of employer payroll taxes deferred in accordance with provisions of the CARES Act.
Net cash flows used in investing activities of continuing operations were $83.7 million for the first three months of fiscal 2022, compared to $44.0 million for the first three months of fiscal 2021. Capital expenditures increased to $82.7 million for the first three months of fiscal 2022 from $42.2 million for the first three months of fiscal 2021 reflecting an increase in new restaurant construction and remodel activity during fiscal 2022.
Net cash flows used in financing activities of continuing operations were $312.8 million for the first three months of fiscal 2022, compared to $273.6 million for the first three months of fiscal 2021. Net cash flows used in financing activities for the first three months of fiscal 2022 included dividends paid of $143.5 million and share repurchases of $186.3 million. Net cash flows used in financing activities for the first three months of fiscal 2021 included repayment of a 364-day term loan prior to maturity. Dividends declared by our Board of Directors totaled $1.10 per share for the first three months of fiscal 2022.
On September 22, 2021, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $750.0 million of our outstanding common stock in addition to any amount remaining under the prior authorization. This repurchase program does not have an expiration. During the quarter ended August 29, 2021, we repurchased 1.3 million shares of our common stock compared to 0.1 million shares of our common stock during the quarter ended August 30, 2020.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At August 29, 2021, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.61 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.66 billion as of August 29, 2021, compared to $1.87 billion as of May 30, 2021. The decrease was primarily due to a decrease in cash and cash equivalents.
Our current liabilities totaled $1.72 billion as of August 29, 2021, compared to $1.85 billion as of May 30, 2021. The decrease was primarily driven by a decrease in other current liabilities.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2022, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 30, 2021 and in our Forms 10-Q (including this report), which are summarized as follows:
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 29, 2021, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $78.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $69.3 million. The fair value of our long-term fixed-rate debt outstanding as of August 29, 2021, averaged $1.08 billion, with a high of $1.09 billion and a low of $1.06 billion during the first three months of fiscal 2022. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 29, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 29, 2021.
During the fiscal quarter ended August 29, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 30, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 29, 2021.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 31, 2021 through July 4, 2021	399,587	$138.89	399,587	$408.0
July 5, 2021 through August 1, 2021	506,187	$144.91	506,187	$334.6
August 2, 2021 through August 29, 2021	402,728	$142.70	402,728	$277.2
Quarter-to-Date	1,308,502	$142.39	1,308,502	$277.2

(1) During the quarter ended August 29, 2021, we repurchased 1.3 million shares of our common stock compared to 0.1 million shares of our common stock during the quarter ended August 30, 2020. All of the shares purchased during the quarter ended August 29, 2021 were purchased as part of our repurchase program. On September 22, 2021, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $750.0 million of our outstanding common stock in addition to any amount remaining under the prior authorization. This repurchase program, which was announced publicly in a press release issued on September 23, 2021, does not have an expiration.
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
10
Credit Agreement, dated as of September 10, 2021, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 13, 2021).

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

DARDEN RESTAURANTS, INC.

Dated:	October 5, 2021	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)