Form 10-Q
period 2021-11-28
DARDEN RESTAURANTS INC
filed 2022-01-05
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2021: 127,723,677.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Sales	$2,272.2	$1,656.5	$4,578.2	$3,183.9
Costs and expenses:
Food and beverage	694.1	475.1	1,379.5	909.6
Restaurant labor	744.8	535.5	1,480.8	1,036.2
Restaurant expenses	385.0	330.5	763.1	621.4
Marketing expenses	21.9	18.8	45.8	47.6
General and administrative expenses	91.4	89.9	204.2	218.2
Depreciation and amortization	92.1	86.0	181.1	173.6
Total operating costs and expenses	$2,029.3	$1,535.8	$4,054.5	$3,006.6
Operating income	242.9	120.7	523.7	177.3
Interest, net	16.7	14.6	32.3	31.2
Other (income) expense, net	0.3	0.4	0.5	7.9
Earnings before income taxes	225.9	105.7	490.9	138.2
Income tax expense	32.5	8.8	65.8	4.0
Earnings from continuing operations	$193.4	$96.9	$425.1	$134.2
Losses from discontinued operations, net of tax benefit of $0.0, $0.7, $0.5 and $1.6, respectively	(0.2)	(0.9)	(1.0)	(2.1)
Net earnings	$193.2	$96.0	$424.1	$132.1
Basic net earnings per share:
Earnings from continuing operations	$1.50	$0.74	$3.28	$1.03
Losses from discontinued operations	—	—	(0.01)	(0.01)
Net earnings	$1.50	$0.74	$3.27	$1.02
Diluted net earnings per share:
Earnings from continuing operations	$1.48	$0.74	$3.24	$1.02
Losses from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net earnings	$1.48	$0.73	$3.23	$1.01
Average number of common shares outstanding:
Basic	129.2	130.3	129.8	130.1
Diluted	130.5	131.5	131.1	131.2

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Net earnings	$193.2	$96.0	$424.1	$132.1

Foreign currency adjustment	(0.1)	—	(0.5)	0.2
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.0, $(0.1), $0.0 and $0.3, respectively	(5.3)	5.0	(3.5)	9.5
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1, $0.2, $0.2 and $0.3, respectively, related to pension and other post-employment benefits	0.2	0.4	0.4	0.8
Other comprehensive income (loss)	$(5.2)	$5.4	$(3.6)	$10.5
Total comprehensive income	$188.0	$101.4	$420.5	$142.6
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 28, 2021	May 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$746.3	$1,214.7
Receivables, net	69.1	68.2
Inventories	230.2	190.8
Prepaid income taxes	337.6	337.2
Prepaid expenses and other current assets	131.0	60.2
Total current assets	$1,514.2	$1,871.1
Land, buildings and equipment, net of accumulated depreciation and amortization of $2,982.0 and $2,843.8, respectively	3,140.8	2,869.2
Operating lease right-of-use assets	3,599.7	3,776.4
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	304.9	295.7
Total assets	$10,403.3	$10,656.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355.4	$304.5
Accrued payroll	160.7	177.4
Accrued income taxes	34.1	35.9
Other accrued taxes	63.9	60.5
Unearned revenues	457.5	474.2
Other current liabilities	709.1	795.8
Total current liabilities	$1,780.7	$1,848.3
Long-term debt	929.0	929.8
Deferred income taxes	229.3	221.6
Operating lease liabilities - non-current	3,904.4	4,088.5
Other liabilities	1,016.9	754.8
Total liabilities	$7,860.3	$7,843.0
Stockholders’ equity:
Common stock and surplus	$2,280.6	$2,286.6
Retained earnings	261.8	522.3
Accumulated other comprehensive income (loss)	0.6	4.2
Total stockholders’ equity	$2,543.0	$2,813.1
Total liabilities and stockholders’ equity	$10,403.3	$10,656.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three And Six Months Ended November 28, 2021 and November 29, 2020
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 29, 2021	130.0	$2,300.7	$445.9	$5.8	$2,752.4
Net earnings	—	—	193.2	—	193.2
Other comprehensive income (loss)	—	—	—	(5.2)	(5.2)
Dividends declared ($1.10 per share)	—	—	(143.1)	—	(143.1)
Stock option exercises	0.1	3.6	—	—	3.6
Stock-based compensation	—	5.6	—	—	5.6
Repurchases of common stock	(1.8)	(31.8)	(234.2)	—	(266.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.5	—	—	2.5
Other	—	—	—	—	—
Balance at November 28, 2021	128.3	$2,280.6	$261.8	$0.6	$2,543.0

Balance at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	424.1	—	424.1
Other comprehensive income (loss)	—	—	—	(3.6)	(3.6)
Dividends declared ($2.20 per share)	—	—	(287.2)	—	(287.2)
Stock option exercises	0.4	20.6	—	—	20.6
Stock-based compensation	—	21.9	—	—	21.9
Repurchases of common stock	(3.1)	(54.9)	(397.4)	—	(452.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	5.1	—	—	5.1
Other	—	1.3		—	1.3
Balance at November 28, 2021	128.3	$2,280.6	$261.8	$0.6	$2,543.0

Balance at August 30, 2020	130.2	$2,220.9	$166.6	$(12.5)	$2,375.0
Net earnings	—	—	96.0	—	96.0
Other comprehensive income	—	—	—	5.4	5.4
Dividends declared ($0.30 per share)	—	—	(39.5)	—	(39.5)
Stock option exercises	0.1	3.9	—	—	3.9
Stock-based compensation	—	11.9	—	—	11.9
Repurchases of common stock	—	(0.1)	(0.1)	—	(0.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.3	—	—	2.3
Other	—	0.1	0.2	—	0.3
Balance at November 29, 2020	130.3	$2,239.0	$223.2	$(7.1)	$2,455.1

Balance at May 31, 2020	129.9	$2,205.3	$143.5	$(17.6)	$2,331.2
Net earnings	—	—	132.1	—	132.1
Other comprehensive income	—	—	—	10.5	10.5
Dividends declared ($0.30 per share)	—	—	(39.5)	—	(39.5)
Stock option exercises	0.1	5.6	—	—	5.6
Stock-based compensation	—	23.0	—	—	23.0
Repurchases of common stock	(0.1)	(1.5)	(5.3)	—	(6.8)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.4	4.8	—	—	4.8
Other	—	1.8	(7.6)	—	(5.8)
Balance at November 29, 2020	130.3	$2,239.0	$223.2	$(7.1)	$2,455.1
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 28, 2021	November 29, 2020
Cash flows—operating activities
Net earnings	$424.1	$132.1
Losses from discontinued operations, net of tax	1.0	2.1
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	181.1	173.6
Stock-based compensation expense	38.1	41.4
Change in current assets and liabilities	(156.2)	(6.9)
Contributions to pension and postretirement plans	(1.1)	(0.7)
Deferred income taxes	7.5	(8.0)
Change in other assets and liabilities	(9.4)	118.4
Other, net	(3.6)	(23.4)
Net cash provided by operating activities of continuing operations	$481.5	$428.6
Cash flows—investing activities
Purchases of land, buildings and equipment	(173.3)	(108.2)
Proceeds from disposal of land, buildings and equipment	6.0	5.4
Purchases of capitalized software and other assets	(11.8)	(6.6)
Other, net	1.3	(0.3)
Net cash used in investing activities of continuing operations	$(177.8)	$(109.7)
Cash flows—financing activities
Proceeds from issuance of common stock	25.7	10.4
Dividends paid	(286.1)	(39.1)
Repurchases of common stock	(452.3)	(6.8)
Repayments of short-term debt	—	(270.0)
Principal payments on finance leases	(5.6)	(2.9)
Payments of debt issuance costs	(2.7)	—
Net cash used in financing activities of continuing operations	$(721.0)	$(308.4)
Cash flows—discontinued operations
Net cash provided by operating activities of discontinued operations	0.4	3.5
Net cash provided by discontinued operations	$0.4	$3.5

(Decrease) increase in cash, cash equivalents, and restricted cash	(416.9)	14.0
Cash, cash equivalents, and restricted cash - beginning of period	1,214.7	763.3
Cash, cash equivalents, and restricted cash - end of period	$797.8	$777.3

Reconciliation of cash, cash equivalents, and restricted cash:	November 28, 2021	November 29, 2020
Cash and cash equivalents	$746.3	$777.3
Restricted cash included in prepaid expenses and other current assets	51.5	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$797.8	$777.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 28, 2021	November 29, 2020
Cash flows from changes in current assets and liabilities
Receivables, net	(0.9)	3.6
Inventories	(39.4)	3.9
Prepaid expenses and other current assets	(16.8)	1.3
Accounts payable	36.8	(24.8)
Accrued payroll	(16.7)	(20.1)
Prepaid/accrued income taxes	(2.3)	(3.5)
Other accrued taxes	3.4	4.2
Unearned revenues	(16.7)	(28.1)
Other current liabilities	(103.6)	56.6
Change in current assets and liabilities	$(156.2)	$(6.9)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of November 28, 2021, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 25 franchised restaurants in operation located in Latin America.
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
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms and few capacity restrictions remained in place in the United States. Following increases in the numbers of cases of COVID-19 throughout the United States during fiscal 2022, some of our restaurants are subject to other COVID-19-related restrictions such as mask requirements or vaccine requirements for team members, guests or both. For the health and safety of our guests and team members, we continue to evaluate and implement our own COVID-19 protocols for our restaurant teams, including mask wearing, contact tracing, and exclusion or quarantine of team members who are exposed or are ill. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto, including the federal Occupational Health and Safety Administration’s attempt to implement a nationwide vaccine requirement for large employers.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	November 28, 2021	May 30, 2021
Unearned revenues
Deferred gift card revenue	$476.9	$494.3
Deferred gift card discounts	(20.2)	(20.5)
Other	0.8	0.4
Total	$457.5	$474.2

Other liabilities
Deferred franchise fees - non-current	$2.6	$2.2
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Beginning balance	$465.0	$475.6	$494.3	$494.6
Activations	127.7	94.7	234.3	170.4
Redemptions and breakage	(115.8)	(101.0)	(251.7)	(195.7)
Ending balance	$476.9	$469.3	$476.9	$469.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	November 28, 2021	May 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,599.7	$3,776.4
Finance lease right-of-use assets	Land, buildings and equipment, net	655.7	405.6
Total lease assets, net		$4,255.4	$4,182.0

Operating lease liabilities - current	Other current liabilities	$177.9	$176.8
Finance lease liabilities - current	Other current liabilities	10.7	7.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,904.4	4,088.5
Finance lease liabilities - non-current	Other liabilities	818.3	555.3
Total lease liabilities		$4,911.3	$4,827.9
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Six Months Ended
(in millions)	November 28, 2021	November 29, 2020
Interest, net of amounts capitalized	$30.3	$31.4
Income taxes, net of refunds	58.0	12.6

Non-cash investing and financing activities are as follows:	Six Months Ended
(in millions)	November 28, 2021	November 29, 2020
Increase in land, buildings and equipment through accrued purchases	$43.2	$33.9
Right-of-use assets obtained in exchange for new operating lease liabilities	3.6	20.1
Right-of-use assets obtained in exchange for new finance lease liabilities	92.9	18.4
Net change in right-of-use assets due to lease modifications resulting in reclassification of leases from operating to finance	108.3	71.3
We have restricted cash, of $51.5 million and $0 as of November 28, 2021 and May 30, 2021, respectively, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 11, Commitments and Contingencies.
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 28, 2021 was 14.4 percent, reflecting income tax expense of $32.5 million compared to an effective income tax rate for the quarter ended November 29, 2020 of 8.3 percent, reflecting income tax expense of $8.8 million. The effective income tax rate for continuing operations for the six months ended November 28, 2021 was 13.4 percent, reflecting income tax expense $65.8 million compared to an effective income tax rate of 2.9 percent for the six months ended November 29, 2020, reflecting income tax expense $4.0 million. The change was primarily driven by higher net earnings from continuing operations in the quarter and six months ended November 28, 2021 compared to the quarter and six months ended November 29, 2020 and the impact of certain tax credits on earnings before income taxes for the six months ended November 29, 2020.
Included in our remaining balance of unrecognized tax benefits is $34.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Anti-dilutive stock-based compensation awards	0.2	0.7	0.1	1.1

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 28, 2021
Sales	$1,077.2	$547.2	$188.7	$459.1	$—	$2,272.2
Restaurant and marketing expenses	842.1	463.6	149.0	396.8	(5.7)	1,845.8
Segment profit	$235.1	$83.6	$39.7	$62.3	$5.7	$426.4

Depreciation and amortization	$35.9	$16.3	$8.5	$24.5	$6.9	$92.1

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 28, 2021
Sales	$2,167.6	$1,114.3	$357.5	$938.8	$—	$4,578.2
Restaurant and marketing expenses	1,679.2	923.2	284.3	791.7	(9.2)	3,669.2
Segment profit	$488.4	$191.1	$73.2	$147.1	$9.2	$909.0

Depreciation and amortization	$71.3	$32.3	$16.7	$48.6	$12.2	$181.1
Purchases of land, buildings and equipment	70.6	43.1	20.7	38.2	0.7	173.3

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 29, 2020
Sales	$829.5	$407.4	$107.3	$312.3	$—	$1,656.5
Restaurant and marketing expenses	654.4	341.1	86.9	273.1	4.4	1,359.9
Segment profit	$175.1	$66.3	$20.4	$39.2	$(4.4)	$296.6

Depreciation and amortization	$34.5	$16.5	$7.7	$24.1	$3.2	$86.0

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 29, 2020
Sales	$1,617.7	$784.1	$190.0	$592.1	$—	$3,183.9
Restaurant and marketing expenses	1,268.8	660.8	159.5	517.4	8.3	2,614.8
Segment profit	$348.9	$123.3	$30.5	$74.7	$(8.3)	$569.1

Depreciation and amortization	$70.4	$33.4	$15.3	$48.3	$6.2	$173.6
Purchases of land, buildings and equipment	34.6	17.4	23.2	32.0	1.0	108.2

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Segment profit	$426.4	$296.6	$909.0	$569.1
Less general and administrative expenses	(91.4)	(89.9)	(204.2)	(218.2)
Less depreciation and amortization	(92.1)	(86.0)	(181.1)	(173.6)
Less interest, net	(16.7)	(14.6)	(32.3)	(31.2)
Less other (income) expense, net	(0.3)	(0.4)	(0.5)	(7.9)
Earnings before income taxes	$225.9	$105.7	$490.9	$138.2

Note 7.Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended November 28, 2021 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 29, 2021	$4.8	$9.7	$(8.7)	$5.8
Gain (loss)	(0.1)	(5.3)	—	(5.4)
Reclassification realized in net earnings	—	—	0.2	0.2
Balance at November 28, 2021	$4.7	$4.4	$(8.5)	$0.6

Balance at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.5)	(2.7)	—	(3.2)
Reclassification realized in net earnings	—	(0.8)	0.4	(0.4)
Balance at November 28, 2021	$4.7	$4.4	$(8.5)	$0.6

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended November 29, 2020 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 30, 2020	$4.7	$(4.1)	$(13.1)	$(12.5)
Gain (loss)	—	4.6	—	4.6
Reclassification realized in net earnings	—	0.4	0.4	0.8
Balance at November 29, 2020	$4.7	$0.9	$(12.7)	$(7.1)

Balance at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.2	9.0	—	9.2
Reclassification realized in net earnings	—	0.5	0.8	1.3
Balance at November 29, 2020	$4.7	$0.9	$(12.7)	$(7.1)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Derivatives
Commodity contracts	(1)	$—	$(0.4)	$—	$(0.9)
Equity contracts	(2)	0.1	(0.1)	0.9	0.3
Interest rate contracts	(3)	(0.1)	(0.1)	(0.1)	(0.1)
Total before tax		$—	$(0.6)	$0.8	$(0.7)
Tax (expense) benefit		—	0.2	—	0.2
Net of tax		$—	$(0.4)	$0.8	$(0.5)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.2)	$(0.1)	$(0.3)	$(0.1)
Recognized net actuarial gain (loss) - other plans	(4)	(0.1)	(0.5)	(0.3)	(1.0)
Total before tax		$(0.3)	$(0.6)	$(0.6)	$(1.1)
Tax (expense) benefit		0.1	0.2	0.2	0.3
Net of tax		$(0.2)	$(0.4)	$(0.4)	$(0.8)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 9 for additional details.
(2)Included in general and administrative expenses. See Note 9 for additional details.
(3)Including in interest, net on our consolidated statement of earnings.
(4)Included in the computation of net periodic benefit costs, which is a component of other (income) expense, net, restaurant labor expenses and general and administrative expenses.
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Six Months Ended
	November 28, 2021	November 29, 2020
Weighted-average fair value	$41.02	$20.07
Dividend yield	3.2%	3.0%
Expected volatility of stock	39.6%	37.3%
Risk-free interest rate	0.9%	0.4%
Expected option life (in years)	6.3	6.4
Weighted-average exercise price per share	$148.20	$78.84

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Six Months Ended
	November 28, 2021	November 29, 2020
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	53.4%	50.5%
Risk-free interest rate	0.4%	0.1%
Expected life (in years)	2.8	2.8
Weighted-average grant date fair value per unit	$172.34	$83.46
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the six months ended November 28, 2021.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	2.15	0.26	0.48	0.80
Awards granted	0.15	0.05	0.09	0.31
Awards exercised/vested	(0.36)	(0.06)	(0.15)	(0.22)
Awards forfeited	—	—	—	(0.04)
Outstanding end of period	1.94	0.25	0.42	0.85
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Stock options	$1.1	$2.8	$4.5	$4.5
Restricted stock/restricted stock units	1.2	3.0	5.0	5.8
Equity-settled performance stock units	2.3	5.1	10.5	10.7
Cash-settled Darden stock units	4.9	10.4	16.2	18.4
Employee stock purchase plan	0.6	0.6	1.3	1.3
Director compensation program/other	0.4	0.3	0.6	0.7
Total stock-based compensation expense	$10.5	$22.2	$38.1	$41.4

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at November 28, 2021, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts currently extend through December 2021.
During the fourth quarter of fiscal 2021, we entered into interest-rate swap agreements with $300.0 million of notional value to limit the risk of change in fair value through fiscal 2031, of the $300.0 million 4.550 percent senior notes due February 2048. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations over the term of the agreements, thereby mitigating changes in fair value of the related debt. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During the quarter and six months ended November 28, 2021, $1.2 million and $2.5 million, respectively, was recorded as a reduction to interest expense related to net swap settlements.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 28, 2021			November 28, 2021	May 30, 2021	November 28, 2021	May 30, 2021
Equity forwards:
Designated	0.3	$125.95	$42.2	$—	$0.9	$2.4	$—
Not designated	0.4	119.46	45.5	—	2.0	2.7	—
Total equity forwards				$—	$2.9	$5.1	$—
Commodity contracts:
Designated	N/A	N/A	$0.4	$—	$0.1	$—	$—
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts				$—	$0.1	$—	$—
Interest rate related
Designated	N/A	N/A	$300.0	$1.0	$—	$—	$0.2
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$1.0	$—	$—	$0.2
Total derivative contracts				$1.0	$3.0	$5.1	$0.2

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.

    The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Equity (1)	$(5.4)	$5.0	$0.1	$(0.1)
Commodity (2)	0.1	(0.5)	—	(0.4)
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$(5.3)	$4.5	$—	$(0.6)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Six Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Equity (1)	$(2.7)	$8.7	$0.9	$0.3
Commodity (2)	—	0.4	—	(0.9)
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$(2.7)	$9.1	$0.8	$(0.7)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings are as follows:

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Interest rate (1)(2)	$(5.5)	$—	$5.5	$—
Total	$(5.5)	$—	$5.5	$—

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended		Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Interest rate (1)(2)	$1.2	$—	$(1.2)	$—
Total	$1.2	$—	$(1.2)	$—

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Food and beverage costs and restaurant expenses	$—	$—	$0.1	$0.1
General and administrative expenses	(3.5)	10.6	1.6	15.1
Total	$(3.5)	$10.6	$1.7	$15.2
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 28, 2021, we expect to reclassify $0.5 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our equity forward contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 10. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 28, 2021 and May 30, 2021.

Items Measured at Fair Value at November 28, 2021
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Equity forwards	(2)	$(5.1)	$—	$(5.1)	$—
Interest rate swaps	(3)	1.0	—	1.0	—
Total		$(4.1)	$—	$(4.1)	$—

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
The carrying value and fair value of long-term debt as of November 28, 2021, was $929.0 million and $1.07 billion, respectively. The carrying value and fair value of long-term debt as of May 30, 2021, was $929.8 million and $1.06 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of November 28, 2021 and May 30, 2021, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of November 28, 2021, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 30, 2021, long-lived assets held and used with a carrying amount of $5.6 million, primarily related to four underperforming restaurants, were determined to have a fair value of $0.6 million resulting in an impairment charge of $5.0 million.
Note 11. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 28, 2021 and May 30, 2021, we had $104.8 million and $70.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 28, 2021 and May 30, 2021, we had $18.9 million and $28.9 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of November 28, 2021 and May 30, 2021, we had $107.8 million and $121.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 28, 2021 and May 30, 2021, amounted to $86.2 million and $99.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2022 through fiscal 2034.
We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry, and can also involve

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 12. Subsequent Events
On December 15, 2021, the Board of Directors declared a cash dividend of $1.10 per share to be paid February 1, 2022 to all shareholders of record as of the close of business on January 10, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 28, 2021 and November 29, 2020.

	Three Months Ended			Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	% Chg	November 28, 2021	November 29, 2020	% Chg
Sales	$2,272.2	$1,656.5	37.2%	$4,578.2	$3,183.9	43.8%
Costs and expenses:
Food and beverage	694.1	475.1	46.1	1,379.5	909.6	51.7
Restaurant labor	744.8	535.5	39.1	1,480.8	1,036.2	42.9
Restaurant expenses	385.0	330.5	16.5	763.1	621.4	22.8
Marketing expenses	21.9	18.8	16.5	45.8	47.6	(3.8)
General and administrative expenses	91.4	89.9	1.7	204.2	218.2	(6.4)
Depreciation and amortization	92.1	86.0	7.1	181.1	173.6	4.3
Total costs and expenses	$2,029.3	$1,535.8	32.1	$4,054.5	$3,006.6	34.9
Operating income	242.9	120.7	NM	523.7	177.3	NM
Interest, net	16.7	14.6	14.4	32.3	31.2	3.5
Other (income) expense, net	0.3	0.4	(25.0)	0.5	7.9	(93.7)
Earnings before income taxes	225.9	105.7	NM	$490.9	$138.2	NM
Income tax expense (1)	32.5	8.8	NM	65.8	4.0	NM
Earnings from continuing operations	$193.4	$96.9	99.6	$425.1	$134.2	NM
Losses from discontinued operations, net of tax	(0.2)	(0.9)	(77.8)	(1.0)	(2.1)	(52.4)
Net earnings	$193.2	$96.0	NM	$424.1	$132.1	NM
Diluted net earnings per share:
Earnings from continuing operations	$1.48	$0.74	NM	$3.24	$1.02	NM
Losses from discontinued operations	—	(0.01)	NM	(0.01)	(0.01)	NM
Net earnings	$1.48	$0.73	NM	$3.23	$1.01	NM

(1) Effective tax rate	14.4%	8.3%		13.4%	2.9%
NM- Percentage not considered meaningful.
The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2022, compared with the number open at the end of fiscal 2021 and the end of the second quarter of fiscal 2021.

	November 28, 2021	May 30, 2021	November 29, 2020
Olive Garden	879	875	874
LongHorn Steakhouse	539	533	527
Cheddar’s Scratch Kitchen	172	170	168
Yard House	85	81	81
The Capital Grille	61	60	58
Seasons 52	44	44	43
Bahama Breeze	42	42	41
Eddie V’s	27	26	24
The Capital Burger	3	3	2
Total	1,852	1,834	1,818

OVERVIEW OF OPERATIONS
COVID-19 Pandemic
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses have eased. As of the date of this report, all of our restaurants were able to open their dining rooms and few capacity restrictions remained in place in the United States. Following increases in the numbers of cases of COVID-19 throughout the United States during fiscal 2022, some of our restaurants are subject to other COVID-19-related restrictions such as mask requirements or vaccine requirements for team members, guests or both. For the health and safety of our guests and team members, we continue to evaluate and implement our own COVID-19 protocols for our restaurant teams, including mask wearing, contact tracing, and exclusion or quarantine of team members who are exposed or are ill. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto, including the federal Occupational Health and Safety Administration’s attempt to implement a nationwide vaccine requirement for large employers.
Financial Highlights - Consolidated
Our sales from continuing operations were $2.27 billion and $4.58 billion for the second quarter and first six months of fiscal 2022, respectively, compared to $1.66 billion and $3.18 billion for the second quarter and first six months of fiscal 2021, respectively. The 37.2 percent and 43.8 percent increases in sales for the second quarter and first six months of fiscal 2022 were driven by combined Darden same-restaurant sales increases of 34.4 percent and 40.7 percent for the second quarter and first six months of fiscal 2022, respectively, in addition to revenue from the addition of 34 net new company-owned restaurants since the second quarter of fiscal 2021. Fiscal 2021 sales for the second quarter and first six months were negatively impacted by COVID-19.
For the second quarter of fiscal 2022, our net earnings from continuing operations were $193.4 million compared to $96.9 million for the second quarter of fiscal 2021, and our diluted net earnings per share from continuing operations were $1.48 for the second quarter of fiscal 2022 compared to $0.74 for the second quarter of fiscal 2021. For the first six months of fiscal 2022, our net earnings from continuing operations were $425.1 million compared to $134.2 million for the first six months of fiscal 2021, and our diluted net earnings per share from continuing operations were $3.24 for the first six months of fiscal 2022 compared to $1.02 for the first six months of fiscal 2021. Our diluted per share results from continuing operations for the first six months of fiscal 2021 were adversely impacted by approximately $0.28 due to charges associated with our corporate restructuring plan.
Outlook
We expect sales for fiscal 2022 to be between $9.6 and $9.7 billion, driven by same-restaurant sales growth of 29 to 31 percent and 35 to 40 net new restaurants. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be $425 million.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 28, 2021	November 29, 2020	% Chg	SRS (1)	November 28, 2021	November 29, 2020	% Chg	SRS (1)
Olive Garden	$1,077.2	$829.5	29.9%	29.3%	$2,167.6	$1,617.7	34.0%	33.1%
LongHorn Steakhouse	$547.2	$407.4	34.3%	31.2%	$1,114.3	$784.1	42.1%	38.8%
Fine Dining	$188.7	$107.3	75.9%	61.6%	$357.5	$190.0	88.2%	71.6%
Other Business	$459.1	$312.3	47.0%	42.9%	$938.8	$592.1	58.6%	53.8%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the second quarter and first six months of fiscal 2022 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2022 resulted from a 24.7 percent increase in same-restaurant guest counts and a 3.7 percent increase in average check. The increase in U.S. same-restaurant sales for the first six months of fiscal 2022 resulted from a 30.0 percent increase in same-restaurant guest counts and a 2.4 percent increase in average check.
LongHorn Steakhouse’s sales increase for the second quarter and first six months of fiscal 2022 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2022 resulted from a 28.3 percent increase in same-restaurant guest counts and a 2.3 percent increase in average check. The increase in U.S. same-restaurant sales for the first six months of fiscal 2022 resulted from a 34.9 percent increase in same-restaurant guest counts and a 2.9 percent increase in average check.
Fine Dining’s sales increase for the second quarter and first six months of fiscal 2022 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2022 resulted from a 54.3 percent increase in same-restaurant guest counts combined with a 4.7 percent increase in average check. The increase in same-restaurant sales for the first six months of fiscal 2022 resulted from a 65.7 percent increase in same-restaurant guest counts and a 3.6 percent increase in average check.
Other Business’ sales increase for the second quarter and first six months of fiscal 2022 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2021 resulted from a 31.4 percent increase in same-restaurant guest counts and a 8.7 percent increase in average check. The increase in same-restaurant sales for the first six months of fiscal 2022 resulted from a 41.8 percent increase in same-restaurant guest counts and a 8.5 percent increase in average check.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 28, 2021 and November 29, 2020.

	Three Months Ended		Six Months Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	30.5	28.7	30.1	28.6
Restaurant labor	32.8	32.3	32.3	32.5
Restaurant expenses	16.9	20.0	16.7	19.5
Marketing expenses	1.0	1.1	1.0	1.5
General and administrative expenses	4.0	5.4	4.5	6.9
Depreciation and amortization	4.1	5.2	4.0	5.5
Total operating costs and expenses	89.3%	92.7%	88.6%	94.4%
Operating income	10.7	7.3	11.4	5.6
Interest, net	0.7	0.9	0.7	1.0
Other (income) expense, net	—	—	—	0.2
Earnings before income taxes	9.9	6.4	10.7	4.3
Income tax expense	1.4	0.5	1.4	0.1
Earnings from continuing operations	8.5%	5.8%	9.3%	4.2%
Quarter Ended November 28, 2021 Compared to Quarter Ended November 29, 2020

•Food and beverage costs increased as a percent of sales primarily due to a 3.6% impact from inflation and unfavorable menu mix, offset by a 1.7% impact from pricing leverage.
•Restaurant labor costs increased as a percent of sales primarily due to 2.5% impact from inflation and a 2.4% impact from decreased productivity, offset by a 4.5% impact from sales leverage.
•Restaurant expenses decreased as a percent of sales primarily due to a 4.0% impact from sales leverage, partially offset by a 0.5% impact from higher utility costs and a 0.5% impact from higher repairs and maintenance expenses.
•Marketing expenses decreased as a percent of sales primarily due to sales leverage.
•General and administrative expenses decreased as a percent of sales primarily due to a 1.5% impact from sales leverage and a 0.4% impact related to mark to market on deferred compensation plans, offset by a 0.5% impact from travel and other costs.

•Depreciation and amortization expenses decreased as a percent of sales due to sales leverage.
Six Months Ended November 28, 2021 Compared to Six Months Ended November 29, 2020

•Food and beverage costs increased as a percent of sales primarily due to a 2.9% impact from inflation and unfavorable menu mix, offset by a 1.3% impact from pricing leverage.
•Restaurant labor costs decreased as a percent of sales primarily due to 5.6% impact from sales and pricing leverage, partially offset by a 3.5% impact from decreased productivity and a 1.9% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 4.8% impact from sales and pricing leverage, partially offset by a 0.6% impact from higher repairs and maintenance expenses, a 0.5% impact from higher utility costs, a 0.2% impact from prior year business interruption proceeds and a 0.7% impact from all other costs.
•Marketing expenses decreased as a percent of sales due to a 0.5% impact from sales leverage.
•General and administrative expenses decreased as a percent of sales primarily due to a 2.1% impact from sales leverage and a 1.0% impact from costs associated with our corporate restructuring in the first quarter of fiscal 2021, offset by a 0.7% impact from travel and labor costs.
•Depreciation and amortization expenses decreased as a percent of sales due to sales leverage.
INTEREST EXPENSE
Net interest expense decreased as a percent of sales for the second quarter of fiscal 2022 primarily due to sales leverage. Net interest expense decreased as a percent of sales for the first six months of fiscal 2022 primarily due sales leverage as well as interest incurred on our $270.0 million term loan during fiscal 2021.
OTHER (INCOME) EXPENSE, NET
Other (income) expense, net decreased as a percent of sales for the first six months of fiscal 2022 primarily due to a postretirement benefit plan valuation adjustment resulting from our corporate restructuring in the first quarter of fiscal 2021.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 28, 2021 was 14.4 percent, reflecting income tax expense of $32.5 million compared to an effective income tax rate for the quarter ended November 29, 2020 of 8.3 percent, reflecting income tax expense of $8.8 million. The effective tax rate for continuing operations for the six months ended November 28, 2021 was 13.4 percent, reflecting income tax expense of $65.8 million compared to an effective income tax rate of 2.9 percent for the six months ended November 29, 2020, reflecting income tax expense of 4.0 million. The change was primarily driven by higher net earnings from continuing operations in the quarter and six months ended November 28, 2021 compared to the quarter and six months ended November 29, 2020 and the impact of certain tax credits on earnings before income taxes for the six months ended November 29, 2020.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2022 were $0.2 million ($0.00 per diluted share) and $1.0 million ($0.01 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2021 of $0.9 million ($0.01 per diluted share) and $2.1 million ($0.01 per diluted share).
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

	Three Months Ended			Six Months Ended
Segment	November 28, 2021	November 29, 2020	Change	November 28, 2021	November 29, 2020	Change
Olive Garden	21.8%	21.1%	70 BPS	22.5%	21.6%	90	BPS
LongHorn Steakhouse	15.3%	16.3%	(100) BPS	17.1%	15.7%	140	BPS
Fine Dining	21.0%	19.0%	200 BPS	20.5%	16.1%	440	BPS
Other Business	13.6%	12.6%	100 BPS	15.7%	12.6%	310	BPS
The increase in Olive Garden’s segment profit margin for the second quarter and first six months of fiscal 2022 was driven primarily by positive same-restaurant sales as well as decreased restaurant and marketing expense. The decrease in LongHorn Steakhouse’s segment profit margin for the second quarter of fiscal 2022 was driven by increased food and beverage costs, partially offset by positive same-restaurant sales. The increase in LongHorn Steakhouse’s segment profit margin first six months of fiscal 2022 was driven primarily by positive same-restaurant sales as well as decreased restaurant expenses, partially offset by increased food and beverage costs. The increase in Fine Dining’s segment profit margin for the second quarter and first six months of fiscal 2022 was driven primarily by as positive same-restaurant sales as well as decreased labor and restaurant expenses. The increase in Other Business’ segment profit margin for the second quarter and first six months of fiscal 2022 was driven primarily by positive same-restaurant sales as well as decreased restaurant expenses.
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
We currently manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable costs. Our publicly issued long-term debt currently carries the following ratings:
•Moody’s Investors Service “Baa2”;
•Standard & Poor’s “BBB”; and
•Fitch “BBB”.
Our commercial paper has ratings of:
•Moody’s Investors Service “P-2”;
•Standard & Poor’s “A-2”; and
•Fitch “F-2”.
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
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020. As of November 28, 2021, we had no outstanding balances and we were in compliance with all covenants under the New Revolving Credit Agreement.

The New Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the New Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurodollar Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the New Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0.000 percent for base rate loans.
As of November 28, 2021, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 28, 2021, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $481.5 million for the first six months of fiscal 2022, from $428.6 million for the first six months of fiscal 2021. Net cash flows provided by operating activities include net earnings from continuing operations of $425.1 million and $134.2 million in the first six months of fiscal 2022 and 2021, respectively. Net cash flows provided by operating activities increased in fiscal 2022 primarily due to higher net earnings from continuing operations, offset by the change in working capital compared to fiscal 2021.
Net cash flows used in investing activities of continuing operations were $177.8 million for the first six months of fiscal 2022, compared to $109.7 million for the first six months of fiscal 2021. Capital expenditures increased to $173.3 million for the first six months of fiscal 2022 from $108.2 million for the first six months of fiscal 2021 reflecting an increase in new restaurant construction and remodel activity during fiscal 2022.
Net cash flows used in financing activities of continuing operations were $721.0 million for the first six months of fiscal 2022, compared to $308.4 million for the first six months of fiscal 2021. Net cash flows used in financing activities for the first six months of fiscal 2022 included dividends paid of $286.1 million and share repurchases of $452.3 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first six months of fiscal 2021 included repayment of a 364-day term loan of $270.0 million prior to maturity as well as dividends paid of $39.1 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $2.20 and $0.30 per share for the first six months of fiscal 2022 and 2021, respectively.
On September 22, 2021, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $750.0 million of our outstanding common stock in addition to any amount remaining under the prior authorization. This repurchase program does not have an expiration. During the quarter and six months ended November 28, 2021, we repurchased 1.8 million and 3.1 million shares of our common stock, respectively, compared to 0.0 million and 0.1 million shares of our common stock, respectively, during the quarter and six months ended November 29, 2020.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At November 28, 2021, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.39 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $1.51 billion as of November 28, 2021, compared to $1.87 billion as of May 30, 2021. The decrease was primarily due to a decrease in cash and cash equivalents.
Our current liabilities totaled $1.78 billion as of November 28, 2021, compared to $1.85 billion as of May 30, 2021. The decrease was primarily driven by a decrease in other current liabilities.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 28, 2021, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $80.5 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $70.1 million. The fair value of our long-term fixed-rate debt outstanding as of November 28, 2021, averaged $1.08 billion, with a high of $1.09 billion and a low of $1.06 billion during the first six months of fiscal 2022. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 28, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 28, 2021.
During the fiscal quarter ended November 28, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 28, 2021.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 30, 2021 through October 3, 2021	399,769	$150.85	399,769	$966.9
October 4, 2021 through October 31, 2021	732,787	$148.84	732,787	$857.8
November 1, 2021 through November 28, 2021	654,317	$147.74	654,317	$761.1
Quarter-to-Date	1,786,873	$148.89	1,786,873	$761.1

(1)All of the shares purchased during the quarter ended November 28, 2021 were purchased as part of our repurchase program. On September 22, 2021, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $750.0 million of our outstanding common stock in addition to any amount remaining under the prior authorization. This repurchase program, which was announced publicly in a press release issued on September 23, 2021, does not have an expiration.
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

DARDEN RESTAURANTS, INC.

Dated:	January 5, 2022	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)