Form 10-K
period 2022-05-29
DARDEN RESTAURANTS INC
filed 2022-07-22
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $140.55 per share as reported on the New York Stock Exchange on November 26, 2021, was approximately: $17,964,900,000.
Number of shares of Common Stock outstanding as of May 29, 2022: 123,946,313.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 21, 2022, to be filed with the Securities and Exchange Commission no later than 120 days after May 29, 2022, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 29, 2022

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2023, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 29, 2022, we owned and operated 1,867 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, and The Capital Burger® trademarks. As of May 29, 2022, we also had 60 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 29, 2022:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House (1)	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total
Owned and operated:
United States	876	546	172	85	62	45	42	28	3	1,859
Canada	8	—	—	—	—	—	—	—	—	8
Total	884	546	172	85	62	45	42	28	3	1,867
Franchised:
United States (2)	11	18	4	—	—	—	1	—	—	34
Latin America	24	—	—	—	2	—	—	—	—	26
Total	35	18	4	—	2	—	1	—	—	60
(1)Includes two restaurants that are owned jointly by us and third parties, and managed by us.
(2)Includes Puerto Rico and Guam.

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

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2022 ended May 29, 2022 and consisted of 52 weeks, fiscal 2021 ended May 30, 2021 and consisted of 52 weeks, and fiscal 2020 ended May 31, 2020 and consisted of 53 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

COVID-19 Pandemic and Other Impacts to our Operating Environment

For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment (PPE). Also, some state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze, Seasons 52, The Capital Burger and results from our franchise operations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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
Most dinner menu entrée prices range from $10.00 to $20.00, and most lunch menu entrée prices range from $8.00 to $10.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2022, the average check per person (defined as total sales divided by number of entrées sold) was approximately $21.00, with alcoholic beverages accounting for 5.5 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
LongHorn Steakhouse
LongHorn Steakhouse is a full-service steakhouse restaurant brand with locations primarily in the eastern United States, operating in an atmosphere inspired by the American West. LongHorn Steakhouse opened its first restaurant in 1981 and we acquired LongHorn Steakhouse in October 2007 as part of the RARE Hospitality International, Inc. (RARE) acquisition. LongHorn Steakhouse restaurants feature a variety of menu items including signature fresh steaks and chicken, as well as salmon, shrimp, ribs, pork chops and burgers.
Most dinner menu entrée prices range from $12.50 to $32.50, and most lunch menu entrée prices range from $9.00 to $13.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2022, the average check per person was approximately $24.00, with alcoholic beverages accounting for 9.0 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Cheddar’s Scratch Kitchen
Cheddar’s Scratch Kitchen is a full-service restaurant brand operating primarily in Texas and throughout the southern, mid-western and mid-Atlantic regions of the United States. The casual dining menu features modern classics and American favorites cooked from scratch. Cheddar’s Scratch Kitchen opened its first restaurant in 1979 and we acquired Cheddar’s Scratch Kitchen in April 2017.

Most lunch and dinner menu entrée prices range from $8.00 to $21.00. During fiscal 2022, the average check per person was approximately $16.50, with alcoholic beverages accounting for 8.3 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Yard House
Yard House is a full-service restaurant brand operating in metropolitan areas across the United States and is known for great food, classic rock and over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, snacks, burgers and steaks, street tacos, salads, sandwiches and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996 and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $9.00 to $48.00. During fiscal 2022, the average check per person was approximately $33.50, with alcoholic beverages accounting for 33.8 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
The Capital Grille
The Capital Grille is a fine dining restaurant brand with locations primarily in major metropolitan cities in the United States featuring relaxed elegance and style. The Capital Grille opened its first restaurant in 1990 and we acquired The Capital Grille in October 2007 as part of the RARE acquisition. Nationally acclaimed for dry aging steaks on the premises, the restaurants feature an award-winning wine list offering over 350 selections, personalized service, a comfortable club-like atmosphere, and premiere private dining rooms.
Most dinner menu entrée prices range from $34.00 to $95.00 and most lunch menu entrée prices range from $19.00 to $49.00. During fiscal 2022, the average check per person was approximately $92.50, with alcoholic beverages accounting for 27.7 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu with all items under 595 calories. The menu includes an international collection of wines, featuring 52 wines available by the glass, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $12.00 to $46.50. During fiscal 2022, the average check per person was approximately $47.50, with alcoholic beverages accounting for 24.4 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
Bahama Breeze
Bahama Breeze is an internally-developed full-service restaurant brand operating primarily in the eastern United States that offers guests the feeling of a Caribbean escape, with food, drinks and atmosphere found in the islands. The menu features distinctive, Caribbean-inspired fresh seafood, chicken and steaks as well as handcrafted tropical cocktails. In 1996, Bahama Breeze opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $8.50 to $24.00. During fiscal 2022, the average check per person was approximately $30.50, with alcoholic beverages accounting for 22.9 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Eddie V’s
Eddie V’s is a fine dining restaurant brand with locations in major metropolitan cities in the United States, with a sophisticated and contemporary ambiance, featuring live music trios nightly in the V Lounge. Dishes are artistically prepared and feature an ever-changing array of seasonal seafood, along with critically acclaimed prime steaks, hand cut and broiled to perfection. The atmosphere provides an alluring dining experience reminiscent of a modern day Gatsby, infusing an indulgent experience with an irresistible vibe. Eddie V’s opened its first restaurant in 2000 and we acquired Eddie V’s in November 2011.

Most dinner menu entrée prices range from $35.00 to $102.00. During fiscal 2022, the average check per person was approximately $109.00, with alcoholic beverages accounting for 30.1 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
The Capital Burger
The Capital Burger is an internally created, development-stage full-service restaurant concept with locations primarily in major metropolitan cities in the United States that offers guests a luxe burger experience. The Capital Burger opened its first restaurant in 2018. The menu features burgers made with a proprietary beef blend, sandwiches and appetizers. It is a bar-centric concept offering local craft beers, a unique wine list and spiked shakes. Multiple items take from the parentage of The Capital Grille, like the signature Stoli Doli, a pineapple-infused martini.
Most lunch and dinner menu entrée prices range from $16.00 to $30.00. During fiscal 2022, the average check per person was approximately $31.50, with alcoholic beverages accounting for 31.2 percent of The Capital Burger’s sales. The Capital Burger maintains an all-day menu in addition to a happy hour menu.
The following table shows our restaurant growth over the last five years and lists the number of restaurants owned and operated by each of our brands as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total Restaurants	Total Sales (in millions) (1)
2018	856	504	156	72	57	42	39	19	1	1,746	$8,080.1
2019	866	514	161	79	57	44	42	21	1	1,785	$8,510.4
2020	868	522	165	81	58	44	41	23	2	1,804	$7,806.9
2021	875	533	170	81	60	44	42	26	3	1,834	$7,196.1
2022	884	546	172	85	62	45	42	28	3	1,867	$9,630.0
(1) During fiscal 2020 and 2021, many of our locations experienced restrictions on operations, including the ability to have dine-in operations and were subject to vaccine and/or mask mandates.
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
Although we have continued to adapt our business model throughout the COVID-19 pandemic, our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, our brands can capitalize on data driven insights to deliver customized one-to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.

Recent and Planned Restaurant Growth
During fiscal 2022, we added 33 net new company-owned restaurants in the United States. Our fiscal 2022 actual restaurant openings and closings, fiscal 2023 projected openings, and approximate capital investment, square footage and dining capacity, by brand (4), are shown below:

	Actual - Fiscal 2022		Projected - Fiscal 2023	Pro-Forma New Restaurants
	Restaurant Openings	Restaurant Closings	New Restaurant Openings	Capital Investment Range (1) (in millions)			Approximate Square Feet (2)	Approximate Dining Seats (3)
Olive Garden	10	1	22-25	$3.7	-	$5.2	7,700	250
LongHorn Steakhouse	14	1	15-18	$3.0	-	$4.2	5,700	180
Cheddar’s Scratch Kitchen	3	1	9-11	$4.0	-	$5.2	8,000	260
Yard House	4	—	2-3	$7.0	-	$8.5	11,000	360
The Capital Grille	2	—	2-3	$8.0	-	$9.0	10,000	320
Seasons 52	1	—	0-1	$5.5	-	$6.5	9,000	250
Bahama Breeze	—	—	0-1	$5.0	-	$6.0	9,000	350
Eddie V’s	2	—	1-2	$8.0	-	$9.0	10,000	320
Totals	36	3	55 - 60

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
(2)Includes all space under the roof, including the coolers and freezers; based on primary prototypes.
(3)Includes bar dining seats and patio seating, but excludes bar stools.
(4)The Capital Burger is a development-stage concept with limited pro-forma information, as such, it is excluded from this table.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2023 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
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
The management structures below describe our restaurant operations during the normal and fully operational conditions that were in place at the end of fiscal 2022. Over the course of fiscal 2021 and 2022, as the COVID-19 pandemic impacted our business, the staffing levels at many of our restaurants varied periodically, as our dining rooms operated under a range of pandemic conditions that also varied from time to time, from state to state and city to city. As our restaurant operations continued to evolve in response to the pandemic, we have evolved our operational structure and made adjustments to restaurant staffing where appropriate. As a result, the descriptions below may not precisely reflect the current or future structure of our restaurant operations.
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
Each Yard House and Bahama Breeze restaurant is led by a General Manager, and each The Capital Grille, Seasons 52, Eddie V’s and The Capital Burger restaurant is led by a Managing Partner. Each also has three to ten additional managers. Each Yard House, The Capital Grille, Seasons 52 and Eddie V’s restaurant has one executive chef and one to two sous chefs. The Capital Burger restaurant has one sous chef and each Bahama Breeze restaurant has one to three culinary managers. In addition, each restaurant typically employs between 60 to 200 hourly team members, most of whom work part-time. The General Manager or Managing Partner of each restaurant reports directly to a Director of Operations, who has operational responsibility for approximately three to eleven restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
Our Learning and Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an eight to twelve-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.
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
Food Safety and our Total Quality Program
Through rigorous supplier and risk-based product evaluations, we purchase only products that meet or exceed our product specifications. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers that produce “high-risk” products are subject to a food safety evaluation by Darden personnel at least annually. We require our suppliers to maintain sound manufacturing practices and operate with comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met.
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
Restaurant, Guest and Team Member Safety in Response to COVID-19
In response to the COVID-19 pandemic, throughout fiscal 2022, we have continued to comply with state and local government regulations and health recommendations, as applicable, to promote guest and team member wellness and to maintain clean restaurants. As the pandemic recedes in the United States, many of the additional COVID-19 protocols have been relaxed or removed as of the date of this report. Nevertheless, we are remaining vigilant and may reinstate any of the additional safety or health and wellness precautions if public health conditions worsen in any of our service areas or future government regulations require us to do so.
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
In response to the ongoing impacts of the COVID 19 pandemic, the changing environment and global supply chain delays, throughout fiscal 2022, we continued to take steps to enhance the safety and reliability of our supply chain.
•Sourcing: We created and executed contingency plans in anticipation of supply chain obstacles to help mitigate the potential risk of shortages or disruptions in the supply of our key food products.
•Distribution: We increased inventory levels for brand-critical items to ensure sufficient supply of necessary products and equipment.
We believe that our significant scale is a competitive advantage and our purchasing team leverages this purchasing capability. Our purchasing staff travels routinely within the United States and internationally to source top-quality food products at competitive prices. We actively engage with and monitor our suppliers, both in person and remotely, including hosting virtual visits and audits. We believe that we have established excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or middlemen). We actively support several national minority supplier organizations to ensure that we incorporate women- and minority-owned businesses in our purchasing decisions.
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

Advertising and Marketing
Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with additional targeted digital media investments. LongHorn Steakhouse uses digital advertising to build engagement and loyalty by market. Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and the Capital Burger do not use television advertising, but rely on local and digital marketing. During fiscal 2022, we continued to direct more of our marketing efforts towards digital channels rather than traditional media outlets. Our restaurants appeal to a broad spectrum of consumers and we use advertising to build awareness and strengthen our brands’ relevance. We implement periodic promotions, as appropriate, to increase frequency of guest visits while maintaining overall profitability. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Instagram®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and marketplace dynamics.
In fiscal 2022, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society.  We also continued making improvements to our online and mobile ordering system for Olive Garden and LongHorn Steakhouse and accelerated rollout of online and mobile ordering and payment systems across all of our other brands.  In addition, we continued working on developing sophisticated customer relationship management programs, data analytics, and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands.  This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty.

Human Capital

We prioritize our team members through our People Strategy that includes four strategic imperatives:
•Hire - Attract and select diverse team members that reflect our values and are committed to our results-oriented culture;
•Train - Teach team members to perform in today’s environment and develop the skills to meet tomorrow’s needs;
•Reward - Invest in compelling programs that recognize team members when goals are achieved and further motivate our culture of winning; and
•Retain - Keep team members engaged and motivated, ready to deliver results and grow their careers.

We closely track and assess a variety of metrics that help us to evaluate our performance of each of these imperatives.

Hire. We are committed to attracting, engaging, developing and retaining a workforce that mirrors the diversity of our guests and the communities in which we operate. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our team members. Key team member statistics as of the end of fiscal 2022 included the following:

Total team members (hourly and salaried)	178,956
Total number of hourly team members	168,980
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	54%
Total number of new hires of hourly team members during fiscal 2022	210,134
Percent of hourly new hires – female	56%
Percent of hourly new hires – members of racial or ethnic minority groups	57%
In addition to the gender, racial and ethnic diversity of our workforce, our team members are also very diverse in age; we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials. We provide our EEO-1 report and additional details about our inclusion and diversity programs on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We regularly invest in our team members’ careers by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In fiscal 2022, 62% of the participants in our restaurant Manager In Training program were internal promotions and 100% of the new General Managers or Managing Partners were internal promotions.

Reward. We believe that we provide working conditions and pay and benefits that compare favorably with those of our competitors. Most team members, other than restaurant management and corporate management, are paid on an hourly basis. We offer our team members flexible work schedules and competitive pay and benefits, including paid sick leave and access to free counseling through our employee assistance program for team members and their families. In March of 2021, we announced that every hourly restaurant team member company-wide would earn a minimum hourly wage of at least $10 per hour, inclusive of tip income, starting immediately, and we committed to increase that minimum wage to $11 per hour in January 2022 and $12 per hour in January 2023. Due to the current inflationary environment, we accelerated the increase to $12 per hour to become effective January 1, 2022.

In addition, to reward our restaurant management teams for successfully navigating through the challenges of the COVID-19 pandemic impacts on their operations, during fiscal 2022, we enhanced each of the quarterly restaurant management team bonus payouts. In order to reward all of our restaurant General Managers and Managing Partners for navigating the pandemic and increase retention of these key team members in the medium-term, we awarded each of our restaurant managers and general partners incremental long-term cash settled, stock based incentive grants in June 2021, with a total value of over $18 million.

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

Retain. As a full-service restaurant company, food is always top of mind, but our team members make the difference: they are at the heart of everything we do. We believe the guest experience can never exceed the team member experience, so we strive to hire the best individuals and retain them by fostering an environment of respect and inclusion, where diversity of thought and background is valued and everyone has the opportunity to develop and grow their careers. In addition, our geographic footprint often puts us in a position to offer our restaurant team members jobs in their current roles when personal circumstances require relocation.

Despite impacts of COVID-19 on our business and our workforce, Darden’s consolidated turnover rate for hourly team members during fiscal 2022, was 108.3%, one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2022 that was lower than the most recent relevant casual dining or fine dining turnover rate for their industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 21.9% was also significantly lower than the industry benchmark. Our executive leadership (vice president and above) has an average of over 17 years of experience with Darden, while our restaurant General Managers and Managing Partners have an average of 14 years of experience with us.
Information Technology and Cybersecurity
We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. Our information is processed in a secure environment to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan annually and providing on-site power backup. We periodically engage third-parties to perform cybersecurity audits utilizing the National Institute of Standards and Technology framework. We also engage third-parties to conduct security reviews of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (SaaS), as well as purchased software, with proven, non-proprietary hardware.

All of our brands share a secure, robust digital platform with online ordering and other guest-facing capabilities. We also have deployed mobile applications with online ordering and other features for all of our casual dining brands and for most of our specialty restaurant brands. We successfully leverage these digital capabilities to address evolving guest needs. We will continue to invest in these platforms and applications to enhance the guest experience.
We maintain a robust system of data protection and cybersecurity resources, technology and processes. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make strategic investments to address these risks and compliance requirements to keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity awareness training for our restaurant management and restaurant support center team members. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.
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
Competition
The restaurant industry is intensely competitive with respect to the type and quality of food, price, service, restaurant location, personnel, brand, attractiveness of facilities, availability of carryout and home delivery, internet and mobile ordering capabilities and effectiveness of advertising and marketing. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. In addition, expanding product offerings at fast casual and quick-service restaurants and the convenience of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives or reduce the frequency of their restaurant visits. We expect intense competition to continue in all of these areas.
Other factors pertaining to our competitive position in the industry are addressed under the sections entitled “Purchasing and Distribution,” “Advertising and Marketing” and “Information Technology and Cybersecurity” in this Item 1 and in our Risk Factors in Item 1A of this Form 10-K.
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, The Capital Burger®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 29, 2022, we operated 1,867 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for two restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 29, 2022, franchisees operated 34 franchised restaurants in the United States and 26 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille and Bahama Breeze restaurants in the following regions:

•United States (including Puerto Rico and Guam),
•Mexico,
•Central and South America (Brazil, Chile, Costa Rica, Ecuador, El Salvador and Panama),
•Philippines,
•Aruba, and
•Saudi Arabia
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
We license the sales and distribution of several items including Olive Garden salad dressings, salad croutons and seasoning through various channels including wholesale distribution chains and major grocery chains. The amount of income we derive from these licensing arrangements is not material to our consolidated financial statements.
Seasonality
Our sales volumes have historically fluctuated seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
The COVID-19 pandemic caused a panoply of federal, state and local government regulations affecting our business to be issued and frequently revised on a daily and/or weekly basis beginning in March 2020 and continuing through most of fiscal 2021. Regulations relating to paid sick leave, opening and closing of bars, restaurants and dining rooms, business hours, sanitation practices, To Go alcohol sales, guest spacing within dining rooms and other social distancing practices and PPE usage by both team members and guests have materially affected the way we operate our business and serve our guests. Most of these regulations were rolled back by end of the first quarter of fiscal 2022, and as of the end of fiscal 2022, very few COVID-19-specific operating restrictions remained in place in the United States. However, we continue to monitor the impacts of the COVID-19 pandemic and it is possible that certain regulations could be re-imposed in the future if the United States or portions thereof experience additional outbreaks.
During fiscal 2022, 11.6 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. As a result of the impact of COVID-19 pandemic on restaurants, many states have modified their regulations to permit To Go sales of alcoholic beverages, and in some locations we now offer a variety of alcoholic beverages, including in bottles, from draft and mixed drinks To Go. The failure of a restaurant to obtain or retain these alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
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
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2022, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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
See Item 1A “Risk Factors” below for a discussion of risks relating to federal, state and local regulation of our business, including in the areas of data privacy and environmental matters.
Sustainability
The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. During fiscal 2022, we remained focused on our climate strategy, restaurant sustainability metrics and Darden’s Animal Welfare Council. Given the current economic environment, we will continue to adapt our sustainability approach with development or enhancement of integrated and strategic priorities in the near term across the enterprise, from the food we source to the operation of our restaurants.

Darden manages energy and water conservation within our restaurant operations. In fiscal 2021, we experienced reductions in energy and water usage directly related to COVID-19 impacts to the business, and we do not expect these results to continue year-over-year. Darden measures and reports environmental metrics for owned and operated restaurants only.

Greenhouse Gas (GHG) Emissions(1)
	Fiscal Year Ended
(in metric tons CO2e)	May 30, 2021	May 31, 2020	May 26, 2019
Average Per Restaurant (2)	373(3)	424	444
Total - Scope 1 and 2	683,294	774,200	783,940
(1)GHG reporting is for the fiscal year preceding the year of this report and is not available for the current financial reporting period.
(2)Per restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants.
(3)Fiscal 2021 emissions reductions compared to prior years resulted from business impacts of the COVID-19 pandemic during fiscal 2021.

We shared Darden’s Food Principles in 2016 to outline our commitment to guests in areas of sustainable sourcing, nutritional disclosure, food safety and animal welfare. Darden’s Food Principles connect each of these strategic business efforts in a guest-centered platform, including sourcing and ingredient commitments to our guests. We have set commitments related to the following food attributes: animal welfare, chickens raised without medically-important antibiotics, cage-free eggs and gestation crate-free pork. We continue to work with our supplier partners to make progress toward these commitments and we provide annual updates on our efforts in the Sustainability section of our website, www.darden.com.
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
Darden Foundation and Community Affairs
We are recognized for a culture that rewards caring for and responding to people. That defines service for Darden. The Darden Restaurants, Inc. Foundation (the Foundation) works to bring this spirit of service to life through its philanthropic support of charitable organizations across the country and support for the volunteer involvement of our team members. The Foundation does this by focusing its philanthropic efforts on programs that enhance the communities where our team members and guests live and work. In addition, team members at our Restaurant Support Center are eligible for 16 hours per calendar year of paid time for approved community service activities during scheduled work hours.
In fiscal 2022, the Foundation awarded approximately $4.4 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community engagement, disaster preparedness and the promotion of career opportunities in the culinary industry.
The Foundation continued to invest in mobile food pantry programs through its long-term partnership with Feeding America. In fiscal 2022, the Foundation awarded a $2.0 million grant to help fund 10 additional refrigerated box trucks to help Feeding America increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve a high percentage of people of color. The most recent donation marks a total of $14.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.
Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, our restaurants collect surplus, wholesome food that is not served to guests and, rather than discarding the food, they prepare it for donation to local nonprofit feeding partners. In fiscal 2022, Darden contributed approximately 4.2 million pounds of food, the equivalent of more than 3.5 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year.
In fiscal 2022, as part of Darden’s continued commitment to inclusion and diversity, the Foundation donated an additional $500,000 to Boys & Girls Clubs of America to support the development and implementation of programming that will help youth embrace diversity and combat racial discrimination. The Youth for Unity curriculum will provide meaningful, action-oriented solutions to address social injustice and racial inequity and help foster the next generation of leaders, problem-solvers and advocates for change.
The Foundation’s funding helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2022 contribution of $250,000 also supports the Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.
We are also a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2022, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants donate meals to feed first responders and victims of natural disasters.

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

Risks Relating to the COVID-19 Pandemic and Macroeconomic Disruption

The COVID-19 pandemic has disrupted and may continue to disrupt our business and the global economy, which has affected and could continue to materially affect our operations, financial condition and results of operations.

The COVID-19 pandemic, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and may continue to disrupt our business. In the United States over the course of fiscal 2021, state and local governments imposed a variety of restrictions on people and businesses and public health authorities offered regular guidance on health and safety. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased. During fiscal 2022, increases in the numbers of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to future capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel and other related costs over which we may have little control. We have experienced and continue to experience inflationary conditions with respect to all of these cost areas during fiscal 2022. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are also subject to the general risks of inflation.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions which could have a material adverse effect on our labor costs in those areas.
Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents, geopolitical impacts or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
Certain economic and business factors and their impacts on the restaurant industry and other general macroeconomic factors including unemployment, energy prices and interest rates that are largely beyond our control may adversely affect consumer behavior and our results of operations.
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
General economic conditions, including economic downturns related to the COVID-19 pandemic, geopolitical conditions and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Economic uncertainty has caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs remain at the current elevated levels or increase further, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive restaurants.
Furthermore, we cannot predict the effects that actual or threatened armed conflicts, including the ongoing armed conflict in the Ukraine, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns or result in increased costs for us due to security measures.
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
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning which has been complicated by the impacts of the COVID-19 pandemic on our business, the relevant labor market and on consumer preferences. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. Personal or public health concerns related to COVID-19 may continue to make some existing team members or potential candidates reluctant to work in enclosed restaurant environments. We have experienced and may continue to experience challenges in recruiting and retaining team members in various locations. A shortage of qualified candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets or impact our results of operations.
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
Our restaurant operations are subject to United States and Canadian federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care and other benefit or working condition regulations also have increased and may continue to increase our labor costs. These increased costs could, in turn, lead us to increase our menu prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in menu prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.
Risks Relating to Health and Safety
Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases may have an adverse effect on our business.
In addition to the novel coronavirus that causes COVID-19, the United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, such as norovirus, avian flu or “SARS,” “MERS,” H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or The United States Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.
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
Risks Related to the Restaurant Industry
We are subject to a number of risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of environmental matters, minimum wage, employee benefit regulations, unionization, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to legislation or government regulation may impact our cost structure, operational efficiencies and talent availability.
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
Consumers are continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. In response to the COVID-19 pandemic, during periods of high public health risk, many consumers chose to order food To Go or for delivery rather than dining in at full-service restaurants. If COVID-19 cases increase or other future public health issues cause these preferences to increase, we may need to further adapt our offerings to respond to these additional changes. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations could be adversely affected.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
The proliferation and utilization of existing and innovative social media platforms allows individuals and businesses access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business.  The harm may be immediate without affording us an opportunity for redress or correction.  The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Our competitors are constantly expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. As part of our marketing efforts, we rely on social media platforms and search engine marketing to attract and retain guests. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brands. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased employee engagement or brand recognition. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
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
The long-term effects of climate change and global warming will result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may continue to impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause property damage and temporary closures, sometimes for prolonged periods, which could negatively impact our restaurant sales or costs. Climate change and government regulation relating to climate change, including regulation of greenhouse gas emissions, could result in construction delays and increased costs, interruptions to the availability or increases in the cost of utilities, and shortages or interruptions in the supply or increases to the costs of food items and other supplies.
Risks Relating to Our Business Model and Strategy
A majority of our restaurants are operated in leased properties and as a result, we are committed to long-term lease obligations that we may not be able to cancel if we want to close a restaurant location and we may be unable to renew the leases that we may want to extend at the end of their terms.
As of May 29, 2022, 1,791 of our 1,867 restaurants operating in the United States and Canada operate in leased locations and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and may have an adverse effect on our operating performance.
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
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires and earthquakes; macroeconomic conditions resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Supply chain disruptions have increased some of our costs and limited the availability of certain products for our restaurants during fiscal 2022 and may continue to do so. If we increase menu prices as a result of increased food costs or remove menu items due to shortages, such responses may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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
We may experience higher-than-anticipated costs or delays associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.
Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. Increases in the time to procure or shortages of construction labor and materials and capital equipment, or permitting delays, may impact the time it takes to open new restaurants. An increase in such expenses or delays in the timeline to complete construction could have an adverse effect on our results of operations.
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
The equity markets in the United States continue to be volatile due to the ongoing impacts of the COVID-19 pandemic, macroeconomic conditions, geopolitical concerns and due to the unpredictability of the recovery of the United States economy as a result of these factors. Market volatility has contributed to and may continue to contribute to fluctuations in the Company’s stock price. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to during periods of extreme volatility in the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, The Capital Burger ®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 29, 2022, we operated 1,867 restaurants. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of these 1,867 company-owned restaurants, 76 were located on owned sites and 1,791 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	911
Ground and Building Leases	661
Space/In-Line/Other Leases	219
Total	1,791

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2022, there were approximately 8,551 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 204.2 million shares through May 29, 2022 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 29, 2022:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 28, 2022 through April 3, 2022	1,294,762	$129.78	1,294,762	$211.4
April 4, 2022 through May 1, 2022	253,011	$131.21	253,011	$178.2
May 2, 2022 through May 29, 2022	295,009	$122.03	295,009	$142.2
Quarter-to-Date	1,842,782	$128.73	1,842,782	$142.2
(1)All of the shares purchased during the quarter ended May 29, 2022 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.0 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration and replaces the existing share repurchase authorization.
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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2017	May 2018	May 2019	May 2020	May 2021	May 2022
Darden Restaurants, Inc.	$100.00	$102.80	$144.40	$94.50	$178.21	$161.74
S&P 500 Stock Index	$100.00	$114.86	$121.69	$133.77	$187.70	$188.31
S&P Composite 1500 Restaurant Sub-Index	$100.00	$104.41	$131.81	$131.65	$184.43	$168.04

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$275
$250
$225
$200
$175
$150
$125
$100
$75
May - 17
May - 18
May - 19
May - 20
May - 21
May - 22

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 28, 2017, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2022, which ended May 29, 2022, and fiscal 2021, which ended May 30, 2021, each consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 29, 2022, we operated 1,867 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze® , Eddie V’s Prime Seafood® , and The Capital Burger®     trademarks. We own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 26 franchised restaurants in operation located in Latin America. All intercompany balances and transactions have been eliminated in consolidation.
COVID-19 Pandemic and Other Impacts to our Operating Environment
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment. Also, some state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.
During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.
The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Fiscal 2022 Financial Highlights
•Total sales increased 33.8% to $9.63 billion in 2022 from $7.20 billion in fiscal 2021 driven by a blended same-restaurant sales increase of 30.9% and sales from 33 net new restaurants.
•Reported diluted net earnings per share from continuing operations increased to $7.40 in 2022 from $4.80 in fiscal 2021, a 54.2 percent increase.
•Net earnings from continuing operations increased to $954.7 million in 2022 from $632.4 million in fiscal 2021, a 51.0 percent increase.
•Net loss from discontinued operations decreased to $1.9 million ($0.01 per diluted share) for fiscal 2022, from $3.1 million ($0.03 per diluted share) in fiscal 2021. When combined with results from continuing operations, our diluted net earnings per share was $7.39 for fiscal 2022 and diluted net earnings per share was $4.77 for fiscal 2021.
Outlook
We expect fiscal 2023 sales from continuing operations to increase between 6 percent and 8 percent, driven by Darden same-restaurant sales growth of 4 percent to 6 percent, as well as sales from approximately 55-60 new restaurants. In fiscal 2023, we expect our annual effective tax rate to be 13.5 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $500.0 million and $550.0 million.

RESULTS OF OPERATIONS FOR FISCAL 2022 AND 2021
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 29, 2022 and May 30, 2021:

	Fiscal Year Ended		Percent Change
(in millions)	May 29, 2022	May 30, 2021	2022 v. 2021
Sales	$9,630.0	$7,196.1	33.8%
Costs and expenses:
Food and beverage	2,943.6	2,072.1	42.1%
Restaurant labor	3,108.8	2,286.3	36.0%
Restaurant expenses	1,582.6	1,344.2	17.7%
Marketing expenses	93.2	91.1	2.3%
General and administrative expenses	373.2	396.2	(5.8)%
Depreciation and amortization	368.4	350.9	5.0%
Impairments and disposal of assets, net	(2.0)	6.6	NM
Total operating costs and expenses	$8,467.8	$6,547.4	29.3%
Operating income	$1,162.2	$648.7	79.2%
Interest, net	68.7	63.5	8.2%
Other (income) expense, net	—	8.7	NM
Earnings before income taxes	$1,093.5	$576.5	89.7%
Income tax expense (benefit) (1)	138.8	(55.9)	NM
Earnings from continuing operations	$954.7	$632.4	51.0%
Losses from discontinued operations, net of tax	(1.9)	(3.1)	(38.7)%
Net earnings	$952.8	$629.3	51.4%

(1) Effective tax rate	12.7%	(9.7)%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2021:

	May 29, 2022	May 30, 2021
Olive Garden	884	875
LongHorn Steakhouse	546	533
Cheddar’s Scratch Kitchen	172	170
Yard House	85	81
The Capital Grille	62	60
Seasons 52	45	44
Bahama Breeze	42	42
Eddie V’s	28	26
The Capital Burger	3	3
Total	1,867	1,834
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021		SRS (1)	May 29, 2022	May 30, 2021
Olive Garden	$4,503.9	$3,593.4	25.3%	24.1%	$5.1	$4.1
LongHorn Steakhouse	$2,374.3	$1,810.4	31.1%	28.1%	$4.4	$3.4
Fine Dining (3)	$776.2	$443.2	75.1%	62.7%	$8.8	$5.4
Other Business (3)	$1,975.6	$1,349.1	46.4%	42.4%	$5.7	$4.0
	$9,630.0	$7,196.1
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
(3)In the first quarter of fiscal 2022, we changed our internal management reporting to include The Capital Burger in the Other Business segment. Previously, The Capital Burger was included in the Fine Dining segment due to its adjacency with The Capital Grille brand and overall immateriality. Fiscal 2021 figures have been restated for comparability.
Olive Garden’s sales increase for fiscal 2022 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2022 resulted from a 18.9 percent increase in same-restaurant guest counts combined with a 4.4 percent increase in average check.
LongHorn Steakhouse’s sales increase for fiscal 2022 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2022 resulted from a 22.8 percent increase in same-restaurant guest counts combined with a 4.3 percent increase in average check.
Fine Dining’s sales increase for fiscal 2022 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2022 resulted from a 53.9 percent increase in same-restaurant guest counts combined with a 5.8 percent increase in average check.
Other Business’s sales increase for fiscal 2022 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2022 resulted from a 30.4 percent increase in same-restaurant guest counts combined with a 9.3 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 29, 2022 and May 30, 2021.

	Fiscal Year Ended
	May 29, 2022	May 30, 2021
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.6	28.8
Restaurant labor	32.3	31.8
Restaurant expenses	16.4	18.7
Marketing expenses	1.0	1.3
General and administrative expenses	3.9	5.5
Depreciation and amortization	3.8	4.9
Impairments and disposal of assets, net	—	0.1
Total operating costs and expenses	87.9%	91.0%
Operating income	12.1%	9.0%
Interest, net	0.7	0.9
Other (income) expense, net	—	0.1
Earnings before income taxes	11.4%	8.0%
Income tax expense (benefit)	1.4	(0.8)
Earnings from continuing operations	9.9%	8.8%
Total operating costs and expenses from continuing operations were $8.47 billion in fiscal 2022 and $6.55 billion in fiscal 2021.

Fiscal 2022 Compared to Fiscal 2021:

•Food and beverage costs increased as a percent of sales primarily due to a 2.5% impact from inflation, partially offset by a 0.9% impact from pricing.
•Restaurant labor costs increased as a percent of sales primarily due to a 2.4% impact from decreased productivity and a 2.3% impact from inflation, partially offset by a 4.2% impact from sales and pricing leverage.
•Restaurant expenses decreased as a percent of sales primarily due to a 3.7% impact from sales and pricing leverage, partially offset by a 1.0% impact from higher repairs and maintenance expenses and utility costs and a 0.2% impact from higher credit card expense.
•Marketing expenses decreased as a percent of sales primarily due to sales leverage.
•General and administrative expenses decreased as a percent of sales primarily due to a 1.4% impact from sales leverage, and a 0.5% impact related to our corporate restructuring actions during the first quarter of fiscal 2021.
•Depreciation and amortization expenses decreased as a percent of sales primarily due to sales leverage.
INCOME TAXES
The effective income tax rates for fiscal 2022 and 2021 for continuing operations were 12.7 percent and (9.7) percent, respectively. During fiscal 2022, we had income tax expense of $138.8 million on earnings before income tax of $1.09 billion compared to an income tax benefit of $55.9 million on earnings before income taxes of $576.5 million in fiscal 2021. The change was driven primarily by an increase in earnings before income taxes in fiscal 2022, in addition to the generation of a net operating loss for tax purposes in fiscal 2021 that was carried back to the previous five tax years. An income tax benefit was generated due to the difference in federal tax rates between fiscal year 2021 and the years to which the federal net operating loss was carried back.

NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2022 were $954.7 million ($7.40 per diluted share) compared with net earnings from continuing operations for fiscal 2021 of $632.4 million ($4.80 per diluted share).
Net earnings from continuing operations for fiscal 2022 increased 51.0 percent and diluted net earnings per share from continuing operations increased 54.2 percent compared with fiscal 2021. In fiscal 2021, our diluted per share results from continuing operations were positively impacted by $0.76 due to a non-recurring income tax benefit, partially offset by $0.27 due to our corporate restructuring in the first quarter of fiscal 2021.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2022 were a net loss of $1.9 million ($0.01 per diluted share) compared with a net loss for fiscal 2021 of $3.1 million ($0.03 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in the U.S. and Canada as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business. In the first quarter of fiscal 2022, we changed our internal management reporting to include The Capital Burger in the Other Business segment. Previously, The Capital Burger was included in the Fine Dining segment due to its adjacency with The Capital Grille brand and overall immateriality. Fiscal 2021 figures have been restated for comparability. See Note 5 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for further details.
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 29, 2022	May 30, 2021	2022 vs 2021
Olive Garden	22.1%	23.2%	(110)	BP
LongHorn Steakhouse	17.6%	17.9%	(30)	BP
Fine Dining	21.3%	18.1%	320	BP
Other Business	15.2%	14.3%	90	BP
The decrease in the Olive Garden segment profit margin for fiscal 2022 was driven primarily by higher restaurant labor and food and beverage costs, offset by lower restaurant expenses. The decrease in the LongHorn Steakhouse segment profit margin for fiscal 2022 was driven primarily by higher food and beverage costs, offset by lower restaurant expenses. The increase in the Fine Dining segment profit margin for fiscal 2022 was driven primarily by lower restaurant expenses and restaurant labor, offset by higher food and beverage costs. The increase in the Other Business segment profit margin for fiscal 2022 was driven by lower restaurant expenses, offset by higher food and beverage costs.
RESULTS OF OPERATIONS FOR FISCAL 2021 COMPARED TO FISCAL 2020
For a comparison of our results of operations for the fiscal years ended May 30, 2021 and May 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 30, 2021, filed with the SEC on July 23, 2021.
SEASONALITY
Our sales volumes have historically fluctuated seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the historical seasonality of our business and these other factors, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

IMPACT OF INFLATION
We attempt to minimize the annual effects of inflation through appropriate planning, operating practices and menu price increases. We are currently operating in a period of higher than usual inflation, led by food and beverage cost and labor inflation. Food and beverage inflation is principally due to increased costs incurred by our vendors related to higher labor, transportation, packaging, and raw materials costs. Some of the impacts of the inflation have been offset by menu price increases and other adjustments made during the year. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.
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
Valuation of Long-Lived Assets
Land, buildings and equipment, operating lease right-of-use assets and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. Based on a review of operating results for each of our restaurants, given the current operating environment, the amount of net book value associated with lower performing restaurants that would be deemed at risk for impairment is not material to our consolidated financial statements.

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

During fiscal 2022, we elected to perform a qualitative assessment for our annual impairment review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, COVID-19, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. Based on the results of the qualitative assessment which considered the improvements of each of our brands’ financial performance, as well as the improved overall operating environment, no indicators of impairment were identified. Changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill and trademarks, could result in an impairment loss of a portion or all of our goodwill or trademarks.
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our revolving credit agreement (Revolving Credit Agreement) increases. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At May 29, 2022, additional write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.03 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.1 million for fiscal 2022.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 12 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $22.2 million balance of unrecognized tax benefits at May 29, 2022, includes $5.8 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $5.8 million, $3.7 million relates to items that would impact our effective income tax rate.
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
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020. As of May 29, 2022, we had no outstanding balances and we were in compliance with all covenants under the Revolving Credit Agreement.

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
As of May 29, 2022, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 29, 2022, no such adjustments are made to this rate.
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

A summary of our contractual obligations and commercial commitments at May 29, 2022, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,513.3	$41.6	$83.2	$583.2	$805.3
Leases (2)	3,087.1	424.5	791.1	687.5	1,184.0
Purchase obligations (3)	745.6	520.2	221.0	4.4	—
Benefit obligations (4)	395.7	33.9	71.2	76.0	214.6
Unrecognized income tax benefits (5)	24.4	7.2	4.6	12.6	—
Total contractual obligations	$5,766.1	$1,027.4	$1,171.1	$1,363.7	$2,203.9

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$123.6	$123.6	$—	$—	$—
Guarantees (7)	101.0	32.0	43.8	19.0	6.2
Total commercial commitments	$224.6	$155.6	$43.8	$19.0	$6.2
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $10.1 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous items.
(4)Includes expected contributions associated with our supplemental defined benefit pension plan and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2032.
(5)Includes interest on unrecognized income tax benefits of $2.2 million, $1.4 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $104.8 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $18.8 million of surety bonds related to other payments.
(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster in fiscal 2015.

Our adjusted debt to adjusted total capital ratio was 61 percent and 55 percent as of May 29, 2022 and May 30, 2021, respectively. Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement. For fiscal 2022 and fiscal 2021, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $409.8 million and $385.7 million, respectively. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 29, 2022	May 30, 2021
CAPITAL STRUCTURE
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	939.1	938.9
Total debt	$939.1	$938.9
Stockholders’ equity	2,198.2	2,813.1
Total capital	$3,137.3	$3,752.0
CALCULATION OF ADJUSTED CAPITAL
Total debt	$939.1	$938.9
Lease-debt equivalent	2,459.0	2,314.2
Guarantees	101.0	121.5
Adjusted debt	$3,499.1	$3,374.6
Stockholders’ equity	2,198.2	2,813.1
Adjusted total capital	$5,697.3	$6,187.7
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	30%	25%
Adjusted debt to adjusted total capital ratio	61%	55%

Net cash flows provided by operating activities from continuing operations were $1.26 billion and $1.19 billion in fiscal 2022 and 2021, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $954.7 million in fiscal 2022 and $632.4 million in fiscal 2021. Net cash flows provided by operating activities from continuing operations increased in fiscal 2022 primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $389.0 million and $263.7 million in fiscal 2022 and 2021, respectively. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $376.9 million in fiscal 2022, compared to $254.9 million in fiscal 2021.
Net cash flows used in financing activities from continuing operations were $1.61 billion and $478.9 million in fiscal 2022 and 2021, respectively. Net cash flows used in financing activities in fiscal 2022 included dividend payments of $563.0 million and share repurchases of $1.07 billion, partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities in fiscal 2021 included repayment of $270.0 million from a 364-day term loan, dividend payments of $202.6 million and share repurchases of $45.4 million, partially offset by proceeds from the exercise of employee stock options.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. We expect to contribute approximately $0.4 million to our supplemental defined benefit pension plan and approximately $1.9 million to our postretirement benefit plan during fiscal 2023.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2023.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $1.18 billion at May 29, 2022, compared with $1.87 billion at May 30, 2021. The decrease was primarily due to a decrease in cash and cash equivalents driven by increased share repurchases in fiscal 2022.
Our total current liabilities were $1.85 billion at May 29, 2022 and May 30, 2021. Decreases in other current liabilities were offset by increases in accounts payable and unearned revenues associated with gift card sales in excess of gift card redemptions.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 29, 2022, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $70.2 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $81.7 million. The fair value of our long-term fixed-rate debt outstanding as of May 29, 2022, averaged $1.03 billion, with a high of $1.09 billion and a low of $883.4 million during fiscal 2022. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has concluded that, as of May 29, 2022, the Company’s internal control over financial reporting was effective based on these criteria.
The Company’s independent registered public accounting firm KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.
/s/ Ricardo Cardenas
Ricardo Cardenas
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 29, 2022 and May 30, 2021, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated July 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
July 22, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Darden Restaurants, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 29, 2022 and May 30, 2021, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2022 and May 30,2021, and the results of its operations and its cash flows for each of the years in the three-year period ended May 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
    Evaluation of long-lived assets for impairment
As discussed in Notes 1, 4, and 10 to the consolidated financial statements, land, buildings and equipment, net and operating lease right-of-use assets were $6.8 billion as of May 29, 2022. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.
We identified the evaluation of indicators of potential long-lived assets impairment as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions in the Company’s analysis, including expected future cash flows and the expected useful life. Adverse changes in these assumptions could have a significant impact on whether an indicator has been identified and could have a material impact on the Company’s consolidated financial statements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process, including controls over the identification of indicators of impairment and the assumptions listed above. For certain asset groups, we compared the expected future cash flows used by the Company in its evaluation of indicators of potential long-lived asset impairment to historical results. We evaluated the expected useful life for certain asset groups by inspecting underlying documents, such as real estate meeting minutes and other documents to assess the Company’s plans to dispose or close asset groups. We corroborated the Company’s plans with others in the organization who are responsible for, and have authority over, disposition and closure activities.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Orlando, Florida
July 22, 2022

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Sales	$9,630.0	$7,196.1	$7,806.9
Costs and expenses:
Food and beverage	2,943.6	2,072.1	2,240.8
Restaurant labor	3,108.8	2,286.3	2,682.6
Restaurant expenses	1,582.6	1,344.2	1,475.1
Marketing expenses	93.2	91.1	238.0
General and administrative expenses	373.2	396.2	376.4
Depreciation and amortization	368.4	350.9	355.9
Impairments and disposal of assets, net	(2.0)	6.6	221.0
Goodwill impairment	—	—	169.2
Total operating costs and expenses	$8,467.8	$6,547.4	$7,759.0
Operating income	$1,162.2	$648.7	$47.9
Interest, net	68.7	63.5	57.3
Other (income) expense, net	—	8.7	151.6
Earnings (loss) before income taxes	$1,093.5	$576.5	$(161.0)
Income tax expense (benefit)	138.8	(55.9)	(111.8)
Earnings (loss) from continuing operations	$954.7	$632.4	$(49.2)
Losses from discontinued operations, net of tax benefit of $0.2, $3.2 and $0.9, respectively	(1.9)	(3.1)	(3.2)
Net earnings (loss)	$952.8	$629.3	$(52.4)
Basic net earnings per share:
Earnings (loss) from continuing operations	$7.47	$4.85	$(0.40)
Losses from discontinued operations	(0.01)	(0.02)	(0.03)
Net earnings (loss)	$7.46	$4.83	$(0.43)
Diluted net earnings per share:
Earnings (loss) from continuing operations	$7.40	$4.80	$(0.40)
Losses from discontinued operations	(0.01)	(0.03)	(0.03)
Net earnings (loss)	$7.39	$4.77	$(0.43)
Average number of common shares outstanding:
Basic	127.8	130.4	122.7
Diluted	129.0	131.8	122.7
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Net earnings (loss)	$952.8	$629.3	$(52.4)

Foreign currency adjustment	(0.4)	0.7	5.5
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.2, $0.4 and $(0.3), respectively	(8.3)	16.5	(17.6)
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.9, $1.5 and $30.8, respectively	2.6	4.6	92.7
Other comprehensive income (loss)	$(6.1)	$21.8	$80.6
Total comprehensive income	$946.7	$651.1	$28.2
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 29, 2022	May 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$420.6	$1,214.7
Receivables, net	72.0	68.2
Inventories	270.6	190.8
Prepaid income taxes	274.8	337.2
Prepaid expenses and other current assets	141.4	60.2
Total current assets	$1,179.4	$1,871.1
Land, buildings and equipment, net	3,356.0	2,869.2
Operating lease right-of-use assets	3,465.1	3,776.4
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	291.6	295.7
Total assets	$10,135.8	$10,656.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366.9	$304.5
Accrued payroll	181.5	177.4
Accrued income taxes	32.1	35.9
Other accrued taxes	64.5	60.5
Unearned revenues	498.0	474.2
Other current liabilities	704.5	795.8
Total current liabilities	$1,847.5	$1,848.3
Long-term debt	901.0	929.8
Deferred income taxes	201.1	221.6
Operating lease liabilities - non-current	3,755.8	4,088.5
Other liabilities	1,232.2	754.8
Total liabilities	$7,937.6	$7,843.0
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 123.9 and 130.8 shares, respectively; outstanding 123.9 and 130.8 shares, respectively	2,226.0	2,286.6
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings (deficit)	(25.9)	522.3
Accumulated other comprehensive income (loss)	(1.9)	4.2
Total stockholders’ equity	$2,198.2	$2,813.1
Total liabilities and stockholders’ equity	$10,135.8	$10,656.1

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balances at May 26, 2019	123.1	$1,685.0	$806.6	$(98.2)	$(0.8)	$2,392.6
Net earnings	—	—	(52.4)	—	—	(52.4)
Other comprehensive income	—	—	—	80.6	—	80.6
Dividends declared ($2.64 per share)	—	—	(325.1)	—	—	(325.1)
Stock option exercises	0.3	12.4	—	—	—	12.4
Stock-based compensation	—	33.4	—	—	—	33.4
Repurchases of common stock	(2.9)	(40.9)	(289.4)	—	—	(330.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.4	8.4	—	—	—	8.4
Stock issuance - Public Offering	9.0	505.1	—	—	—	505.1
Other	—	1.9	3.8	—	0.8	6.5
Balances at May 31, 2020	129.9	$2,205.3	$143.5	$(17.6)	$—	$2,331.2
Net earnings	—	—	629.3	—	—	629.3
Other comprehensive income	—	—	—	21.8	—	21.8
Dividends declared ($1.55 per share)	—	—	(203.9)	—	—	(203.9)
Stock option exercises	0.7	36.6	—	—	—	36.6
Stock-based compensation	—	39.8	—	—	—	39.8
Repurchases of common stock	(0.4)	(6.3)	(39.1)	—	—	(45.4)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.6	9.6	—	—	—	9.6
Other	—	1.6	(7.5)	—	—	(5.9)
Balances at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$—	$2,813.1
Net earnings	—	—	952.8	—	—	952.8
Other comprehensive income	—	—	—	(6.1)	—	(6.1)
Dividends declared ($4.40 per share)	—	—	(565.4)	—	—	(565.4)
Stock option exercises	0.5	29.7	—	—	—	29.7
Stock-based compensation	—	33.6	—	—	—	33.6
Repurchases of common stock	(7.6)	(135.7)	(935.6)	—	—	(1,071.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	10.5	—	—	—	10.5
Other	0.1	1.3	—	—	—	1.3
Balances at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$—	$2,198.2

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Cash flows - operating activities
Net earnings (loss)	$952.8	$629.3	$(52.4)
Losses from discontinued operations, net of tax	1.9	3.1	3.2
Adjustments to reconcile net earnings (loss) from continuing operations to cash flows:
Depreciation and amortization	368.4	350.9	355.9
Goodwill and other impairments and disposal of assets, net	(2.0)	6.6	390.2
Stock-based compensation expense	60.5	72.4	53.0
Change in current assets and liabilities	(96.7)	(25.9)	(73.3)
Contributions to pension and postretirement plans	(2.2)	(1.8)	(14.4)
Deferred income taxes	(23.7)	169.2	(133.6)
Change in other assets and liabilities	(7.4)	23.0	38.3
Pension settlement charge	—	—	145.5
Other, net	13.0	(33.3)	5.0
Net cash provided by operating activities of continuing operations	$1,264.6	$1,193.5	$717.4
Cash flows - investing activities
Purchases of land, buildings and equipment	(376.9)	(254.9)	(459.9)
Proceeds from disposal of land, buildings and equipment	10.1	5.4	5.8
Cash used in business acquisitions, net of cash acquired	—	—	(55.8)
Purchases of capitalized software and other assets	(25.6)	(15.4)	(24.6)
Other, net	3.4	1.2	(9.5)
Net cash used in investing activities of continuing operations	$(389.0)	$(263.7)	$(544.0)
Cash flows - financing activities
Net proceeds from issuance of common stock	40.2	46.2	525.9
Dividends paid	(563.0)	(202.6)	(322.3)
Repurchases of common stock	(1,071.3)	(45.4)	(330.3)
Proceeds from issuance of short-term debt	—	—	1,020.0
Repayments of short-term debt	—	(270.0)	(750.0)
Principal payments on finance leases	(12.9)	(7.1)	(5.2)
Other, net	(2.7)	—	0.6
Net cash provided by (used in) financing activities of continuing operations	$(1,609.7)	$(478.9)	$138.7
Cash flows - discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(8.5)	0.5	(6.1)
Net cash provided by (used in) discontinued operations	$(8.5)	$0.5	$(6.1)
(Decrease) increase in cash and cash equivalents	(742.6)	451.4	306.0
Cash and cash equivalents - beginning of year	1,214.7	763.3	457.3
Cash and cash equivalents - end of year	$472.1	$1,214.7	$763.3

Reconciliation of cash, cash equivalents, and restricted cash:	May 29, 2022	May 30, 2021	May 31, 2020
Cash and cash equivalents	$420.6	$1,214.7	$763.3
Restricted cash included in prepaid and other current assets	51.5	—	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$472.1	$1,214.7	$763.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Cash flows from changes in current assets and liabilities
Receivables, net	$(3.9)	$(18.4)	$13.7
Inventories	(79.8)	16.1	(13.9)
Prepaid expenses and other current assets	(22.6)	3.1	(2.8)
Accounts payable	43.2	48.9	(68.5)
Accrued payroll	4.1	27.4	(25.3)
Prepaid/accrued income taxes	58.5	(289.1)	17.8
Other accrued taxes	4.1	17.1	(10.9)
Unearned revenues	23.8	6.2	39.4
Other current liabilities	(124.1)	162.8	(22.8)
Change in current assets and liabilities	$(96.7)	$(25.9)	$(73.3)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 26 franchised restaurants in operation located in Latin America. All significant intercompany balances and transactions have been eliminated in consolidation.

For fiscal 2022, 2021 and 2020, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented.

COVID-19 Pandemic and Other Impacts to our Operating Environment
For much of fiscal 2021, the COVID-19 pandemic resulted in a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing and required personal protective equipment. Also, some state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early 2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold; these events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2022, which ended May 29, 2022, consisted of 52 weeks. Fiscal 2021, which ended May 30, 2021, consisted of 52 weeks and fiscal 2020, which ended May 31, 2020, consisted of 53 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of cash and cash equivalents are as follows:

(in millions)	May 29, 2022	May 30, 2021
Short-term investments	$246.0	$890.9
Credit card receivables	133.1	123.2
Depository accounts	41.5	200.6
Total cash and cash equivalents	$420.6	$1,214.7
As of May 29, 2022, and May 30, 2021, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents.
We had restricted cash of $51.5 million and $0 as of May 29, 2022 and May 30, 2021, respectively, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 15, Commitments and Contingencies.
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
Land, Buildings and Equipment, Net
Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from 7 to 30 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings in land, buildings and equipment, net, are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 2 to 20 years also using the straight-line method. See Note 4 for additional information. Gains and losses on the disposal of land, buildings and equipment are included in impairments and disposal of assets, net, while the write-off of undepreciated book value associated with the replacement of equipment in the normal course of business is recorded as a component of restaurant expenses in our accompanying consolidated statements of earnings. Depreciation and amortization expense from continuing operations associated with buildings and equipment and losses on replacement of equipment were as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Depreciation and amortization on buildings and equipment	$346.7	$323.5	$326.8
Losses on replacement of equipment	2.1	2.6	2.4

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 29, 2022	May 30, 2021
Capitalized software	$250.2	$227.1
Accumulated amortization	(190.7)	(175.5)
Capitalized software, net of accumulated amortization	$59.5	$51.6

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

(in millions)	May 29, 2022	May 30, 2021
Definite-lived intangible assets	$23.8	$23.8
Accumulated amortization	(10.5)	(8.5)
Definite-lived intangible assets, net of accumulated amortization	$13.3	$15.3

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	1.5	1.2
Definite-lived intangible liabilities, net of accumulated amortization	$(1.5)	$(1.8)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Amortization expense - capitalized software	$19.7	$25.4	$25.7
Amortization expense - other definite-lived intangibles	2.0	2.0	3.4
Based on the net book values of our definite-lived intangible assets and liabilities at May 29, 2022, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $22.0 million annually for fiscal 2023 through 2027.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.4	147.4
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,037.4	$1,037.4	$806.3	$806.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and trademarks are not subject to amortization and have been assigned to reporting units shown above for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

During fiscal 2022 and 2021, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, COVID-19, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

During fiscal 2020, due to the economic impact of COVID-19 on Darden’s overall market capitalization and the impact on Cheddar’s Scratch Kitchen projected sales and cash flows at the time of the analysis, we determined that both the estimated fair values of the trademark and the reporting unit for Cheddar’s Scratch Kitchen were less than their carrying values. As a result, we recorded in our fiscal 2020 fourth quarter pre-tax non-cash impairment charges of $145.0 million and $169.2 million related to the Cheddar’s Scratch Kitchen trademark and goodwill balances, respectively. The fair value of our remaining reporting units exceeded their carrying values by at least 30 percent and the trademark fair value of our remaining reporting units exceeded their carrying values by at least 40 percent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 29, 2022	May 30, 2021	May 31, 2020
Earnings (loss) from continuing operations	$954.7	$632.4	$(49.2)
Losses from discontinued operations	(1.9)	(3.1)	(3.2)
Net earnings (loss)	$952.8	$629.3	$(52.4)
Weighted average common shares outstanding – Basic	127.8	130.4	122.7
Effect of dilutive stock-based compensation	1.2	1.4	—
Weighted average common shares outstanding – Diluted	129.0	131.8	122.7
Basic net earnings per share:
Earnings (loss) from continuing operations	$7.47	$4.85	$(0.40)
Losses from discontinued operations	(0.01)	(0.02)	(0.03)
Net earnings (loss)	$7.46	$4.83	$(0.43)
Diluted net earnings per share:
Earnings (loss) from continuing operations	$7.40	$4.80	$(0.40)
Losses from discontinued operations	(0.01)	(0.03)	(0.03)
Net earnings (loss)	$7.39	$4.77	$(0.43)
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Anti-dilutive stock-based compensation awards	0.1	0.7	2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $4.8 million and $5.2 million at May 29, 2022 and May 30, 2021, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $0.0 million, $0.6 million and $(0.2) million for fiscal 2022, 2021 and 2020, respectively.
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance to modifications made as early as the beginning of the interim period through December 31, 2022. We elected to adopt this guidance during the quarter ended August 29, 2021; the adoption did not have a material impact on our consolidated financial statements.
Application of New Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
NOTE 2 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 29, 2022	May 30, 2021
Unearned revenues
Deferred gift card revenue	$521.1	$494.3
Deferred gift card discounts	(23.5)	(20.5)
Other	0.4	0.4
Total	$498.0	$474.2

Other liabilities
Deferred franchise fees - non-current	$2.8	$2.2
The following table presents a rollforward of deferred gift card revenue:

	Twelve Months Ended
(in millions)	May 29, 2022	May 30, 2021
Beginning balance	$494.3	$494.6
Activations	673.3	510.0
Redemptions and breakage	(646.5)	(510.3)
Ending balance	$521.1	$494.3

NOTE 3 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Restaurant impairments	$6.8	$5.3	$51.2
Disposal (gains) losses	(4.8)	(2.1)	(2.4)
Other	(4.0)	3.4	172.2
Impairments and disposal of assets, net	$(2.0)	$6.6	$221.0
Restaurant impairments for fiscal 2022 were primarily related to one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and two underperforming restaurants that were permanently closed during 2022. Restaurant impairments for fiscal 2021 were primarily related to four underperforming restaurants. Restaurant impairments for fiscal 2020 were primarily related to the economic impact of COVID-19 on eleven underperforming restaurants that were permanently closed during the fourth quarter of fiscal 2020 and nine other restaurants whose projected cash flows were not sufficient to cover their respective carrying values.
Disposal gains for fiscal 2022, 2021 and 2020 are primarily related to sale-leasebacks, disposal of closed locations, and the sale of liquor licenses.
Other impacts for fiscal 2022 were primarily related to the termination of lease liabilities in excess of the related right-of-use assets. Other impairment charges for fiscal 2021 were primarily related to software and lease right-of-use asset impairments. Other impairment charges for fiscal 2020 were primarily related to a trademark impairment resulting from the economic impact of COVID-19 on Cheddar’s Scratch Kitchen forecasted sales, in addition to impairments related to inventory obsolescence and a receivable deemed uncollectible.
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
NOTE 4 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 29, 2022	May 30, 2021
Land	$126.2	$122.7
Buildings	3,389.3	3,214.6
Equipment	1,916.9	1,794.6
Assets under finance leases	908.5	455.9
Construction in progress	156.0	125.2
Total land, buildings and equipment	$6,496.9	$5,713.0
Less accumulated depreciation and amortization	(3,070.5)	(2,793.4)
Less amortization associated with assets under finance leases	(70.4)	(50.4)
Land, buildings and equipment, net	$3,356.0	$2,869.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). During the first quarter of fiscal 2020, we changed our internal management reporting related to non-cash lease-related expenses, as these are expenses for which our operating segments are no longer being evaluated. This change reallocates non-cash lease-related expenses from our operating segments to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. For fiscal 2022, 2021, and 2020 restaurant and marketing expenses included approximately $9.0 million, $28.9 million, and $43.7 million, respectively, of costs net of retention credits associated with the CARES Act, related to special team member and manager bonuses as well as emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated.

In the first quarter of fiscal 2022, we changed our internal management reporting to include The Capital Burger in the Other Business segment. Previously, The Capital Burger was included in the Fine Dining segment due to its adjacency with The Capital Grille brand and overall immateriality. Fiscal 2021 figures have been restated for comparability.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 29, 2022 and for the year ended
Sales	$4,503.9	$2,374.3	$776.2	$1,975.6	$—	$9,630.0
Restaurant and marketing expenses	3,510.2	1,955.9	611.2	1,675.4	(24.5)	7,728.2
Segment profit	$993.7	$418.4	$165.0	$300.2	$24.5	$1,901.8

Depreciation and amortization	$141.0	$64.7	$33.7	$98.1	$30.9	$368.4
Impairments and disposal of assets, net	4.9	0.1	—	1.6	(8.6)	(2.0)
Segment assets	2,718.0	1,911.0	1,300.0	2,922.9	1,283.9	10,135.8
Purchases of land, buildings and equipment	154.5	91.0	42.2	86.8	2.4	376.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 30, 2021 and for the year ended
Sales	$3,593.4	$1,810.4	$443.2	$1,349.1	$—	$7,196.1
Restaurant and marketing expenses	2,760.5	1,486.9	363.0	1,156.1	27.2	5,793.7
Segment profit	$832.9	$323.5	$80.2	$193.0	$(27.2)	$1,402.4

Depreciation and amortization	$142.1	$65.9	$30.9	$97.6	$14.4	$350.9
Impairments and disposal of assets, net	0.1	0.3	—	3.9	2.3	6.6
Segment assets	2,663.5	1,816.1	1,271.9	2,835.8	2,068.8	10,656.1
Purchases of land, buildings and equipment	106.5	43.4	39.6	62.1	3.3	254.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 31, 2020 and for the year ended
Sales	$4,013.8	$1,701.1	$536.9	$1,555.1	$—	$7,806.9
Restaurant and marketing expenses	3,281.0	1,439.2	448.7	1,417.7	49.9	6,636.5
Segment profit	$732.8	$261.9	$88.2	$137.4	$(49.9)	$1,170.4

Depreciation and amortization	$144.2	$68.4	$33.1	$101.3	$8.9	$355.9
Impairments and disposal of assets, net	3.4	1.8	11.5	171.3	33.0	221.0
Goodwill impairment	—	—	—	169.2	—	169.2
Purchases of land, buildings and equipment	199.3	74.1	62.1	117.0	7.4	459.9
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Segment profit	$1,901.8	$1,402.4	$1,170.4
Less general and administrative expenses	(373.2)	(396.2)	(376.4)
Less depreciation and amortization	(368.4)	(350.9)	(355.9)
Less impairments and disposal of assets, net	2.0	(6.6)	(221.0)
Less goodwill impairment	—	—	(169.2)
Less interest, net	(68.7)	(63.5)	(57.3)
Less other (income) expense, net	—	(8.7)	(151.6)
Earnings (loss) before income taxes	$1,093.5	$576.5	$(161.0)

NOTE 6 - DEBT
The components of long-term debt are as follows:

(in millions)	May 29, 2022	May 30, 2021
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$939.1	$939.1
Fair value hedge	(28.0)	(0.2)
Less unamortized discount and issuance costs	(10.1)	(9.1)
Total long-term debt less unamortized discount and issuance costs	$901.0	$929.8

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 29, 2022, and thereafter are as follows:

(in millions)
Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Debt repayments	$—	$—	$—	$—	$500.0	$439.1
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25, 2020. As of May 29, 2022, we had no outstanding balances and we were in compliance with all covenants under the Revolving Credit Agreement.

The Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurodollar Rate plus 1.000 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0.000 percent for base rate loans.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 29, 2022, no such adjustments are made to this rate.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use financial derivatives to manage commodity price, interest rate and equity-based compensation risks inherent in our business operations. By using these instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high-quality counterparties. We currently do not have any provisions in our agreements with counterparties that would require either party to hold or post collateral in the event that the market value of the related derivative instrument exceeds a certain limit. As such, the maximum amount of loss due to counterparty credit risk we would incur at May 29, 2022, if counterparties to the derivative instruments failed completely to perform, would approximate the values of derivative instruments currently recognized as assets on our consolidated balance sheet. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We periodically enter into commodity futures, swaps and option contracts (collectively, commodity contracts) to reduce the risk of variability in cash flows associated with fluctuations in the price we pay for commodities, such as natural gas and diesel fuel. For certain of our commodity purchases, changes in the price we pay for these commodities are highly correlated with changes in the market price of these commodities. For these commodity purchases, we designate commodity contracts as cash flow hedging instruments. For the remaining commodity purchases, changes in the price we pay for these commodities are not highly correlated with changes in the market price, generally due to the timing of when changes in the market prices are reflected in the price we pay. For these commodity purchases, we utilize these commodity contracts as economic hedges. Our commodity contracts extend through May 2023.
We are currently party to interest-rate swap agreements with $300.0 million of notional value to limit the risk of change in fair value through fiscal 2031, of the $300.0 million 4.550 percent senior notes due February 2048. The swap agreements effectively swap the fixed-rate obligations for floating-rate obligations over the term of the agreements, thereby mitigating changes in fair value of the related debt. The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. During fiscal 2022, $4.1 million was recorded as a reduction to interest expense related to net swap settlements.
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
We enter into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We do not elect hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan within general and administrative expenses in our consolidated statements of earnings. These contracts currently extend through April 2027.

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 29, 2022			May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021
Equity Forwards
Designated	0.3	$127.29	$34.0	$—	$0.9	$0.1	$—
Not designated	0.5	$120.53	$58.6	—	2.0	0.2	—
Total equity forwards				$—	$2.9	$0.3	$—
Commodity contracts
Designated	N/A	N/A	$1.3	$0.6	$0.1	$—	$—
Not designated	N/A	N/A	$—	—	—	—	—
Total commodity contracts				$0.6	$0.1	$—	$—
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$28.0	$0.2
Not designated	N/A	N/A		$—	$—	$—	$—
Total interest rate related				$—	$—	$28.0	$0.2
Total derivative contracts				$0.6	$3.0	$28.3	$0.2
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020	May 29, 2022	May 30, 2021	May 31, 2020
Equity (1)	$(7.9)	$16.9	$(15.5)	$0.8	$1.6	$1.0
Commodity (2)	2.4	0.8	(3.7)	1.9	(0.7)	(2.3)
Interest rate (3)	—	—	—	(0.1)	(0.1)	(0.1)
Total	$(5.5)	$17.7	$(19.2)	$2.6	$0.8	$(1.4)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020	May 29, 2022	May 30, 2021	May 31, 2020
Interest rate (1)(2)	$(27.8)	$(0.2)	$—	$27.8	$0.2	$—
Total	$(27.8)	$(0.2)	$—	$27.8	$0.2	$—

(1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 29, 2022	May 30, 2021	May 31, 2020
Food and beverage costs and restaurant expenses	$—	$0.1	$0.3
General and administrative expenses	(3.6)	32.7	(12.3)
Total	$(3.6)	$32.8	$(12.0)
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 29, 2022, we expect to reclassify $0.6 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 8 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 29, 2022 and May 30, 2021:

Items Measured at Fair Value at May 29, 2022
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.6	$—	$0.6	$—
Equity forwards	(2)	(0.3)	—	(0.3)	—
Interest rate swaps	(3)	(28.0)	—	(28.0)	—
Total		$(27.7)	$—	$(27.7)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 30, 2021
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.1	$—	$0.1	$—
Equity forwards	(2)	2.9	—	2.9	—
Interest rate swaps	(3)	(0.2)	—	(0.2)	—
Total		$2.8	$—	$2.8	$—
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

The carrying value and fair value of long-term debt, as of May 29, 2022, was $901.0 million and $896.9 million, respectively. The carrying value and fair value of long-term debt as of May 30, 2021, was $929.8 million and $1.06 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 29, 2022 and May 30, 2021, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 29, 2022, long-lived assets held and used with a carrying amount of $4.9 million, primarily related to one underperforming restaurant, were determined to have a fair value of $0.9 million resulting in an impairment charge of $4.0 million. As of May 30, 2021, long-lived assets held and used with a carrying amount of $5.6 million, primarily related to four underperforming restaurants, were determined to have a fair value of $0.6 million resulting in an impairment charge of $5.0 million.

NOTE 9 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 29, 2022 were purchased as part of our repurchase program authorized by our Board of Directors. On June 22, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our outstanding common stock. This repurchase program does not have an expiration and replaces the existing share repurchase authorization.
Share Retirements
As of May 29, 2022, of the 204.2 million cumulative shares repurchased under the current and previous authorizations, 192.8 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 31, 2020	$4.5	$(8.6)	$(13.5)	$(17.6)
Gain (loss)	0.7	17.5	3.8	22.0
Reclassification realized in net earnings	—	(1.0)	0.8	(0.2)
Balances at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.4)	(6.1)	2.4	(4.1)
Reclassification realized in net earnings	—	(2.2)	0.2	(2.0)
Balances at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 29, 2022	May 30, 2021
Derivatives
Commodity contracts	(1)	$1.9	$(0.7)
Equity contracts	(2)	0.8	1.6
Interest rate contracts	(3)	(0.1)	(0.1)
	Total before tax	$2.6	$0.8
	Tax benefit (expense)	(0.4)	0.2
	Net of tax	$2.2	$1.0

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 29, 2022	May 30, 2021
Benefit plan funding position
Pension/postretirement plans- actuarial losses	(4)	$(0.5)	$(0.1)
Recognized net actuarial gain - other plans	(5)	(0.6)	(2.2)
	Total before tax	$(1.1)	$(2.3)
	Tax benefit (expense)	0.9	1.5
	Net of tax	$(0.2)	$(0.8)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – LEASES

The components of lease expense for continuing operations in the consolidated statement of earnings for the fiscal years ended May 29, 2022 and May 30, 2021 are as follows:

(in millions)	May 29, 2022	May 30, 2021
Operating lease expense	$372.0	$384.6
Finance lease expense
Amortization of leased assets	29.6	14.4
Interest on lease liabilities	32.3	20.9
Variable lease expense	17.0	6.9
Total lease expense	$450.9	$426.8

The components of lease assets and liabilities on the consolidated balance sheet as of May 29, 2022 and May 30, 2021 are as follows:

(in millions)	Balance Sheet Classification	May 29, 2022	May 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,465.1	$3,776.4
Finance lease right-of-use assets	Land, buildings and equipment, net	838.1	405.6
Total lease assets, net		$4,303.2	$4,182.0

Operating lease liabilities - current	Other current liabilities	$185.8	$176.8
Finance lease liabilities - current	Other current liabilities	16.6	7.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,755.8	4,088.5
Finance lease liabilities - non-current	Other liabilities	1,018.6	555.3
Total lease liabilities		$4,976.8	$4,827.9

Supplemental cash flow information related to leases for the fiscal years ended May 29, 2022 and May 30, 2021:

(in millions)	May 29, 2022	May 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$374.6	$369.2
Operating cash flows from finance leases	32.3	20.9
Financing cash flows from finance leases	12.9	7.1
Right-of-use assets obtained in exchange for new operating lease liabilities	26.0	20.1
Right-of-use assets obtained in exchange for new finance lease liabilities	187.8	68.2
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	171.9	122.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average remaining lease terms and discount rates as of May 29, 2022 and May 30, 2021 are as follows:

(in millions)	May 29, 2022	May 30, 2021
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.4	16.2
Finance leases	22.6	21.8
Weighted-Average Discount Rate (1)
Operating leases	4.2%	4.2%
Finance leases	3.9%	4.4%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of May 29, 2022 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2023	373.0	60.7
2024	375.4	63.4
2025	380.0	63.9
2026	381.7	65.2
2027	384.5	66.4
Thereafter	3,653.0	1,290.2
Total future lease commitments (1)	$5,547.6	$1,609.8
Less imputed interest	(1,606.0)	(574.6)
Present value of lease liabilities (2)	$3,941.6	$1,035.2
(1)Of the $5,547.6 million of total future operating lease commitments and $1,609.8 million of total future finance lease commitments, $2,483.9 million and $603.2 million, respectively, are non-cancelable.
(2)Excludes approximately $200.9 million of net present value of lease payments related to 49 real estate leases signed, but not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:
Balance Sheets

(in millions)	May 29, 2022	May 30, 2021
Receivables, net
Gift card sales	$39.5	$37.9
Miscellaneous	32.8	30.5
Allowance for doubtful accounts	(0.3)	(0.2)
Total	$72.0	$68.2

Other Current Liabilities
Non-qualified deferred compensation plan	$249.5	$269.8
Sales and other taxes	80.4	73.9
Insurance-related	42.5	49.0
Employee benefits	36.5	48.7
Accrued interest	12.2	9.7
Lease liabilities - current	202.5	184.1
Miscellaneous	80.9	160.6
Total	$704.5	$795.8

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Interest, net
Interest expense	$40.9	$47.5	$49.3
Imputed interest on finance leases	32.3	20.9	15.9
Capitalized interest	(2.6)	(3.2)	(3.0)
Interest income	(1.9)	(1.7)	(4.9)
Total	$68.7	$63.5	$57.3

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$65.0	$62.5	$57.6
Income taxes, net of refunds	$102.6	$62.5	$0.3
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$48.2	$29.1	$23.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 - INCOME TAXES
Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Earnings (loss) from continuing operations	$138.8	$(55.9)	$(111.8)
Loss from discontinued operations	(0.2)	(3.2)	(0.9)
Total consolidated income tax expense (benefit)	$138.6	$(59.1)	$(112.7)

The components of earnings (loss) from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Earnings (loss) from continuing operations before income taxes:
U.S.	$1,089.5	$575.1	$(165.1)
Foreign	4.0	1.4	4.1
Earnings (loss) from continuing operations before income taxes	$1,093.5	$576.5	$(161.0)
Income taxes:
Current:
Federal	$90.7	$(226.9)	$5.8
State and local	72.7	5.3	15.9
Foreign	1.4	(0.2)	1.0
Total current	$164.8	$(221.8)	$22.7
Deferred (principally U.S.):
Federal	$10.3	$151.9	$(109.0)
State and local	(36.3)	14.0	(25.5)
Total deferred	$(26.0)	$165.9	$(134.5)
Total income tax expense (benefit)	$138.8	$(55.9)	$(111.8)

The effective income tax rates for fiscal 2022 and 2021 for continuing operations were 12.7 percent and (9.7) percent, respectively. During fiscal 2022, we had income tax expense of $138.8 million on earnings before income tax of $1.09 billion compared to an income tax benefit of $55.9 million on earnings before income taxes of $576.5 million in fiscal 2021. The change was driven primarily by an increase in earnings before income taxes in addition to the generation of a net operating loss for tax purposes in fiscal 2021 that was carried back to fiscal years 2016 and 2017. An income tax benefit was generated due to the difference in federal tax rates between fiscal 2021 at 21.0 percent and fiscal 2016 and 2017 at 35.0 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.5	2.7	3.7
Benefit of federal income tax credits	(9.8)	(11.1)	47.3
Stock-based compensation tax benefit	(0.9)	(1.9)	5.0
Nondeductible goodwill impairment	—	—	(16.4)
Deferred revaluation (1)	—	—	6.3
Federal net operating loss	—	(20.6)	—
Other, net	(0.1)	0.2	2.5
Effective income tax rate (2)	12.7%	(9.7)%	69.4%
(1)In fiscal 2020, we amended tax returns that were subject to a 35.0 percent or 29.4 percent statutory rate. Corresponding deferred tax balances were revalued at 21.0 percent.
(2)Our effective income tax rate of 12.7 percent for fiscal 2022 represents income tax expense as we generated pre-tax income from continuing operations in fiscal 2022. Our effective income tax rate of (9.7) percent for fiscal 2021 represents an income tax benefit as we generated pre-tax income from continuing operations in fiscal 2021. Our effective income tax rate of 69.4 percent for fiscal 2020 represents an income tax benefit as we generated a pre-tax loss from continuing operations in fiscal 2020.

As of May 29, 2022, we had estimated current prepaid federal income taxes of $274.8 million, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state and federal income taxes payable of $28.5 million and $3.6 million, respectively, which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 29, 2022, we had unrecognized tax benefits of $22.2 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 29, 2022, is $5.8 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $5.8 million, $3.7 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 30, 2021	$51.8
Additions related to current-year tax positions	4.0
Reductions related to prior-year tax positions	(26.1)
Net reductions due to settlements with taxing authorities	(4.5)
Reductions to tax positions due to statute expiration	(3.0)
Balances at May 29, 2022	$22.2
Interest included in income tax expense in our consolidated statements of earnings is as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Interest recorded on unrecognized tax benefits	$1.3	$0.7	$1.8
Interest recorded on income tax receivables	$(3.1)	$—	$—
Total (Benefit) Expense	$(1.8)	$0.7	$1.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At May 29, 2022, we had $2.2 million accrued for the payment of interest associated with unrecognized tax benefits.

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
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 29, 2022	May 30, 2021
Accrued liabilities	$80.0	$65.4
Compensation and employee benefits	123.6	120.4
Lease liabilities	1,227.3	1,189.3
Net operating loss, credit and charitable contribution carryforwards	121.0	195.5
Other	6.3	21.8
Gross deferred tax assets	$1,558.2	$1,592.4
Valuation allowance	(20.8)	(26.6)
Deferred tax assets, net of valuation allowance	$1,537.4	$1,565.8
Trademarks and other acquisition related intangibles	(178.7)	(171.5)
Buildings and equipment	(402.1)	(492.9)
Capitalized software and other assets	(23.5)	(22.3)
Lease assets	(1,120.4)	(1,089.9)
Other	(13.8)	(10.8)
Gross deferred tax liabilities	$(1,738.5)	$(1,787.4)
Net deferred tax liabilities	$(201.1)	$(221.6)

We have deferred tax assets of 63.8 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2023 and fiscal 2041. We have deferred tax assets of $25.2 million of federal and $49.3 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2023 and fiscal 2042.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 29, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Defined benefit pension plans funding	$0.4	$0.4	$13.2
Postretirement benefit plan funding	1.8	1.4	1.3

We expect to contribute approximately $0.4 million to our remaining defined benefit pension plan and approximately $1.9 million to our postretirement benefit plan during fiscal 2023.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax.
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 29, 2022 and May 30, 2021:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021
Change in Benefit Obligation:
Benefit obligation at beginning of period	$4.8	$5.0	$22.4	$20.9
Interest cost	0.1	0.1	0.4	0.6
Benefits paid	(0.4)	(0.4)	(1.8)	(1.4)
Actuarial (gain) loss	(0.4)	0.1	(3.0)	(4.9)
Special termination benefits (2)	—	—	—	7.2
Benefit obligation at end of period (1)	$4.1	$4.8	$18.0	$22.4

Change in Plan Assets:
Fair value at beginning of period	$—	$—	$—	$—
Employer contributions	0.4	0.4	1.8	1.4
Benefits paid	(0.4)	(0.4)	(1.8)	(1.4)
Fair value at end of period	$—	$—	$—	$—

Unfunded status at end of period	$(4.1)	$(4.8)	$(18.0)	$(22.4)

(1)Remaining defined benefit plan obligation relates to a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants.
(2)Special termination benefits relate to the fiscal 2021 voluntary early retirement incentive program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021
Components of the Consolidated Balance Sheets:
Current liabilities	$—	$—	$1.9	$2.0
Noncurrent liabilities	4.0	4.8	16.1	20.4
Net amounts recognized	$4.0	$4.8	$18.0	$22.4
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Net actuarial gain (loss)	(1.2)	(1.6)	(1.2)	(3.7)
Net amounts recognized	$(1.2)	$(1.6)	$(1.2)	$(3.7)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 29, 2022	May 30, 2021
Accumulated benefit obligation for all defined benefit plans	$4.0	$4.8
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	4.0	4.8
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	4.0	4.8

The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	May 29, 2022	May 30, 2021	May 29, 2022	May 30, 2021
Weighted-average assumptions used to determine benefit obligations at May 29 and May 30 (1)
Discount rate	4.32%	2.46%	4.51%	2.86%
Weighted-average assumptions used to determine net expense for fiscal years ended May 29 and May 30 (2)
Discount rate	2.46%	2.58%	2.86%	2.92%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020	May 29, 2022	May 30, 2021	May 31, 2020
Service cost	$—	$—	$—	$—	$—	$0.1
Interest cost	0.1	0.1	3.3	0.4	0.6	0.7
Expected return on plan assets	—	—	(4.0)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	(0.3)	(4.8)
Recognized net actuarial loss	0.1	0.1	1.8	0.4	1.9	1.5
Settlement loss recognized	—	—	145.5	—	—	—
Net pension and postretirement cost (benefit)	$0.2	$0.2	$146.6	$0.8	$2.2	$(2.5)

The amortization of the net actuarial loss component of our fiscal 2023 net periodic benefit cost for the remaining defined benefit plan and postretirement benefit plan is expected to be approximately $0.1 million and $0.0 million, respectively.

The following benefit payments are expected to be paid between fiscal 2023 and fiscal 2032:

(in millions)	Defined Benefit Plan	Postretirement Benefit Plan
2023	$0.4	$1.9
2024	0.4	1.7
2025	0.4	1.7
2026	0.4	1.6
2027	0.4	1.5
2028-2032	1.6	6.0

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 21 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $1.1 billion at May 29, 2022, and $1.2 billion at May 30, 2021. Expense recognized in fiscal 2022, 2021 and 2020 was $49.0 million, $14.4 million and $19.9 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $249.5 million and $269.8 million at May 29, 2022 and May 30, 2021, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. As of May 29, 2022, approximately 0.4 million shares may be issued under outstanding awards that were granted under the Prior Plans and may still vest and be exercised in accordance with their terms.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Stock options	$6.6	$8.6	$6.1
Restricted stock units	7.5	9.5	8.0
Darden stock units	26.9	32.6	19.6
Equity-settled performance-based restricted stock units	15.3	17.9	16.1
Employee stock purchase plan	2.7	2.5	1.8
Director compensation program/other	1.5	1.3	1.4
Total	$60.5	$72.4	$53.0
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 29, 2022	May 30, 2021	May 31, 2020
Income tax benefits	$11.9	$14.0	$10.0

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Weighted-average fair value	$41.02	$20.07	$19.94
Dividend yield	3.2%	3.0%	3.0%
Expected volatility of stock	39.6%	37.3%	22.5%
Risk-free interest rate	0.9%	0.4%	1.9%
Expected option life (in years)	6.3	6.4	6.3
Weighted-average exercise price per share	$148.20	$78.84	$124.24
The following table presents a summary of our stock option activity as of and for the year ended May 29, 2022:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	2.15	$79.89	6.02	$136.4
Options granted	0.15	148.20
Options exercised	(0.48)	62.33
Options canceled	(0.01)	113.08
Outstanding end of period	1.81	$89.97	5.75	$68.8
Exercisable	1.02	$74.04	4.22	$52.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $41.5 million, $57.3 million and $21.3 million, respectively. Cash received from option exercises during fiscal 2022, 2021 and 2020 was $29.7 million, $36.6 million and $12.4 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 29, 2022, there was $5.1 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of stock options that vested during fiscal 2022 was $6.6 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and amortized over their service periods which generally range from one to three years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which employees receive unrestricted shares of Darden stock.
The following table presents a summary of our RSU activity as of and for the fiscal year ended May 29, 2022:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.26	$96.90
Shares granted	0.06	146.16
Shares vested	(0.07)	105.79
Shares canceled	—	106.94
Outstanding end of period	0.25	$107.00

As of May 29, 2022, there was $6.3 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs that vested during fiscal 2022, 2021 and 2020 was $7.0 million, $10.6 million and $4.6 million, respectively.
Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and will be settled in cash at the end of their vesting periods, which typically range from three to five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period, is amortized over the vesting period and the vested portion is carried as a liability on our accompanying consolidated balance sheets. We also enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested Darden stock units granted (see Note 7 for additional information).
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 29, 2022:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.80	$143.23
Units granted	0.33	146.56
Units vested	(0.23)	145.96
Units canceled	(0.08)	113.74
Outstanding end of period	0.82	$126.04

As of May 29, 2022, our total Darden stock unit liability was $55.5 million, including $17.6 million recorded in other current liabilities and $37.9 million recorded in other liabilities on our consolidated balance sheets. As of May 30, 2021, our total Darden stock unit liability was $63.8 million, including $28.9 million recorded in other current liabilities and $34.9 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 29, 2022, there was $39.8 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.5 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2022 was $33.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Relative total shareholder return PRSUs are equity-settled awards that vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. The awards vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and amortized over the service periods which generally range from two to six years.

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	53.4%	50.5%	23.1%
Risk-free interest rate	0.4%	0.1%	1.8%
Expected option life (in years)	2.8	2.8	2.9
Weighted-average grant date fair value per unit	$172.34	$83.46	$98.16
(1)Assumes a reinvestment of dividends.

The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 29, 2022:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.48	$100.38
Units granted	0.08	172.34
Units granted performance impact	0.01	112.87
Units vested	(0.15)	102.45
Units canceled	(0.01)	122.26
Outstanding end of period	0.41	$114.10

As of May 29, 2022, there was $10.0 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of equity-settled PRSUs that vested during fiscal 2022 was $15.4 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding certain employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 5.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2022, 2021 and 2020 was $10.5 million, $9.6 million and $8.3 million, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 29, 2022 and May 30, 2021, we had $104.8 million and $70.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 29, 2022 and May 30, 2021, we had $18.8 million and $28.9 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At May 29, 2022 and May 30, 2021, we had $101.0 million and $121.5 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 29, 2022 and May 30, 2021, amounted to $83.6 million and $99.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2023 through fiscal 2034.
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

NOTE 16 - SUBSEQUENT EVENT
On June 22, 2022, the Board of Directors declared a cash dividend of $1.21 per share to be paid August 1, 2022 to all shareholders of record as of the close of business on July 8, 2022.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 29, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 29, 2022.
During the fiscal quarter ended May 29, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Ten Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 22, 2022	DARDEN RESTAURANTS, INC.

		By:	/s/ Ricardo Cardenas
Ricardo Cardenas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Cardenas	Director, President and Chief Executive Officer (Principal executive officer)	July 22, 2022
Ricardo Cardenas

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer and Treasurer (Principal financial officer)	July 22, 2022
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 22, 2022
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Juliana L. Chugg*	Director
Juliana L. Chugg

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Eugene I. Lee, Jr.*	Director and Executive Chairman
Eugene I. Lee, Jr.

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 22, 2022

EXHIBIT INDEX
Exhibit Number	Title

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 24, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 25, 2020).

4.1
Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (Commission File No. 333-146582) filed October 9, 2007).

4.2
Officers’ Certificate and Authentication Order, dated August 9, 2005, for the 6.000% Senior Notes due 2035 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 11, 2005).

4.3
Officers’ Certificate and Authentication Order, dated October 10, 2007, for the 6.800% Senior Notes due 2037 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed October 16, 2007).

4.4
Officers’ Certificate and Authentication Order dated April 18, 2017 for the 3.850% Senior Notes due 2027 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to our Amendment to Current Report on Form 8-K/A filed April 18, 2017).

4.5
First Supplemental Indenture dated as of February 20, 2018 to the Indenture dated as of January 1, 1996, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 22, 2018).

4.6
Officers’ Certificate and Authentication Order dated February 22, 2018 for the 4.550% Senior Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, as amended and supplemented by the First Supplemental Indenture dated as of February 20, 2018 between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to our Amendment to Current Report on Form 8-K/A filed February 22, 2018).

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

*10.21
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.22
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.23
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

*10.25
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.26
Form of Restricted Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.27
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

*10.32
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.33
Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.34
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

*10.36
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.37
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.38
Darden Restaurants, Inc. Annual Incentive Plan, amended and restated effective as of May 31, 2021 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.39	Darden Restaurants, Inc. Amended and Restated FlexComp Plan, amended and restated as of June 1, 2021.

10.40
Credit Agreement, dated as of September 10, 2021, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 13, 2021).

*10.41	Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.