Form 10-Q
period 2022-08-28
DARDEN RESTAURANTS INC
filed 2022-10-04
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2022: 122,387,059.

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

PART I
FINANCIAL INFORMATION
Item  1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 28, 2022	August 29, 2021
Sales	$2,446.1	$2,306.0
Costs and expenses:
Food and beverage	795.3	685.4
Restaurant labor	793.8	736.0
Restaurant expenses	403.5	378.1
Marketing expenses	30.3	23.9
General and administrative expenses	88.3	113.0
Depreciation and amortization	95.6	89.0
Impairments and disposal of assets, net	(4.9)	—
Total operating costs and expenses	$2,201.9	$2,025.4
Operating income	244.2	280.6
Interest, net	19.8	15.6
Earnings before income taxes	224.4	265.0
Income tax expense	30.8	33.3
Earnings from continuing operations	$193.6	$231.7
Losses from discontinued operations, net of tax benefit of $0.0 and $0.5, respectively	(0.6)	(0.8)
Net earnings	$193.0	$230.9
Basic net earnings per share:
Earnings from continuing operations	$1.58	$1.78
Losses from discontinued operations	(0.01)	(0.01)
Net earnings	$1.57	$1.77
Diluted net earnings per share:
Earnings from continuing operations	$1.56	$1.76
Losses from discontinued operations	—	(0.01)
Net earnings	$1.56	$1.75
Average number of common shares outstanding:
Basic	122.9	130.3
Diluted	123.9	131.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2022	August 29, 2021
Net earnings	$193.0	$230.9

Foreign currency adjustment	—	(0.4)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.6 and $0.0, respectively	2.2	1.8
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1 and $0.1, respectively, related to pension and other post-employment benefits	0.1	0.2
Other comprehensive income	$2.3	$1.6
Total comprehensive income	$195.3	$232.5
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 28, 2022	May 29, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$377.5	$420.6
Receivables, net	50.7	72.0
Inventories	273.1	270.6
Prepaid income taxes	68.8	274.8
Prepaid expenses and other current assets	170.9	141.4
Total current assets	$941.0	$1,179.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,215.2 and $3,140.9, respectively	3,485.8	3,356.0
Operating lease right-of-use assets	3,452.8	3,465.1
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	291.2	291.6
Total assets	$10,014.5	$10,135.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406.9	$366.9
Accrued payroll	137.2	181.5
Accrued income taxes	43.0	32.1
Other accrued taxes	70.8	64.5
Unearned revenues	467.9	498.0
Other current liabilities	699.5	704.5
Total current liabilities	$1,825.3	$1,847.5
Long-term debt	895.1	901.0
Deferred income taxes	192.4	201.1
Operating lease liabilities - non-current	3,745.5	3,755.8
Other liabilities	1,292.1	1,232.2
Total liabilities	$7,950.4	$7,937.6
Stockholders’ equity:
Common stock and surplus	$2,215.4	$2,226.0
Retained earnings (deficit)	(151.7)	(25.9)
Accumulated other comprehensive income (loss)	0.4	(1.9)
Total stockholders’ equity	$2,064.1	$2,198.2
Total liabilities and stockholders’ equity	$10,014.5	$10,135.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 28, 2022 and August 29, 2021
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	193.0	—	193.0
Other comprehensive income	—	—	—	2.3	2.3
Dividends declared ($1.21 per share)	—	—	(150.0)	—	(150.0)
Stock option exercises	0.1	3.6	—	—	3.6
Stock-based compensation	—	12.1	—	—	12.1
Repurchases of common stock	(1.7)	(30.2)	(168.8)	—	(199.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	2.8	—	—	2.8
Other	—	1.1	—	—	1.1
Balance at August 28, 2022	122.5	$2,215.4	$(151.7)	$0.4	$2,064.1

Balance at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	230.9	—	230.9
Other comprehensive income	—	—	—	1.6	1.6
Dividends declared ($1.10 per share)	—	—	(144.1)	—	(144.1)
Stock option exercises	0.3	17.0	—	—	17.0
Stock-based compensation	—	16.3	—	—	16.3
Repurchases of common stock	(1.3)	(23.1)	(163.2)	—	(186.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	2.6	—	—	2.6
Other	—	1.3	—	—	1.3
Balance at August 29, 2021	130.0	$2,300.7	$445.9	$5.8	$2,752.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2022	August 29, 2021
Cash flows—operating activities
Net earnings	$193.0	$230.9
Losses from discontinued operations, net of tax	0.6	0.8
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	95.6	89.0
Impairments and disposal of assets, net	(4.9)	—
Stock-based compensation expense	20.3	27.6
Change in current assets and liabilities	133.5	(151.8)
Contributions to pension and postretirement plans	(0.5)	(0.5)
Deferred income taxes	(9.6)	(5.4)
Change in other assets and liabilities	(4.2)	(5.4)
Other, net	4.0	(4.9)
Net cash provided by operating activities of continuing operations	$427.8	$180.3
Cash flows—investing activities
Purchases of land, buildings and equipment	(122.8)	(82.7)
Proceeds from disposal of land, buildings and equipment	10.4	3.4
Purchases of capitalized software and other assets	(5.8)	(5.5)
Other, net	0.1	1.1
Net cash used in investing activities of continuing operations	$(118.1)	$(83.7)
Cash flows—financing activities
Proceeds from issuance of common stock	6.4	19.6
Dividends paid	(148.5)	(143.5)
Repurchases of common stock	(199.0)	(186.3)
Principal payments on finance leases	(4.3)	(2.6)
Net cash used in financing activities of continuing operations	$(345.4)	$(312.8)
Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	(0.5)	0.8
Net cash (used in) provided by discontinued operations	$(0.5)	$0.8

Decrease in cash, cash equivalents, and restricted cash	(36.2)	(215.4)
Cash, cash equivalents, and restricted cash - beginning of period	472.1	1,214.7
Cash, cash equivalents, and restricted cash - end of period	$435.9	$999.3

Reconciliation of cash, cash equivalents, and restricted cash:	August 28, 2022	August 29, 2021
Cash and cash equivalents	$377.5	$947.8
Restricted cash included in prepaid expenses and other current assets	58.4	51.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$435.9	$999.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 28, 2022	August 29, 2021
Cash flows from changes in current assets and liabilities
Receivables, net	21.3	0.8
Inventories	(2.5)	(20.0)
Prepaid expenses and other current assets	(28.0)	(11.8)
Accounts payable	12.6	14.7
Accrued payroll	(44.3)	(23.1)
Prepaid/accrued income taxes	217.0	33.0
Other accrued taxes	6.3	7.4
Unearned revenues	(30.2)	(27.1)
Other current liabilities	(18.7)	(125.7)
Change in current assets and liabilities	$133.5	$(151.8)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of August 28, 2022, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 28 franchised restaurants in operation located in Latin America and the Caribbean.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 28, 2023 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
COVID-19 Pandemic and Other Impacts to our Operating Environment
During fiscal 2022, increasing numbers of COVID-19 cases throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.
The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Recently Adopted Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2023, but the adoption did not have a material impact on our financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	August 28, 2022	May 29, 2022
Unearned revenues
Deferred gift card revenue	$488.5	$521.1
Deferred gift card discounts	(21.1)	(23.5)
Other	0.5	0.4
Total	$467.9	$498.0

Other liabilities
Deferred franchise fees - non-current	$2.7	$2.8
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Beginning balance	$521.1	$494.3
Activations	114.4	106.6
Redemptions and breakage	(147.0)	(135.9)
Ending balance	$488.5	$465.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information

Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet are as follows:

(in millions)	Balance Sheet Classification	August 28, 2022	May 29, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,452.8	$3,465.1
Finance lease right-of-use assets	Land, buildings and equipment, net	898.8	838.1
Total lease assets, net		$4,351.6	$4,303.2

Operating lease liabilities - current	Other current liabilities	$181.1	$185.8
Finance lease liabilities - current	Other current liabilities	17.5	16.6
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,745.5	3,755.8
Finance lease liabilities - non-current	Other liabilities	1,087.7	1,018.6
Total lease liabilities		$5,031.8	$4,976.8
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Interest, net of amounts capitalized	$21.1	$15.3
Income taxes, net of refunds	(176.7)	4.2

Non-cash investing and financing activities are as follows:	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Increase in land, buildings and equipment through accrued purchases	$75.9	$35.0
Right-of-use assets obtained in exchange for new operating lease liabilities	49.6	3.6
Right-of-use assets obtained in exchange for new finance lease liabilities	41.5	67.8
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	25.3	73.5
We have restricted cash of $58.4 million and $51.5 million as of August 28, 2022 and May 29, 2022, respectively, which represents cash held as security for a standby letter of credit and cash held in escrow related to the sale of a property. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 12, Commitments and Contingencies, for further details around standby letters of credit.
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended August 28, 2022 was 13.7 percent compared to an effective income tax rate for the quarter ended August 29, 2021 of 12.6 percent. The change was primarily driven by a decrease in excess tax benefits related to option exercises and equity vesting, offset by lower net earnings from continuing operations for the quarter ended August 28, 2022 compared to the quarter ended August 29, 2021.
Included in our remaining balance of unrecognized tax benefits is $7.9 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IRA to have a material adverse impact to our financial statements.

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

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Anti-dilutive stock-based compensation awards	0.5	—

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
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 28, 2022
Sales	$1,130.7	$604.6	$183.4	$527.4	$—	$2,446.1
Restaurant and marketing expenses	914.6	512.6	153.4	455.1	(12.8)	2,022.9
Segment profit	$216.1	$92.0	$30.0	$72.3	$12.8	$423.2

Depreciation and amortization	$35.8	$16.8	$8.9	$24.3	$9.8	$95.6
Impairments and disposal of assets, net	—	—	—	—	(4.9)	(4.9)
Purchases of land, buildings and equipment	56.1	28.0	11.3	25.6	1.8	122.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 29, 2021
Sales	$1,090.4	$567.1	$168.8	$479.7	$—	$2,306.0
Restaurant and marketing expenses	837.1	459.6	135.3	394.9	(3.5)	1,823.4
Segment profit	$253.3	$107.5	$33.5	$84.8	$3.5	$482.6

Depreciation and amortization	$35.3	$16.0	$8.2	$24.1	$5.4	$89.0
Purchases of land, buildings and equipment	35.3	20.1	8.7	17.9	0.7	82.7
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Segment profit	$423.2	$482.6
Less general and administrative expenses	(88.3)	(113.0)
Less depreciation and amortization	(95.6)	(89.0)
Less impairments and disposal of assets, net	4.9	—
Less interest, net	(19.8)	(15.6)
Earnings before income taxes	$224.4	$265.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Restaurant impairments	$—	$—
Disposal (gains) losses	(4.9)	—
Other	—	—
Impairments and disposal of assets, net	$(4.9)	$—
Disposal gains for the quarter ended August 28, 2022 were primarily related to the sale of properties.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 28, 2022 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	—	1.5	—	1.5
Reclassification realized in net earnings	—	0.7	0.1	0.8
Balance at August 28, 2022	$4.8	$1.8	$(6.2)	$0.4

The components of accumulated other comprehensive income (loss), net of tax, for the quarter ended August 29, 2021 are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.4)	2.6	—	2.2
Reclassification realized in net earnings	—	(0.8)	0.2	(0.6)
Balance at August 29, 2021	$4.8	$9.7	$(8.7)	$5.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 28, 2022	August 29, 2021
Derivatives
Commodity contracts	(1)	$0.1	$—
Equity contracts	(2)	(0.8)	0.8
Total before tax		$(0.7)	$0.8
Tax (expense) benefit		—	—
Net of tax		$(0.7)	$0.8

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(3)	$—	$(0.1)
Recognized net actuarial gain (loss) - other plans	(3)	(0.2)	(0.2)
Total before tax		$(0.2)	$(0.3)
Tax (expense) benefit		0.1	0.1
Net of tax		$(0.1)	$(0.2)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 10 for additional details.
(2)Included in general and administrative expenses. See Note 10 for additional details.
(3)Included in the computation of net periodic benefit costs, which is a component of general and administrative expenses.
Note 9. Stock-Based Compensation
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Three Months Ended
	August 28, 2022	August 29, 2021
Weighted-average fair value	$36.20	$41.02
Dividend yield	3.8%	3.2%
Expected volatility of stock	42.0%	39.6%
Risk-free interest rate	2.8%	0.9%
Expected option life (in years)	5.9	6.3
Weighted-average exercise price per share	$121.47	$148.20

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Three Months Ended
	August 28, 2022	August 29, 2021
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	55.5%	53.4%
Risk-free interest rate	2.9%	0.4%
Expected life (in years)	2.8	2.8
Weighted-average grant date fair value per unit	$137.73	$172.34
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 28, 2022.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.81	0.25	0.41	0.82
Awards granted	0.18	0.05	0.10	0.20
Awards granted performance impact	—	—	(0.04)	—
Awards exercised/vested	(0.07)	(0.04)	(0.11)	(0.14)
Awards forfeited	—	—	—	(0.02)
Outstanding end of period	1.92	0.26	0.36	0.86
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021
Stock options	$2.6	$3.4
Restricted stock/restricted stock units	2.8	3.8
Equity-settled performance stock units	5.6	8.1
Cash-settled Darden stock units	8.2	11.3
Employee stock purchase plan	0.7	0.7
Director compensation program/other	0.4	0.3
Total stock-based compensation expense	$20.3	$27.6

Note 10. Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as provided by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial derivatives to manage interest rate and compensation risks inherent in our business operations. Cash flows related to derivatives are included in operating activities.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. Our interest rate swap agreements are designated as fair value hedges of the related debt. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in Darden stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of Darden stock investments in the non-qualified deferred compensation plan.
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 28, 2022			August 28, 2022	May 29, 2022	August 28, 2022	May 29, 2022
Equity forwards:
Designated	0.4	$125.13	$44.4	$—	$—	$2.6	$0.1
Not designated	0.4	125.28	52.8	—	—	3.0	0.2
Total equity forwards (2)				$—	$—	$5.6	$0.3
Commodity contracts:
Designated	N/A	N/A	$9.1	$3.1	$0.6	$—	$—
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$3.1	$0.6	$—	$—
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$34.2	$28.0
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$—	$—	$34.2	$28.0
Total derivative contracts				$3.1	$0.6	$39.8	$28.3

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2026 and April 2027, respectively.
(3)Commodity contracts extend through May 2023.

    The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021
Equity (1)	$(0.5)	$2.7	$(0.8)	$0.8
Commodity (2)	2.6	(0.1)	0.1	—
Total	$2.1	$2.6	$(0.7)	$0.8

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021
Interest rate (1)(2)	$(6.3)	$6.7	$6.3	$(6.7)

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 28, 2022	August 29, 2021
Food and beverage costs and restaurant expenses	$—	$0.1
General and administrative expenses	(1.1)	5.1
Total	$(1.1)	$5.2
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 28, 2022, we expect to reclassify $3.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.
Note 11. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 28, 2022 and May 29, 2022.

Items Measured at Fair Value at August 28, 2022
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$3.1	$—	$3.1	$—
Equity forwards	(2)	$(5.6)	$—	$(5.6)	$—
Interest rate swaps	(3)	(34.2)	—	(34.2)	—
Total		$(36.7)	$—	$(36.7)	$—

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
The carrying value and fair value of long-term debt as of August 28, 2022, was $895.1 million and $872.7 million, respectively. The carrying value and fair value of long-term debt as of May 29, 2022, was $901.0 million and $896.9 billion, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of August 28, 2022 and May 29, 2022, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 28, 2022, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 29, 2022, long-lived assets held and used with a carrying amount of $4.9 million, primarily related to one underperforming restaurant, were determined to have a fair value of $0.9 million resulting in an impairment charge of $4.0 million.
Note 12. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 28, 2022 and May 29, 2022, we had $85.4 million and $104.8 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 28, 2022 and May 29, 2022, we had $18.7 million and $18.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 28, 2022 and May 29, 2022, we had $94.1 million and $101.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 28, 2022 and May 29, 2022, amounted to $78.1 million and $83.6 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2023 through fiscal 2034.
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
Note 13. Subsequent Events
On September 20, 2022, the Board of Directors declared a cash dividend of $1.21 per share to be paid November 1, 2022 to all shareholders of record as of the close of business on October 10, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited financial statements, the notes to such financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 28, 2022 and August 29, 2021.

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021	% Chg
Sales	$2,446.1	$2,306.0	6.1%
Costs and expenses:
Food and beverage	795.3	685.4	16.0
Restaurant labor	793.8	736.0	7.9
Restaurant expenses	403.5	378.1	6.7
Marketing expenses	30.3	23.9	26.8
General and administrative expenses	88.3	113.0	(21.9)
Depreciation and amortization	95.6	89.0	7.4
Impairments and disposal of assets, net	(4.9)	—	NM
Total costs and expenses	$2,201.9	$2,025.4	8.7
Operating income	244.2	280.6	(13.0)
Interest, net	19.8	15.6	26.9
Earnings before income taxes	224.4	265.0	(15.3)
Income tax expense (1)	30.8	33.3	(7.5)
Earnings from continuing operations	$193.6	$231.7	(16.4)
Losses from discontinued operations, net of tax	(0.6)	(0.8)	(25.0)
Net earnings	$193.0	$230.9	(16.4)
Diluted net earnings per share:
Earnings from continuing operations	$1.56	$1.76	(11.4)
Losses from discontinued operations	—	(0.01)	(100.0)
Net earnings	$1.56	$1.75	(10.9)

(1) Effective tax rate	13.7%	12.6%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2023, compared with the number open at the end of fiscal 2022 and the end of the first quarter of fiscal 2022.

	August 28, 2022	May 29, 2022	August 29, 2021
Olive Garden	887	884	877
LongHorn Steakhouse	549	546	535
Cheddar’s Scratch Kitchen	174	172	170
Yard House	85	85	82
The Capital Grille	61	62	61
Seasons 52	45	45	44
Bahama Breeze	42	42	42
Eddie V’s	29	28	27
The Capital Burger	3	3	3
Total	1,875	1,867	1,841
OVERVIEW OF OPERATIONS
COVID-19 Pandemic
During fiscal 2022, increasing numbers of COVID-19 cases throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of restaurant team members or groups thereof disrupt an individual restaurant’s operations and often come with little or no notice to the local restaurant management. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.
The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further capacity restrictions, mask and vaccination mandates, wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Financial Highlights - Consolidated
•Total sales increased 6.1% to $2.45 billion for the first quarter of fiscal 2023 compared to $2.31 billion for the first quarter fiscal 2022 driven by a blended same-restaurant sales increase of 4.2% and sales from 34 net new restaurants.
•Our net earnings from continuing operations were $193.6 million for the first quarter of fiscal 2023 compared to $231.7 million for the first quarter of fiscal 2022.
•Reported diluted net earnings per share were $1.56 for the first quarter of fiscal 2023 compared to $1.76 for the first quarter of fiscal 2022.
Outlook
We expect sales for fiscal 2023 to be between $10.2 and $10.4 billion, driven by same-restaurant sales growth of 4 to 6 percent and 55 to 60 new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be $500 to $550 million.

SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 28, 2022	August 29, 2021	% Chg	SRS (1)
Olive Garden	$1,130.7	$1,090.4	3.7%	2.3%
LongHorn Steakhouse	$604.6	$567.1	6.6%	4.2%
Fine Dining	$183.4	$168.8	8.6%	7.6%
Other Business	$527.4	$479.7	9.9%	7.6%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants open at least 16 months.
Olive Garden’s sales increase for the first quarter of fiscal 2023 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2023 resulted from a 9.0 percent increase in average check offset by a 6.1 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2023 resulted from a 6.3 percent increase in average check offset by a 2.0 percent decrease in same-restaurant guest counts.
Fine Dining’s sales increase for the first quarter of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2023 resulted from a 6.0 percent increase in average check combined with a 1.5 percent increase in same-restaurant guest counts.
Other Business’ sales increase for the first quarter of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2023 resulted from a 6.9 percent increase in average check combined with a 0.7 percent increase in same-restaurant guest counts.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 28, 2022 and August 29, 2021.

	Three Months Ended
	August 28, 2022	August 29, 2021
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	32.5	29.7
Restaurant labor	32.5	31.9
Restaurant expenses	16.5	16.4
Marketing expenses	1.2	1.0
General and administrative expenses	3.6	4.9
Depreciation and amortization	3.9	3.9
Impairments and disposal of assets, net	(0.2)	—
Total operating costs and expenses	90.0%	87.8%
Operating income	10.0	12.2
Interest, net	0.8	0.7
Earnings before income taxes	9.2	11.5
Income tax expense	1.3	1.4
Earnings from continuing operations	7.9%	10.0%

Quarter Ended August 28, 2022 Compared to Quarter Ended August 29, 2021

•Food and beverage costs increased as a percent of sales primarily due to a 4.3% impact from inflation and a 0.6% impact from menu mix, partially offset by a 2.1% impact from pricing.
•Restaurant labor costs increased as a percent of sales primarily due to 1.5% impact from inflation and a 0.9% impact from decreased productivity, partially offset by a 1.8% impact from sales and pricing leverage.
•Restaurant expenses increased as a percent of sales primarily due to a 0.5% impact from higher utility costs and a 0.4% impact from higher repairs and maintenance expenses, partially offset by a 0.9% impact from sales and pricing leverage.
•Marketing expenses increased as a percent of sales primarily due to higher television and media marketing.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.7% impact from lower incentive pay and 0.3% related to mark to market on deferred compensation plans.
•Depreciation and amortization expenses were flat.
•Impairment and disposal of assets, net decreased as a percent of sales due to gains recognized on the sale of properties.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 28, 2022 was 13.7 percent compared to an effective income tax rate for the quarter ended August 29, 2021 of 12.6 percent. The change was primarily driven by a decrease in excess tax benefits related to option exercises and equity vesting, offset by lower net earnings from continuing operations for the quarter ended August 28, 2022 compared to the quarter ended August 29, 2021.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IRA to have a material adverse impact to our financial statements.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2023 were $0.6 million ($0.00 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2022 of $0.8 million ($0.01 per diluted share).
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

	Three Months Ended
Segment	August 28, 2022	August 29, 2021	Change
Olive Garden	19.1%	23.2%	(410) BPS
LongHorn Steakhouse	15.2%	19.0%	(380) BPS
Fine Dining	16.4%	19.8%	(340) BPS
Other Business	13.7%	17.7%	(400) BPS
The decrease in Olive Garden, LongHorn Steakhouse, Fine Dining and Other Business’ segment profit margins for the first quarter of fiscal 2023 were driven primarily by higher food and beverage and restaurant labor costs, partially offset by positive same restaurants sales.

SEASONALITY
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather, effects of the COVID-19 pandemic and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
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
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 28, 2022, we had no outstanding balances and we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of August 28, 2022, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 28, 2022, no such adjustments are made to this rate.
We may from time to time repurchase our remaining outstanding debt in privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements and other factors.

From time to time we enter into interest rate derivative instruments. See Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
Net cash flows provided by operating activities of continuing operations increased to $427.8 million for the first three months of fiscal 2023, from $180.3 million for the first three months of fiscal 2022. Net cash flows provided by operating activities include net earnings from continuing operations of $193.6 million and $231.7 million in the first three months of fiscal 2023 and 2022, respectively. Net cash flows provided by operating activities increased in fiscal 2023 primarily due to the change in working capital compared to fiscal 2022 offset by lower net earnings from continuing operations.
Net cash flows used in investing activities of continuing operations were $118.1 million for the first three months of fiscal 2023, compared to $83.7 million for the first three months of fiscal 2022. Capital expenditures increased to $122.8 million for the first three months of fiscal 2023 from $82.7 million for the first three months of fiscal 2022 reflecting an increase in new restaurant construction and remodel activity during fiscal 2023.
Net cash flows used in financing activities of continuing operations were $345.4 million for the first three months of fiscal 2023, compared to $312.8 million for the first three months of fiscal 2022. Net cash flows used in financing activities for the first three months of fiscal 2023 included dividends paid of $148.5 million and share repurchases of $199.0 million partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the first three months of fiscal 2022 included dividends paid of $143.5 million and share repurchases of $186.3 million partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.21 and $1.10 per share for the first three months of fiscal 2023 and 2022, respectively.
On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaces the existing share repurchase authorization. During the quarter ended August 28, 2022, we repurchased 1.7 million shares of our common stock, compared to 1.3 million shares of our common stock during the quarter ended August 29, 2021.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
 Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At August 28, 2022, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $893.2 million would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $941.0 million as of August 28, 2022, compared to $1.18 billion as of May 29, 2022. The decrease was primarily due to a decrease in prepaid income taxes.
Our current liabilities totaled $1.83 billion as of August 28, 2022, compared to $1.85 billion as of May 29, 2022. The decrease was primarily driven by a decrease in accrued payroll and unearned revenues associated with gift card redemptions in excess of gift card sales, partially offset by an increase in accounts payable.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2023, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 29, 2022 and in our Forms 10-Q (including this report), which are summarized as follows:
•The disruption of our business and the global economy caused by the novel coronavirus (COVID-19) pandemic;
•A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing;
•Economic and business factors and their impacts on the restaurant industry and general macroeconomic factors including unemployment, energy prices and interest rates;
•The inability to hire, train, reward and retain restaurant team members and determine and maintain adequate staffing;
•A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills;
•Increases in labor and insurance costs;
•Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases;
•Failures to maintain food safety throughout the supply chain and food-borne illness concerns;
•Insufficient guest or employee facing technology or a failure to maintain a continuous or secure cyber network
•Increased costs related to compliance with privacy and data protection laws and government enforcement, litigation or adverse publicity relating to potential failures thereof;
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
•Impacts of climate change, adverse weather conditions and natural disasters;
•The inability to cancel long-term, non-cancelable leases that we may want to cancel or the inability to renew the leases that we may want to extend at the end of their terms;
•Our inability or failure to execute a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, including terrorism;
•The impact of shortages, delay or interruptions in the delivery of food and other products from third-party vendors and suppliers;
•Our failure to drive both short-term and long-term profitable sales growth through brand relevance, operating excellence, opening new restaurants of existing brands and developing or acquiring new dining brands;
•A lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;
•Higher-than-anticipated costs or delays to open, close, relocate or remodel restaurants;
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
•Failure to protect our service marks or other intellectual property;
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange rate, equity forward and commodity derivative instruments for other than trading purposes (see Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 28, 2022, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $68.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $81.8 million. The fair value of our long-term fixed-rate debt outstanding as of August 28, 2022, averaged $876.9 million, with a high of $893.7 million and a low of $858.3 million during the first three months of fiscal 2023. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 28, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 28, 2022.
During the fiscal quarter ended August 28, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 29, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 28, 2022.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 30, 2022 through July 3, 2022	1,110,380	$118.43	1,110,380	$979.2
July 4, 2022 through July 31, 2022	435,260	$118.84	435,260	$927.4
August 1, 2022 through August 28, 2022	123,212	$127.42	123,212	$911.7
Quarter-to-Date	1,668,852	$119.20	1,668,852	$911.7

(1)All of the shares purchased during the quarter ended August 28, 2022 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration and replaces the existing share repurchase authorization.
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

DARDEN RESTAURANTS, INC.

Dated:	October 4, 2022	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)