Form 10-Q
period 2023-02-26
DARDEN RESTAURANTS INC
filed 2023-04-04
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of March 15, 2023: 120,929,455.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Sales	$2,786.2	$2,448.9	$7,718.8	$7,027.1
Costs and expenses:
Food and beverage	887.0	752.7	2,500.6	2,132.2
Restaurant labor	874.2	798.7	2,476.5	2,279.5
Restaurant expenses	440.3	395.7	1,260.8	1,158.8
Marketing expenses	28.2	27.2	89.6	73.0
General and administrative expenses	107.0	83.3	285.7	289.7
Depreciation and amortization	98.3	94.3	290.7	275.4
Impairments and disposal of assets, net	1.3	(3.8)	(12.4)	(5.5)
Total operating costs and expenses	$2,436.3	$2,148.1	$6,891.5	$6,203.1
Operating income	349.9	300.8	827.3	824.0
Interest, net	19.6	17.5	59.2	49.8
Earnings before income taxes	330.3	283.3	768.1	774.2
Income tax expense	43.5	35.4	100.2	101.2
Earnings from continuing operations	$286.8	$247.9	$667.9	$673.0
Losses from discontinued operations, net of tax benefit of $0.2, $0.0, $0.5 and $0.4, respectively	(0.2)	(0.9)	(1.1)	(1.9)
Net earnings	$286.6	$247.0	$666.8	$671.1
Basic net earnings per share:
Earnings from continuing operations	$2.36	$1.95	$5.47	$5.22
Losses from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net earnings	$2.36	$1.94	$5.46	$5.21
Diluted net earnings per share:
Earnings from continuing operations	$2.34	$1.93	$5.42	$5.17
Losses from discontinued operations	—	—	(0.01)	(0.01)
Net earnings	$2.34	$1.93	$5.41	$5.16
Average number of common shares outstanding:
Basic	121.4	127.0	122.2	128.9
Diluted	122.5	128.2	123.2	130.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Net earnings	$286.6	$247.0	$666.8	$671.1

Foreign currency adjustment	(0.1)	0.1	(0.3)	(0.4)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(1.3), $0.2, $(1.2) and $0.2, respectively	(5.9)	1.1	1.9	(2.4)
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1, $0.0, $0.2 and $0.2, respectively, related to pension and other post-employment benefits	0.1	0.2	0.4	0.6
Other comprehensive income (loss)	$(5.9)	$1.4	$2.0	$(2.2)
Total comprehensive income	$280.7	$248.4	$668.8	$668.9
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	February 26, 2023	May 29, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275.3	$420.6
Receivables, net	57.6	72.0
Inventories	305.9	270.6
Prepaid income taxes	86.2	274.8
Prepaid expenses and other current assets	165.9	141.4
Total current assets	$890.9	$1,179.4
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,356.6 and $3,140.9, respectively	3,611.1	3,356.0
Operating lease right-of-use assets	3,435.5	3,465.1
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	294.2	291.6
Total assets	$10,075.4	$10,135.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423.8	$366.9
Accrued payroll	167.9	181.5
Accrued income taxes	23.5	32.1
Other accrued taxes	64.6	64.5
Unearned revenues	548.0	498.0
Other current liabilities	722.6	704.5
Total current liabilities	$1,950.4	$1,847.5
Long-term debt	880.9	901.0
Deferred income taxes	146.1	201.1
Operating lease liabilities - non-current	3,738.5	3,755.8
Other liabilities	1,315.6	1,232.2
Total liabilities	$8,031.5	$7,937.6
Stockholders’ equity:
Common stock and surplus	$2,213.2	$2,226.0
Retained earnings (deficit)	(169.4)	(25.9)
Accumulated other comprehensive income (loss)	0.1	(1.9)
Total stockholders’ equity	$2,043.9	$2,198.2
Total liabilities and stockholders’ equity	$10,075.4	$10,135.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended February 26, 2023 and February 27, 2022
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at November 27, 2022	121.9	$2,214.6	$(199.7)	$6.0	$2,020.9
Net earnings	—	—	286.6		286.6
Other comprehensive income (loss)	—	—	—	(5.9)	(5.9)
Dividends declared ($1.21 per share)	—	—	(147.8)	—	(147.8)
Stock option exercises	0.1	3.8	—	—	3.8
Stock-based compensation	—	7.9	—	—	7.9
Repurchases of common stock	(0.9)	(15.8)	(108.5)	—	(124.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.8	—	—	2.8
Other	—	(0.1)	—	—	(0.1)
Balance at February 26, 2023	121.1	$2,213.2	$(169.4)	$0.1	$2,043.9

Balance at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	666.8	—	666.8
Other comprehensive income (loss)	—	—	—	2.0	2.0
Dividends declared ($3.63 per share)	—	—	(446.7)	—	(446.7)
Stock option exercises	0.2	10.0	—	—	10.0
Stock-based compensation	—	27.8	—	—	27.8
Repurchases of common stock	(3.3)	(59.9)	(363.6)	—	(423.5)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	8.3	—	—	8.3
Other	—	1.0	—	—	1.0
Balance at February 26, 2023	121.1	$2,213.2	$(169.4)	$0.1	$2,043.9

Balance at November 28, 2021	128.3	$2,280.6	$261.8	$0.6	$2,543.0
Net earnings	—	—	247.0	—	247.0
Other comprehensive income (loss)	—	—	—	1.4	1.4
Dividends declared ($1.10 per share)	—	—	(140.7)	—	(140.7)
Stock option exercises	0.1	8.1	—	—	8.1
Stock-based compensation	—	6.1	—	—	6.1
Repurchases of common stock	(2.7)	(47.7)	(334.1)	—	(381.8)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.6	—	—	2.6
Other	—	0.1	—	—	0.1
Balance at February 27, 2022	125.7	$2,249.8	$34.0	$2.0	$2,285.8

Balance at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	671.1	—	671.1
Other comprehensive income (loss)	—	—	—	(2.2)	(2.2)
Dividends declared ($3.30 per share)	—	—	(427.9)	—	(427.9)
Stock option exercises	0.5	28.7	—	—	28.7
Stock-based compensation	—	28.0	—	—	28.0
Repurchases of common stock	(5.8)	(102.6)	(731.5)	—	(834.1)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	7.7	—	—	7.7
Other	—	1.4	—	—	1.4
Balance at February 27, 2022	125.7	$2,249.8	$34.0	$2.0	$2,285.8

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	February 26, 2023	February 27, 2022
Cash flows—operating activities
Net earnings	$666.8	$671.1
Losses from discontinued operations, net of tax	1.1	1.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	290.7	275.4
Impairments and disposal of assets, net	(12.4)	(5.5)
Stock-based compensation expense	52.6	49.8
Change in current assets and liabilities	192.7	(83.0)
Contributions to pension and postretirement plans	(1.6)	(1.7)
Deferred income taxes	(54.8)	10.0
Change in other assets and liabilities	1.9	(6.0)
Other, net	3.5	4.5
Net cash provided by operating activities of continuing operations	$1,140.5	$916.5
Cash flows—investing activities
Purchases of land, buildings and equipment	(410.5)	(275.6)
Proceeds from disposal of land, buildings and equipment	21.4	10.1
Purchases of capitalized software and other assets	(20.9)	(18.3)
Other, net	0.5	2.9
Net cash used in investing activities of continuing operations	$(409.5)	$(280.9)
Cash flows—financing activities
Proceeds from issuance of common stock	18.3	36.4
Dividends paid	(443.3)	(426.2)
Repurchases of common stock	(423.5)	(834.1)
Proceeds from issuance of short-term debt	427.0	—
Repayments of short-term debt	(427.0)	—
Principal payments on finance leases	(14.2)	(9.0)
Payments of debt issuance costs	—	(2.5)
Net cash used in financing activities of continuing operations	$(862.7)	$(1,235.4)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	(5.5)	(8.1)
Net cash used in discontinued operations	$(5.5)	$(8.1)

Decrease in cash, cash equivalents, and restricted cash	(137.2)	(607.9)
Cash, cash equivalents, and restricted cash - beginning of period	472.1	1,214.7
Cash, cash equivalents, and restricted cash - end of period	$334.9	$606.8

Reconciliation of cash, cash equivalents, and restricted cash:	February 26, 2023	February 27, 2022
Cash and cash equivalents	$275.3	$555.3
Restricted cash included in prepaid expenses and other current assets	59.6	51.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$334.9	$606.8

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Nine Months Ended
	February 26, 2023	February 27, 2022
Cash flows from changes in current assets and liabilities
Receivables, net	14.4	15.6
Inventories	(35.2)	(52.9)
Prepaid expenses and other current assets	(23.7)	(19.3)
Accounts payable	23.1	31.7
Accrued payroll	(13.6)	0.1
Prepaid/accrued income taxes	180.0	8.1
Other accrued taxes	0.1	(0.8)
Unearned revenues	50.0	63.1
Other current liabilities	(2.4)	(128.6)
Change in current assets and liabilities	$192.7	$(83.0)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of February 26, 2023, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 32 franchised restaurants in operation located in Latin America, the Caribbean, and Asia.
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
COVID-19 Pandemic and Other Impacts to our Operating Environment
During fiscal 2022, increases in the number of COVID-19 cases throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain. During fiscal 2023, these events have continued to impact our operating results as wage and cost inflation continue to exceed recent norms.
The ongoing effects to our operating environment, along with other geopolitical and macroeconomic events, could lead to further wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	February 26, 2023	May 29, 2022
Unearned revenues
Deferred gift card revenue	$577.9	$521.1
Deferred gift card discounts	(30.4)	(23.5)
Other	0.5	0.4
Total	$548.0	$498.0

Other liabilities
Deferred franchise fees - non-current	$2.6	$2.8
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Beginning balance	$484.9	$476.9	$521.1	$494.3
Activations	343.1	318.6	577.4	552.9
Redemptions and breakage	(250.1)	(231.2)	(520.6)	(482.9)
Ending balance	$577.9	$564.3	$577.9	$564.3

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	February 26, 2023	May 29, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,435.5	$3,465.1
Finance lease right-of-use assets	Land, buildings and equipment, net	896.1	838.1
Total lease assets, net		$4,331.6	$4,303.2

Operating lease liabilities - current	Other current liabilities	$180.4	$185.8
Finance lease liabilities - current	Other current liabilities	17.8	16.6
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,738.5	3,755.8
Finance lease liabilities - non-current	Other liabilities	1,095.7	1,018.6
Total lease liabilities		$5,032.4	$4,976.8
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022
Interest, net of amounts capitalized	$64.3	$49.9
Income taxes, net of refunds	(29.5)	79.3

Non-cash investing and financing activities were as follows:	Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022
Increase in land, buildings and equipment through accrued purchases	$82.1	$42.9
Right-of-use assets obtained in exchange for new operating lease liabilities	131.5	13.9
Right-of-use assets obtained in exchange for new finance lease liabilities	41.5	147.2
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	53.1	137.3
We had restricted cash of $59.6 million and $51.5 million as of February 26, 2023 and May 29, 2022, respectively, which represents cash held as security for a standby letter of credit and cash held in escrow related to the sale of properties. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 12, Commitments and Contingencies, for further details around standby letters of credit.
Note 4.Income Taxes
The effective income tax rate for continuing operations for the quarter ended February 26, 2023 was 13.2 percent compared to an effective income tax rate for the quarter ended February 27, 2022 of 12.5 percent. This change was primarily driven by higher net earnings from continuing operations. The effective income tax rate for continuing operations for the nine months ended February 26, 2023 was 13.0 percent compared to an effective income tax rate for the nine months ended February 27, 2022 of 13.1 percent. This change was primarily driven by the impact of federal tax credits and lower net earnings from continuing operations.
Included in our remaining balance of unrecognized tax benefits is $6.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tax (“CAMT”) on adjusted financial statement income. We currently are not expecting either the new IRA excise tax or CAMT provisions to have a material adverse impact to our financial statements.
Note 5.Net Earnings per Share
Outstanding stock options, restricted stock and equity-settled performance stock units granted by us represent the only dilutive effect reflected in diluted weighted average shares outstanding, none of which impact the numerator of the diluted net earnings per share computation. Stock options, restricted stock and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Anti-dilutive stock-based compensation awards	0.1	0.2	0.3	0.1
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 26, 2023
Sales	$1,301.2	$695.5	$235.6	$553.9	$—	$2,786.2
Restaurant and marketing expenses	1,008.2	574.3	184.3	476.1	(13.2)	2,229.7
Segment profit	$293.0	$121.2	$51.3	$77.8	$13.2	$556.5

Depreciation and amortization	$37.2	$17.2	$9.1	$24.5	$10.3	$98.3
Impairments and disposal of assets, net	—	(3.3)	—	(0.1)	4.7	1.3

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 26, 2023
Sales	$3,608.6	$1,900.6	$621.0	$1,588.6	$—	$7,718.8
Restaurant and marketing expenses	2,880.6	1,601.8	500.8	1,379.5	(35.2)	6,327.5
Segment profit	$728.0	$298.8	$120.2	$209.1	$35.2	$1,391.3

Depreciation and amortization	$109.3	$50.5	$27.0	$73.4	$30.5	$290.7
Impairments and disposal of assets, net	—	(3.3)	—	(0.1)	(9.0)	(12.4)
Purchases of land, buildings and equipment	183.2	77.8	40.2	93.0	16.3	410.5

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended February 27, 2022
Sales	$1,142.6	$612.7	$208.2	$485.4	$—	$2,448.9
Restaurant and marketing expenses	902.6	501.2	160.5	418.2	(8.2)	1,974.3
Segment profit	$240.0	$111.5	$47.7	$67.2	$8.2	$474.6

Depreciation and amortization	$34.9	$16.0	$8.5	$24.8	$10.1	$94.3
Impairments and disposal of assets, net	(0.1)	0.1	—	—	(3.8)	(3.8)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the nine months ended February 27, 2022
Sales	$3,310.2	$1,727.0	$565.7	$1,424.2	$—	$7,027.1
Restaurant and marketing expenses	2,581.8	1,424.4	444.7	1,209.9	(17.3)	5,643.5
Segment profit	$728.4	$302.6	$121.0	$214.3	$17.3	$1,383.6

Depreciation and amortization	$106.2	$48.3	$25.2	$73.4	$22.3	$275.4
Impairments and disposal of assets, net	1.0	0.1	—	—	(6.6)	(5.5)
Purchases of land, buildings and equipment	116.1	65.9	31.4	60.6	1.6	275.6

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Segment profit	$556.5	$474.6	$1,391.3	$1,383.6
Less general and administrative expenses	(107.0)	(83.3)	(285.7)	(289.7)
Less depreciation and amortization	(98.3)	(94.3)	(290.7)	(275.4)
Less impairments and disposal of assets, net	(1.3)	3.8	12.4	5.5
Less interest, net	(19.6)	(17.5)	(59.2)	(49.8)
Earnings before income taxes	$330.3	$283.3	$768.1	$774.2
Note 7.Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Restaurant impairments	$1.5	$—	$1.5	$—
Disposal (gains) losses	(2.3)	(3.8)	(16.0)	(5.5)
Other	2.1	—	2.1	—
Impairments and disposal of assets, net	$1.3	$(3.8)	$(12.4)	$(5.5)
Restaurant impairments for the quarter and nine months ended February 26, 2023 were related to (i) one underperforming restaurant with projected cash flows insufficient to cover its respective carrying values and (ii) three restaurant closures. Disposal gains for the quarter and nine months ended February 26, 2023 and February 27, 2022 were primarily related to the sale of properties. Other impacts for the quarter and nine months ended February 26, 2023 related to cancelled projects.
Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of AOCI, net of tax, for the quarter and nine months ended February 26, 2023 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 27, 2022	$4.6	$7.4	$(6.0)	$6.0
Gain (loss)	(0.1)	(7.8)	—	(7.9)
Reclassification realized in net earnings	—	1.9	0.1	2.0
Balance at February 26, 2023	$4.5	$1.5	$(5.9)	$0.1

Balance at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	(0.3)	(0.2)	—	(0.5)
Reclassification realized in net earnings	—	2.1	0.4	2.5
Balance at February 26, 2023	$4.5	$1.5	$(5.9)	$0.1

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of AOCI, net of tax, for the quarter and nine months ended February 27, 2022 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at November 28, 2021	$4.7	$4.4	$(8.5)	$0.6
Gain (loss)	0.1	1.5	—	1.6
Reclassification realized in net earnings	—	(0.4)	0.2	(0.2)
Balance at February 27, 2022	$4.8	$5.5	$(8.3)	$2.0

Balances at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.4)	(1.1)	—	(1.5)
Reclassification realized in net earnings	—	(1.3)	0.6	(0.7)
Balance at February 27, 2022	$4.8	$5.5	$(8.3)	$2.0

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Nine Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Derivatives
Commodity contracts	(1)	$(2.3)	$0.7	$(1.5)	$0.8
Equity contracts	(2)	—	(0.1)	(0.8)	0.8
Interest rate contracts	(3)	—	—	(0.1)	(0.1)
Total before tax		$(2.3)	$0.6	$(2.4)	$1.5
Tax (expense) benefit		0.4	(0.2)	0.3	(0.2)
Net of tax		$(1.9)	$0.4	$(2.1)	$1.3

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$—	$(0.1)	$(0.1)	$(0.4)
Recognized net actuarial gain (loss) - other plans	(4)	(0.2)	(0.1)	(0.5)	(0.4)
Total before tax		$(0.2)	$(0.2)	$(0.6)	$(0.8)
Tax (expense) benefit		0.1	—	0.2	0.2
Net of tax		$(0.1)	$(0.2)	$(0.4)	$(0.6)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 10 for additional details.
(2)Included in general and administrative expenses. See Note 10 for additional details.
(3)Included in interest, net on our consolidated statement of earnings.
(4)Included in the computation of net periodic benefit costs, which is a component of general and administrative expenses.
Note 9. Stock-Based Compensation
We grant stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant. We also grant restricted stock, restricted stock units and performance stock units with a fair value

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
generally determined based on our closing stock price on the date of grant. In addition, we grant cash-settled stock units (Darden stock units) which are classified as liabilities and are marked to market as of the end of each period.
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Nine Months Ended
	February 26, 2023	February 27, 2022
Weighted-average fair value	$36.20	$41.02
Dividend yield	3.8%	3.2%
Expected volatility of stock	42.0%	39.6%
Risk-free interest rate	2.8%	0.9%
Expected option life (in years)	5.9	6.3
Weighted-average exercise price per share	$121.47	$148.20

The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Nine Months Ended
	February 26, 2023	February 27, 2022
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	55.5%	53.4%
Risk-free interest rate	2.9%	0.4%
Expected life (in years)	2.8	2.8
Weighted-average grant date fair value per unit	$137.73	$172.34
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the nine months ended February 26, 2023.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.81	0.25	0.41	0.82
Awards granted	0.18	0.08	0.10	0.21
Awards granted performance impact	—	—	(0.04)	—
Awards exercised/vested	(0.19)	(0.05)	(0.11)	(0.15)
Awards forfeited	—	—	—	(0.05)
Outstanding end of period	1.80	0.28	0.36	0.83

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Stock options	$1.5	$1.1	$5.6	$5.6
Restricted stock/restricted stock units	1.7	1.4	6.3	6.3
Equity-settled performance stock units	3.5	2.6	12.4	13.1
Cash-settled Darden stock units	6.3	5.6	24.8	21.8
Employee stock purchase plan	0.7	0.7	2.1	2.0
Director compensation program/other	0.5	0.3	1.4	1.0
Total stock-based compensation expense	$14.2	$11.7	$52.6	$49.8

Note 10. Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as provided by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial derivatives to manage interest rate, commodity and compensation risks inherent in our business operations. Cash flows related to derivatives are included in operating activities.
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
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. Our interest rate swap agreements are designated as fair value hedges of the related debt. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	February 26, 2023			February 26, 2023	May 29, 2022	February 26, 2023	May 29, 2022
Equity forwards:
Designated	0.3	$125.51	$34.6	$—	$—	$0.6	$0.1
Not designated	0.5	125.05	62.5	—	—	1.1	0.2
Total equity forwards (2)				$—	$—	$1.7	$0.3
Commodity contracts:
Designated	N/A	N/A	$18.2	$—	$0.6	$4.5	$—
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$—	$0.6	$4.5	$—
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$49.2	$28.0
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$—	$—	$49.2	$28.0
Total derivative contracts				$—	$0.6	$55.4	$28.3

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2026 and April 2027, respectively.
(3)Commodity contracts extend through February 2024.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Equity (1)	$(2.0)	$0.6	$—	$(0.1)
Commodity (2)	(7.6)	1.1	(2.3)	0.7
Interest rate (3)	—	—	—	—
Total	$(9.6)	$1.7	$(2.3)	$0.6

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Nine Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Equity (1)	$4.8	$(2.1)	$(0.8)	$0.8
Commodity (2)	(6.6)	1.2	(1.5)	0.8
Interest rate (3)	—	—	(0.1)	(0.1)
Total	$(1.8)	$(0.9)	$(2.4)	$1.5

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Interest rate (1)(2)	$(5.2)	$(13.1)	$5.2	$13.1

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Nine Months Ended		Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Interest rate (1)(2)	$(21.2)	$(11.9)	$21.2	$11.9

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Nine Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Food and beverage costs and restaurant expenses	$—	$(0.1)	$—	$—
General and administrative expenses	(1.1)	2.7	8.6	4.3
Total	$(1.1)	$2.6	$8.6	$4.3
Based on the fair value of our derivative instruments designated as cash flow hedges as of February 26, 2023, we expect to reclassify $(4.2) million of net losses on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.
Note 11. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of February 26, 2023 and May 29, 2022.

Items Measured at Fair Value at February 26, 2023
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(4.5)	$—	$(4.5)	$—
Equity forwards	(2)	$(1.7)	$—	$(1.7)	$—
Interest rate swaps	(3)	(49.2)	—	(49.2)	—
Total		$(55.4)	$—	$(55.4)	$—

Items Measured at Fair Value at May 29, 2022
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.6	$—	$0.6	$—
Equity forwards	(2)	(0.3)	—	(0.3)	—
Interest rate swaps	(3)	(28.0)	—	(28.0)	—
Total		$(27.7)	$—	$(27.7)	$—

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value and fair value of long-term debt as of February 26, 2023, was $880.9 million and $850.8 million, respectively. The carrying value and fair value of long-term debt as of May 29, 2022, was $901.0 million and $896.9 million, respectively. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of February 26, 2023 and May 29, 2022, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of February 26, 2023, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 29, 2022, long-lived assets held and used with a carrying amount of $4.9 million, primarily related to one underperforming restaurant, were determined to have a fair value of $0.9 million resulting in an impairment charge of $4.0 million.
Note 12. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of February 26, 2023 and May 29, 2022, we had $85.3 million and $104.8 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of February 26, 2023 and May 29, 2022, we had $15.4 million and $18.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of February 26, 2023 and May 29, 2022, we had $85.7 million and $101.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of February 26, 2023 and May 29, 2022, amounted to $71.2 million and $83.6 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2023 through fiscal 2034.
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
Note 13. Subsequent Events
On March 21, 2023, the Board of Directors declared a cash dividend of $1.21 per share payable on May 1, 2023 to all shareholders of record as of the close of business on April 10, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements included elsewhere in this quarterly report on Form 10-Q (Form 10-Q) and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended May 29, 2022 (Form 10-K). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 26, 2023 and February 27, 2022.

	Three Months Ended			Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	% Chg	February 26, 2023	February 27, 2022	% Chg
Sales	$2,786.2	$2,448.9	13.8%	$7,718.8	$7,027.1	9.8%
Costs and expenses:
Food and beverage	887.0	752.7	17.8	2,500.6	2,132.2	17.3
Restaurant labor	874.2	798.7	9.5	2,476.5	2,279.5	8.6
Restaurant expenses	440.3	395.7	11.3	1,260.8	1,158.8	8.8
Marketing expenses	28.2	27.2	3.7	89.6	73.0	22.7
General and administrative expenses	107.0	83.3	28.5	285.7	289.7	(1.4)
Depreciation and amortization	98.3	94.3	4.2	290.7	275.4	5.6
Impairments and disposal of assets, net	1.3	(3.8)	NM	(12.4)	(5.5)	NM
Total costs and expenses	$2,436.3	$2,148.1	13.4	$6,891.5	$6,203.1	11.1
Operating income	349.9	300.8	16.3	827.3	824.0	0.4
Interest, net	19.6	17.5	12.0	59.2	49.8	18.9
Earnings before income taxes	330.3	283.3	16.6	$768.1	$774.2	(0.8)
Income tax expense (1)	43.5	35.4	22.9	100.2	101.2	(1.0)
Earnings from continuing operations	$286.8	$247.9	15.7	$667.9	$673.0	(0.8)
Losses from discontinued operations, net of tax	(0.2)	(0.9)	(77.8)	(1.1)	(1.9)	(42.1)
Net earnings	$286.6	$247.0	16.0%	$666.8	$671.1	(0.6)%
Diluted net earnings per share:
Earnings from continuing operations	$2.34	$1.93	21.2%	$5.42	$5.17	4.8%
Losses from discontinued operations	—	—	—	(0.01)	(0.01)	—
Net earnings	$2.34	$1.93	21.2%	$5.41	$5.16	4.8%

(1) Effective tax rate	13.2%	12.5%		13.0%	13.1%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the third quarter of fiscal 2023, compared with the number open at the end of fiscal 2022 and the end of the third quarter of fiscal 2022.

	February 26, 2023	May 29, 2022	February 27, 2022
Olive Garden	893	884	881
LongHorn Steakhouse	554	546	539
Cheddar’s Scratch Kitchen	179	172	173
Yard House	86	85	85
The Capital Grille	61	62	61
Seasons 52	43	45	44
Bahama Breeze	42	42	42
Eddie V’s	29	28	27
The Capital Burger	3	3	3
Total	1,890	1,867	1,855
OVERVIEW OF OPERATIONS
COVID-19 Pandemic and Other Impacts to our Operating Environment
During fiscal 2022, increases in the number of COVID-19 cases throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, mostly in January 2022, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. During fiscal 2022, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold. These events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain. During fiscal 2023, these events have continued to impact our operating results as wage and cost inflation continue to exceed recent norms.
The ongoing effects to our operating environment along with other geopolitical and macroeconomic events, could lead to further wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Financial Highlights - Consolidated
•Total sales increased 13.8% and 9.8% to $2.79 billion and $7.72 billion for the third quarter and nine months of fiscal 2023 compared to $2.45 billion and $7.03 billion for the third quarter and nine months of fiscal 2022 driven by blended same-restaurant sales increases of 11.7% and 7.8% for each respective period and sales from 35 net new restaurants in the 12 months from February 27, 2022 to February 26, 2023.
•Our net earnings from continuing operations were $286.8 million and $667.9 million for the third quarter and nine months of fiscal 2023 compared to $247.9 million and $673.0 million for the third quarter and nine months of fiscal 2022.
•Reported diluted net earnings per share from continuing operations were $2.34 and $5.42 for the third quarter and nine months of fiscal 2023 compared to $1.93 and $5.17 for the third quarter and nine months of fiscal 2022.
Outlook
We expect sales for fiscal 2023 to be between $10.45 and $10.5 billion, driven by same-restaurant sales growth of 6.5 to 7.0 percent and approximately 55 new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be $550 to $575 million.

SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Nine Months Ended
(in millions)	February 26, 2023	February 27, 2022	% Chg	SRS (1)	February 26, 2023	February 27, 2022	% Chg	SRS (1)
Olive Garden	$1,301.2	$1,142.6	13.9%	12.3%	$3,608.6	$3,310.2	9.0%	7.5%
LongHorn Steakhouse	$695.5	$612.7	13.5%	10.8%	$1,900.6	$1,727.0	10.1%	7.5%
Fine Dining	$235.6	$208.2	13.2%	11.7%	$621.0	$565.7	9.8%	8.6%
Other Business	$553.9	$485.4	14.1%	11.7%	$1,588.6	$1,424.2	11.5%	8.9%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months.
Olive Garden’s sales increase for the third quarter and nine months of fiscal 2023 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the third quarter of fiscal 2023 resulted from a 9.3 percent increase in average check combined with a 2.7 percent increase in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the nine months of fiscal 2023 resulted from a 8.9 percent increase in average check offset by a 1.3 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the third quarter and nine months of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2023 resulted from a 4.7 percent increase in average check combined with a 5.7 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the nine months of fiscal 2023 resulted from a 6.1 percent increase in average check combined with a 1.3 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the third quarter and nine months of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter of fiscal 2023 resulted from a 3.7 percent increase in average check combined with a 7.7 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the nine months of fiscal 2023 resulted from a 5.6 percent increase in average check combined with a 2.8 percent increase in same-restaurant guest counts.
Other Business’ sales increase for the third quarter and nine months of fiscal 2023 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the third quarter months of fiscal 2023 resulted from a 6.7 percent increase in average check combined with a 4.7 percent increase in same-restaurant guest counts. The increase in same-restaurant sales for the nine months of fiscal 2023 resulted from a 7.1 percent increase in average check combined with a 1.7 percent increase in same-restaurant guest counts.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and nine months ended February 26, 2023 and February 27, 2022.

	Three Months Ended		Nine Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	31.8	30.7	32.4	30.3
Restaurant labor	31.4	32.6	32.1	32.4
Restaurant expenses	15.8	16.2	16.3	16.5
Marketing expenses	1.0	1.1	1.2	1.0
General and administrative expenses	3.8	3.4	3.7	4.1
Depreciation and amortization	3.5	3.9	3.8	3.9
Impairments and disposal of assets, net	—	(0.2)	(0.2)	(0.1)
Total operating costs and expenses	87.4%	87.7%	89.3%	88.3%
Operating income	12.6	12.3	10.7	11.7
Interest, net	0.7	0.7	0.8	0.7
Earnings before income taxes	11.9	11.6	10.0	11.0
Income tax expense	1.6	1.4	1.3	1.4
Earnings from continuing operations	10.3%	10.1%	8.7%	9.6%
Quarter Ended February 26, 2023 Compared to Quarter Ended February 27, 2022

•Food and beverage costs increased as a percent of sales primarily due to a 2.7% impact from inflation and a 0.3% impact from menu mix, partially offset by a 2.0% impact from pricing.
•Restaurant labor costs decreased as a percent of sales primarily due to a 3.0% impact from sales leverage, partially offset by a 2.0% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 2.0% impact from pricing and sales leverage, partially offset by a 0.5% impact from higher utility costs, a 0.5% impact from higher repairs and maintenance expenses, a 0.2% impact from credit card expense, and a 0.4% impact from all other costs.
•Marketing expenses decreased as a percent of sales primarily due to sales leverage.
•General and administrative expenses increased as a percent of sales primarily due to a 0.6% impact from department and other administrative expenses and a 0.3% impact related to incentive pay accrual timing, partially offset by a 0.4% impact from sales leverage.
•Depreciation and amortization expenses decreased as a percent of sales primarily due to sales leverage.
•Impairment and disposal of assets, net increased as a percent of sales primarily due to gains recognized on the sale of properties for the quarter ended February 27, 2022.
Nine Months Ended February 26, 2023 Compared to Nine Months Ended February 27, 2022
•Food and beverage costs increased as a percent of sales primarily due to a 3.7% impact from inflation and a 0.3% impact from menu mix, partially offset by a 2.0% impact from pricing.
•Restaurant labor costs decreased as a percent of sales primarily due to a 2.6% impact from sales leverage and a 0.2% impact from improved productivity, partially offset by a 2.4% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 1.2% impact from pricing and sales leverage, partially offset by a 0.4% impact from higher utility costs, a 0.4% impact from higher repairs and maintenance expenses, and a 0.2% impact from credit card expense.
•Marketing expenses increased as a percent of sales primarily due to increased marketing media.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.4% impact from sales leverage and a 0.3% impact related to incentive pay accrual timing, partially offset by a 0.2% impact from department expenses.
•Depreciation and amortization expenses decreased as a percent of sales primarily due to sales leverage.

•Impairment and disposal of assets, net decreased as a percent of sales primarily due to gains recognized on the sale of properties.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended February 26, 2023 was 13.2 percent compared to an effective income tax rate for the quarter ended February 27, 2022 of 12.5 percent. This change was primarily driven by higher net earnings from continuing operations. The effective income tax rate for continuing operations for the nine months ended February 26, 2023 was 13.0 percent compared to an effective income tax rate for the nine months ended February 27, 2022 of 13.1 percent. This change was primarily driven by the impact of federal tax credits and lower net earnings from continuing operations.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. We currently are not expecting either the new IRA excise tax or CAMT provisions to have a material adverse impact to our financial statements.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the quarter and nine months ended February 26, 2023 were $0.2 million ($0.00 per diluted share) and $1.1 million ($(0.01) per diluted share) compared with losses from discontinued operations for the same quarter and nine months of fiscal 2022 of $0.9 million ($0.00 per diluted share) and $1.9 million ($(0.01) per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 6 to our unaudited consolidated financial statements in Part I, Item 1 of Form 10-Q).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin1 for the periods indicated.

	Three Months Ended			Nine Months Ended
Segment	February 26, 2023	February 27, 2022	Change	February 26, 2023	February 27, 2022	Change
Olive Garden	22.5%	21.0%	150 BPS	20.2%	22.0%	(180)	BPS
LongHorn Steakhouse	17.4%	18.2%	(80) BPS	15.7%	17.5%	(180)	BPS
Fine Dining	21.8%	22.9%	(110) BPS	19.4%	21.4%	(200)	BPS
Other Business	14.0%	13.8%	20 BPS	13.2%	15.0%	(180)	BPS
1 Segment profit margin calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales.
The increase in Olive Garden’s segment profit margin for the third quarter of fiscal 2023 was driven primarily by positive same-restaurant sales, partially offset by increased food and beverage costs. The decrease in Olive Garden’s segment profit margin for the nine months of fiscal 2023 was driven primarily by increased food and beverage costs, partially offset by positive same-restaurant sales. The decrease in Longhorn Steakhouse’s segment profit margin for the third quarter and nine months of fiscal 2023 was driven primarily by increased food and beverage costs, partially offset by positive same-restaurant sales. The decrease in Fine Dining’s segment profit margin for the third quarter and nine months of fiscal 2023 was driven primarily by increased food and beverage costs, partially offset by positive same-restaurant sales. The increase in Other Business’ segment profit margin for the third quarter of fiscal 2023 was driven primarily by positive same-restaurant sales, partially offset by increased food and beverage costs. The decrease in Other Business’ segment profit margin for the nine months of fiscal 2023 was driven primarily by increased food and beverage and restaurant labor costs, partially offset by positive same-restaurant sales.

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
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of February 26, 2023, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. Loans under the Revolving Credit Agreement bear interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurodollar Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.000 percent for LIBOR loans and 0.000 percent for base rate loans. The Revolving Credit Agreement includes an alternative reference rate, which provides mechanisms for the use of the Secured Overnight Financing Rate as a replacement rate upon a LIBOR cessation event.
As of February 26, 2023, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of February 26, 2023, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations increased to $1.14 billion for the nine months of fiscal 2023, from $916.5 million for the nine months of fiscal 2022. Net cash flows provided by operating activities include net earnings from continuing operations of $667.9 million and $673.0 million in the nine months of fiscal 2023 and 2022, respectively. Net cash flows provided by operating activities increased in fiscal 2023 primarily due to the change in working capital compared to fiscal 2022.
Net cash flows used in investing activities of continuing operations were $409.5 million for the nine months of fiscal 2023, compared to $280.9 million for the nine months of fiscal 2022. Capital expenditures increased to $410.5 million for the nine months of fiscal 2023 from $275.6 million for the nine months of fiscal 2022 reflecting an increase in new restaurant construction and remodel activity during fiscal 2023.
Net cash flows used in financing activities of continuing operations were $862.7 million for the nine months of fiscal 2023, compared to $1.24 billion for the nine months of fiscal 2022. Net cash flows used in financing activities for the nine months of fiscal 2023 included dividends paid of $443.3 million and share repurchases of $423.5 million, partially offset by the proceeds from the exercise of employee stock options. Net cash flows used in financing activities for the nine months of fiscal 2022 included dividends paid of $426.2 million and share repurchases of $834.1 million, partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $3.63 and $3.30 per share for the nine months of fiscal 2023 and 2022, respectively.
On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaces the existing share repurchase authorization. During the quarter and nine months ended February 26, 2023, we repurchased 0.87 million and 3.3 million shares of our common stock, respectively, compared to 2.7 million and 5.8 million shares of our common stock, respectively, during the quarter and nine months ended February 27, 2022.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At February 26, 2023, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $861.4 million would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $890.9 million as of February 26, 2023, compared to $1.18 billion as of May 29, 2022. The decrease was primarily due to a decrease in prepaid income taxes as well as cash and cash equivalents.
Our current liabilities totaled $1.95 billion as of February 26, 2023, compared to $1.85 billion as of May 29, 2022. The increase was primarily driven by an increase in accounts payable as well as an increase in unearned revenues associated with gift card sales in excess of gift card redemptions.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of February 26, 2023, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $69.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $81.7 million. The fair value of our long-term fixed-rate debt outstanding as of February 26, 2023, averaged $853.2 million, with a high of $893.7 million and a low of $798.0 million during the nine months of fiscal 2023. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of February 26, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2023.
During the fiscal quarter ended February 26, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended February 26, 2023.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
November 28, 2022 through January 1, 2023	466,632	$140.59	466,632	$745.9
January 2, 2023 through January 29, 2023	237,844	$145.67	237,844	$711.2
January 30, 2023 through February 26, 2023	162,976	$147.26	162,976	$687.2
Quarter-to-Date	867,452	$143.24	867,452	$687.2

(1)All of the shares purchased during the quarter ended February 26, 2023 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration and replaces the existing share repurchase authorization.
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

Item 6.Exhibits

Exhibit No.		Exhibit Title
31(a)		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Label Linkbase Document
101.PRE		XBRL Presentation Linkbase Document
104	`	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	April 4, 2023	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)