Form 10-K
period 2023-05-28
DARDEN RESTAURANTS INC
filed 2023-07-21
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $148.39 per share as reported on the New York Stock Exchange on November 25, 2022, was approximately: $18,011,600,000.
Number of shares of Common Stock outstanding as of May 28, 2023: 121,070,611.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 20, 2023, to be filed with the Securities and Exchange Commission no later than 120 days after May 28, 2023, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 28, 2023

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2024, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 28, 2023, we owned and operated 1,914 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, and The Capital Burger® trademarks. As of May 28, 2023, we also had 69 restaurants operated by independent third parties pursuant to area development and franchise agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise agreements, as of May 28, 2023:

Number of restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House (1)	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total
Owned and operated:
United States	897	562	180	86	62	44	42	29	4	1,906
Canada	8	—	—	—	—	—	—	—	—	8
Total	905	562	180	86	62	44	42	29	4	1,914
Franchised:
United States (2)	11	18	4	—	—	—	1	—	—	34
Latin America	29	—	—	—	2	—	—	—	—	31
Asia	2	—	—	—	—	—	—	—	—	2
Middle East	1	—	—	—	—	—	—	—	—	1
The Caribbean	1	—	—	—	—	—	—	—	—	1
Total	44	18	4	—	2	—	1	—	—	69
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

On June 14, 2023, we completed our acquisition of Ruth’s Hospitality Group, Inc., a Delaware corporation (Ruth’s), for $21.50 per share in cash. Ruth’s is the owner, operator and franchisor of restaurants under the Ruth’s Chris Steak House® trademark. As the acquisition was subsequent to our fiscal year ended on May 28, 2023, there was no impact to our consolidated financial statements or operations. As of the closing, Ruth’s Chris Steak House had 155 locations around the globe, including 81 company-owned or company-operated restaurants and 74 franchised restaurants. Because our acquisition of Ruth’s was completed during the first quarter of fiscal 2024, the description of the business throughout this Item 1 does not include a description of Ruth’s Chris Steak House unless specifically referenced herein.

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2023 ended May 28, 2023 and consisted of 52 weeks, fiscal 2022 ended May 29, 2022 and consisted of 52 weeks, and fiscal 2021 ended May 30, 2021 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, subjected some of our restaurants to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold; these events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain. During fiscal 2023, these events have continued to impact our operating results as wage and cost inflation continue to exceed recent norms.

The ongoing efforts to recover from the effects of the COVID-19 pandemic and its variants, along with other geopolitical and macroeconomic events could impact our restaurants through wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which, as of the end of fiscal 2023, includes The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze, Seasons 52, The Capital Burger and results from our franchise operations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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
Most dinner menu entrée prices range from $11.00 to $21.00, and most lunch menu entrée prices range from $9.00 to $11.00. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2023, the average check per person (defined as total sales divided by number of entrées sold) was approximately $22.50, with alcoholic beverages accounting for 5.3 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $13.50 to $38.00, and most lunch menu entrée prices range from $9.00 to $12.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2023, the average check per person was approximately $25.50, with alcoholic beverages accounting for 8.9 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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

Most lunch and dinner menu entrée prices range from $8.00 to $23.00. During fiscal 2023, the average check per person was approximately $18.00, with alcoholic beverages accounting for 7.9 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $10.00 to $48.00. During fiscal 2023, the average check per person was approximately $34.50, with alcoholic beverages accounting for 32.6 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $35.00 to $95.00 and most lunch menu entrée prices range from $20.00 to $49.00. During fiscal 2023, the average check per person was approximately $97.00, with alcoholic beverages accounting for 26.9 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
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
Most lunch and dinner menu entrée prices range from $13.00 to $49.50. During fiscal 2023, the average check per person was approximately $49.50, with alcoholic beverages accounting for 23.8 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
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
Most lunch and dinner menu entrée prices range from $9.00 to $25.00. During fiscal 2023, the average check per person was approximately $32.50, with alcoholic beverages accounting for 21.8 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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

Most dinner menu entrée prices range from $38.00 to $107.00. During fiscal 2023, the average check per person was approximately $114.50, with alcoholic beverages accounting for 29.1 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
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
Most lunch and dinner menu entrée prices range from $17.00 to $39.00. During fiscal 2023, the average check per person was approximately $34.00, with alcoholic beverages accounting for 30.5 percent of The Capital Burger’s sales. The Capital Burger maintains an all-day menu in addition to a happy hour menu.

The following table shows our restaurant growth over the last five years and lists the number of restaurants owned and operated by each of our brands and concept as of the end of the fiscal years indicated and excludes Ruth’s Chris Steak House since the information provided below is as of May 28, 2023. The table excludes our restaurants operated by independent third parties pursuant to area development and franchise agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total Restaurants	Total Sales (in millions) (1)
2019	866	514	161	79	57	44	42	21	1	1,785	$8,510.4
2020	868	522	165	81	58	44	41	23	2	1,804	$7,806.9
2021	875	533	170	81	60	44	42	26	3	1,834	$7,196.1
2022	884	546	172	85	62	45	42	28	3	1,867	$9,630.0
2023	905	562	180	86	62	44	42	29	4	1,914	$10,487.8
(1) During fiscal 2020 and 2021, many of our locations experienced restrictions on operations, including the ability to have dine-in operations and were subject to vaccine and/or mask mandates as a result of the COVID-19 pandemic.
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

Recent and Planned Restaurant Growth
During fiscal 2023, we added 47 net new company-owned restaurants in the United States. Our fiscal 2023 actual restaurant openings and closings, fiscal 2024 projected openings, and approximate capital investment, square footage and dining capacity, by brand (4), are shown below:

	Actual - Fiscal 2023		Projected - Fiscal 2024 (4)	Pro-Forma New Restaurants (4)
	Restaurant Openings	Restaurant Closings	New Restaurant Openings	Capital Investment Range (1) (in millions)			Approximate Square Feet (2)	Approximate Dining Seats (3)
Olive Garden	22	1	18-22	$4.0	-	$5.8	7,700	250
LongHorn Steakhouse	18	2	15-18	$3.3	-	$4.6	5,700	180
Cheddar’s Scratch Kitchen	10	2	4-5	$4.0	-	$5.3	6,000	210
Yard House	2	1	2-3	$7.0	-	$9.2	11,000	360
The Capital Grille	2	2	2-4	$8.5	-	$10.0	10,000	320
Seasons 52	1	2	0-1	$6.0	-	$7.2	9,000	250
Bahama Breeze	—	—	1-2	$5.6	-	$7.0	9,000	350
Eddie V’s	1	—	2-3	$8.5	-	$10.0	10,000	320
Totals	56	10	46-53

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
(4)The Capital Burger is a development-stage concept with limited pro-forma information, and as such, it is excluded from this table. We project opening approximately 3-4 Ruth’s Chris Steak House restaurants during fiscal 2024 which is captured in the total projected new restaurant openings above.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2024 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
We consider location to be a critical factor in determining a restaurant’s long-term success, and we devote significant effort to the site selection process. Prior to entering a market, we conduct a thorough study to determine the optimal number and placement of restaurants. Our site selection process incorporates a variety of analytical techniques to evaluate key factors. These factors include trade area demographics, such as target population density and household income levels; competitive influences in the trade area; the site’s visibility, accessibility and traffic volume; and proximity to activity centers such as shopping malls, hotel/motel complexes, offices and universities. Members of senior management evaluate, inspect and approve each restaurant site prior to its acquisition. Constructing and opening a new restaurant typically takes approximately 250 days on average after the site is acquired and permits are obtained.
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

The management structures below describe our restaurant operations during the normal and fully operational conditions that were in place at the end of fiscal 2023. Since the recovery from the COVID-19 pandemic, the staffing levels at many of our restaurants have returned to pre-pandemic levels.

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

Our Learning and Development team in partnership with each brand’s training leader, together with senior operations executives, is responsible for developing and maintaining our operations training programs. These efforts include an eight to twelve-week training program for management trainees and continuing development programs for all levels of leadership. The emphasis of the training and development programs varies by restaurant brand, but includes inclusive leadership, restaurant business management and culinary skills. We also use a highly structured training program to open new restaurants, including deploying training teams experienced in all aspects of restaurant operations. The opening training teams typically begin work one and a half weeks prior to opening and remain at the new restaurant for up to three weeks after the opening. They are re-deployed as appropriate to enable a smooth transition to the restaurant’s operating staff.

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

Advertising and Marketing

Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with additional targeted digital media investments. LongHorn Steakhouse uses digital advertising to build engagement and loyalty by market. Cheddar’s Scratch Kitchen, Yard House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger do not use television advertising, but rely on local and digital marketing. Our restaurants appeal to a broad spectrum of consumers and we use advertising and marketing to build awareness and strengthen our brands’ relevance. We implement periodic promotions, as appropriate, to increase frequency of guest visits while maintaining overall profitability. We also rely on outdoor billboard and email advertising, as well as radio, digital coupons, search engine marketing and social media such as Facebook® and Instagram®, as appropriate, to attract, engage and retain our guests. We have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and marketplace dynamics.

In fiscal 2023, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities in an increasingly connected society. We also continued making improvements to our online and mobile ordering and payment systems across all of our brands. In addition, we continued working on developing sophisticated customer relationship management programs, data analytics and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands. This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty.

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

We closely track and assess a variety of metrics that help us to evaluate our performance on each of these imperatives.

Hire. We are committed to attracting, engaging, developing and retaining a workforce that mirrors the diversity of our guests and the communities in which we operate. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our team members. Key team member statistics as of the end of fiscal 2023 included the following:

Total team members (hourly and salaried)	187,384
Total number of hourly team members	177,164
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	55%
Total number of new hires of hourly team members during fiscal 2023	182,882
Percent of hourly new hires – female	57%
Percent of hourly new hires – members of racial or ethnic minority groups	57%

In addition to the gender, racial and ethnic diversity of our workforce, our team members are also very diverse in age; we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials. We provide our EEO-1 report and additional details about our inclusion and diversity programs on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We regularly invest in our team members’ careers by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In fiscal 2023, 81% of the participants in our restaurant Manager In Training program were internal promotions and 100% of the new General Managers or Managing Partners were internal promotions.

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

We regularly review our pay and benefits programs to identify and implement enhancements to the ways we reward our team members. In January 2022, we announced that each hourly restaurant team member company-wide would earn a minimum hourly wage of at least $12 per hour, inclusive of tip income. Also in January 2022, we began a new "First Rewards” program to provide a phantom stock grant worth $10,000 to newly promoted General Managers and Managing Partners, numbering approximately 300 annually, to reward these high-performing leaders and provide immediate alignment between their compensation and shareholder value creation. Further, in fiscal 2023, the Darden Restaurants Foundation introduced the Next Course Scholarship program for children and dependents of our team members and in its inaugural year, the program awarded scholarships worth $3,000 each to nearly 100 children or dependents of Darden team members. In January 2023, we introduced a new benefit for restaurant team members called Fast Fluency – which offers Spanish-speaking team members the chance to learn English for free.

None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good, with our employee engagement levels nearly double the United States average, as recently surveyed by Gallup, Inc.

Consistent with our core values of respect, caring and teamwork, in fiscal 1999 we established a program called Darden Dimes to help fellow Darden team members in need. Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raised and granted over $2.0 million in fiscal 2023.

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

Darden’s consolidated turnover rate for hourly team members during fiscal 2023 was 93%, one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2023 that was lower than the most recent relevant casual dining or fine dining turnover rate for their segment of the industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 19% was also significantly lower than the broader restaurant industry benchmark. Our executive leadership (vice president and above) has an average of over 17 years of experience with Darden, while our restaurant General Managers and Managing Partners have an average of 14 years of experience with us.
Information Technology and Cybersecurity

We strive for leadership in the restaurant business by using technology as a competitive advantage and as an enabler of our strategy. We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness, as well as enable e-commerce. These solutions are designed to be used across restaurant brands, yet are flexible enough to meet the unique needs of each restaurant brand. Our strategy is to fully integrate systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence. Restaurant hardware and software support for all of our restaurant brands is provided or coordinated from the restaurant support center facility in Orlando, Florida. Our data center contains sufficient computing power to process information from all restaurants quickly and efficiently. We leverage public cloud computing where appropriate to enhance our capabilities and to leverage scale. Our information is processed in a secure environment to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information off-site, testing the disaster recovery plan annually and providing on-site power backup. We periodically engage third parties to perform cybersecurity audits utilizing the National Institute of Standards and Technology framework. We also engage third parties to conduct security reviews of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (SaaS), as well as purchased software, with proven, non-proprietary hardware.

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
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, The Capital Burger®, Ruth’s Chris Steak House®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 28, 2023, we operated 1,914 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 2 restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We control the joint ventures’ use of our service marks and the joint ventures pay management fees to us, which are not material to our consolidated financial statements.
As of May 28, 2023, franchisees operated 34 franchised restaurants in the United States and 35 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille and Bahama Breeze restaurants in the following regions:
•United States (including Puerto Rico and Guam),
•Mexico,
•Central and South America (Brazil, Costa Rica, Ecuador, El Salvador and Panama),
•Philippines,
•Aruba, and
•Saudi Arabia.
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
During fiscal 2023, 11.2 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. As a result of the impact of the COVID-19 pandemic on restaurants, many states have modified their regulations to permit To Go sales of alcoholic beverages, and in some locations we now offer a variety of alcoholic beverages, including in bottles, from draft and mixed drinks To Go. The failure of a restaurant to obtain or retain these alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal and state minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, paid leave, safety standards, and hiring and employment practices.
Since 1995, Darden has had a Tip Rate Alternative Commitment (TRAC) agreement with the Internal Revenue Service (IRS).  TRAC requirements, which include increased educational and other efforts in each restaurant to increase the reporting compliance of employees with respect to cash tips, are applied across all of our brands.  Compliance with TRAC requirements reduces the likelihood of potential employer-only FICA tax assessments related to cash tips that are unreported by employees at Darden’s covered units. Consistent with our long-standing agreement with the IRS, we work proactively with IRS personnel responsible for tip compliance to ensure that we are taking the appropriate steps to continue to meet our TRAC obligations.  In 2023, the IRS issued a proposed revenue procedure that would establish the Service Industry Tip Compliance Agreement (SITCA) program and eliminate TRAC. We are working closely with the IRS as it finalizes its guidance.
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2023, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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

Sustainability

The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. During fiscal 2023, we remained focused on our climate strategy, restaurant sustainability metrics and Darden’s Animal Welfare Council. We will continue to adapt our sustainability approach with development or enhancement of integrated and strategic priorities in the near term across the enterprise, from the food we source to the operation of our restaurants.

Darden manages energy and water conservation within our restaurant operations and engages with our supply chain partners on sustainability topics including climate, deforestation and animal welfare. In fiscal 2023, Darden expanded its assessment and disclosure of environmental metrics in our operations and extended value chain. Additional environmental indicators, including energy and water consumption, waste generation and diversion, as well as Scope 3 greenhouse gas emissions, are reported on our website at www.darden.com/our-impact/communities/sustainability.

Greenhouse Gas (GHG) Emissions(1)
		Fiscal Year Ended
(in metric tons CO2e)	May 29, 2022	May 30, 2021	May 31, 2020
Average Per Restaurant (2)	412	373(3)	424
Total - Scope 1 and 2	769,811(4)	683,294	774,200
(1)GHG reporting is for the fiscal year preceding the year of this report and is not available for the current financial reporting period. Above emissions are for owned and operated restaurants only. Franchises are accounted for in our Scope 3 inventory.
(2)Per restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants.
(3)Fiscal 2021 emissions reductions resulted from business impacts of the COVID-19 pandemic during fiscal 2021.
(4)APEX Companies, LLC. provided a statement of third-party verification to a limited assurance level for the above stated values for fiscal year 2022 in accordance with ISO Standard 14064-3 Second edition 2019-4 on greenhouse gases- Part 3: Specification with guidance for the verification and validation of GHG statements.

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

In fiscal 2023, the Foundation awarded approximately $4.2 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community engagement, disaster preparedness and the promotion of career opportunities in the culinary industry.

The Foundation continued to invest in mobile food pantry programs through its long-standing partnership with Feeding America. In fiscal 2023, the Foundation awarded a $2.0 million grant to help fund 10 additional refrigerated box trucks to help Feeding America increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve a high percentage of people of color. The most recent donation marks a total of $16.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.

Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, our restaurants collect surplus, wholesome food that is not served to guests and, rather than discarding the food, they prepare it for donation to local nonprofit feeding partners. In fiscal 2023, Darden contributed approximately 5.3 million pounds of food, the equivalent of more than 4.4 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year.

In fiscal 2023, as part of Darden’s continued commitment to inclusion and diversity, the Foundation donated an additional $500,000 to Boys & Girls Clubs of America to support the development and implementation of programming that will help youth embrace diversity and combat racial discrimination. The Youth for Unity curriculum will provide meaningful, action-oriented solutions to address social injustice and racial inequity and help foster the next generation of leaders, problem-solvers and advocates for change.

The Foundation’s funding helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2023 contribution of $250,000 also supports the Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.

We are also a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2023, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants donate meals to feed first responders and victims of natural disasters. The Foundation also provided $250,000 to nonprofit organizations such as Volunteer Florida Foundation to support Hurricane Ian relief and recovery efforts.

In fiscal 2023, the Foundation launched the Next Course Scholarship program to help the children or dependents of Darden team members reach their educational goals. The Foundation has partnered with Scholarship America to administer the initiative, which provided scholarships for post-secondary education to children or dependents of eligible full-time and part-time Darden team members for the 2023-24 academic year. As a result, nearly 100 children or dependents of Darden team members were awarded scholarships worth $3,000 each. These team members represent more than 80 different restaurants across seven of our brands and 32 states.

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

Risks Relating to Inflation and Macroeconomic Disruption
A failure to address cost pressures, including rising costs for commodities, labor, health care and utilities used by our restaurants, and a failure to effectively deliver cost management activities and achieve economies of scale in purchasing could compress our margins and adversely affect our sales and results of operations.
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel and other related costs over which we may have little control. We have experienced and continue to experience inflationary conditions with respect to most or all of these costs during fiscal 2023. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are also subject to the general risks of inflation.
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
General economic conditions, including slow global recovery from the economic downturns related to the COVID-19 pandemic, geopolitical conditions and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Economic uncertainty has caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs remain at the current elevated levels or increase further, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive restaurants.
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
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning which has been complicated by the tight labor market in the United States and on consumer preferences. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. A shortage of qualified candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization which could jeopardize our ability to meet our growth targets or impact our results of operations.
A failure to recruit, develop and retain effective leaders or the loss or shortage of personnel with key capacities and skills could impact our strategic direction and jeopardize our ability to meet our business performance expectations and growth targets.
Our future growth depends substantially on the contributions and abilities of key executives and other leadership team members. We must continue to recruit, retain and motivate management team members in order to achieve our current business objectives and support our projected growth. Unplanned changes in senior management could expose us to significant changes in strategic direction and initiatives. A failure to maintain appropriate organizational capacity and capability to support leadership excellence (adequate resources, innovative skill sets and expectations) and build adequate bench strength required for growth or a loss of key skill sets could jeopardize our ability to meet our business performance expectations and growth targets.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the novel coronavirus that caused COVID-19, norovirus, avian flu or “SARS,” “MERS,” H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or The United States Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.
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
Risks Relating to the Acquisition of Ruth’s
The inability to successfully integrate Ruth’s Chris Steak House into our business could harm our ability to achieve the sales growth, cost savings and other benefits we expect to be able to realize in the Ruth’s Chris Steak House operations.

On June 14, 2023, we completed our acquisition of Ruth’s, owner, operator and franchisor of Ruth’s Chris Steak House restaurants. Our integration of the Ruth’s Chris Steak House business into our operations is a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Ruth’s Chris Steak House with our operations may include, among others: retaining and integrating management and other key employees and franchisees; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Ruth’s Chris Steak House into our operations, there can be no assurance that we will realize the anticipated benefits. We acquired Ruth’s Chris Steak House with the expectation that the acquisition would result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition.
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
The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal, state, and local laws governing employment practices and working conditions.   These laws cover minimum wage rates, wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others.  The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements.  We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

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
We are subject to laws relating to information security, cashless payments and consumer credit, protection and fraud. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with these laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition or results of operations.

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
Consumers are continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. During periods of high public health risk such as the COVID-19 pandemic, many consumers choose to order food To Go or for delivery rather than dining in at full-service restaurants. If other future public health issues cause these preferences to increase, we may need to further adapt our offerings to respond to these additional changes. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations could be adversely affected.
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
As of May 28, 2023, 1,839 of our 1,914 restaurants operating in the United States and Canada operate in leased locations and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.
Our inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as a hurricane or manmade disaster, at our corporate facility could have a materially adverse impact on our business.
Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one Florida location. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural or manmade disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure to administrative and other legal claims.
We may lose sales or incur increased costs if our restaurants experience shortages, delays or interruptions in the delivery of food and other products from our third party vendors and suppliers.
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires and earthquakes; macroeconomic conditions resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Supply chain disruptions have increased some of our costs and limited the availability of certain products for our restaurants and may continue to do so. If we increase menu prices as a result of increased food costs or remove menu items due to shortages, such responses may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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
Certain of our domestic and all of our international locations other than in Canada are operated by franchisees or licensees. We believe that we have selected high-caliber operating partners and franchisees with significant experience in restaurant operations, and we are providing them with training and support. However, the probability of opening, ultimate success and quality of any franchise or licensed restaurant rests principally with the franchisee or licensee. If the franchisee or licensee does not successfully open and operate its restaurants in a manner consistent with our standards, or guests have negative experiences due to issues with food quality or operational execution, our brand values could suffer, which could have an adverse effect on our business.
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
The equity markets in the United States have experienced recent periods of volatility due to the impacts of the COVID-19 pandemic, macroeconomic conditions, geopolitical concerns and the unpredictability of the recovery of the United States economy as a result of these factors. Market volatility has contributed to and may continue to contribute to fluctuations in the Company’s stock price. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to predict during periods of extreme volatility in the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, Ruth’s Chris Steak House®, The Capital Burger ®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 28, 2023, we operated 1,914 restaurants. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of these 1,914 company-owned restaurants, 75 were located on owned sites and 1,839 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	962
Ground and Building Leases	661
Space/In-Line/Other Leases	216
Total	1,839

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market [and Dividend] Information

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2023, there were approximately 8,213 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

We have a history of paying cash dividends. Any future dividend payments remain subject to the discretion of our Board of Directors.

Share Repurchases
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 207.7 million shares through May 28, 2023 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 28, 2023:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 27, 2023 through April 2, 2023	237,715	$147.23	237,715	$652.2
April 3, 2023 through Apri1 30, 2023	2,004	$151.93	2,004	$651.9
May 1, 2023 through May 28, 2023	—	—	—	$651.9
Quarter-to-Date	239,719	$147.27	239,719	$651.9
(1)All of the shares purchased during the quarter ended May 28, 2023 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.0 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration and replaces the existing share repurchase authorization.
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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2018	May 2019	May 2020	May 2021	May 2022	May 2023
Darden Restaurants, Inc.	$100.00	$140.46	$91.92	$173.35	$157.33	$208.64
S&P 500 Stock Index	$100.00	$105.95	$116.47	$163.42	$163.95	$168.68
S&P Composite 1500 Restaurant Sub-Index	$100.00	$126.24	$126.09	$176.64	$160.94	$197.37

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$275
$250
$225
$200
$175
$150
$125
$100
$75
May - 18
May - 19
May - 20
May - 21
May - 22
May - 23

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 27, 2018, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2023, which ended May 28, 2023, and fiscal 2022, which ended May 29, 2022, each consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 28, 2023, we operated 1,914 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, and The Capital Burger®    trademarks. We own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 35 franchised restaurants in operation located in Latin America, Asia, the Middle East and the Caribbean. All intercompany balances and transactions have been eliminated in consolidation.
COVID-19 Pandemic and Other Impacts to our Operating Environment
During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold; these events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

The ongoing efforts to recover from the effects of the COVID-19 pandemic and its variants, along with other geopolitical and macroeconomic events, could impact our restaurants through wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Fiscal 2023 Financial Highlights
•Total sales increased 8.9 percent to $10.49 billion in fiscal 2023 from $9.63 billion in fiscal 2022 driven by a blended same-restaurant sales increase of 6.8 percent and sales from 47 net new restaurants.
•Reported diluted net earnings per share from continuing operations increased to $8.00 in fiscal 2023 from $7.40 in fiscal 2022, a 8.1 percent increase.
•Net earnings from continuing operations increased to $983.5 million in fiscal 2023 from $954.7 million in fiscal 2022, a 3.0 percent increase.
•Net loss from discontinued operations decreased to $1.6 million ($0.01 per diluted share) in fiscal 2023, from $1.9 million ($0.01 per diluted share) in fiscal 2022. When combined with results from continuing operations, our diluted net earnings per share was $7.99 for fiscal 2023 and $7.39 for fiscal 2022.
Outlook
On June 14, 2023, we completed our acquisition of Ruth’s, a Delaware corporation, for $21.50 per share in cash. Ruth’s is the owner, operator and franchisor of Ruth’s Chris Steak House restaurants.
We expect fiscal 2024 sales from continuing operations to increase between 9.5 percent and 10.5 percent, driven by the addition of the Ruth’s Chris Steak House restaurants to our portfolio, Darden same-restaurant sales growth of 2.5 percent to 3.5 percent, and sales from approximately 50 new restaurant openings. In fiscal 2024, we expect our annual effective tax rate to be 12 percent to 12.5 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $550 million and $600 million.

RESULTS OF OPERATIONS FOR FISCAL 2023 AND 2022
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 28, 2023 and May 29, 2022:

	Fiscal Year Ended		Percent Change
(in millions)	May 28, 2023	May 29, 2022	2023 v. 2022
Sales	$10,487.8	$9,630.0	8.9%
Costs and expenses:
Food and beverage	3,355.9	2,943.6	14.0%
Restaurant labor	3,346.3	3,108.8	7.6%
Restaurant expenses	1,702.2	1,582.6	7.6%
Marketing expenses	118.3	93.2	26.9%
General and administrative expenses	386.1	373.2	3.5%
Depreciation and amortization	387.8	368.4	5.3%
Impairments and disposal of assets, net	(10.6)	(2.0)	NM
Total operating costs and expenses	$9,286.0	$8,467.8	9.7%
Operating income	$1,201.8	$1,162.2	3.4%
Interest, net	81.3	68.7	18.3%
Earnings before income taxes	$1,120.5	$1,093.5	2.5%
Income tax expense (1)	137.0	138.8	(1.3)%
Earnings from continuing operations	$983.5	$954.7	3.0%
Losses from discontinued operations, net of tax	(1.6)	(1.9)	(15.8)%
Net earnings	$981.9	$952.8	3.1%

(1) Effective tax rate	12.2%	12.7%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2022:

	May 28, 2023	May 29, 2022
Olive Garden	905	884
LongHorn Steakhouse	562	546
Cheddar’s Scratch Kitchen	180	172
Yard House	86	85
The Capital Grille	62	62
Seasons 52	44	45
Bahama Breeze	42	42
Eddie V’s	29	28
The Capital Burger	4	3
Total	1,914	1,867
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022		SRS (1)	May 28, 2023	May 29, 2022
Olive Garden	$4,877.8	$4,503.9	8.3%	6.7%	$5.5	$5.1
LongHorn Steakhouse	$2,612.3	$2,374.3	10.0%	7.4%	$4.7	$4.4
Fine Dining	$830.8	$776.2	7.0%	5.7%	$9.2	$8.8
Other Business	$2,166.9	$1,975.6	9.7%	7.0%	$6.0	$5.7
	$10,487.8	$9,630.0
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months.
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
Olive Garden’s sales increase for fiscal 2023 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2023 resulted from an 8.4 percent increase in average check, partially offset by a 1.6 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2023 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2023 resulted from a 1.2 percent increase in same-restaurant guest counts combined with a 6.1 percent increase in average check.
Fine Dining’s sales increase for fiscal 2023 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2023 resulted from a 0.5 percent increase in same-restaurant guest counts combined with a 5.1 percent increase in average check.
Other Business’s sales increase for fiscal 2023 was driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2023 resulted from a 0.6 percent increase in same-restaurant guest counts combined with a 6.4 percent increase in average check.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 28, 2023 and May 29, 2022.

	Fiscal Year Ended
	May 28, 2023	May 29, 2022
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	32.0	30.6
Restaurant labor	31.9	32.3
Restaurant expenses	16.2	16.4
Marketing expenses	1.1	1.0
General and administrative expenses	3.7	3.9
Depreciation and amortization	3.7	3.8
Impairments and disposal of assets, net	(0.1)	—
Total operating costs and expenses	88.5%	87.9%
Operating income	11.5%	12.1%
Interest, net	0.8	0.7
Earnings before income taxes	10.7%	11.4%
Income tax expense (benefit)	1.3	1.4
Earnings from continuing operations	9.4%	9.9%
Total operating costs and expenses from continuing operations were $9.29 billion in fiscal 2023 and $8.47 billion in fiscal 2022.

Fiscal 2023 Compared to Fiscal 2022:

•Food and beverage costs increased as a percent of sales primarily due to a 3.0% impact from inflation and a 0.8% impact from menu mix, partially offset by a 2.3% impact from pricing and other changes.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.5% impact from sales leverage and a 1.2% impact from increased productivity, partially offset by a 2.3% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 1.0% impact from pricing leverage, partially offset by a 0.3% impact from utility cost inflation, 0.2% impact from repairs and maintenance inflation, and 0.3% of inflation on other restaurant expenses.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.3% impact from sales leverage.
•Depreciation and amortization expenses decreased as a percent of sales primarily due to sales leverage.
•Impairments and disposal of assets, net decreased as a percent of sales primarily due to gains recognized on the sale of five properties.
INCOME TAXES
The effective income tax rates for fiscal 2023 and 2022 for continuing operations were 12.2 percent and 12.7 percent, respectively. During fiscal 2023, we had income tax expense of $137.0 million on earnings before income tax of $1.12 billion compared to income tax expense of $138.8 million on earnings before income taxes of $1.09 billion in fiscal 2022. This change was primarily driven by the impact of federal tax credits.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income. The IRA excise tax and the CAMT are immaterial to our financial statements.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2023 were $983.5 million ($8.00 per diluted share) compared with net earnings from continuing operations for fiscal 2022 of $954.7 million ($7.40 per diluted share).

Net earnings from continuing operations for fiscal 2023 increased 3.0 percent and diluted net earnings per share from continuing operations increased 8.1 percent compared with fiscal 2022.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2023 were a net loss of $1.6 million ($0.01 per diluted share) compared with a net loss for fiscal 2022 of $1.9 million ($0.01 per diluted share).
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
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 28, 2023	May 29, 2022	2023 vs 2022
Olive Garden	21.0%	22.1%	(110)	BP
LongHorn Steakhouse	16.5%	17.6%	(110)	BP
Fine Dining	19.1%	21.3%	(220)	BP
Other Business	13.9%	15.2%	(130)	BP
The decrease in the Olive Garden segment profit margin for fiscal 2023 was driven primarily by higher food and beverage and marketing costs, offset by lower restaurant expenses, restaurant labor, and positive same-restaurant sales. The decrease in the LongHorn Steakhouse segment profit margin for fiscal 2023 was driven primarily by higher food and beverage costs, partially offset by lower restaurant labor and positive same-restaurant sales. The decrease in the Fine Dining segment profit margin for fiscal 2023 was driven primarily by higher food and beverage costs, restaurant labor, and restaurant expenses, partially offset by positive same-restaurant sales. The decrease in the Other Business segment profit margin for fiscal 2023 was driven primarily by higher food and beverage costs and restaurant labor, partially offset by positive same-restaurant sales.
RESULTS OF OPERATIONS FOR FISCAL 2022 COMPARED TO FISCAL 2021
For a comparison of our results of operations for the fiscal years ended May 29, 2022 and May 30, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 29, 2022, filed with the SEC on July 22, 2022.
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

Valuation and Recoverability of Goodwill and Trademarks
We have nine reporting units, six of which have goodwill and seven of which have trademarks. Goodwill and trademarks are not subject to amortization and goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

We estimate the fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from observable market data of comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating cash flows which are based on a combination of historical and current trends, organic growth expectations, and residual growth rate assumptions. These cash flows are discounted using a weighted-average cost of capital (WACC) that reflects current market conditions. We recognize a goodwill impairment loss when the fair value of the reporting unit is less than its carrying value.

We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from the reporting unit’s projection of estimated operating cash flows; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on an adjusted estimated WACC for each business unit. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.

We performed our annual impairment test of our goodwill and trademarks as of February 27, 2023 which was the first day of our fiscal 2023 fourth quarter. As of February 27, 2023, no impairment of goodwill or trademarks was indicated based on our testing.

If our assessment resulted in an impairment of our assets, including goodwill or trademarks, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our revolving credit agreement (Revolving Credit Agreement) would increase. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement. At May 28, 2023, additional write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $1.01 billion would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.3 million for fiscal 2023.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 12 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $23.0 million balance of unrecognized tax benefits at May 28, 2023, includes $7.8 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $7.8 million, $5.7 million relates to items that would impact our effective income tax rate.
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

On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020. As of May 28, 2023, we had no outstanding balances and we were in compliance with all covenants under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. During fiscal 2023, loans under the Revolving Credit Agreement bore interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurodollar Rate plus 1.00 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement would have been 1.000 percent for LIBOR loans and 0.000 percent for base rate loans.
Effective May 31, 2023, we entered into an amendment to the Revolving Credit Agreement (the “Amendment”.) Pursuant to the terms of the Amendment, the Company, the administrative agent and the lenders have agreed to replace the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with a Term SOFR-based interest rate in advance of the cessation of LIBOR, and make certain other conforming changes. All other material terms and conditions of the Credit Agreement were unchanged. Effective May 31, 2023, loans under the Revolving Credit Agreement bear interest at a rate of (a) Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.10 percent plus the relevant margin determined by reference to a ratings-based pricing grid (Applicable Margin), or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.00 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.00 percent for Term SOFR loans and 0.00 percent for base rate loans.
Also on May 31, 2023, the Company entered into a senior unsecured $600 million 3-year Term Loan Credit Agreement (Term Loan Agreement) with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Credit Agreement, as amended. The Term Loan Agreement provided for a single borrowing on any business day up to 90 days after May 31, 2023, and matures on the third anniversary of the funding date thereunder, June 14, 2023.
On June 14, 2023, we completed the acquisition of Ruth’s. We borrowed $600 million under the Term Loan Agreement to fund a portion of the approximately $715 million in consideration paid in connection with our acquisition of Ruth’s.
As of May 28, 2023, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 28, 2023, no such adjustments are made to this rate.
Through our shelf registration statement on file with the SEC, depending on conditions prevailing in the public capital markets, we may from time to time issue equity securities or unsecured debt securities in one or more series, which may consist of notes, debentures or other evidences of indebtedness in one or more offerings.

From time to time, we or our affiliates, may repurchase our outstanding debt in privately negotiated transactions, open-market transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

From time to time, we enter into interest rate derivative instruments to manage interest rate risk inherent in our operations. See Note 7 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
A summary of our contractual obligations and commercial commitments at May 28, 2023, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$1,471.7	$41.6	$83.2	$563.9	$783.0
Leases (2)	3,039.1	441.3	836.6	720.6	1,040.6
Purchase obligations (3)	697.7	654.7	41.1	1.9	—
Benefit obligations (4)	383.7	32.5	68.3	73.2	209.7
Unrecognized income tax benefits (5)	25.6	9.6	3.6	12.4	—
Total contractual obligations	$5,617.8	$1,179.7	$1,032.8	$1,372.0	$2,033.3

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$100.6	$100.6	$—	$—	$—
Guarantees (7)	82.0	28.5	35.9	13.3	4.3
Total commercial commitments	$182.6	$129.1	$35.9	$13.3	$4.3
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $8.8 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous items.
(4)Includes expected contributions associated with our supplemental defined benefit pension plan and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2033.
(5)Includes interest on unrecognized income tax benefits of $2.7 million, $1.8 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $85.3 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $15.2 million of surety bonds related to other payments.
(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster in fiscal 2015.

Our adjusted debt to adjusted total capital ratio was 62 percent and 61 percent as of May 28, 2023 and May 29, 2022, respectively. Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement. For fiscal 2023 and fiscal 2022, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $424.3 million and $409.8 million, respectively. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 28, 2023	May 29, 2022
CAPITAL STRUCTURE
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	939.1	939.1
Total debt	$939.1	$939.1
Stockholders’ equity	2,201.5	2,198.2
Total capital	$3,140.6	$3,137.3
CALCULATION OF ADJUSTED CAPITAL
Total debt	$939.1	$939.1
Lease-debt equivalent	2,545.8	2,459.0
Guarantees	82.0	101.0
Adjusted debt	$3,566.9	$3,499.1
Stockholders’ equity	2,201.5	2,198.2
Adjusted total capital	$5,768.4	$5,697.3
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	30%	30%
Adjusted debt to adjusted total capital ratio	62%	61%

Net cash flows provided by operating activities from continuing operations were $1.55 billion and $1.26 billion in fiscal 2023 and 2022, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $983.5 million in fiscal 2023 and $954.7 million in fiscal 2022. Net cash flows provided by operating activities from continuing operations increased in fiscal 2023 primarily due to changes in working capital and higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $568.4 million and $389.0 million in fiscal 2023 and 2022, respectively. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $564.9 million in fiscal 2023, compared to $376.9 million in fiscal 2022.
Net cash flows used in financing activities from continuing operations were $1.03 billion and $1.61 billion in fiscal 2023 and 2022, respectively. Net cash flows used in financing activities in fiscal 2023 included dividend payments of $589.8 million and share repurchases of $458.7 million, partially offset by proceeds from the exercise of employee stock options. Net cash flows used in financing activities in fiscal 2022 included dividend payments of $563.0 million and share repurchases of $1.07 billion, partially offset by proceeds from the exercise of employee stock options.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. We expect to contribute approximately $0.4 million to our supplemental defined benefit pension plan and approximately $1.6 million to our postretirement benefit plan during fiscal 2024.
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2024.

OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $997.7 million at May 28, 2023, compared with $1.18 billion at May 29, 2022. The decrease was primarily due to decreases in prepaid income taxes and cash and cash equivalents.
Our total current liabilities were $1.94 billion at May 28, 2023 and $1.85 billion at May 29, 2022. The increase was primarily due to increases in accounts payable and other current liabilities.
APPLICATION OF NEW ACCOUNTING STANDARDS

See Note 1 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report) for a discussion of recently issued accounting standards.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including fluctuations in interest rates, foreign currency exchange rates, compensation and commodity prices. To manage this exposure, we periodically enter into interest rate, foreign currency exchange instruments, equity forward and commodity derivative instruments for other than trading purposes. See Notes 1 and 7 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report).
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 28, 2023, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate debt interest rate exposures were approximately $75.0 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $79.7 million. The fair value of our long-term fixed-rate debt outstanding as of May 28, 2023, averaged $857.3 million, with a high of $893.7 million and a low of $798.0 million during fiscal 2023. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management has concluded that, as of May 28, 2023, the Company’s internal control over financial reporting was effective based on these criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 28, 2023 and May 29, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated July 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
July 21, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darden Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 28, 2023 and May 29, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2023 and May 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended May 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 4, and 10 to the consolidated financial statements, land, buildings and equipment, net and operating lease right-of-use assets were $7.1 billion as of May 28, 2023. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.

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
Orlando, Florida
July 21, 2023

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Sales	$10,487.8	$9,630.0	$7,196.1
Costs and expenses:
Food and beverage	3,355.9	2,943.6	2,072.1
Restaurant labor	3,346.3	3,108.8	2,286.3
Restaurant expenses	1,702.2	1,582.6	1,344.2
Marketing expenses	118.3	93.2	91.1
General and administrative expenses	386.1	373.2	396.2
Depreciation and amortization	387.8	368.4	350.9
Impairments and disposal of assets, net	(10.6)	(2.0)	6.6
Total operating costs and expenses	$9,286.0	$8,467.8	$6,547.4
Operating income	$1,201.8	$1,162.2	$648.7
Interest, net	81.3	68.7	63.5
Other (income) expense, net	—	—	8.7
Earnings before income taxes	$1,120.5	$1,093.5	$576.5
Income tax expense (benefit)	137.0	138.8	(55.9)
Earnings from continuing operations	$983.5	$954.7	$632.4
Losses from discontinued operations, net of tax benefit of $0.8, $0.2 and $3.2, respectively	(1.6)	(1.9)	(3.1)
Net earnings	$981.9	$952.8	$629.3
Basic net earnings per share:
Earnings from continuing operations	$8.07	$7.47	$4.85
Losses from discontinued operations	(0.01)	(0.01)	(0.02)
Net earnings	$8.06	$7.46	$4.83
Diluted net earnings per share:
Earnings from continuing operations	$8.00	$7.40	$4.80
Losses from discontinued operations	(0.01)	(0.01)	(0.03)
Net earnings	$7.99	$7.39	$4.77
Average number of common shares outstanding:
Basic	121.9	127.8	130.4
Diluted	122.9	129.0	131.8
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Net earnings	$981.9	$952.8	$629.3

Foreign currency adjustment	(0.3)	(0.4)	0.7
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $(1.5), $0.2 and $0.4, respectively	4.3	(8.3)	16.5
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.4, $0.9 and $1.5, respectively	1.1	2.6	4.6
Other comprehensive income (loss)	$5.1	$(6.1)	$21.8
Total comprehensive income	$987.0	$946.7	$651.1
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 28, 2023	May 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$367.8	$420.6
Receivables, net	80.2	72.0
Inventories	287.9	270.6
Prepaid income taxes	107.3	274.8
Prepaid expenses and other current assets	154.5	141.4
Total current assets	$997.7	$1,179.4
Land, buildings and equipment, net	3,725.1	3,356.0
Operating lease right-of-use assets	3,373.9	3,465.1
Goodwill	1,037.4	1,037.4
Trademarks	806.3	806.3
Other assets	301.1	291.6
Total assets	$10,241.5	$10,135.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426.2	$366.9
Accrued payroll	173.0	181.5
Accrued income taxes	7.8	32.1
Other accrued taxes	65.9	64.5
Unearned revenues	512.0	498.0
Other current liabilities	752.5	704.5
Total current liabilities	$1,937.4	$1,847.5
Long-term debt	884.9	901.0
Deferred income taxes	142.2	201.1
Operating lease liabilities - non-current	3,667.6	3,755.8
Other liabilities	1,407.9	1,232.2
Total liabilities	$8,040.0	$7,937.6
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 121.1 and 123.9 shares, respectively; outstanding 121.1 and 123.9 shares, respectively	2,230.8	2,226.0
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings (deficit)	(32.5)	(25.9)
Accumulated other comprehensive income (loss)	3.2	(1.9)
Total stockholders’ equity	$2,201.5	$2,198.2
Total liabilities and stockholders’ equity	$10,241.5	$10,135.8

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at May 31, 2020	129.9	$2,205.3	$143.5	$(17.6)	$2,331.2
Net earnings	—	—	629.3	—	629.3
Other comprehensive income	—	—	—	21.8	21.8
Dividends declared ($1.55 per share)	—	—	(203.9)	—	(203.9)
Stock option exercises	0.7	36.6	—	—	36.6
Stock-based compensation	—	39.8	—	—	39.8
Repurchases of common stock	(0.4)	(6.3)	(39.1)	—	(45.4)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.6	9.6	—	—	9.6
Other	—	1.6	(7.5)	—	(5.9)
Balances at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	952.8	—	952.8
Other comprehensive income	—	—	—	(6.1)	(6.1)
Dividends declared ($4.40 per share)	—	—	(565.4)	—	(565.4)
Stock option exercises	0.5	29.7	—	—	29.7
Stock-based compensation	—	33.6	—	—	33.6
Repurchases of common stock	(7.6)	(135.7)	(935.6)	—	(1,071.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	10.5	—	—	10.5
Other	0.1	1.3	—	—	1.3
Balances at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	981.9	—	981.9
Other comprehensive income	—	—	—	5.1	5.1
Dividends declared ($4.84 per share)	—	—	(594.1)	—	(594.1)
Stock option exercises	0.4	24.2	—	—	24.2
Stock-based compensation	—	32.7	—	—	32.7
Repurchases of common stock	(3.5)	(64.3)	(394.4)	—	(458.7)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.2	—	—	11.2
Other	—	1.0	—	—	1.0
Balances at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Cash flows - operating activities
Net earnings	$981.9	$952.8	$629.3
Losses from discontinued operations, net of tax	1.6	1.9	3.1
Adjustments to reconcile net earnings (loss) from continuing operations to cash flows:
Depreciation and amortization	387.8	368.4	350.9
Impairments and disposal of assets, net	(10.6)	(2.0)	6.6
Stock-based compensation expense	67.5	60.5	72.4
Change in current assets and liabilities	175.7	(96.7)	(25.9)
Contributions to pension and postretirement plans	(2.1)	(2.2)	(1.8)
Deferred income taxes	(59.5)	(23.7)	169.2
Change in other assets and liabilities	9.0	(7.4)	23.0
Other, net	1.5	13.0	(33.3)
Net cash provided by operating activities of continuing operations	$1,552.8	$1,264.6	$1,193.5
Cash flows - investing activities
Purchases of land, buildings and equipment	(564.9)	(376.9)	(254.9)
Proceeds from disposal of land, buildings and equipment	25.4	10.1	5.4
Purchases of capitalized software and other assets	(29.4)	(25.6)	(15.4)
Other, net	0.5	3.4	1.2
Net cash used in investing activities of continuing operations	$(568.4)	$(389.0)	$(263.7)
Cash flows - financing activities
Net proceeds from issuance of common stock	35.4	40.2	46.2
Dividends paid	(589.8)	(563.0)	(202.6)
Repurchases of common stock	(458.7)	(1,071.3)	(45.4)
Repayments of short-term debt	(427.0)	—	(270.0)
Proceeds from issuance of short-term debt	427.0	—	—
Principal payments on finance leases	(19.8)	(12.9)	(7.1)
Other, net	(0.2)	(2.7)	—
Net cash used in financing activities of continuing operations	$(1,033.1)	$(1,609.7)	$(478.9)
Cash flows - discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(7.2)	(8.5)	0.5
Net cash provided by (used in) discontinued operations	$(7.2)	$(8.5)	$0.5
(Decrease) increase in cash and cash equivalents	(55.9)	(742.6)	451.4
Cash and cash equivalents - beginning of year	472.1	1,214.7	763.3
Cash and cash equivalents - end of year	$416.2	$472.1	$1,214.7

Reconciliation of cash, cash equivalents, and restricted cash:	May 28, 2023	May 29, 2022	May 30, 2021
Cash and cash equivalents	$367.8	$420.6	$1,214.7
Restricted cash included in prepaid and other current assets	48.4	51.5	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$416.2	$472.1	$1,214.7

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Cash flows from changes in current assets and liabilities
Receivables, net	$(8.2)	$(3.9)	$(18.4)
Inventories	(17.3)	(79.8)	16.1
Prepaid expenses and other current assets	(24.5)	(22.6)	3.1
Accounts payable	40.9	43.2	48.9
Accrued payroll	(8.4)	4.1	27.4
Prepaid/accrued income taxes	143.3	58.5	(289.1)
Other accrued taxes	1.3	4.1	17.1
Unearned revenues	14.0	23.8	6.2
Other current liabilities	34.6	(124.1)	162.8
Change in current assets and liabilities	$175.7	$(96.7)	$(25.9)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us and 34 franchised restaurants. We also have 35 franchised restaurants in operation located in Latin America, the Caribbean, Asia, and the Middle East. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 14, 2023, we completed our acquisition of Ruth’s Hospitality Group, Inc., a Delaware corporation (Ruth’s), for $21.50 per share in cash. Ruth’s is the owner, operator and franchisor of Ruth’s Chris Steak House restaurants. As the acquisition was subsequent to our fiscal year ended on May 28, 2023, there was no impact to our financial statements or operations for fiscal year 2023. The accompanying consolidated financial statements do not include any results of Ruth’s Chris Steak House.
For fiscal 2023, 2022 and 2021, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented.

COVID-19 Pandemic and Other Impacts to our Operating Environment
During fiscal 2022, increases in the number of cases of COVID-19 throughout the United States including the Omicron variant which significantly impacted our restaurants in the third quarter, subjected some of our restaurants to COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation on wages and other cost of goods sold; these events further impacted the availability of team members needed to staff our restaurants and caused additional disruptions in our product supply chain.

The ongoing efforts to recover from the effects of the COVID-19 pandemic and its variants, along with other geopolitical and macroeconomic events, could impact our restaurants through wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain that impact our restaurants’ ability to obtain the products needed to support their operations.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2023, which ended May 28, 2023, consisted of 52 weeks. Fiscal 2022, which ended May 29, 2022, consisted of 52 weeks and fiscal 2021, which ended May 30, 2021, consisted of 52 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of cash and cash equivalents are as follows:

(in millions)	May 28, 2023	May 29, 2022
Short-term investments	$185.6	$246.0
Credit card receivables	142.3	133.1
Depository accounts	39.9	41.5
Total cash and cash equivalents	$367.8	$420.6
As of May 28, 2023, and May 29, 2022, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents. We had restricted cash of $48.4 million and $51.5 million as of May 28, 2023 and May 29, 2022, respectively, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 15, Commitments and Contingencies.
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
Land, Buildings and Equipment, Net
Land, buildings and equipment are recorded at cost less accumulated depreciation. Building components are depreciated over estimated useful lives ranging from 3 to 30 years using the straight-line method. Leasehold improvements, which are reflected on our consolidated balance sheets as a component of buildings in land, buildings and equipment, net, are amortized over the lesser of the expected lease term or the estimated useful lives of the related assets using the straight-line method. Equipment is depreciated over estimated useful lives ranging from 2 to 20 years also using the straight-line method. See Note 4 for additional information. Gains and losses on the disposal of land, buildings and equipment are included in impairments and disposal of assets, net, while the write-off of net book value associated with the replacement of equipment in the normal course of business is recorded as a component of restaurant expenses in our accompanying consolidated statements of earnings. Depreciation and amortization expense from continuing operations associated with buildings and equipment and losses on replacement of equipment were as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Depreciation and amortization on buildings and equipment	$367.4	$346.7	$323.5
Losses on replacement of equipment	2.2	2.1	2.6

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 1 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 28, 2023	May 29, 2022
Capitalized software	$263.8	$250.2
Accumulated amortization	(196.8)	(190.7)
Capitalized software, net of accumulated amortization	$67.0	$59.5

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

(in millions)	May 28, 2023	May 29, 2022
Definite-lived intangible assets	$23.8	$23.8
Accumulated amortization	(12.5)	(10.5)
Definite-lived intangible assets, net of accumulated amortization	$11.3	$13.3

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	1.8	1.5
Definite-lived intangible liabilities, net of accumulated amortization	$(1.2)	$(1.5)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Amortization expense - capitalized software	$18.6	$19.7	$25.4
Amortization expense - other definite-lived intangibles	1.8	2.0	2.0
Based on the net book values of our definite-lived intangible assets and liabilities at May 28, 2023, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $22.9 million annually for fiscal 2024 through 2028.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.4	147.4
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,037.4	$1,037.4	$806.3	$806.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have nine reporting units, six of which have goodwill and seven of which have trademarks. Goodwill and trademarks are not subject to amortization and goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

We estimate the fair value of each reporting unit using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). A market approach estimates fair value by applying sales or cash flow multiples to the reporting unit’s operating performance. The multiples are derived from observable market data of comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The income approach uses a reporting unit’s projection of estimated operating cash flows which are based on a combination of historical and current trends, organic growth expectations, and residual growth rate assumptions. These cash flows are discounted using a weighted-average cost of capital (WACC) that reflects current market conditions. We recognize a goodwill impairment loss when the fair value of the reporting unit is less than its carrying value.

We estimate the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from the reporting unit’s projection of estimated operating cash flows; assumed royalty rates that could be payable if we did not own the trademarks; and a discount rate based on an adjusted estimated WACC for each business unit. We recognize an impairment loss when the estimated fair value of the trademark is less than its carrying value.

We performed our annual impairment test of our goodwill and trademarks as of February 27, 2023 which was the first day of our fiscal 2023 fourth quarter. As of February 27, 2023, no impairment of goodwill or trademarks was indicated based on our testing.
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
We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. See Note 3 for additional information. For restaurants operated under non-cancellable leases, on the date we commit to a plan to either abandon the related right-of-use (ROU) asset or sublease the underlying asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on the requirements in FASB ASC Topic 842, Leases.
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
Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. We use financial and commodities derivatives to manage interest rate, compensation and commodities pricing risks inherent in our business operations. Our use of derivative instruments is currently limited to interest rate hedges, equity forward contracts and commodity swaps. These instruments are generally structured as hedges of the variability of cash flows related to forecasted transactions (cash flow hedges). However, we do at times enter into instruments designated as fair value hedges to reduce our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
exposure to changes in fair value of the related hedged item. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows or fair value of the derivative are not expected to offset changes in cash flows or fair value of the hedged item. However, we have entered into equity forwards to economically hedge changes in the fair value of employee investments in our non-qualified deferred compensation plan. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 28, 2023	May 29, 2022	May 30, 2021
Earnings from continuing operations	$983.5	$954.7	$632.4
Losses from discontinued operations	(1.6)	(1.9)	(3.1)
Net earnings	$981.9	$952.8	$629.3
Weighted average common shares outstanding – Basic	121.9	127.8	130.4
Effect of dilutive stock-based compensation	1.0	1.2	1.4
Weighted average common shares outstanding – Diluted	122.9	129.0	131.8
Basic net earnings per share:
Earnings from continuing operations	$8.07	$7.47	$4.85
Losses from discontinued operations	(0.01)	(0.01)	(0.02)
Net earnings	$8.06	$7.46	$4.83
Diluted net earnings per share:
Earnings from continuing operations	$8.00	$7.40	$4.80
Losses from discontinued operations	(0.01)	(0.01)	(0.03)
Net earnings	$7.99	$7.39	$4.77
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Anti-dilutive stock-based compensation awards	0.3	0.1	0.7
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $4.5 million and $4.8 million at May 28, 2023 and May 29, 2022, respectively. Net gains (losses) from foreign currency transactions recognized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
our consolidated statements of earnings were $0.0 million, $0.0 million and $0.6 million for fiscal 2023, 2022 and 2021, respectively.
Recently Adopted Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2023. The adoption did not have a material impact on our financial statements.
NOTE 2 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 28, 2023	May 29, 2022
Unearned revenues
Deferred gift card revenue	$537.0	$521.1
Deferred gift card discounts	(25.5)	(23.5)
Other	0.5	0.4
Total	$512.0	$498.0

Other liabilities
Deferred franchise fees - non-current	$2.7	$2.8
The following table presents a rollforward of deferred gift card revenue:

	Twelve Months Ended
(in millions)	May 28, 2023	May 29, 2022
Beginning balance	$521.1	$494.3
Activations	701.3	673.3
Redemptions and breakage	(685.4)	(646.5)
Ending balance	$537.0	$521.1
NOTE 3 –IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Restaurant impairments	$2.4	$6.8	$5.3
Disposal (gains) losses	(15.1)	(4.8)	(2.1)
Other	2.1	(4.0)	3.4
Impairments and disposal of assets, net	$(10.6)	$(2.0)	$6.6
Restaurant impairments for fiscal 2023 were primarily related to (i) one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and (ii) four restaurant closures. Restaurant impairments for fiscal 2022 were primarily related to one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and two underperforming restaurants that were permanently closed during 2022. Restaurant impairments for fiscal 2021 were primarily related to four underperforming restaurants.

Disposal gains for fiscal 2023, 2022 and 2021 are primarily related to sale of properties, sale-leasebacks, disposal of closed locations, and the sale of liquor licenses.
Other impacts for fiscal 2023 were primarily related to cancelled projects. Other impacts for fiscal 2022 were primarily related to the termination of lease liabilities in excess of the related right-of-use assets. Other impairment charges for fiscal 2021 were primarily related to software and lease right-of-use asset impairments.
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
NOTE 4 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 28, 2023	May 29, 2022
Land	$134.0	$126.2
Buildings	3,655.5	3,389.3
Equipment	2,094.5	1,916.9
Assets under finance leases	1,062.4	908.5
Construction in progress	200.7	156.0
Total land, buildings and equipment	$7,147.1	$6,496.9
Less accumulated depreciation and amortization	(3,317.7)	(3,070.5)
Less amortization associated with assets under finance leases	(104.3)	(70.4)
Land, buildings and equipment, net	$3,725.1	$3,356.0

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

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). Non-cash lease-related expenses from our operating segments are allocated to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. For fiscal 2023, 2022, and 2021, restaurant and marketing expenses included approximately $0.2 million, $9.0 million, and $28.9 million, respectively, of costs net of retention credits associated with the CARES Act, related to special team member and manager bonuses as well as emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 28, 2023 and for the year ended
Sales	$4,877.8	$2,612.3	$830.8	$2,166.9	$—	$10,487.8
Restaurant and marketing expenses	3,852.0	2,181.4	672.3	1,866.3	(49.3)	8,522.7
Segment profit	$1,025.8	$430.9	$158.5	$300.6	$49.3	$1,965.1

Depreciation and amortization	$146.5	$67.7	$35.6	$96.8	$41.2	$387.8
Impairments and disposal of assets, net	—	(3.3)	—	—	(7.3)	(10.6)
Segment assets	2,835.5	1,978.3	1,345.4	2,968.9	1,113.4	10,241.5
Purchases of land, buildings and equipment	252.5	114.0	57.2	119.6	21.6	564.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 29, 2022 and for the year ended
Sales	$4,503.9	$2,374.3	$776.2	$1,975.6	$—	$9,630.0
Restaurant and marketing expenses	3,510.2	1,955.9	611.2	1,675.4	(24.5)	7,728.2
Segment profit	$993.7	$418.4	$165.0	$300.2	$24.5	$1,901.8

Depreciation and amortization	$141.0	$64.7	$33.7	$98.1	$30.9	$368.4
Impairments and disposal of assets, net	4.9	0.1	—	1.6	(8.6)	(2.0)
Segment assets	2,718.0	1,911.0	1,300.0	2,922.9	1,283.9	10,135.8
Purchases of land, buildings and equipment	154.5	91.0	42.2	86.8	2.4	376.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 30, 2021 and for the year ended
Sales	$3,593.4	$1,810.4	$443.2	$1,349.1	$—	$7,196.1
Restaurant and marketing expenses	2,760.5	1,486.9	363.0	1,156.1	27.2	5,793.7
Segment profit	$832.9	$323.5	$80.2	$193.0	$(27.2)	$1,402.4

Depreciation and amortization	$142.1	$65.9	$30.9	$97.6	$14.4	$350.9
Impairments and disposal of assets, net	0.1	0.3	—	3.9	2.3	6.6
Purchases of land, buildings and equipment	106.5	43.4	39.6	62.1	3.3	254.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Segment profit	$1,965.1	$1,901.8	$1,402.4
Less general and administrative expenses	(386.1)	(373.2)	(396.2)
Less depreciation and amortization	(387.8)	(368.4)	(350.9)
Less impairments and disposal of assets, net	10.6	2.0	(6.6)
Less interest, net	(81.3)	(68.7)	(63.5)
Less other (income) expense, net	—	—	(8.7)
Earnings before income taxes	$1,120.5	$1,093.5	$576.5

NOTE 6 - DEBT
The components of long-term debt are as follows:

(in millions)	May 28, 2023	May 29, 2022
3.850% senior notes due May 2027	$500.0	$500.0
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$939.1	$939.1
Fair value hedge	(45.4)	(28.0)
Less unamortized discount and issuance costs	(8.8)	(10.1)
Total long-term debt less unamortized discount and issuance costs	$884.9	$901.0

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 28, 2023, and thereafter are as follows:

(in millions)
Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Debt repayments	$—	$—	$—	$500.0	$—	$439.1
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. The Revolving Credit Agreement replaced our prior $750.0 million revolving credit agreement, dated as of October 27, 2017 and amended as of March 25, 2020. As of May 28, 2023, we had no outstanding balances.

The Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes. During fiscal year 2023, loans under the Revolving Credit Agreement bore interest at a rate of LIBOR plus a margin determined by reference to a ratings-based pricing grid (Applicable Margin), or the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Eurodollar Rate plus 1.000 percent) plus the Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement would have been 1.000 percent for LIBOR loans and 0.000 percent for base rate loans.

Subsequent to the end of fiscal year 2023, effective May 31, 2023, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the terms of the amendment, the Company, the administrative agent and the lenders have agreed to replace the LIBOR-based interest rate applicable to borrowings under the Credit Agreement with a Term SOFR-based interest rate in advance of the cessation of LIBOR, and make certain other conforming changes. All other material terms and conditions of the Credit Agreement were unchanged. Effective May 31, 2023, loans under the Revolving Credit Agreement bear interest at a rate of (a)Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.10 percent plus the relevant margin determined by reference to a ratings-based pricing grid (Applicable Margin), or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.00 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement will be 1.00 percent for Term SOFR loans and 0.000 percent for base rate loans.

Also subsequent to the end of fiscal year 2023, on May 31, 2023, the Company entered into a senior unsecured $600 million 3-year Term Loan Credit Agreement (Term Loan Agreement) with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Credit Agreement, as amended. The Term Loan Agreement provided for a single borrowing on any business day up to 90 days after May 31, 2023, and matures on the third anniversary of the funding date thereunder, June 14, 2023. We borrowed $600 million under the Term Loan Agreement to fund a portion of the consideration paid in connection with the acquisition of Ruth’s.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 28, 2023, no such adjustments are made to this rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 28, 2023			May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022
Equity Forwards
Designated	0.2	$125.80	$29.8	$2.2	$—		$0.1
Not designated	0.5	$124.96	$67.4	5.1	—	—	0.2
Total equity forwards (2)				$7.3	$—	$—	$0.3
Commodity contracts
Designated	N/A	N/A	$27.0		$0.6	$5.6	$—
Not designated	N/A	N/A	$—	—	—	—	—
Total commodity contracts (3)				$—	$0.6	$5.6	$—
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$45.4	$28.0
Not designated	N/A	N/A		$—	$—	$—	$—
Total interest rate related				$—	$—	$45.4	$28.0
Total derivative contracts				$7.3	$0.6	$51.0	$28.3
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2026 and April 2027, respectively.
(3)Commodity contracts extend through June 2024.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021	May 28, 2023	May 29, 2022	May 30, 2021
Equity (1)	$8.0	$(7.9)	$16.9	$(0.8)	$0.8	$1.6
Commodity (2)	(9.2)	2.4	0.8	(3.1)	1.9	(0.7)
Interest rate (3)	—	—	—	(0.1)	(0.1)	(0.1)
Total	$(1.2)	$(5.5)	$17.7	$(4.0)	$2.6	$0.8
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021	May 28, 2023	May 29, 2022	May 30, 2021
Interest rate (1)(2)	$(17.4)	$(27.8)	$(0.2)	$17.4	$27.8	$0.2

(1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 28, 2023	May 29, 2022	May 30, 2021
Food and beverage costs and restaurant expenses	$—	$—	$0.1
General and administrative expenses	18.3	(3.6)	32.7
Total	$18.3	$(3.6)	$32.8
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 28, 2023, we expect to reclassify $5.4 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 8 – FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 28, 2023 and May 29, 2022:

Items Measured at Fair Value at May 28, 2023
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(5.6)	$—	$(5.6)	$—
Equity forwards	(2)	7.3	—	7.3	—
Interest rate swaps	(3)	(45.4)	—	(45.4)	—
Total		$(43.7)	$—	$(43.7)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 29, 2022
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$0.6	$—	$0.6	$—
Equity forwards	(2)	(0.3)	—	(0.3)	—
Interest rate swaps	(3)	(28.0)	—	(28.0)	—
Total		$(27.7)	$—	$(27.7)	$—
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

The carrying value and fair value of long-term debt, as of May 28, 2023, was $884.9 million and $857.0 million, respectively. The carrying value and fair value of long-term debt as of May 29, 2022, was $901.0 million and $896.9 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 28, 2023 and May 29, 2022, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 28, 2023, long-lived assets held and used with a carrying amount of $10.0 million, primarily related to one underperforming restaurant, were determined to have a fair value of $8.4 million resulting in an impairment charge of $1.6 million. As of May 29, 2022, long-lived assets held and used with a carrying amount of $4.9 million, primarily related to one underperforming restaurant, were determined to have a fair value of $0.9 million resulting in an impairment charge of $4.0 million.

NOTE 9 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 28, 2023 were purchased as part of our repurchase program authorized by our Board of Directors. On June 22, 2022, our Board of Directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our outstanding common stock. This repurchase program does not have an expiration and replaces the existing share repurchase authorization.
Share Retirements
As of May 28, 2023, of the 207.7 million cumulative shares repurchased under the current and previous authorizations, 196.4 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 30, 2021	$5.2	$7.9	$(8.9)	$4.2
Gain (loss)	(0.4)	(6.1)	2.4	(4.1)
Reclassification realized in net earnings	—	(2.2)	0.2	(2.0)
Balances at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	(0.3)	1.1	0.7	1.5
Reclassification realized in net earnings	—	3.2	0.4	3.6
Balances at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 28, 2023	May 29, 2022
Derivatives
Commodity contracts	(1)	$(3.1)	$1.9
Equity contracts	(2)	(0.8)	0.8
Interest rate contracts	(3)	(0.1)	(0.1)
	Total before tax	$(4.0)	$2.6
	Tax benefit (expense)	0.8	(0.4)
	Net of tax	$(3.2)	$2.2

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 28, 2023	May 29, 2022
Benefit plan funding position
Pension/postretirement plans- actuarial losses	(4)	$(0.1)	$(0.5)
Recognized net actuarial gain - other plans	(5)	(0.7)	(0.6)
	Total before tax	$(0.8)	$(1.1)
	Tax benefit (expense)	0.4	0.9
	Net of tax	$(0.4)	$(0.2)

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
(5)Included in the computation of net periodic benefit costs - other plans, which is a component of restaurant labor, and general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 – LEASES

The components of lease expense for continuing operations in the consolidated statements of earnings for the fiscal years ended May 28, 2023 and May 29, 2022 are as follows:

(in millions)	May 28, 2023	May 29, 2022
Operating lease expense	$377.9	$372.0
Finance lease expense
Amortization of leased assets	41.2	29.6
Interest on lease liabilities	44.3	32.3
Variable lease expense	22.6	17.0
Total lease expense	$486.0	$450.9

The components of lease assets and liabilities on the consolidated balance sheet as of May 28, 2023 and May 29, 2022 are as follows:

(in millions)	Balance Sheet Classification	May 28, 2023	May 29, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,373.9	$3,465.1
Finance lease right-of-use assets	Land, buildings and equipment, net	958.1	838.1
Total lease assets, net		$4,332.0	$4,303.2

Operating lease liabilities - current	Other current liabilities	$182.5	$185.8
Finance lease liabilities - current	Other current liabilities	13.5	16.6
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,667.6	3,755.8
Finance lease liabilities - non-current	Other liabilities	1,172.6	1,018.6
Total lease liabilities		$5,036.2	$4,976.8

Supplemental cash flow information related to leases for the fiscal years ended May 28, 2023 and May 29, 2022:

(in millions)	May 28, 2023	May 29, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$367.6	$374.6
Operating cash flows from finance leases	44.3	32.3
Financing cash flows from finance leases	19.8	12.9
Right-of-use assets obtained in exchange for new operating lease liabilities	131.5	26.0
Right-of-use assets obtained in exchange for new finance lease liabilities	75.1	187.8
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	86.3	171.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average remaining lease terms and discount rates as of May 28, 2023 and May 29, 2022 are as follows:

(in millions)	May 28, 2023	May 29, 2022
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.2	15.4
Finance leases	22.5	22.6
Weighted-Average Discount Rate (1)
Operating leases	4.3%	4.2%
Finance leases	4.2%	3.9%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of May 28, 2023 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2024	378.7	72.7
2025	385.8	74.3
2026	388.9	76.1
2027	392.3	77.5
2028	383.3	79.0
Thereafter	3,534.5	1,527.2
Total future lease commitments (1)	$5,463.5	$1,906.8
Less imputed interest	(1,613.4)	(720.7)
Present value of lease liabilities (2)	$3,850.1	$1,186.1
(1)Of the $5,463.5 million of total future operating lease commitments and $1,906.8 million of total future finance lease commitments, $2,376.5 million and $662.6 million, respectively, are non-cancelable.
(2)Excludes approximately $107.6 million of net present value of lease payments related to 25 real estate leases signed, but not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:
Balance Sheets

(in millions)	May 28, 2023	May 29, 2022
Receivables, net
Gift card sales	$40.9	$39.5
Miscellaneous	39.6	32.8
Allowance for doubtful accounts	(0.3)	(0.3)
Total	$80.2	$72.0

Other Current Liabilities
Non-qualified deferred compensation plan	$252.4	$249.5
Sales and other taxes	96.8	80.4
Insurance-related	42.1	42.5
Employee benefits	42.5	36.5
Accrued interest	16.0	12.2
Lease liabilities - current	196.0	202.5
Miscellaneous	106.7	80.9
Total	$752.5	$704.5

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Interest, net
Interest expense	$50.2	$40.9	$47.5
Imputed interest on finance leases	44.3	32.3	20.9
Capitalized interest	(5.4)	(2.6)	(3.2)
Interest income	(7.8)	(1.9)	(1.7)
Total	$81.3	$68.7	$63.5

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$82.4	$65.0	$62.5
Income taxes, net of refunds	$47.4	$102.6	$62.5
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$66.7	$48.2	$29.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 - INCOME TAXES
Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Earnings from continuing operations	$137.0	$138.8	$(55.9)
Loss from discontinued operations	(0.8)	(0.2)	(3.2)
Total consolidated income tax expense (benefit)	$136.2	$138.6	$(59.1)

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Earnings from continuing operations before income taxes:
U.S.	$1,117.3	$1,089.5	$575.1
Foreign	3.2	4.0	1.4
Earnings from continuing operations before income taxes	$1,120.5	$1,093.5	$576.5
Income taxes:
Current:
Federal	$165.9	$90.7	$(226.9)
State and local	25.6	72.7	5.3
Foreign	1.6	1.4	(0.2)
Total current	$193.1	$164.8	$(221.8)
Deferred (principally U.S.):
Federal	$(69.2)	$10.3	$151.9
State and local	13.1	(36.3)	14.0
Total deferred	$(56.1)	$(26.0)	$165.9
Total income tax expense (benefit)	$137.0	$138.8	$(55.9)

The effective income tax rates for fiscal 2023 and 2022 for continuing operations were 12.2 percent and 12.7 percent, respectively. During fiscal 2023, we had income tax expense of $137.0 million on earnings before income tax of $1.12 billion compared to income tax expense of $138.8 million on earnings before income taxes of $1.09 billion in fiscal 2022. This change was primarily driven by the impact of federal tax credits.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income. The IRA excise tax and the CAMT are immaterial to our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	3.1	2.5	2.7
Benefit of federal income tax credits	(10.4)	(9.8)	(11.1)
Stock-based compensation tax benefit	(0.9)	(0.9)	(1.9)
Federal net operating loss	—	—	(20.6)
Other, net	(0.6)	(0.1)	0.2
Effective income tax rate	12.2%	12.7%	(9.7)%

As of May 28, 2023, we had estimated current prepaid state and federal income taxes of $12.8 million and $94.5 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state and federal income taxes payable of $4.2 million and $3.6 million, respectively, which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 28, 2023, we had unrecognized tax benefits of $23.0 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 28, 2023, is $7.8 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $7.8 million, $5.7 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 29, 2022	$22.2
Additions related to current-year tax positions	5.2
Reductions related to prior-year tax positions	—
Net reductions due to settlements with taxing authorities	(1.9)
Reductions to tax positions due to statute expiration	(2.5)
Balances at May 28, 2023	$23.0
Interest included in income tax expense in our consolidated statements of earnings is as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Interest recorded on unrecognized tax benefits	$2.2	$1.3	$0.7
Interest recorded on income tax receivables	$(6.8)	$(3.1)	$—
Total (Benefit) Expense	$(4.6)	$(1.8)	$0.7

At May 28, 2023, we had $2.7 million accrued for the payment of interest associated with unrecognized tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2022, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 28, 2023	May 29, 2022
Accrued liabilities	$117.2	$80.0
Compensation and employee benefits	122.8	123.6
Lease liabilities	1,248.5	1,227.3
Net operating loss, credit and charitable contribution carryforwards	77.5	121.0
Other	4.3	6.3
Gross deferred tax assets	$1,570.3	$1,558.2
Valuation allowance	(21.1)	(20.8)
Deferred tax assets, net of valuation allowance	$1,549.2	$1,537.4
Trademarks and other acquisition related intangibles	(184.2)	(178.7)
Buildings and equipment	(337.7)	(402.1)
Capitalized software and other assets	(26.0)	(23.5)
Lease assets	(1,129.5)	(1,120.4)
Other	(14.0)	(13.8)
Gross deferred tax liabilities	$(1,691.4)	$(1,738.5)
Net deferred tax liabilities	$(142.2)	$(201.1)

We have deferred tax assets of $33.2 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2024 and fiscal 2042. We have deferred tax assets of $12.9 million of federal and $47.7 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2024 and fiscal 2043.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 28, 2023.
NOTE 13 - RETIREMENT PLANS
Defined Benefit Plans and Postretirement Benefit Plan

We sponsor a non-contributory postretirement benefit plan that provides health care benefits to certain eligible salaried retirees as a subsidy credit to a health care reimbursement account. This benefit is not impacted by future changes in health care cost trend rates.

We also sponsor a supplemental defined benefit pension plan, which is an unfunded nonqualified plan separate from our terminated primary pension plan which was settled in fiscal 2020. The supplemental plan is frozen and therefore no longer accruing benefits for participants.

Fundings related to the defined benefit pension plans and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Defined benefit pension plans funding	$0.4	$0.4	$0.4
Postretirement benefit plan funding	1.7	1.8	1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We expect to contribute approximately $0.4 million to our remaining defined benefit pension plan and approximately $1.6 million to our postretirement benefit plan during fiscal 2024.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax.
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 28, 2023 and May 29, 2022:

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022
Change in Benefit Obligation:
Benefit obligation at beginning of period	$4.1	$4.8	$18.0	$22.4
Interest cost	0.1	0.1	0.7	0.4
Benefits paid	(0.5)	(0.4)	(1.7)	(1.8)
Actuarial (gain) loss	—	(0.4)	(1.6)	(3.0)
Benefit obligation at end of period	$3.7	$4.1	$15.4	$18.0

Change in Plan Assets:
Fair value at beginning of period	$—	$—	$—	$—
Employer contributions	0.4	0.4	1.7	1.8
Benefits paid	(0.4)	(0.4)	(1.7)	(1.8)
Fair value at end of period	$—	$—	$—	$—

Unfunded status at end of period	$(3.7)	$(4.1)	$(15.4)	$(18.0)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plans		Postretirement Benefit Plan
(in millions)	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022
Components of the Consolidated Balance Sheets:
Current liabilities	$0.4	$—	$1.6	$1.9
Noncurrent liabilities	3.3	4.0	13.8	16.1
Net amounts recognized	$3.7	$4.0	$15.4	$18.0
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Net actuarial gain (loss)	(1.1)	(1.2)	—	(1.2)
Net amounts recognized	$(1.1)	$(1.2)	$—	$(1.2)

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plans:

(in millions)	May 28, 2023	May 29, 2022
Accumulated benefit obligation for all defined benefit plans	$3.7	$4.0
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	3.7	4.0
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	3.7	4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plans		Postretirement Benefit Plan
	May 28, 2023	May 29, 2022	May 28, 2023	May 29, 2022
Weighted-average assumptions used to determine benefit obligations (1)
Discount rate	4.87%	4.32%	5.07%	4.51%
Weighted-average assumptions used to determine net expense (2)
Discount rate	4.32%	2.46%	4.51%	2.86%
(1)Determined as of the end of fiscal year.
(2)Determined as of the beginning of fiscal year.
We set the discount rate assumption annually for each of the plans at their valuation dates to reflect the yield of high-quality fixed-income debt instruments, with lives that approximate the maturity of the plan benefits. Additionally, for our mortality assumption as of fiscal year end, we selected the most recent Pri-2012 mortality tables and MP-2021 mortality improvement scale to measure the benefit obligations.
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plans			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021	May 28, 2023	May 29, 2022	May 30, 2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.1	0.1	0.1	0.7	0.4	0.6
Amortization of unrecognized prior service cost	—	—	—	—	—	(0.3)
Recognized net actuarial loss	0.1	0.1	0.1	—	0.4	1.9
Net pension and postretirement cost (benefit)	$0.2	$0.2	$0.2	$0.7	$0.8	$2.2

The amortization of the net actuarial loss component of our fiscal 2024 net periodic benefit cost for the remaining defined benefit plan and postretirement benefit plan is expected to be approximately $0.1 million and $0.0 million, respectively.

The following benefit payments are expected to be paid between fiscal 2024 and fiscal 2033:

(in millions)	Defined Benefit Plan	Postretirement Benefit Plan
2024	$0.4	$1.6
2025	0.4	1.6
2026	0.4	1.5
2027	0.4	1.4
2028	0.4	1.3
2029-2033	1.6	5.4

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 18 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $1.2 billion at May 28, 2023, and $1.1 billion at May 29, 2022. Expense recognized in fiscal 2023, 2022 and 2021 was $37.7 million, $49.0 million and $14.4 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $252.4 million and $249.5 million at May 28, 2023 and May 29, 2022, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.

NOTE 14 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. As of May 28, 2023, approximately 0.1 million shares may be issued under outstanding awards that were granted under the Prior Plans and may still vest and be exercised in accordance with their terms.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Stock options	$6.3	$6.6	$8.6
Restricted stock units	7.4	7.5	9.5
Darden stock units	34.8	26.9	32.6
Equity-settled performance-based restricted stock units	14.3	15.3	17.9
Employee stock purchase plan	2.8	2.7	2.5
Director compensation program/other	1.9	1.5	1.3
Total	$67.5	$60.5	$72.4
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 28, 2023	May 29, 2022	May 30, 2021
Income tax benefits	$6.5	$11.9	$14.0

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Weighted-average fair value	$36.20	$41.02	$20.07
Dividend yield	3.8%	3.2%	3.0%
Expected volatility of stock	42.0%	39.6%	37.3%
Risk-free interest rate	2.8%	0.9%	0.4%
Expected option life (in years)	5.9	6.3	6.4
Weighted-average exercise price per share	$121.47	$148.20	$78.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our stock option activity as of and for the year ended May 28, 2023:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	1.81	$89.97	5.75	$68.8
Options granted	0.18	121.47
Options exercised	(0.37)	65.18
Options canceled	—	—
Outstanding end of period	1.62	$99.04	5.79	$100.6
Exercisable	0.91	$89.40	4.29	$64.9

The total intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $29.7 million, $41.5 million and $57.3 million, respectively. Cash received from option exercises during fiscal 2023, 2022 and 2021 was $24.2 million, $29.7 million and $36.6 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 28, 2023, there was $4.8 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options that vested during fiscal 2023 was $6.3 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and are amortized over their service periods which generally range from one to three years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which time employees receive unrestricted shares of Darden stock.
The following table presents a summary of our RSU activity as of and for the fiscal year ended May 28, 2023:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.25	$107.00
Shares granted	0.08	127.39
Shares vested	(0.05)	122.80
Shares canceled	—	—
Outstanding end of period	0.28	$109.70

As of May 28, 2023, there was $6.7 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs that vested during fiscal 2023, 2022 and 2021 was $6.6 million, $7.0 million and $10.6 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 28, 2023:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.82	$126.04
Units granted	0.21	123.33
Units vested	(0.16)	121.56
Units canceled	(0.06)	119.13
Outstanding end of period	0.81	$161.28

As of May 28, 2023, our total Darden stock unit liability was $79.2 million, including $22.9 million recorded in other current liabilities and $56.3 million recorded in other liabilities on our consolidated balance sheets. As of May 29, 2022, our total Darden stock unit liability was $55.5 million, including $17.6 million recorded in other current liabilities and $37.9 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 28, 2023, there was $34.5 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2023 was $19.3 million.

Relative total shareholder return PRSUs are equity-settled awards that vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. The awards vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and are amortized over the service periods which generally range from two to six years.

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	55.5%	53.4%	50.5%
Risk-free interest rate	2.9%	0.4%	0.1%
Expected option life (in years)	2.8	2.8	2.8
Weighted-average grant date fair value per unit	$137.73	$172.34	$83.46
(1)Assumes a reinvestment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 28, 2023:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.41	$114.10
Units granted	0.10	121.47
Units granted performance impact	(0.04)	115.97
Units vested	(0.11)	107.04
Units canceled	—	—
Outstanding end of period	0.36	$123.45

As of May 28, 2023, there was $9.4 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of equity-settled PRSUs that vested during fiscal 2023 was $13.3 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding certain employees who are employed less than full time or own 5 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 6.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2023, 2022 and 2021 was $11.2 million, $10.5 million and $9.6 million, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 28, 2023 and May 29, 2022, we had $85.3 million and $104.8 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 28, 2023 and May 29, 2022, we had $15.2 million and $18.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 28, 2023 and May 29, 2022, we had $82.0 million and $101.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 28, 2023 and May 29, 2022, amounted to $68.4 million and $83.6 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2024 through fiscal 2034.
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

NOTE 16 - OTHER SUBSEQUENT EVENT
On June 21, 2023, the Board of Directors declared a cash dividend of $1.31 per share to be paid August 1, 2023 to all shareholders of record as of the close of business on July 10, 2023.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 28, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 28, 2023.
During the fiscal quarter ended May 28, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Nine Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.
All of our employees are subject to Darden’s Code of Conduct (Employee Code of Conduct). We also have a Code of Ethics for CEO and Senior Financial Officers (CEO and Senior Financial Officer Code of Ethics) that highlights specific responsibilities of our CEO and senior financial officers. We also have a Code of Business Conduct and Ethics for members of the Board of Directors (the Board Code of Conduct, and together with the Employee Code of Conduct and the CEO and Senior Financial Officer Code of Ethics, our Codes of Business Conduct and Ethics). These documents are posted on our internet website at www.darden.com and are available in print free of charge to any shareholder who requests them. We will disclose any amendments to or waivers of these Codes of Business Conduct and Ethics for directors, executive officers or Senior Financial Officers on our website.
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

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 21, 2023	DARDEN RESTAURANTS, INC.

		By:	/s/ Ricardo Cardenas
Ricardo Cardenas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Cardenas	Director, President and Chief Executive Officer (Principal executive officer)	July 21, 2023
Ricardo Cardenas

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 21, 2023
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 21, 2023
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Juliana L. Chugg*	Director
Juliana L. Chugg

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director
Cynthia T. Jamison

/s/ Eugene I. Lee, Jr.*	Director and Chairman
Eugene I. Lee, Jr.

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 21, 2023

EXHIBIT INDEX
Exhibit Number	Title

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 24, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 25, 2020).

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

*10.19
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.20
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

*10.22
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.23
Form of Restricted Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 26, 2019).

*10.24
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

*10.29
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.30
Form of Restricted Stock Unit Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.31
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

*10.33
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.34
Form of Performance Stock Unit Award Agreement for Eugene I. Lee, Jr., under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.35
Darden Restaurants, Inc. Annual Incentive Plan, amended and restated effective as of May 31, 2021 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.36
Darden Restaurants, Inc. Amended and Restated FlexComp Plan, amended and restated as of June 1, 2021 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2022).

10.37
Credit Agreement, dated as of September 10, 2021, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 13, 2021).

*10.38
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2022).

10.39
Agreement and Plan of Merger, dated as of May 2, 2023, by and among Darden Restaurants, Inc., Ruby Acquisition Corporation and Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 3, 2023).

10.40
Amendment No. 1 to the Revolving Credit Agreement among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent, dated as of May 31, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 1, 2023).

10.41
Term Loan Agreement among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent, dated as of May 31, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2023).

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