Form 10-Q
period 2023-08-27
DARDEN RESTAURANTS INC
filed 2023-09-29
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 15, 2023: 120,314,697.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 27, 2023	August 28, 2022
Sales	$2,730.6	$2,446.1
Costs and expenses:
Food and beverage	851.0	795.3
Restaurant labor	875.3	793.8
Restaurant expenses	446.6	403.5
Marketing expenses	38.6	30.3
General and administrative expenses	153.3	88.3
Depreciation and amortization	109.8	95.6
Impairments and disposal of assets, net	3.1	(4.9)
Total operating costs and expenses	$2,477.7	$2,201.9
Operating income	252.9	244.2
Interest, net	29.7	19.8
Earnings before income taxes	223.2	224.4
Income tax expense	28.4	30.8
Earnings from continuing operations	$194.8	$193.6
Losses from discontinued operations, net of tax benefit of $0.1 and $0.0, respectively	(0.3)	(0.6)
Net earnings	$194.5	$193.0
Basic net earnings per share:
Earnings from continuing operations	$1.61	$1.58
Losses from discontinued operations	—	(0.01)
Net earnings	$1.61	$1.57
Diluted net earnings per share:
Earnings from continuing operations	$1.60	$1.56
Losses from discontinued operations	(0.01)	—
Net earnings	$1.59	$1.56
Average number of common shares outstanding:
Basic	120.9	122.9
Diluted	122.0	123.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2023	August 28, 2022
Net earnings	$194.5	$193.0

Foreign currency adjustment	—	—
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $5.4 and $0.6, respectively	12.6	2.2
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.0 and $0.1, respectively, related to pension and other post-employment benefits	0.2	0.1
Other comprehensive income	$12.8	$2.3
Total comprehensive income	$207.3	$195.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 27, 2023	May 28, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192.1	$367.8
Receivables, net	59.2	80.2
Inventories	287.0	287.9
Prepaid income taxes	98.8	107.3
Prepaid expenses and other current assets	198.6	154.5
Total current assets	$835.7	$997.7
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,506.2 and $3,422.0, respectively	3,991.7	3,725.1
Operating lease right-of-use assets	3,600.3	3,373.9
Goodwill	1,376.9	1,037.4
Trademarks	1,148.0	806.3
Other assets	316.6	301.1
Total assets	$11,269.2	$10,241.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419.6	$426.2
Short-term debt	95.4	—
Accrued payroll	168.6	173.0
Accrued income taxes	8.5	7.8
Other accrued taxes	74.3	65.9
Unearned revenues	541.7	512.0
Other current liabilities	786.1	752.5
Total current liabilities	$2,094.2	$1,937.4
Long-term debt	1,477.1	884.9
Deferred income taxes	231.4	142.2
Operating lease liabilities - non-current	3,877.5	3,667.6
Other liabilities	1,441.0	1,407.9
Total liabilities	$9,121.2	$8,040.0
Stockholders’ equity:
Common stock and surplus	$2,256.8	$2,230.8
Retained earnings (deficit)	(124.8)	(32.5)
Accumulated other comprehensive income (loss)	16.0	3.2
Total stockholders’ equity	$2,148.0	$2,201.5
Total liabilities and stockholders’ equity	$11,269.2	$10,241.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 27, 2023 and August 28, 2022
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	194.5	—	194.5
Other comprehensive income (loss)	—	—	—	12.8	12.8
Dividends declared ($1.31 per share)	—	—	(160.1)	—	(160.1)
Stock option exercises	0.2	19.4	—	—	19.4
Stock-based compensation	—	20.6	—	—	20.6
Repurchases of common stock	(0.9)	(16.2)	(126.7)	—	(142.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	2.9	—	—	2.9
Other	—	(0.7)	—	—	(0.7)
Balance at August 27, 2023	120.7	$2,256.8	$(124.8)	$16.0	$2,148.0

Balance at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	193.0	—	193.0
Other comprehensive income (loss)	—	—	—	2.3	2.3
Dividends declared ($1.21 per share)	—	—	(150.0)	—	(150.0)
Stock option exercises	0.1	3.6	—	—	3.6
Stock-based compensation	—	12.1	—	—	12.1
Repurchases of common stock	(1.7)	(30.2)	(168.8)	—	(199.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	2.8	—	—	2.8
Other	—	1.1	—	—	1.1
Balance at August 28, 2022	122.5	$2,215.4	$(151.7)	$0.4	$2,064.1

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2023	August 28, 2022
Cash flows—operating activities
Net earnings	$194.5	$193.0
Losses from discontinued operations, net of tax	0.3	0.6
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	109.8	95.6
Impairments and disposal of assets, net	3.1	(4.9)
Stock-based compensation expense	30.3	20.3
Change in current assets and liabilities	(59.5)	133.5
Contributions to pension and postretirement plans	(0.4)	(0.5)
Deferred income taxes	4.2	(9.6)
Change in other assets and liabilities	(10.4)	(4.2)
Other, net	(2.8)	4.0
Net cash provided by operating activities of continuing operations	$269.1	$427.8
Cash flows—investing activities
Purchases of land, buildings and equipment	(150.9)	(122.8)
Proceeds from disposal of land, buildings and equipment	1.6	10.4
Cash used in business acquisitions, net of cash acquired	(699.9)	—
Purchases of capitalized software and other assets	(5.2)	(5.8)
Other, net	0.2	0.1
Net cash used in investing activities of continuing operations	$(854.2)	$(118.1)
Cash flows—financing activities
Proceeds from issuance of common stock	22.3	6.4
Dividends paid	(158.5)	(148.5)
Repurchases of common stock	(142.9)	(199.0)
Proceeds from issuance of short-term debt	872.1	—
Repayments of short-term debt	(776.7)	—
Proceeds from issuance of long-term debt	600.0	—
Principal payments on finance leases	(5.5)	(4.3)
Payments of debt issuance costs	(1.4)	—
Net cash provided by (used in) financing activities of continuing operations	$409.4	$(345.4)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	—	(0.5)
Net cash used in discontinued operations	$—	$(0.5)

Decrease in cash, cash equivalents, and restricted cash	(175.7)	(36.2)
Cash, cash equivalents, and restricted cash - beginning of period	416.2	472.1
Cash, cash equivalents, and restricted cash - end of period	$240.5	$435.9

Reconciliation of cash, cash equivalents, and restricted cash:	August 27, 2023	August 28, 2022
Cash and cash equivalents	$192.1	$377.5
Restricted cash included in prepaid expenses and other current assets	48.4	58.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$240.5	$435.9

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 27, 2023	August 28, 2022
Cash flows from changes in current assets and liabilities
Receivables, net	29.5	21.3
Inventories	9.4	(2.5)
Prepaid expenses and other current assets	(40.1)	(28.0)
Accounts payable	(16.0)	12.6
Accrued payroll	(13.7)	(44.3)
Prepaid/accrued income taxes	20.8	217.0
Other accrued taxes	7.8	6.3
Unearned revenues	(32.1)	(30.2)
Other current liabilities	(25.1)	(18.7)
Change in current assets and liabilities	$(59.5)	$133.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of August 27, 2023, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us, 4 managed locations operating under contractual agreements and 92 franchised restaurants. We also have 53 franchised restaurants in operation located in Latin America, the Caribbean, Asia, and the Middle East.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 26, 2024 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Note 2.Acquisition of Ruth’s Chris Steak House
On June 14, 2023, we acquired 100 percent of the equity interest of Ruth’s Chris Steak House (Ruth’s Chris) for $724.6 million in total consideration. We funded the acquisition with the proceeds from the issuance of a $600.0 million Term Loan (Term Loan Agreement) combined with cash on hand.
The acquired operations of Ruth’s Chris included 77 company-owned locations, 74 franchisee-owned locations and 4 managed locations operating under contractual agreement. The results of Ruth’s Chris operations are included in our consolidated financial statements from the date of acquisition.
The Term Loan Agreement is a senior unsecured $600 million 3-year credit agreement with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with our existing revolving credit agreement. The Term Loan Agreement bears interest at a rate of:
(a) Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.10 percent plus the relevant margin determined by reference to a ratings-based pricing grid (Applicable Margin); or
(b) The base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.00 percent) plus the relevant Applicable Margin.
Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Term Loan Agreement is 1.125 percent for Term SOFR loans and 0.125 percent for base rate loans. The Term Loan Agreement matures on the third anniversary of the funding date thereunder, June 14, 2023.
The assets and liabilities of Ruth’s Chris were recorded at their respective fair values as of the date of acquisition. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including land, buildings and equipment, intangible assets, and income tax assets and liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When the valuation process is completed, adjustments to goodwill may result.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The preliminary allocation of the purchase price is as follows:

Balances at
(in millions)	June 14, 2023
Current assets	$45.6
Land, buildings and equipment	170.5
Operating lease right-of-use assets	291.6
Trademark	341.7
Other assets	12.0
Goodwill	339.5
Total assets acquired	$1,200.9
Current liabilities	113.5
Deferred income taxes	79.5
Operating lease liabilities - non-current	276.3
Other liabilities	7.0
Total liabilities assumed	$476.3
Net assets acquired	$724.6

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $339.5 million recorded as goodwill, $15.2 million is deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $24.8 million during the quarter ended August 27, 2023, which are included in general and administrative expenses in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Ruth’s Chris on our consolidated financial statements.
Note 3. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	August 27, 2023	May 28, 2023
Unearned revenues
Deferred gift card revenue	$563.4	$537.0
Deferred gift card discounts	(22.4)	(25.5)
Other	0.7	0.5
Total	$541.7	$512.0

Other liabilities
Deferred franchise fees - non-current	$4.9	$2.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Beginning balance	$537.0	$521.1
Acquired deferred gift card revenue	61.8	—
Activations	130.1	114.4
Redemptions and breakage	(165.5)	(147.0)
Ending balance	$563.4	$488.5

Note 4. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	August 27, 2023	May 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,600.3	$3,373.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,006.5	958.1
Total lease assets, net		$4,606.8	$4,332.0

Operating lease liabilities - current	Other current liabilities	$193.9	$182.5
Finance lease liabilities - current	Other current liabilities	12.5	13.5
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,877.5	3,667.6
Finance lease liabilities - non-current	Other liabilities	1,229.0	1,172.6
Total lease liabilities		$5,312.9	$5,036.2
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Interest, net of amounts capitalized	$34.3	$21.1
Income taxes, net of refunds	2.0	(176.7)

Non-cash investing and financing activities were as follows:	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Increase in land, buildings and equipment through accrued purchases	$64.0	$75.9
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	298.0	49.6
Right-of-use assets obtained in exchange for new finance lease liabilities	45.3	41.5
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	2.1	25.3
(1) Right-of-use assets obtained in fiscal 2024 includes $291.6 million from the acquisition of Ruth’s Chris.

We had restricted cash of $48.4 million as of August 27, 2023 and May 28, 2023, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 13, Commitments and Contingencies, for further details around standby letters of credit.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Income Taxes
The effective income tax rate for continuing operations for the three months ended August 27, 2023 was 12.7 percent compared to an effective income tax rate for the three months ended August 28, 2022 of 13.7 percent. The decrease in the tax rate is driven by an increase in certain tax credits, primarily attributable to Ruth’s Chris, and higher tax benefits related to option exercises partially offset by certain non-deductible acquisition related costs.
Included in our remaining balance of unrecognized tax benefits is $8.4 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The IRA excise tax and CAMT are immaterial to our consolidated financial statements for the three months ended August 27, 2023.
Note 6. Net Earnings per Share
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

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Anti-dilutive stock-based compensation awards	—	0.5
Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s, and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Seasons 52, Bahama Breeze and The Capital Burger restaurants in the U.S. and results from our franchise operations.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[1]	Other Business	Corporate	Consolidated
For the three months ended August 27, 2023
Sales	$1,227.9	$669.8	$273.5	$559.4	$—	$2,730.6
Restaurant and marketing expenses	965.6	552.4	233.8	475.1	(15.4)	2,211.5
Segment profit	$262.3	$117.4	$39.7	$84.3	$15.4	$519.1

Depreciation and amortization	$39.6	$18.2	$15.6	$25.1	$11.3	$109.8
Impairments and disposal of assets, net	0.2	—	—	—	2.9	3.1
Purchases of land, buildings and equipment	65.8	34.5	23.5	26.6	0.5	150.9
[1] Includes Ruth’s Chris results from the date of acquisition forward.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 28, 2022
Sales	$1,130.7	$604.6	$183.4	$527.4	$—	$2,446.1
Restaurant and marketing expenses	914.6	512.6	153.4	455.1	(12.8)	2,022.9
Segment profit	$216.1	$92.0	$30.0	$72.3	$12.8	$423.2

Depreciation and amortization	$35.8	$16.8	$8.9	$24.3	$9.8	$95.6
Impairments and disposal of assets, net	—	—	—	—	(4.9)	(4.9)
Purchases of land, buildings and equipment	56.1	28.0	11.3	25.6	1.8	122.8
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Segment profit	$519.1	$423.2
Less general and administrative expenses	(153.3)	(88.3)
Less depreciation and amortization	(109.8)	(95.6)
Less impairments and disposal of assets, net	(3.1)	4.9
Less interest, net	(29.7)	(19.8)
Earnings before income taxes	$223.2	$224.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Restaurant impairments	$0.3	$—
Disposal (gains) losses	4.9	(4.9)
Other	(2.1)	—
Impairments and disposal of assets, net	$3.1	$(4.9)

Restaurant impairments and disposal (gains) losses for the quarter ended August 27, 2023 were related to the decision to close four locations. Disposal (gains) losses for the quarter ended August 28, 2022 were related to the sale of properties. Other impacts for the quarter ended August 27, 2023 related to right-of-use asset adjustments on early lease terminations.
Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of AOCI, net of tax, for the quarter ended August 27, 2023 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	—	12.5	—	12.5
Reclassification realized in net earnings	—	0.1	0.2	0.3
Balance at August 27, 2023	$4.5	$16.5	$(5.0)	$16.0

The components of AOCI, net of tax, for the quarter ended August 28, 2022 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	—	1.5	—	1.5
Reclassification realized in net earnings	—	0.7	0.1	0.8
Balance at August 28, 2022	$4.8	$1.8	$(6.2)	$0.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 27, 2023	August 28, 2022
Derivatives
Commodity contracts	(1)	$(1.9)	$0.1
Equity contracts	(2)	1.3	(0.8)
Interest rate contracts	(3)	—	—
Total before tax		$(0.6)	$(0.7)
Tax (expense) benefit		0.5	—
Net of tax		$(0.1)	$(0.7)

Benefit plan funding position
Recognized net actuarial gain (loss) - other plans	(4)	(0.2)	(0.2)
Total before tax		$(0.2)	$(0.2)
Tax (expense) benefit		—	0.1
Net of tax		$(0.2)	$(0.1)
(1)Primarily included in food and beverage costs and restaurant expenses. See Note 11 for additional details.
(2)Included in general and administrative expenses. See Note 11 for additional details.
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Three Months Ended
	August 27, 2023	August 28, 2022
Weighted-average fair value	$55.56	$36.20
Dividend yield	3.4%	3.8%
Expected volatility of stock	42.2%	42.0%
Risk-free interest rate	4.0%	2.8%
Expected option life (in years)	5.9	5.9
Weighted-average exercise price per share	$169.02	$121.47

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Three Months Ended
	August 27, 2023	August 28, 2022
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	32.3%	55.5%
Risk-free interest rate	4.5%	2.9%
Expected life (in years)	2.9	2.8
Weighted-average grant date fair value per unit	$217.11	$137.73
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 27, 2023.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.62	0.28	0.36	0.81
Awards granted	0.13	0.05	0.16	0.14
Awards granted performance impact	—	—	—	—
Awards exercised/vested	(0.23)	(0.08)	(0.16)	(0.15)
Awards forfeited	—	—	—	(0.01)
Outstanding end of period	1.52	0.25	0.36	0.79
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022
Stock options	$4.2	$2.6
Restricted stock/restricted stock units	4.6	2.8
Equity-settled performance stock units	10.5	5.6
Cash-settled Darden stock units	9.7	8.2
Employee stock purchase plan	0.7	0.7
Director compensation program/other	0.6	0.4
Total stock-based compensation expense	$30.3	$20.3

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
change in interest rates, commodity prices, or the market price of our common stock. We minimize this market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. We have two interest rate swap agreements. One is designated as a fair value hedge of the related debt and the other is designated as a cash flow hedge of the floating rate interest payments on the Term Loan Agreement entered into June 2023 or any related refinancing of the Term Loan. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan.
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 27, 2023			August 27, 2023	May 28, 2023	August 27, 2023	May 28, 2023
Equity forwards:
Designated	0.3	$139.71	$41.3	$—	$2.2	$1.7	$—
Not designated	0.5	128.59	58.7	—	5.1	2.6	—
Total equity forwards (2)				$—	$7.3	$4.3	$—
Commodity contracts:
Designated	N/A	N/A	$22.3	$0.7	$—	$2.6	$5.6
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$0.7	$—	$2.6	$5.6
Interest rate related
Designated - Fair Value Hedge	N/A	N/A	$300.0	$—	$—	$52.3	$45.4
Designated - Cash Flow Hedge	N/A	N/A	500.0	17.6	—	—	—
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$17.6	$—	$52.3	$45.4
Total derivative contracts				$18.3	$7.3	$59.2	$51.0

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2027.
(3)Commodity contracts extend through June 2024.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022
Equity (1)	$(2.2)	$(0.5)	$1.3	$(0.8)
Commodity (2)	1.7	2.6	(1.9)	0.1
Interest rate (3)	17.9	—	—	—
Total	$17.4	$2.1	$(0.6)	$(0.7)

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022
Interest rate (1)(2)	$(6.9)	$(6.3)	$6.9	$6.3

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 27, 2023	August 28, 2022
Food and beverage costs and restaurant expenses	$—	$—
General and administrative expenses	(0.1)	(1.1)
Total	$(0.1)	$(1.1)
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 27, 2023, we expect to reclassify $7.4 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable, short-term debt and the Term Loan approximate their carrying amounts due to their short duration or market based interest rates.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 27, 2023 and May 28, 2023.

Items Measured at Fair Value at August 27, 2023
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.9)	$—	$(1.9)	$—
Equity forwards	(2)	(4.3)	—	(4.3)	$—
Interest rate swaps - fair value hedge	(3)	(52.3)	—	(52.3)	—
Interest rate swaps - cash flow hedge	(3)	17.6	—	17.6	—
Total		$(40.9)	$—	$(40.9)	$—

Items Measured at Fair Value at May 28, 2023
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(5.6)	$—	$(5.6)	$—
Equity forwards	(2)	7.3	—	7.3	—
Interest rate swaps - fair value hedge	(3)	(45.4)	—	(45.4)	—
Total		$(43.7)	$—	$(43.7)	$—

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
The carrying value and fair value of long-term debt as of August 27, 2023, was $1.48 billion and $1.45 billion, respectively. The carrying value and fair value of long-term debt as of May 28, 2023, was $884.9 million and $857.0 million, respectively. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of August 27, 2023 and May 28, 2023, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 27, 2023, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 28, 2023, long-lived assets held and used with a carrying amount of $10.0 million, primarily related to one

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
underperforming restaurant, were determined to have a fair value of $8.4 million resulting in an impairment charge of $1.6 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 27, 2023 and May 28, 2023, we had $79.6 million and $85.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 27, 2023 and May 28, 2023, we had $16.1 million and $15.2 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 27, 2023 and May 28, 2023, we had $84.3 million and $82.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 27, 2023 and May 28, 2023, amounted to $68.8 million and $68.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2024 through fiscal 2034.
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
Note 14. Subsequent Events
On September 19, 2023, the Board of Directors declared a cash dividend of $1.31 per share payable on November 1, 2023 to all shareholders of record as of the close of business on October 10, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements included elsewhere in this quarterly report on Form 10-Q (Form 10-Q) and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended May 28, 2023 (Form 10-K). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” included elsewhere in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and three months ended August 27, 2023 and August 28, 2022.

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022	% Chg
Sales	$2,730.6	$2,446.1	11.6%
Costs and expenses:
Food and beverage	851.0	795.3	7.0
Restaurant labor	875.3	793.8	10.3
Restaurant expenses	446.6	403.5	10.7
Marketing expenses	38.6	30.3	27.4
General and administrative expenses	153.3	88.3	73.6
Depreciation and amortization	109.8	95.6	14.9
Impairments and disposal of assets, net	3.1	(4.9)	NM
Total costs and expenses	$2,477.7	$2,201.9	12.5
Operating income	252.9	244.2	3.6
Interest, net	29.7	19.8	50.0
Earnings before income taxes	$223.2	$224.4	(0.5)
Income tax expense (1)	28.4	30.8	(7.8)
Earnings from continuing operations	$194.8	$193.6	0.6
Losses from discontinued operations, net of tax	(0.3)	(0.6)	(50.0)
Net earnings	$194.5	$193.0	0.8%
Diluted net earnings per share:
Earnings from continuing operations	$1.60	$1.56	2.6%
Losses from discontinued operations	(0.01)	—	NM
Net earnings	$1.59	$1.56	1.9%

(1) Effective tax rate	12.7%	13.7%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2024, compared with the number open at the end of fiscal 2023 and the end of the first quarter of fiscal 2023.

	August 27, 2023	May 28, 2023	August 28, 2022
Olive Garden	906	905	887
LongHorn Steakhouse	562	562	549
Cheddar’s Scratch Kitchen	183	180	174
Yard House	86	86	85
Ruth’s Chris Steak House	77	—	—
The Capital Grille	64	62	61
Seasons 52	44	44	45
Bahama Breeze	42	42	42
Eddie V’s	30	29	29
The Capital Burger	4	4	3
Total	1,998	1,914	1,875
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
•Total sales increased 11.6% to $2.73 billion for the first quarter of fiscal 2024 compared to $2.45 billion for the first quarter of fiscal 2023 driven by blended same-restaurant sales increases of 5.0%1 and sales from the addition of 77 Ruth's Chris Steak House (Ruth’s Chris) restaurants and 46 other net new restaurants.
•Our net earnings from continuing operations were $194.8 million for the first quarter of fiscal 2024 compared $193.6 million for the first quarter of fiscal 2023.
•Reported diluted net earnings per share from continuing operations were $1.60 for the first quarter of fiscal 2024 compared to $1.56 for the first quarter of fiscal 2023.
Outlook
We expect sales for fiscal 2024 to be between $11.5 and $11.6 billion, driven by same-restaurant sales growth of 2.5 to 3.5 percent1 and approximately 50 new restaurant openings inclusive of Ruth’s Chris new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be $550 to $600 million.
1 Same-restaurant sales results excludes Ruth's Chris as they have not yet been owned and operated by Darden for a 16-month period.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 27, 2023	August 28, 2022	% Chg	SRS (1)
Olive Garden	$1,227.9	$1,130.7	8.6%	6.1%
LongHorn Steakhouse	$669.8	$604.6	10.8%	8.1%
Fine Dining	$273.5	$183.4	49.1%	(2.8)%
Other Business	$559.4	$527.4	6.1%	1.7%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Ruth’s Chris results will not be included in this calculation until the third quarter of fiscal 2025.

Olive Garden’s sales increase for the first quarter of fiscal 2024 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the first quarter of fiscal 2024 resulted from a 5.9 percent increase in average check combined with a 0.3 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the first quarter and months of fiscal 2024 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2024 resulted from a 6.5 percent increase in average check combined with a 1.5 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the first quarter of fiscal 2024 was primarily driven by the acquisition of Ruth’s Chris, offset by same restaurant sales decreases. The decrease in same-restaurant sales for the first quarter of fiscal 2024 resulted from a 6.9 percent decrease in same-restaurant guest counts offset by a 4.5 percent increase in average check.
Other Business’ sales increase for the first quarter of fiscal 2024 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2024 resulted from a 3.4 percent increase in average check offset by a 1.6 percent decrease in same-restaurant guest counts.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 27, 2023 and August 28, 2022.

	Three Months Ended
	August 27, 2023	August 28, 2022
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	31.2	32.5
Restaurant labor	32.1	32.5
Restaurant expenses	16.4	16.5
Marketing expenses	1.4	1.2
General and administrative expenses	5.6	3.6
Depreciation and amortization	4.0	3.9
Impairments and disposal of assets, net	0.1	(0.2)
Total operating costs and expenses	90.7%	90.0%
Operating income	9.3	10.0
Interest, net	1.1	0.8
Earnings before income taxes	8.2	9.2
Income tax expense	1.0	1.3
Earnings from continuing operations	7.1%	7.9%
Quarter Ended August 27, 2023 Compared to Quarter Ended August 28, 2022

•Food and beverage costs decreased as a percent of sales primarily due to a 2.0% impact from pricing leverage, partially offset by a 0.4% impact from inflation and a 0.3% impact from mix and other.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.6% impact from pricing and sales leverage, a 0.3% productivity improvement and a 0.2% impact related to brand mix including Ruth’s Chris, partially offset by a 1.8% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 0.8% impact from pricing and sales leverage, partially offset by a 0.5% impact from inflation and a 0.2% impact related to brand mix including Ruth’s Chris.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses increased as a percent of sales primarily due to a 1.0% impact from Ruth’s Chris transaction and integration costs, a 0.5% impact from incentive pay, a 0.3% impact related to stock compensation, and a 0.1% impact related to mark to market adjustments.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Ruth’s Chris.

•Impairment and disposal of assets, net increased as a percent of sales primarily due to four properties that either closed or will close during fiscal 2024 compared to gains on the sale of properties last year.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first quarter of fiscal 2024 primarily due interest on the $600 million 3-year Term Loan Credit Agreement for the Ruth’s Chris acquisition.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended August 27, 2023 was 12.7 percent compared to an effective income tax rate for the quarter ended August 28, 2022 of 13.7 percent. The decrease in the tax rate is driven by an increase in certain tax credits, primarily attributable to Ruth’s Chris, and higher tax benefits related to option exercises partially offset by certain non-deductible acquisition related costs.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The IRA excise tax and CAMT are immaterial to our consolidated financial statements for the three months ended August 27, 2023.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2024 were $0.3 million ($0.01 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2023 of $0.6 million ($0.00 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of Form 10-Q).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin1 for the periods indicated.

	Three Months Ended
Segment	August 27, 2023	August 28, 2022	Change
Olive Garden	21.4%	19.1%	230	BPS
LongHorn Steakhouse	17.5%	15.2%	230	BPS
Fine Dining	14.5%	16.4%	(190)	BPS
Other Business	15.1%	13.7%	140	BPS
1 Segment profit margin calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales.
The increase in Olive Garden’s segment profit margin for the first quarter of fiscal 2024 was driven primarily by positive same-restaurant sales, lower food and beverage and restaurant labor costs and restaurant expense, partially offset by increased marketing costs. The increase in Longhorn Steakhouse’s segment profit margin for the first quarter of fiscal 2024 was driven primarily by positive same-restaurant sales as well as lower food and beverage, restaurant labor and restaurant expenses. The decrease in Fine Dining’s segment profit margin for the first quarter of fiscal 2024 was driven primarily by negative same-restaurant sales, higher restaurant labor costs and restaurant expenses, partially offset by lower food and beverages costs. The increase in Other Business’ segment profit margin for the first quarter of fiscal 2024 was driven primarily by positive same-restaurant sales, increased franchise revenue with the addition of Ruth’s Chris and lower food and beverage costs, partially offset by increased restaurant labor costs.
SEASONALITY
Our sales volumes fluctuate seasonally. Typically, our average sales per restaurant are highest in the winter and spring, followed by the summer, and lowest in the fall. Holidays, changes in the economy, severe weather, effects of other conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
On September 10, 2021, we entered into a $1 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 27, 2023, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of August 27, 2023, $95.4 million of commercial paper was outstanding, which was backed by this facility. After consideration of commercial paper backed by the Revolving Credit Agreement, as of August 27, 2023, we had $904.6 million of credit available under the Revolving Credit Agreement.
The Revolving Credit Agreement matures on September 10, 2026, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes.
Effective May 31, 2023, we entered into an amendment to the Revolving Credit Agreement, which (i) replaced the LIBOR-based interest rate applicable to borrowings under the Revolving Credit Agreement with a Term SOFR-based interest rate in advance of the cessation of LIBOR, and (ii) made certain other conforming changes. All other material terms and conditions of the Revolving Credit Agreement were unchanged. Effective May 31, 2023, loans under the Revolving Credit Agreement bear interest at a rate of (a)Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.10 percent plus the relevant margin determined by reference to a ratings-based pricing grid (Applicable Margin), or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.00 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement is 1.000 percent for Term SOFR loans and 0.000 percent for base rate loans.
On May 31, 2023, the Company also entered into a senior unsecured $600 million 3-year Term Loan Credit Agreement (Term Loan Agreement) with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Revolving Credit Agreement, as amended. The Term Loan Agreement provided for a single borrowing on any business day up to 90 days after May 31, 2023, and matures on the third anniversary of the funding date thereunder, June 14, 2023. We borrowed $600 million under the Term Loan Agreement to fund a portion of the consideration paid in connection with the acquisition of Ruth’s Chris.
As of August 27, 2023, our outstanding long-term debt consisted principally of:
•$600.0 million of unsecured 1-Month Term SOFR senior notes due in June 2026;

•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 27, 2023, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations decreased to $269.1 million for the first three months of fiscal 2024, from $427.8 million for the three months of fiscal 2023. Net cash flows provided by operating activities include net earnings from continuing operations of $194.8 million and $193.6 million in the first three months of fiscal 2024 and 2023, respectively. Net cash flows provided by operating activities decreased in fiscal 2024 primarily due to the change in working capital compared to fiscal 2023.
Net cash flows used in investing activities of continuing operations were $854.2 million for the first three months of fiscal 2024, compared to $118.1 million for the first three months of fiscal 2023. Capital expenditures increased to $150.9 million for the first three months of fiscal 2024 from $122.8 million for the first three months of fiscal 2023 reflecting an increase in new restaurant construction and remodel activity during fiscal 2024. Net cash used in the acquisition of Ruth’s Chris was $699.9 million during fiscal 2024.
Net cash flows provided by financing activities of continuing operations were $409.4 million for the first three months of fiscal 2024, compared to net cash used by financing activities of $345.4 million for the first three months of fiscal 2023. Net cash flows provided by financing activities for the first three months of fiscal 2024 included net proceeds from issuance of short term debt of $95.4 million and proceeds from the Term Loan Agreement of $600.0 million, dividends paid of $158.5 million and share repurchases of $142.9 million. Net cash flows used in financing activities for the first three months of fiscal 2023 included dividends paid of $148.5 million and share repurchases of $199.0 million, partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $1.31 and $1.21 per share for the first three months of fiscal 2024 and 2023, respectively.
On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration. During the quarter ended August 27, 2023, we repurchased 0.9 million shares of our common stock, respectively, compared to 1.7 million shares of our common stock, respectively, during the quarter ended August 28, 2022.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At August 27, 2023, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $707.8 million would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.

FINANCIAL CONDITION
Our current assets totaled $835.7 million as of August 27, 2023, compared to $997.7 million as of May 28, 2023. The decrease was primarily due to a decrease in cash and cash equivalents.
Our current liabilities totaled $2.09 billion as of August 27, 2023, compared to $1.94 billion as of May 28, 2023. The increase was primarily driven by an increase in short-term debt as well as an increase in other current liabilities and unearned revenues associated with the acquisition of Ruth’s Chris.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2024, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 28, 2023 and in our Forms 10-Q (including this report), which are summarized as follows:
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
•A failure to successfully integrate Ruth’s Chris Steak House operations into our business.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 27, 2023, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $91.4 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $79.4 million. The fair value of our long-term fixed-rate debt outstanding as of August 27, 2023, averaged $1.37 billion, with a high of $1.47 billion and a low of $858.8 million during the three months of fiscal 2024. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 27, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 27, 2023.
During the fiscal quarter ended August 27, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 28, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 27, 2023.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 29, 2023 through July 2, 2023	107,745	$163.29	107,745	$634.3
July 3, 2023 through July 30, 2023	353,672	$167.92	353,672	$574.9
July 31, 2023 through August 27, 2023	404,624	$163.00	404,624	$509.0
Quarter-to-Date	866,041	$165.05	866,041	$509.0

(1)All of the shares purchased during the quarter ended August 27, 2023 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration date.
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
(3)Repurchases are subject to prevailing market prices, may be made in open market or private transactions, may occur or be discontinued at any time and remain subject to the discretion of our Board of Directors. There can be no assurance that we will repurchase any shares.

Item 5. Other Information
During the quarter ended August 27, 2023, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Exhibit Title
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARDEN RESTAURANTS, INC.

Dated:	September 29, 2023	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)