Form 10-Q
period 2023-11-26
DARDEN RESTAURANTS INC
filed 2024-01-03
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 15, 2023: 119,410,813.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Sales	$2,727.3	$2,486.5	$5,457.9	$4,932.6
Costs and expenses:
Food and beverage	845.8	818.3	1,696.8	1,613.6
Restaurant labor	880.9	808.5	1,756.2	1,602.3
Restaurant expenses	450.4	417.0	897.0	820.5
Marketing expenses	36.9	31.1	75.5	61.4
General and administrative expenses	114.8	90.4	268.1	178.7
Depreciation and amortization	112.5	96.8	222.3	192.4
Impairments and disposal of assets, net	7.5	(8.8)	10.6	(13.7)
Total operating costs and expenses	$2,448.8	$2,253.3	$4,926.5	$4,455.2
Operating income	278.5	233.2	531.4	477.4
Interest, net	37.1	19.8	66.8	39.6
Earnings before income taxes	241.4	213.4	464.6	437.8
Income tax expense	29.1	25.9	57.5	56.7
Earnings from continuing operations	$212.3	$187.5	$407.1	$381.1
Losses from discontinued operations, net of tax benefit of $0.3, $0.3, $0.4 and $0.3, respectively	(0.2)	(0.3)	(0.5)	(0.9)
Net earnings	$212.1	$187.2	$406.6	$380.2
Basic net earnings per share:
Earnings from continuing operations	$1.77	$1.54	$3.38	$3.11
Losses from discontinued operations	—	(0.01)	—	(0.01)
Net earnings	$1.77	$1.53	$3.38	$3.10
Diluted net earnings per share:
Earnings from continuing operations	$1.76	$1.52	$3.35	$3.09
Losses from discontinued operations	—	—	—	(0.01)
Net earnings	$1.76	$1.52	$3.35	$3.08
Average number of common shares outstanding:
Basic	119.9	122.1	120.4	122.5
Diluted	120.8	123.1	121.4	123.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Net earnings	$212.1	$187.2	$406.6	$380.2

Foreign currency adjustment	—	(0.2)	—	(0.2)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $4.0, $(0.5), $9.4 and $0.1, respectively	11.3	5.6	23.9	7.8
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1, $0.0, $0.1 and $0.1 respectively, related to pension and other post-employment benefits	0.1	0.2	0.3	0.3
Other comprehensive income	$11.4	$5.6	$24.2	$7.9
Total comprehensive income	$223.5	$192.8	$430.8	$388.1
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 26, 2023	May 28, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195.7	$367.8
Receivables, net	80.3	80.2
Inventories	310.6	287.9
Prepaid income taxes	138.9	107.3
Prepaid expenses and other current assets	142.2	154.5
Total current assets	$867.7	$997.7
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,584.8 and $3,422.0, respectively	4,043.5	3,725.1
Operating lease right-of-use assets	3,539.7	3,373.9
Goodwill	1,392.9	1,037.4
Trademarks	1,148.0	806.3
Other assets	330.3	301.1
Total assets	$11,322.1	$10,241.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423.9	$426.2
Short-term debt	350.0	—
Accrued payroll	177.1	173.0
Accrued income taxes	8.4	7.8
Other accrued taxes	69.7	65.9
Unearned revenues	547.3	512.0
Other current liabilities	805.2	752.5
Total current liabilities	$2,381.6	$1,937.4
Long-term debt	1,368.4	884.9
Deferred income taxes	242.3	142.2
Operating lease liabilities - non-current	3,815.3	3,667.6
Other liabilities	1,474.8	1,407.9
Total liabilities	$9,282.4	$8,040.0
Stockholders’ equity:
Common stock and surplus	$2,240.8	$2,230.8
Retained earnings (deficit)	(228.5)	(32.5)
Accumulated other comprehensive income	27.4	3.2
Total stockholders’ equity	$2,039.7	$2,201.5
Total liabilities and stockholders’ equity	$11,322.1	$10,241.5

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended November 26, 2023 and November 27, 2022
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 27, 2023	120.7	$2,256.8	$(124.8)	$16.0	$2,148.0
Net earnings	—	—	212.1		212.1
Other comprehensive income (loss)	—	—	—	11.4	11.4
Dividends declared ($1.31 per share)	—	—	(158.1)	—	(158.1)
Stock option exercises	—	0.8	—	—	0.8
Stock-based compensation	—	5.5	—	—	5.5
Repurchases of common stock	(1.2)	(23.4)	(157.6)	—	(181.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.8	—	—	2.8
Other	—	(1.7)	(0.1)	—	(1.8)
Balance at November 26, 2023	119.5	$2,240.8	$(228.5)	$27.4	$2,039.7

Balance at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	406.6	—	406.6
Other comprehensive income (loss)	—	—	—	24.2	24.2
Dividends declared ($2.62 per share)	—	—	(318.2)	—	(318.2)
Stock option exercises	0.2	20.2	—	—	20.2
Stock-based compensation	—	26.1	—	—	26.1
Repurchases of common stock	(2.1)	(39.6)	(284.3)	—	(323.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	5.7	—	—	5.7
Other	—	(2.4)	(0.1)	—	(2.5)
Balance at November 26, 2023	119.5	$2,240.8	$(228.5)	$27.4	$2,039.7

Balance at August 28, 2022	122.5	$2,215.4	$(151.7)	$0.4	$2,064.1
Net earnings	—	—	187.2	—	187.2
Other comprehensive income (loss)	—	—	—	5.6	5.6
Dividends declared ($1.21 per share)	—	—	(148.9)	—	(148.9)
Stock option exercises	—	2.6	—	—	2.6
Stock-based compensation	—	7.8	—	—	7.8
Repurchases of common stock	(0.7)	(13.9)	(86.3)	—	(100.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	2.7	—	—	2.7
Other	—	—	—	—	—
Balance at November 27, 2022	121.9	$2,214.6	$(199.7)	$6.0	$2,020.9

Balance at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	380.2	—	380.2
Other comprehensive income (loss)	—	—	—	7.9	7.9
Dividends declared ($2.42 per share)	—	—	(298.9)	—	(298.9)
Stock option exercises	0.1	6.2	—	—	6.2
Stock-based compensation	—	19.9	—	—	19.9
Repurchases of common stock	(2.4)	(44.1)	(255.1)	—	(299.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	5.5	—	—	5.5
Other	—	1.1	—	—	1.1
Balance at November 27, 2022	121.9	$2,214.6	$(199.7)	$6.0	$2,020.9

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 26, 2023	November 27, 2022
Cash flows—operating activities
Net earnings	$406.6	$380.2
Losses from discontinued operations, net of tax	0.5	0.9
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	222.3	192.4
Impairments and disposal of assets, net	10.6	(13.7)
Stock-based compensation expense	43.8	38.4
Change in current assets and liabilities	(58.4)	59.6
Contributions to pension and postretirement plans	(0.9)	(1.1)
Deferred income taxes	7.8	(24.5)
Change in other assets and liabilities	(17.5)	(0.8)
Other, net	(4.9)	4.2
Net cash provided by operating activities of continuing operations	$609.9	$635.6
Cash flows—investing activities
Purchases of land, buildings and equipment	(312.4)	(280.3)
Proceeds from disposal of land, buildings and equipment	2.0	21.1
Cash used in business acquisitions, net of cash acquired	(699.9)	—
Purchases of capitalized software and other assets	(12.9)	(14.4)
Other, net	0.3	0.2
Net cash used in investing activities of continuing operations	$(1,022.9)	$(273.4)
Cash flows—financing activities
Proceeds from issuance of common stock	25.9	11.7
Dividends paid	(315.7)	(296.5)
Repurchases of common stock	(323.9)	(299.2)
Proceeds from issuance of commercial paper, net	350.0	58.0
Proceeds from issuance of long-term debt	1,100.0	—
Repayments of long-term debt	(600.0)	—
Principal payments on finance leases	(10.7)	(8.8)
Tenant incentive cash received on finance leases	2.2	—
Payments of debt issuance costs	(11.1)	(0.1)
Net cash provided by (used in) financing activities of continuing operations	$216.7	$(534.9)
Cash flows—discontinued operations
Net cash used in operating activities of discontinued operations	—	0.9
Net cash used in discontinued operations	$—	$0.9

Decrease in cash, cash equivalents, and restricted cash	(196.3)	(171.8)
Cash, cash equivalents, and restricted cash - beginning of period	416.2	472.1
Cash, cash equivalents, and restricted cash - end of period	$219.9	$300.3

Reconciliation of cash, cash equivalents, and restricted cash:	November 26, 2023	November 27, 2022
Cash and cash equivalents	$195.7	$240.7
Restricted cash included in prepaid expenses and other current assets	24.2	59.6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$219.9	$300.3

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 26, 2023	November 27, 2022
Cash flows from changes in current assets and liabilities
Receivables, net	8.3	0.5
Inventories	(14.3)	(25.4)
Prepaid expenses and other current assets	(7.8)	(25.9)
Accounts payable	(7.7)	37.5
Accrued payroll	(5.3)	(44.4)
Prepaid/accrued income taxes	(18.7)	146.0
Other accrued taxes	3.2	3.8
Unearned revenues	(26.5)	(34.2)
Other current liabilities	10.4	1.7
Change in current assets and liabilities	$(58.4)	$59.6

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® and The Capital Burger®. As of November 26, 2023, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us, 4 managed locations operating under contractual agreements and 91 franchised restaurants. We also have 54 franchised restaurants in operation located in Latin America, the Caribbean, Asia, and the Middle East.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
Note 2.Acquisition of Ruth’s Chris Steak House
On June 14, 2023, we acquired 100 percent of the equity interest of Ruth’s Chris Steak House (Ruth’s Chris) for $724.6 million in total consideration. We funded the acquisition with the proceeds from the issuance of a $600.0 million Term Loan (Term Loan) combined with cash on hand. We repaid the Term Loan in full on October 10, 2023 with proceeds from the issuance of $500 million fixed-rate 6.30% Senior Notes, due 2033 (the 2033 Notes), and cash on hand. The 2033 Notes were issued under the Company’s Indenture, dated as of January 1, 1996 (Base Indenture, between the Company and Computershare Trust Company, National Association, as trustee (Base Trustee). The 2033 Notes will mature on October 10, 2033. Interest on the 2033 Notes will be paid semi-annually in arrears on April 10 and October 10 of each year, commencing on April 10, 2024, to holders of record on the preceding March 26 or September 25, as the case may be.
The acquired operations of Ruth’s Chris include 77 company-owned locations, 74 franchisee-owned locations and 4 managed locations operating under contractual agreement. The results of Ruth’s Chris operations are included in our consolidated financial statements from the date of acquisition.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The preliminary allocation of the purchase price is as follows:

	Balances at		Balances at
(in millions)	June 14, 2023	Adjustments	November 26, 2023
Cash	$24.7	$—	$24.7
Other current assets	20.9	—	20.9
Land, buildings and equipment	170.5	(26.7)	143.8
Operating lease right-of-use assets	291.6	7.9	299.5
Trademark	341.7	—	341.7
Other assets	12.0	12.4	24.4
Goodwill	339.5	16.0	355.5
Total assets acquired	$1,200.9	$9.6	$1,210.5
Current liabilities	113.5	(1.5)	112.0
Deferred income taxes	79.5	3.1	82.6
Operating lease liabilities - non-current	276.3	7.5	283.8
Other liabilities	7.0	0.5	7.5
Total liabilities assumed	$476.3	$9.6	$485.9
Net assets acquired	$724.6	$—	$724.6

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $355.5 million recorded as goodwill, $15.2 million is deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized, but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years.
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $12.8 million ($9.6 million, net of tax) and $37.6 million ($31.8 million, net of tax) during the quarter ended and six months ended November 26, 2023, respectively, which are included in general and administrative expenses, impairment, net and interest expense in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Ruth’s Chris on our consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	November 26, 2023	May 28, 2023
Unearned revenues
Deferred gift card revenue	$580.7	$537.0
Deferred gift card discounts	(34.1)	(25.5)
Other	0.7	0.5
Total	$547.3	$512.0

Other liabilities
Deferred franchise fees - non-current	$4.9	$2.7
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Beginning balance	$563.4	$488.5	$537.0	$521.1
Acquired deferred gift card revenue	—	—	61.8	—
Activations	145.7	119.9	275.8	234.3
Redemptions and breakage	(128.4)	(123.5)	(293.9)	(270.5)
Ending balance	$580.7	$484.9	$580.7	$484.9

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	November 26, 2023	May 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,539.7	$3,373.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,027.1	958.1
Total lease assets, net		$4,566.8	$4,332.0

Operating lease liabilities - current	Other current liabilities	$196.0	$182.5
Finance lease liabilities - current	Other current liabilities	14.4	13.5
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,815.3	3,667.6
Finance lease liabilities - non-current	Other liabilities	1,258.1	1,172.6
Total lease liabilities		$5,283.8	$5,036.2
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Six Months Ended
(in millions)	November 26, 2023	November 27, 2022
Interest, net of amounts capitalized	$63.4	$38.1
Income taxes, net of refunds	63.4	(68.2)

Non-cash investing and financing activities were as follows:	Six Months Ended
(in millions)	November 26, 2023	November 27, 2022
Increase in land, buildings and equipment through accrued purchases	$60.5	$79.2
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	315.5	69.1
Right-of-use assets obtained in exchange for new finance lease liabilities	55.7	41.5
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	5.8	37.4
(1) Right-of-use assets obtained in fiscal 2024 includes $299.5 million from the acquisition of Ruth’s Chris.
We had restricted cash of $24.2 million as of November 26, 2023 and $48.4 million as of May 28, 2023, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 13, Commitments and Contingencies, for further details around standby letters of credit.
Note 5. Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 26, 2023 and November 27, 2022 was 12.1 percent. The effective income tax rate for continuing operations for the six months ended November 26, 2023 was 12.4 percent compared to an effective income tax rate for the six months ended November 27, 2022 of 13.0 percent. This change was primarily driven by the impact of federal tax credits.
Included in our remaining balance of unrecognized tax benefits is $8.3 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tax (CAMT) on adjusted financial statement income. The impact of the IRA excise tax and CAMT are immaterial to our consolidated financial statements for the quarter and six months ended November 26, 2023.
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

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Anti-dilutive stock-based compensation awards	0.3	0.3	0.2	0.3
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[1]	Other Business	Corporate	Consolidated
For the three months ended November 26, 2023
Sales	$1,251.4	$643.0	$318.0	$514.9	$—	$2,727.3
Restaurant and marketing expenses	988.9	531.2	261.4	448.4	(15.9)	2,214.0
Segment profit	$262.5	$111.8	$56.6	$66.5	$15.9	$513.3

Depreciation and amortization	$40.5	$18.3	$16.6	$25.4	$11.7	$112.5
Impairments and disposal of assets, net	—	0.1	—	—	7.4	7.5
[1] Includes Ruth’s Chris results from the date of acquisition forward.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[1]	Other Business	Corporate	Consolidated
For the six months ended November 26, 2023
Sales	$2,479.3	$1,312.8	$591.5	$1,074.3	$—	$5,457.9
Restaurant and marketing expenses	1,954.5	1,083.6	495.2	923.5	(31.3)	4,425.5
Segment profit	$524.8	$229.2	$96.3	$150.8	$31.3	$1,032.4

Depreciation and amortization	$80.1	$36.5	$32.2	$50.5	$23.0	$222.3
Impairments and disposal of assets, net	0.2	0.1	—	—	10.3	10.6
Purchases of land, buildings and equipment	135.6	69.9	52.0	52.3	2.6	312.4
[1] Includes Ruth’s Chris results from the date of acquisition forward.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended November 27, 2022
Sales	$1,176.7	$600.5	$202.0	$507.3	$—	$2,486.5
Restaurant and marketing expenses	957.8	514.9	163.1	448.3	(9.2)	2,074.9
Segment profit	$218.9	$85.6	$38.9	$59.0	$9.2	$411.6

Depreciation and amortization	$36.2	$16.6	$9.0	$24.6	$10.4	$96.8
Impairments and disposal of assets, net	—	—	—	—	(8.8)	(8.8)

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the six months ended November 27, 2022
Sales	$2,307.4	$1,205.1	$385.4	$1,034.7	$—	$4,932.6
Restaurant and marketing expenses	1,872.4	1,027.5	316.5	903.4	(22.0)	4,097.8
Segment profit	$435.0	$177.6	$68.9	$131.3	$22.0	$834.8

Depreciation and amortization	$72.1	$33.3	$17.9	$48.9	$20.2	$192.4
Impairments and disposal of assets, net	—	—	—	—	(13.7)	(13.7)
Purchases of land, buildings and equipment	123.5	56.1	24.5	62.3	13.9	280.3
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Segment profit	$513.3	$411.6	$1,032.4	$834.8
Less general and administrative expenses	(114.8)	(90.4)	(268.1)	(178.7)
Less depreciation and amortization	(112.5)	(96.8)	(222.3)	(192.4)
Less impairments and disposal of assets, net	(7.5)	8.8	(10.6)	13.7
Less interest, net	(37.1)	(19.8)	(66.8)	(39.6)
Earnings before income taxes	$241.4	$213.4	$464.6	$437.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Restaurant impairments	$—	$—	$0.3	$—
Disposal (gains) losses	4.9	(8.8)	9.8	(13.7)
Other	2.6	—	0.5	—
Impairments and disposal of assets, net	$7.5	$(8.8)	$10.6	$(13.7)

Restaurant impairments and disposal (gains) losses for the quarter ended November 26, 2023 were related to the decision to close one location and the write-off of acquired Ruth’s Chris assets. Restaurant impairments and disposal (gains) losses for the six months ended November 26, 2023 were related to the decision to close five locations, sale of properties and the write-off of acquired Ruth’s Chris assets. Disposal gains for the quarter and six months ended November 27, 2022 were primarily related to the sale of properties. Other impacts for the quarter and six months ended November 26, 2023 related to right-of-use asset adjustments on early lease terminations and the write-off of capitalized software costs.
Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss) (AOCI)
The components of AOCI, net of tax, for the quarter and six months ended November 26, 2023 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 27, 2023	$4.5	$16.5	$(5.0)	$16.0
Gain (loss)	—	10.7	—	10.7
Reclassification realized in net earnings	—	0.6	0.1	0.7
Balance at November 26, 2023	$4.5	$27.8	$(4.9)	$27.4

Balance at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	—	23.2	—	23.2
Reclassification realized in net earnings	—	0.7	0.3	1.0
Balance at November 26, 2023	$4.5	$27.8	$(4.9)	$27.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of AOCI, net of tax, for the quarter and six months ended November 27, 2022 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balance at August 28, 2022	$4.8	$1.8	$(6.2)	$0.4
Gain (loss)	(0.2)	6.1	—	5.9
Reclassification realized in net earnings	—	(0.5)	0.2	(0.3)
Balance at November 27, 2022	$4.6	$7.4	$(6.0)	$6.0

Balances at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	(0.2)	7.6	—	7.4
Reclassification realized in net earnings	—	0.2	0.3	0.5
Balance at November 27, 2022	$4.6	$7.4	$(6.0)	$6.0

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Derivatives
Commodity contracts	(1)	$(1.2)	$0.7	$(3.1)	$0.8
Equity contracts	(2)	—	—	1.3	(0.8)
Interest rate contracts	(3)	0.4	(0.1)	0.4	(0.1)
Total before tax		$(0.8)	$0.6	$(1.4)	$(0.1)
Tax (expense) benefit		0.2	(0.1)	0.7	(0.1)
Net of tax		$(0.6)	$0.5	$(0.7)	$(0.2)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Recognized net actuarial gain (loss) - other plans	(4)	(0.1)	(0.1)	(0.3)	(0.3)
Total before tax		$(0.2)	$(0.2)	$(0.4)	$(0.4)
Tax (expense) benefit		0.1	—	0.1	0.1
Net of tax		$(0.1)	$(0.2)	$(0.3)	$(0.3)
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Six Months Ended
	November 26, 2023	November 27, 2022
Weighted-average fair value	$55.56	$36.20
Dividend yield	3.4%	3.8%
Expected volatility of stock	42.2%	42.0%
Risk-free interest rate	4.0%	2.8%
Expected option life (in years)	5.9	5.9
Weighted-average exercise price per share	$169.02	$121.47

The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Six Months Ended
	November 26, 2023	November 27, 2022
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	32.3%	55.5%
Risk-free interest rate	4.5%	2.9%
Expected life (in years)	2.9	2.8
Weighted-average grant date fair value per unit	$217.11	$137.73
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the six months ended November 26, 2023.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.62	0.28	0.36	0.81
Awards granted	0.13	0.06	0.16	0.15
Awards granted performance impact	—	—	—	—
Awards exercised/vested	(0.24)	(0.08)	(0.16)	(0.15)
Awards forfeited	—	—	—	(0.03)
Outstanding end of period	1.51	0.26	0.36	0.78

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Stock options	$0.9	$1.5	$5.1	$4.1
Restricted stock/restricted stock units	1.3	1.8	5.9	4.6
Equity-settled performance stock units	2.1	3.4	12.6	8.9
Cash-settled Darden stock units	7.9	10.3	17.7	18.5
Employee stock purchase plan	0.7	0.7	1.4	1.4
Director compensation program/other	0.5	0.3	1.1	0.9
Total stock-based compensation expense	$13.4	$18.0	$43.8	$38.4

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
In the first quarter of fiscal 2024, we entered into an interest rate swap derivative instrument with $500.0 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate related to our $600 million Term Loan or any related refinancing of the Term Loan, as changes in the benchmark interest rate could have caused variability in our forecasted interest payments. As discussed above under Note 2, the Term Loan was subsequently paid in full on October 10, 2023 with the proceeds from our issuance of $500 million aggregate amount of 2033 Notes along with $100 million from cash on hand. As a result of paying down the Term Loan, we settled the interest rate swap designated as a cash flow hedge at the issuance of the 2033 Notes for a gain of $34.9 million. This amount was recorded in accumulated other comprehensive income (loss) and will be amortized to interest expense as interest payments are made on the 2033 Notes.
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. We have one interest rate swap agreement remaining which is designated as a fair value hedge of the related debt. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 26, 2023			November 26, 2023	May 28, 2023	November 26, 2023	May 28, 2023
Equity forwards:
Designated	0.3	$140.49	$36.0	$—	$2.2	$—	$—
Not designated	0.5	131.55	65.3	0.1	5.1	—	—
Total equity forwards (2)				$0.1	$7.3	$—	$—
Commodity contracts:
Designated	N/A	N/A	$19.4	$—	$—	$2.4	$5.6
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$—	$—	$2.4	$5.6
Interest rate related
Designated - Fair Value Hedge	N/A	N/A	$300.0	$—	$—	$53.0	$45.4
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$—	$—	$53.0	$45.4
Total derivative contracts				$0.1	$7.3	$55.4	$51.0

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through fiscal July 2028.
(3)Commodity contracts extend through fiscal June 2025.

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Equity (1)	$(0.9)	$7.3	$—	$—
Commodity (2)	(1.6)	(1.6)	(1.2)	0.7
Interest rate (3)	17.0	—	0.4	(0.1)
Total	$14.5	$5.7	$(0.8)	$0.6

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Six Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Equity (1)	$(3.1)	$6.8	$1.3	$(0.8)
Commodity (2)	0.1	1.0	(3.1)	0.8
Interest rate (3)	34.9	—	0.4	(0.1)
Total	$31.9	$7.8	$(1.4)	$(0.1)

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Interest rate (1)(2)	$(0.7)	$(9.7)	$0.7	$9.7

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended		Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Interest rate (1)(2)	$(7.6)	$(16.0)	$7.6	$16.0

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
General and administrative expenses	$0.6	$10.8	$0.5	$9.7
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 26, 2023, we expect to reclassify $2.1 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 26, 2023 and May 28, 2023.

Items Measured at Fair Value at November 26, 2023
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(2.4)	$—	$(2.4)	$—
Equity forwards	(2)	0.1	—	0.1	$—
Interest rate swaps - fair value hedge	(3)	(53.0)	—	(53.0)	—
Total		$(55.3)	$—	$(55.3)	$—

Items Measured at Fair Value at May 28, 2023
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(5.6)	$—	$(5.6)	$—
Equity forwards	(2)	7.3	—	7.3	—
Interest rate swaps - fair value hedge	(3)	(45.4)	—	(45.4)	—
Total		$(43.7)	$—	$(43.7)	$—

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
The carrying value and fair value of long-term debt as of November 26, 2023, was $1.37 billion and $1.34 billion, respectively. The carrying value and fair value of long-term debt as of May 28, 2023, was $884.9 million and $857.0 million, respectively. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of November 26, 2023 and May 28, 2023, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of November 26, 2023, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 28, 2023, long-lived assets held and used with a carrying amount of $10.0 million, primarily related to one

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
underperforming restaurant, were determined to have a fair value of $8.4 million resulting in an impairment charge of $1.6 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 26, 2023 and May 28, 2023, we had $79.6 million and $85.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 26, 2023 and May 28, 2023, we had $16.7 million and $15.2 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of November 26, 2023 and May 28, 2023, we had $74.7 million and $82.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 26, 2023 and May 28, 2023, amounted to $61.2 million and $68.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. These guarantees expire over their respective lease terms, which range from fiscal 2024 through fiscal 2034.
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
Note 14. Subsequent Events
On December 13, 2023, the Board of Directors declared a cash dividend of $1.31 per share payable on February 1, 2024 to all shareholders of record as of the close of business on January 10, 2024.

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
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 26, 2023 and November 27, 2022.

	Three Months Ended			Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	% Chg	November 26, 2023	November 27, 2022	% Chg
Sales	$2,727.3	$2,486.5	9.7%	$5,457.9	$4,932.6	10.6%
Costs and expenses:
Food and beverage	845.8	818.3	3.4	1,696.8	1,613.6	5.2
Restaurant labor	880.9	808.5	9.0	1,756.2	1,602.3	9.6
Restaurant expenses	450.4	417.0	8.0	897.0	820.5	9.3
Marketing expenses	36.9	31.1	18.6	75.5	61.4	23.0
General and administrative expenses	114.8	90.4	27.0	268.1	178.7	50.0
Depreciation and amortization	112.5	96.8	16.2	222.3	192.4	15.5
Impairments and disposal of assets, net	7.5	(8.8)	NM	10.6	(13.7)	NM
Total costs and expenses	$2,448.8	$2,253.3	8.7	$4,926.5	$4,455.2	10.6
Operating income	278.5	233.2	19.4	531.4	477.4	11.3
Interest, net	37.1	19.8	87.4	66.8	39.6	68.7
Earnings before income taxes	241.4	213.4	13.1	$464.6	$437.8	6.1
Income tax expense (1)	29.1	25.9	12.4	57.5	56.7	1.4
Earnings from continuing operations	$212.3	$187.5	13.2	$407.1	$381.1	6.8
Losses from discontinued operations, net of tax	(0.2)	(0.3)	(33.3)	(0.5)	(0.9)	(44.4)
Net earnings	$212.1	$187.2	13.3%	$406.6	$380.2	6.9%
Diluted net earnings per share:
Earnings from continuing operations	$1.76	$1.52	15.8%	$3.35	$3.09	8.4%
Losses from discontinued operations	—	—	—	—	(0.01)	(100.0)
Net earnings	$1.76	$1.52	15.8%	$3.35	$3.08	8.8%

(1) Effective tax rate	12.1%	12.1%		12.4%	13.0%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2024, compared with the number open at the end of fiscal 2023 and the end of the second quarter of fiscal 2023.

	November 26, 2023	May 28, 2023	November 27, 2022
Olive Garden	912	905	890
LongHorn Steakhouse	566	562	553
Cheddar’s Scratch Kitchen	182	180	179
Yard House	87	86	85
Ruth’s Chris Steak House	78	—	—
The Capital Grille	64	62	61
Seasons 52	44	44	45
Bahama Breeze	42	42	42
Eddie V’s	31	29	29
The Capital Burger	4	4	3
Total	2,010	1,914	1,887
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
•Total sales increased 9.7% and 10.6% to $2.73 billion and $5.46 billion for the second quarter and six months of fiscal 2024 compared to $2.49 billion and $4.93 billion for the second quarter and six months of fiscal 2023 driven by sales from the addition of 78 company-owned Ruth's Chris Steak House (Ruth’s Chris) restaurants, blended same-restaurant sales increases of 2.8%1 and 3.9% and 45 net new restaurants.
•Our net earnings from continuing operations were $212.3 million and $407.1 million for the second quarter and six months of fiscal 2024 compared to $187.5 million and $381.1 million for the second quarter and six months of fiscal 2023. As a result of the acquisition of Ruth’s Chris and related integration efforts, we incurred expenses of approximately $12.8 million ($9.6 million, net of tax) and $37.6 million ($31.8 million, net of tax) during the second quarter and six months of fiscal 2024, respectively, which are included in general and administrative expenses, impairment, net and interest expense in our consolidated statements of earnings.
•Reported diluted net earnings per share from continuing operations were $1.76 and $3.35 for the second quarter and six months of fiscal 2024 compared to $1.52 and $3.09 for the second quarter and six months of fiscal 2023.
Outlook
We expect sales for fiscal 2024 to be approximately $11.5 billion, driven by same-restaurant sales growth of 2.5 to 3.0 percent1 and approximately 50 to 55 new restaurant openings inclusive of Ruth’s Chris new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be approximately $600 million.
1 Same-restaurant sales results exclude Ruth's Chris as they have not yet been owned and operated by Darden for a 16-month period.

SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 26, 2023	November 27, 2022	% Chg	SRS (1)	November 26, 2023	November 27, 2022	% Chg	SRS (1)
Olive Garden	$1,251.4	$1,176.7	6.3%	4.1%	$2,479.3	$2,307.4	7.4%	5.1%
LongHorn Steakhouse	$643.0	$600.5	7.1%	4.9%	$1,312.8	$1,205.1	8.9%	6.5%
Fine Dining	$318.0	$202.0	57.4%	(1.7)%	$591.5	$385.4	53.5%	(2.3)%
Other Business	$514.9	$507.3	1.5%	(1.1)%	$1,074.3	$1,034.7	3.8%	0.3%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Ruth’s Chris results will not be included in this calculation until the second quarter of fiscal 2025.
Olive Garden’s sales increase for the second quarter and six months of fiscal 2024 was primarily driven by U.S. same-restaurant sales increases combined with revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2024 resulted from a 4.1 percent increase in average check. The increase in U.S. same-restaurant sales for the six months of fiscal 2024 resulted from a 5.0 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for the second quarter and six months of fiscal 2024 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2024 resulted from a 6.3 percent increase in average check offset by a 1.3 percent decrease in same-restaurant guest counts. The increase in U.S. same-restaurant sales for the six months of fiscal 2024 resulted from a 6.4 percent increase in average check combined with a 0.1 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the second quarter and six months of fiscal 2024 was primarily driven by the acquisition of Ruth’s Chris, offset by same-restaurant sales decreases. The decrease in same-restaurant sales for the second quarter of fiscal 2024 resulted from a 6.0 percent decrease in same-restaurant guest counts offset by a 4.5 percent increase in average check. The decrease in U.S. same-restaurant sales for the six months of fiscal 2024 resulted from a 6.5 percent decrease in same-restaurant guest counts offset by a 4.5 percent increase in average check.
Other Business’ sales increase for the second quarter of fiscal 2024 was primarily driven by revenue from new restaurants offset by U.S. same-restaurant sales decreases. The decrease in same-restaurant sales for the second quarter of fiscal 2024 resulted from a 3.4 percent decrease in same-restaurant guest counts offset by a 2.5 percent increase in average check. Other Business’ sales increase for the six months of fiscal 2024 was primarily driven by revenue from new restaurants and by U.S. same-restaurant sales increases. The increase in U.S. same-restaurant sales for the six months of fiscal 2024 resulted from a 2.9 percent increase in average check offset by a 2.5 percent decrease in same-restaurant guest counts.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters and six months ended November 26, 2023 and November 27, 2022.

	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	31.0	32.9	31.1	32.7
Restaurant labor	32.3	32.5	32.2	32.5
Restaurant expenses	16.5	16.8	16.4	16.6
Marketing expenses	1.4	1.3	1.4	1.2
General and administrative expenses	4.2	3.6	4.9	3.6
Depreciation and amortization	4.1	3.9	4.1	3.9
Impairments and disposal of assets, net	0.3	(0.4)	0.2	(0.3)
Total operating costs and expenses	89.8%	90.6%	90.3%	90.3%
Operating income	10.2	9.4	9.7	9.7
Interest, net	1.4	0.8	1.2	0.8
Earnings before income taxes	8.9	8.6	8.5	8.9
Income tax expense	1.1	1.0	1.1	1.1
Earnings from continuing operations	7.8%	7.5%	7.5%	7.7%
Quarter Ended November 26, 2023 Compared to Quarter Ended November 27, 2022

•Food and beverage costs decreased as a percent of sales primarily due to a 1.7% impact from pricing leverage.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.1% impact from sales leverage, a 0.4% productivity improvement and a 0.3% impact related to brand mix including Ruth’s Chris, partially offset by a 1.5% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 0.5% impact from sales leverage, a 0.2% impact from workers’ compensation and a 0.2% impact from other, partially offset by a 0.4% impact from inflation and a 0.2% impact related to brand mix including Ruth’s Chris.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses increased as a percent of sales primarily due to a 0.5% impact from incentive pay accrual, 0.2% impact from Ruth’s Chris transaction and integration costs and a 0.2% impact from inflation, partially offset by a 0.3% impact from sales leverage.
•Depreciation and amortization expenses increased as a percent of sales primarily due the acquisition of Ruth’s Chris as well as overall capital expenditures.
•Impairment and disposal of assets, net increased as a percent of sales primarily due to the decision to close one location during fiscal 2024 and write-offs of acquired Ruth’s Chris assets compared to gains on the sale of properties last year.
Six months ended November 26, 2023 Compared to Six Months Ended November 27, 2022

•Food and beverage costs decreased as a percent of sales primarily due to a 1.9% impact from pricing leverage, partially offset by a 0.2% impact from inflation.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.4% impact from sales leverage, a 0.4% impact from productivity improvement and a 0.2% impact related to brand mix including Ruth’s Chris, partially offset by a 1.7% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 0.8% impact from sales leverage, partially offset by a 0.5% impact from inflation and a 0.2% impact related to brand mix including Ruth’s Chris.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses increased as a percent of sales primarily due to a 0.6% impact from the Ruth’s Chris transaction and integration costs, a 0.5% impact from incentive pay accrual, a 0.1% impact from inflation and a 0.1% impact from brand mix, partially offset by a 0.2% impact from sales leverage.

•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Ruth’s Chris as well as overall capital expenditures.
•Impairment and disposal of assets, net increased as a percent of sales primarily due to five properties that either closed or will close during fiscal 2024 and write-offs of acquired Ruth’s Chris assets, compared to gains on the sale of properties last year.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the quarter and six months ended November 26, 2023 primarily due to interest related to financing the acquisition of Ruth’s Chris. See Liquidity and Capital Resources for a description of the financing. At the closing date of acquisition, we entered into a $600 million 3-year Term Loan which was paid off upon issuance of $500.0 million of senior notes issued during the quarter ended November 26, 2023. See Liquidity and Capital Resources below and Note 2 for a description of the Term Loan and senior notes issuance.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 26, 2023 and November 27, 2022 was 12.1 percent. The effective income tax rate for continuing operations for the six months ended November 26, 2023 was 12.4 percent compared to an effective income tax rate for the six months ended November 27, 2022 of 13.0 percent. This change was primarily driven by the impact of federal tax credits.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduces a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income. The impact of the IRA excise tax and CAMT are immaterial to our consolidated financial statements for the quarter and six months ended November 26, 2023.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and six months ended of fiscal 2024 were $0.2 million ($0.00 per diluted share) and $0.5 million ($0.00 per diluted share) compared with losses from discontinued operations for the second quarter and six months ended of fiscal 2023 of $0.3 million ($0.00 per diluted share) and $0.9 million ($0.01 per diluted share).
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

	Three Months Ended			Six Months Ended
Segment	November 26, 2023	November 27, 2022	Change	November 26, 2023	November 27, 2022	Change
Olive Garden	21.0%	18.6%	240 BPS	21.2%	18.9%	230 BPS
LongHorn Steakhouse	17.4%	14.3%	310 BPS	17.5%	14.7%	280 BPS
Fine Dining	17.8%	19.3%	(150) BPS	16.3%	17.9%	(160) BPS
Other Business	12.9%	11.6%	130 BPS	14.0%	12.7%	130 BPS
1 Segment profit margin calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales.
The increase in Olive Garden’s segment profit margin for the second quarter and six months of fiscal 2024 was driven primarily by positive same-restaurant sales, lower food and beverages costs, restaurant labor costs and restaurant expense, partially offset by increased marketing costs. The increase in Longhorn Steakhouse’s segment profit margin for the second quarter and six months of fiscal 2024 was driven primarily by positive same-restaurant sales as well as lower food and beverages costs, restaurant labor and restaurant expenses. The decrease in Fine Dining’s segment profit margin for the second quarter and six months of fiscal 2024 was driven primarily by negative same-restaurant sales and higher restaurant labor costs, restaurant expenses and marketing costs. The increase in Other Business’ segment profit margin for the second quarter of fiscal 2024 was driven primarily by increased franchise revenue with the addition of Ruth’s Chris and lower food and beverage costs, partially offset by negative same-restaurant sales and increased restaurant labor costs. The increase in Other Business’ segment profit margin for the six months of fiscal 2024 was driven primarily by positive same-restaurant sales, increased franchise revenue with the addition of Ruth’s Chris and lower food and beverage costs, partially offset by increased restaurant labor costs.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement replaced our prior $1.0 billion Revolving Credit Agreement (Prior Revolving Credit Agreement), dated as of September 10, 2021, and the Prior Revolving Credit Agreement was terminated concurrently with our entry into the Revolving Credit Agreement. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type, and consistent with our Prior Revolving Credit Agreement. As of November 26, 2023, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of November 26, 2023, $350.0 million of commercial paper was outstanding in addition to $0.5 million of letters of credit outstanding, which were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of November 26, 2023, we had $899.5 million of credit available under the Revolving Credit Agreement.
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
The Revolving Credit Agreement matures on October 23, 2028, and the proceeds may be used for working capital and capital expenditures, the refinancing of certain indebtedness, certain acquisitions and general corporate purposes.

On May 31, 2023, the Company also entered into a senior unsecured $600 million 3-year Term Loan Credit Agreement (Term Loan) with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Revolving Credit Agreement, as amended. We borrowed $600 million under the Term Loan to fund a portion of the consideration paid in connection with the acquisition of Ruth’s Chris. The $600 million outstanding under the Term Loan were subsequently paid in full on October 10, 2023 with the $500 million proceeds from our 2033 Note (as defined and discussed below) along with $100 million from cash on hand. The Term Loan was terminated on October 10, 2023 in connection with its payment in full and no amounts remain outstanding.

On October 10, 2023, the Company entered into $500 million aggregate principal amount of its 6.300% Senior Notes due 2033 (the 2033 Notes) pursuant to the provisions of the Underwriting Agreement, dated October 4, 2023 (Underwriting Agreement), among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The 2033 Notes were issued under the Company’s Indenture, dated as of January 1, 1996 (Base Indenture), between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023 (Second Supplemental Indenture), among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor trustee with respect to the 2033 Notes. The 2033 Notes will mature on October 10, 2033. Interest on the 2033 Notes will be paid semi-annually in arrears on April 10 and October 10 of each year, commencing on April 10, 2024, to holders of record on the preceding March 26 or September 25, as the case may be.
As of November 26, 2023, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$500.0 million of unsecured 6.300 percent senior notes due in October 2033;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 26, 2023, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities of continuing operations decreased to $609.9 million for the first six months of fiscal 2024, from $635.6 million for the six months of fiscal 2023. Net cash flows provided by operating activities include net earnings from continuing operations of $407.1 million and $381.1 million in the first six months of fiscal 2024 and 2023, respectively. Net cash flows provided by operating activities decreased in fiscal 2024 primarily due to the change in working capital compared to fiscal 2023.
Net cash flows used in investing activities of continuing operations were $1.02 billion for the first six months of fiscal 2024, compared to $273.4 million for the first six months of fiscal 2023. Capital expenditures increased to $312.4 million for the first six months of fiscal 2024 from $280.3 million for the first six months of fiscal 2023 reflecting an increase in new restaurant construction and remodel activity during fiscal 2024. Net cash used in the acquisition of Ruth’s Chris was $699.9 million during fiscal 2024.
Net cash flows provided by financing activities of continuing operations were $216.7 million for the first six months of fiscal 2024, compared to net cash used by financing activities of $534.9 million for the first six months of fiscal 2023. Net cash flows provided by financing activities for the first six months of fiscal 2024 included net proceeds from issuance of short term debt of $350.0 million, net proceeds from the 2033 Notes of $500.0 million, dividends paid of $315.7 million and share repurchases of $323.9 million. Net cash flows used in financing activities for the first six months of fiscal 2023 included dividends paid of $296.5 million and share repurchases of $299.2 million, partially offset by net proceeds from the issuance of short-term debt of $58.0 million. Dividends declared by our Board of Directors totaled $2.62 and $2.42 per share for the first six months of fiscal 2024 and 2023, respectively.
On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration. During the quarter and six months ended November 26, 2023, we repurchased 1.2 million and 2.1 million shares of our common stock, respectively, compared to 0.7 million and 2.4 million shares of our common stock, respectively, during the quarter and six months ended November 27, 2022.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impairment of our assets, including goodwill or trademarks, adversely affects our financial position and results of operations, and our leverage ratio for purposes of our Revolving Credit Agreement. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement.  At November 26, 2023, write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $530.9 million would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
FINANCIAL CONDITION
Our current assets totaled $867.7 million as of November 26, 2023, compared to $997.7 million as of May 28, 2023. The decrease was primarily due to a decrease in cash and cash equivalents.
Our current liabilities totaled $2.38 billion as of November 26, 2023, compared to $1.94 billion as of May 28, 2023. The increase was primarily driven by an increase in short-term debt as well as an increase in other current liabilities and unearned revenues associated with the acquisition of Ruth’s Chris.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 26, 2023, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $65.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $78.1 million. The fair value of our long-term fixed and variable rate debt outstanding as of November 26, 2023, averaged $1.37 billion, with a high of $1.47 billion and a low of $858.8 million during the six months of fiscal 2024. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 26, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 26, 2023.
During the fiscal quarter ended November 26, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 26, 2023.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 28, 2023 through October 1, 2023	600,888	$148.18	600,888	$419.9
October 2, 2023 through October 29, 2023	492,559	$139.69	492,559	$351.1
October 30, 2023 through November 26, 2023	155,781	$148.60	155,781	$328.0
Quarter-to-Date	1,249,228	$144.89	1,249,228	$328.0

(1)All of the shares purchased during the quarter ended November 26, 2023 were purchased as part of our repurchase program. On June 22, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on June 23, 2022, does not have an expiration date.
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

Item 5. Other Information
During the quarter ended November 26, 2023, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Exhibit Title
4.1
Second Supplemental Indenture, dated October 4, 2023, among the Company, Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee, and U.S. Bank Trust Company, National Association, as trustee for the Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 10, 2023).

4.2
Officers’ Certificate and Authentication Order, dated October 10, 2023, for the 6.300% Senior Notes due 2033 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, as amended and supplemented by the First Supplemental Indenture, dated as of February 20, 2018, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee, as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023, among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor trustee with respect to the Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 10, 2023).

10.1
Revolving Credit Agreement, dated as of October 23, 2023, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 24, 2023).

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

DARDEN RESTAURANTS, INC.

Dated:	January 3, 2024	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)