Form 10-K
period 2024-05-26
DARDEN RESTAURANTS INC
filed 2024-07-19
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of $156.01 per share as reported on the New York Stock Exchange on November 24, 2023, was approximately: $18,588,900,000.
Number of shares of Common Stock outstanding as of May 26, 2024: 118,862,950.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on September 18, 2024, to be filed with the Securities and Exchange Commission no later than 120 days after May 26, 2024, are incorporated by reference into Part III of this Report.

DARDEN RESTAURANTS, INC.
FORM 10-K
FISCAL YEAR ENDED MAY 26, 2024

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in or incorporated into this report regarding the expected increase in sales from continuing operations, same-restaurant sales, the number of our restaurants, our annual effective tax rate and capital expenditures in fiscal 2025, and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Item 1A below under the heading “Risk Factors.”

PART I
Item 1. BUSINESS

Introduction
Darden Restaurants, Inc. is a full-service restaurant company, and as of May 26, 2024, we owned and operated 2,031 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House® (“Ruth’s Chris”), The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® (“Eddie V’s”), and The Capital Burger® trademarks. As of May 26, 2024, we also had 146 restaurants operated by independent third parties pursuant to area development and franchise agreements and 4 restaurants operating under contractual agreements. The following table details the number of company-owned and operated restaurants, as well as those operated under franchise and contractual agreements, as of May 26, 2024:

Number of Restaurants	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House (1)	Ruth’s Chris	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total
Owned and operated:
United States	912	575	181	88	80	66	44	43	30	4	2,023
Canada	8	—	—	—	—	—	—	—	—	—	8
Total	920	575	181	88	80	66	44	43	30	4	2,031
Franchised:
United States (2)	11	19	3	—	51	—	—	1	—	—	85
Latin America	31	—	—	—	2	2	—	—	—	—	35
Canada	—	—	—	—	6	—	—	—	—	—	6
Asia	3	—	—	—	14	—	—	—	—	—	17
Middle East	1	—	—	—	—	—	—	—	—	—	1
The Caribbean	1	—	—	—	1	—	—	—	—	—	2
Total	47	19	3	—	74	2	—	1	—	—	146
Operated:
United States	—	—	—	—	4	—	—	—	—	—	4
Total	—	—	—	—	4	—	—	—	—	—	4
Grand Total	967	594	184	88	158	68	44	44	30	4	2,181
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

On June 14, 2023, we completed our acquisition of Ruth’s Hospitality Group, Inc., a Delaware corporation (“Ruth’s”), for $21.50 per share in cash. Ruth’s is the owner, operator and franchisor of restaurants under the Ruth’s Chris Steak House® trademark. As of the closing, Ruth’s Chris Steak House had 155 locations around the globe, including 81 company-owned or company-operated restaurants and 74 franchised restaurants.

On July 17, 2024, we entered into an agreement to acquire all of the outstanding shares of Chuy’s Holdings, Inc.(“Chuy’s Holdings”), a Delaware corporation, for $37.50 per share in an all-cash transaction with an enterprise value of approximately

$605 million. Chuy’s Holdings is the owner and operator of restaurants under the Chuy’s Fine Tex-Mex ® (“Chuy’s”) trademark. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to be completed in the second quarter of fiscal 2025.

We have a 52/53 week fiscal year ending the last Sunday in May. Our fiscal year 2024 ended May 26, 2024 and consisted of 52 weeks, fiscal 2023 ended May 28, 2023 and consisted of 52 weeks, and fiscal 2022 ended May 29, 2022 and consisted of 52 weeks.
The following description of our business should be read in conjunction with the information in Part II of this report under the caption “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”
Segment Information
We manage our restaurant brands in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: 1) Olive Garden, 2) LongHorn Steakhouse, 3) Fine Dining (which includes Ruth’s Chris, The Capital Grille and Eddie V’s) and 4) Other Business (which includes Cheddar’s Scratch Kitchen, Yard House, Bahama Breeze, Seasons 52, The Capital Burger and ongoing royalties and other fees from our franchise operations and contractually managed locations). External sales are derived principally from food and beverage sales, we do not rely on any major customers as a source of sales and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.
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
Most dinner menu entrée prices range from $11.50 to $21.50, and most lunch menu entrée prices range from $9.50 to $11.50. The price of each entrée includes as much fresh salad or soup and breadsticks as a guest desires. During fiscal 2024, the average check per person (defined as total sales divided by number of entrées sold) was approximately $23.00, with alcoholic beverages accounting for 5.0 percent of Olive Garden’s sales. Olive Garden maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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
Most dinner menu entrée prices range from $13.50 to $39.00, and most lunch menu entrée prices range from $9.00 to $12.00. The price of most entrées includes a side and/or salad and as much freshly baked bread as a guest desires. During fiscal 2024, the average check per person was approximately $27.50, with alcoholic beverages accounting for 8.6 percent of LongHorn Steakhouse’s sales. LongHorn Steakhouse maintains different menus for dinner and lunch and different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
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

Most dinner menu entrée prices range from $10.00 to $23.00, and most lunch menu entrée prices range from $9.00 to $11.00. During fiscal 2024, the average check per person was approximately $18.50, with alcoholic beverages accounting for 7.6 percent of Cheddar’s Scratch Kitchen’s sales. Cheddar’s Scratch Kitchen features different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Yard House
Yard House is a full-service restaurant brand operating in metropolitan areas across the United States and is known for great food, classic rock and over 100 draft beer offerings. The American menu includes more than 100 chef driven items with a wide range of appetizers, burgers and steaks, street tacos, salads, sandwiches and a generous selection of vegetarian dishes. Yard House opened its first restaurant in 1996 and we acquired Yard House in August 2012.
Yard House design elements create a contemporary, yet casual, “come as you are” environment. Most lunch and dinner menu entrée prices range from $10.00 to $51.00. During fiscal 2024, the average check per person was approximately $35.00, with alcoholic beverages accounting for 31.3 percent of Yard House’s sales. Yard House maintains different menus and selections of craft beers across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Ruth’s Chris
Ruth’s Chris is one of the largest fine dining steakhouse restaurant brands in the world. The menu features a broad selection of high-quality USDA Prime and Choice grade steaks and other premium offerings served in Ruth’s Chris’ signature fashion —“sizzling”— complemented by other traditional menu items inspired by its New Orleans heritage. Ruth’s Chris complements its distinctive food offerings with an award-winning wine list. Ruth’s Chris opened its first restaurant in 1965 and we acquired Ruth’s Chris in June 2023.
Most dinner menu entrée prices range from $40.00 to $85.00 and most lunch menu entrée prices range from $16.00 to $65.00. During fiscal 2024, the average check per person was approximately $101.00, with alcoholic beverages accounting for 19.9 percent of Ruth’s Chris’ sales. Ruth’s Chris offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
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
Most dinner menu entrée prices range from $38.00 to $95.00 and most lunch menu entrée prices range from $22.00 to $52.00. During fiscal 2024, the average check per person was approximately $101.50, with alcoholic beverages accounting for 26.2 percent of The Capital Grille’s sales. The Capital Grille offers different menus for dinner and lunch and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
Seasons 52
Seasons 52 is an internally-developed full-service restaurant brand with a casually sophisticated, fresh grill and wine bar that offers a seasonally changing menu with all items under 595 calories. The menu includes an international collection of wines, along with exceptional signature handcrafted cocktails. In 2003, Seasons 52 opened its first restaurant in Orlando, Florida.
Most lunch and dinner menu entrée prices range from $13.00 to $49.50. During fiscal 2024, the average check per person was approximately $51.00, with alcoholic beverages accounting for 22.7 percent of Seasons 52’s sales. Seasons 52 maintains an all-day menu in addition to different seasonal offerings, a pared-down lunch menu and a happy-hour menu.
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

Most lunch and dinner menu entrée prices range from $9.00 to $29.00. During fiscal 2024, the average check per person was approximately $33.50, with alcoholic beverages accounting for 21.0 percent of Bahama Breeze’s sales. Bahama Breeze maintains different menus across its trade areas to reflect geographic differences in consumer preferences, prices and selections, as well as a smaller portioned, lower-priced children’s menu.
Eddie V’s
Eddie V’s is a fine dining restaurant brand with locations in major metropolitan cities in the United States, with a sophisticated and contemporary ambiance, featuring live music trios nightly in the V Lounge. Dishes are artistically prepared and feature seasonal seafood and critically acclaimed prime steaks, hand cut and broiled to perfection. The atmosphere provides an alluring dining experience reminiscent of a modern day Gatsby, infusing an indulgent experience with an irresistible vibe. Eddie V’s opened its first restaurant in 2000 and we acquired Eddie V’s in November 2011.
Most dinner menu entrée prices range from $40.00 to $114.00. During fiscal 2024, the average check per person was approximately $120.50, with alcoholic beverages accounting for 28.1 percent of Eddie V’s sales. Eddie V’s maintains different menus for dinner and varies its wine list to reflect geographic differences in consumer preferences, prices and selections.
The Capital Burger
The Capital Burger is an internally-created, development-stage full-service restaurant concept with locations primarily in major metropolitan cities in the United States that offers guests a luxe burger experience. The Capital Burger opened its first restaurant in 2018. The menu features burgers made with a proprietary beef blend, sandwiches and appetizers. It is a bar-centric concept offering local craft beers, a unique wine list and spiked shakes. Multiple items take from the parentage of The Capital Grille, like the signature Stoli Doli, a pineapple-infused martini.
Most lunch and dinner menu entrée prices range from $18.00 to $42.00. During fiscal 2024, the average check per person was approximately $35.50, with alcoholic beverages accounting for 27.2 percent of The Capital Burger’s sales. The Capital Burger maintains an all-day menu in addition to a happy hour menu.
The following table shows our restaurant growth over the last five years and lists the number of restaurants owned and operated by each of our brands and concept as of the end of the fiscal years indicated. The table excludes our restaurants operated by independent third parties pursuant to area development, franchise, and contractual agreements. The final column in the table lists our total sales from continuing operations for the fiscal years indicated.

Fiscal Year	Olive Garden	LongHorn Steakhouse	Cheddar’s Scratch Kitchen	Yard House	Ruth’s Chris	The Capital Grille	Seasons 52	Bahama Breeze	Eddie V’s	The Capital Burger	Total Restaurants	Total Sales (in millions) (1)
2020	868	522	165	81	—	58	44	41	23	2	1,804	$7,806.9
2021	875	533	170	81	—	60	44	42	26	3	1,834	$7,196.1
2022	884	546	172	85	—	62	45	42	28	3	1,867	$9,630.0
2023	905	562	180	86	—	62	44	42	29	4	1,914	$10,487.8
2024	920	575	181	88	80	66	44	43	30	4	2,031	$11,390.0
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
Our operating philosophy remains focused on strengthening the core operational fundamentals of the business by providing an outstanding guest experience rooted in culinary innovation, attentive service, engaging atmosphere, and integrated marketing. Darden enables each brand to reach its full potential by leveraging its scale, insights, and experience in a way that protects uniqueness and competitive advantages. Additionally, our brands can capitalize on data driven insights to deliver customized one-

to-one customer relationship marketing. We hold ourselves accountable for operating our restaurants with a sense of urgency to achieve our commitments to all of our stakeholders.
Recent and Planned Restaurant Growth
During fiscal 2024, we added 80 net company-owned Ruth's Chris restaurants and 37 other net new restaurants in the United States. Our fiscal 2024 actual restaurant openings and closings, fiscal 2025 projected openings, and approximate capital investment, square footage and dining capacity, by brand (4), are shown below:

	Actual - Fiscal 2024			Projected - Fiscal 2025 (4)	Pro-Forma New Restaurants (4)
	Restaurant Openings	Acquired	Restaurant Closings	New Restaurant Openings	Capital Investment Range (1) (in millions)			Approximate Square Feet (2)	Approximate Dining Seats (3)
Olive Garden	20	—	5	14-17	$4.5	-	$6.2	7,700	250
LongHorn Steakhouse	17	—	4	14-17	$3.8	-	$5.1	5,700	180
Cheddar’s Scratch Kitchen	4	—	3	2-3	$4.0	-	$5.5	6,400	210
Yard House	2	—	—	2-3	$7.5	-	$9.7	9,000	330
Ruth’s Chris	3	78	1	3-4	$6.5	-	$8.4	8,500	300
The Capital Grille	4	—	—	6-7	$8.7	-	$10.2	10,000	320
Seasons 52	—	—	—	1-2	$6.0	-	$7.2	7,200	200
Bahama Breeze	1	—	—	1-2	$5.8	-	$7.1	7,700	210
Eddie V’s	2	—	1	1-2	$8.7	-	$10.2	10,000	320
Totals	53	78	14	45-50

(1)Includes cash investments for building, equipment, furniture and other construction costs; excludes internal capitalized overhead, pre-opening expenses, tenant allowance and future lease obligations. Olive Garden, LongHorn Steakhouse and Cheddar’s Scratch Kitchen capital investments are based on costs associated with land-only leases; Yard House, Ruth’s Chris, The Capital Grille, Seasons 52, Bahama Breeze and Eddie V’s capital investments are based on ground and building leases. Actual costs can vary significantly depending on the specific location.
(2)Includes all space under the roof, including the coolers and freezers; based on primary prototypes.
(3)Includes bar dining seats and patio seating, but excludes bar stools.
(4)The Capital Burger is a development-stage concept with limited pro-forma information, and as such, it is excluded from this table.
While our objective is to continue to expand all of our restaurant brands, the actual number of openings for each of our brands for fiscal 2025 will depend on many factors, including our ability to recruit and train restaurant management and hourly personnel, locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, and complete construction.
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

Each Olive Garden restaurant is led by a General Manager, and each LongHorn Steakhouse and Cheddar’s Scratch Kitchen restaurant is led by a Managing Partner. Each also has three to six additional managers, depending on the operating complexity and sales volume of the restaurant. In addition, each restaurant typically employs between 35 to 200 hourly team members, most of whom work part-time. Restaurant General Managers or Managing Partners report to a Director of Operations who is responsible for approximately five to eleven restaurants. Each Director of Operations reports to a Divisional Vice President of Operations who is responsible for between 80 and 120 restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.
Each Yard House, Ruth’s Chris and Bahama Breeze restaurant is led by a General Manager, and each The Capital Grille, Seasons 52, Eddie V’s and The Capital Burger restaurant is led by a Managing Partner. Each also has three to ten additional managers. Each Yard House, Ruth’s Chris, The Capital Grille, Seasons 52 and Eddie V’s restaurant has one executive chef and most have one to two sous chefs. Each Bahama Breeze and The Capital Burger restaurant has one to three culinary managers. In addition, each restaurant typically employs between 50 to 200 hourly team members, most of whom work part-time. The General Manager or Managing Partner of each restaurant reports directly to a Director of Operations, who has operational responsibility for approximately three to eleven restaurants. Restaurants are visited regularly by operations management, including officer level executives, to help ensure strict adherence to all aspects of our standards and to solicit feedback on opportunities for improvement.

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

Sourcing and Distribution

Ensuring available, safe, high-quality food and supplies at competitive prices to all our restaurants depends on reliable sources of procurement. Our sourcing staff sources, negotiates, and purchases food and supplies from more than 1,500 suppliers whose products originate in more than 35 countries. Suppliers must meet our strict quality control standards in the development, harvest, catch and production of food products. We leverage competitive bids, long-term contracts and strategic supplier relationships to manage availability and cost of products.

We contribute to Darden’s scale advantage, by directly sourcing product utilizing our supplier relationships, product expertise, dedicated distribution network, and food safety. Our staff travels routinely within the United States and internationally to source top-quality food and supplies at competitive prices. We actively engage with and monitor our suppliers, both in person and remotely, including hosting virtual visits and audits. We have excellent long-term relationships with key suppliers and usually source our product directly from producers (not brokers or intermediaries). We actively support several national minority supplier organizations to ensure that we incorporate women- and minority-owned businesses in our sourcing decisions.

We enter into long-term agreements with multiple third-party national distribution companies to deliver food and supplies to our restaurants. Under these arrangements we maintain ownership of the food and supplies inventory through our subsidiary Darden Direct Distribution, Inc. (Darden Direct). We store inventory in distribution company warehouses that are wholly or, in certain instances, primarily dedicated to Darden. Because of the rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to sales.

We continue to drive automation of our supply chain by collaborating with our suppliers, logistics partners and distributors to improve optimization with information visibility and other technological advances. These and other terms of Darden Direct’s long-term supply agreements further enable our sourcing staff to integrate demand forecasts into our purchasing operations, driving efficiencies in our operations.

Integrated Marketing

Our restaurants appeal to a broad spectrum of consumers. To further strengthen our brands, we are focused on highlighting what makes each one unique. That’s why, when it comes to marketing, any activity our brands undertake is evaluated through three filters: First, it needs to elevate brand equity by bringing the brand’s competitive advantages to life. Second, it should be simple to execute. We will not jeopardize all the work we have done to simplify operations, which allows our teams to consistently deliver memorable guest experiences. And finally, it will not be at a deep discount. We are focused on providing great value to our guests, but doing so in a way that drives profitable sales growth.

Integrated marketing is a key element of our strategy, and our scale enables us to be a leading advertiser in the full-service dining segment of the restaurant industry. Olive Garden leverages the efficiency of national advertising, on both traditional and streaming television, supplemented with targeted digital media investments. LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris Steak House, The Capital Grille, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger also use digital marketing to build engagement and loyalty.

In fiscal 2024, we continued a multi-year effort to implement new technology platforms that allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. We also continued making improvements to our online and mobile ordering and payment systems across all of our brands. In addition, we continued working on developing sophisticated customer relationship management programs, data analytics and data-driven marketing approaches to effectively and efficiently target our existing and potential guests across our portfolio of brands. This enables us to tailor our messaging and offerings depending on guest visit history, preferences and brand loyalty. Finally, we have developed and consistently use sophisticated consumer marketing research techniques to monitor guest satisfaction and evolving food service trends and marketplace dynamics.

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

We closely track and assess a variety of metrics that help us evaluate our performance on each of these imperatives.

Hire. We are committed to attracting, engaging, developing and retaining a workforce that mirrors the diversity of our guests and the communities in which we operate. We track a variety of workforce statistics to help us understand the gender, racial and ethnic diversity of our team members. Key team member statistics as of the end of fiscal 2024 included the following:

Total team members (hourly and salaried)	191,105
Total number of hourly team members	180,207
Percent of hourly team members – female	58%
Percent of hourly team members – members of racial or ethnic minority groups	56%
Total number of new hires of hourly team members during fiscal 2024	137,038
Percent of hourly new hires – female	57%
Percent of hourly new hires – members of racial or ethnic minority groups	56%

In addition to the gender, racial and ethnic diversity of our workforce, our team members are also very diverse in age; we employ members of five generations of the United States population: Traditionalists, Baby Boomers, Generation X, Millennials and Centennials. We provide our EEO-1 report and additional details about our inclusion and diversity programs on our website at www.darden.com.

Train. We succeed because of our people, and with our success come rewards, recognition and great opportunities for our team members. We regularly invest in our team members’ careers by providing the tools they need to succeed in their current roles, to grow personally and professionally, and to deliver exceptional experiences to our guests each day. With thousands of leadership positions across our restaurants, we provide a pathway and training for thousands of individuals across the country to advance from entry-level jobs into management roles. In fiscal 2024, 65% of the participants in our restaurant Manager In Training program were internal promotions and 100% of the new General Managers or Managing Partners were internal promotions.

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

We regularly review our pay and benefits programs to identify and implement enhancements to the ways we reward our team members. Since fiscal 2022, we have maintained a policy that each hourly restaurant team member company-wide would earn a minimum hourly wage of at least $12 per hour, inclusive of tip income. For fiscal 2024, across all of our brands, our hourly team members earned, on average, more than $23 per hour, far exceeding that minimum wage. In fiscal 2024, we also invested an additional $3 million in subsidies to reduce or keep flat the medical premiums that our team members pay to participate in our medical insurance program. Further, in fiscal 2024, the Darden Restaurants Foundation continued the Next Course Scholarship program for children and dependents of our team members that launched during fiscal 2023. In its second year, the program awarded scholarships worth $3,000 each to more than 100 children or dependents of Darden team members. In January 2023, we introduced a new benefit for restaurant team members called Fast Fluency. For many of our team members, English is not their first language, and this program provides the opportunity to learn English for free.

None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good. We conduct engagement surveys with hourly team members and management twice a year through Gallup, and Darden’s overall engagement is well above the average for both U.S. and International companies as measured by Gallup.

Consistent with our core values of respect, caring and teamwork, in fiscal 1999, we established a program called Darden Dimes to help fellow Darden team members in need. Darden Dimes provides short-term financial grants to team members experiencing financial need caused by unexpected emergencies or catastrophic natural disasters. Participating team members donate as little as 10 cents from each paycheck to the Darden Dimes fund, which raised over $2.0 million and granted $1.7 million in fiscal 2024.

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

Darden’s consolidated turnover rate for hourly team members during fiscal 2024 was 80%, one of the lowest rates in the restaurant industry. Each of our brands experienced a turnover rate during fiscal 2024 that was lower than the most recent relevant casual dining or fine dining turnover rate for their segment of the industry as reported in The People ReportTM by Black Box IntelligenceTM. Darden’s consolidated restaurant management turnover rate of 16% was also significantly lower than the broader restaurant industry benchmark. Our executive leadership (vice president and above) has an average of over 19 years of experience with Darden, while our restaurant General Managers and Managing Partners have an average of 14 years of experience with us.
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

Our management believes that our current systems and practice of implementing regular updates positions us well to support current needs and future growth. We use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors on a quarterly basis who have oversight of risks related to cybersecurity threats. These reports are also provided periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.

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
Trademarks and Service Marks
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, The Capital Burger®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
Franchises, Joint Ventures and New Business Development
As of May 26, 2024, we owned and operated 2,031 restaurants through subsidiaries in the United States and Canada. We own all of those locations, except for 2 restaurants managed by us and owned by joint ventures in which we hold a majority ownership. We also operate 4 restaurants under contractual agreements. In all instances, we maintain control over the use of our service marks and receive management fees, which are not material to our consolidated financial statements.
As of May 26, 2024, franchisees operated 85 franchised restaurants in the United States and 61 franchised restaurants outside of the United States. We have area development, franchise and/or license agreements in place with unaffiliated operators to develop and operate Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, The Capital Grille, Ruth’s Chris and Bahama Breeze restaurants in the following regions:
•United States (including Puerto Rico and Guam),
•Canada,
•Mexico,
•Central and South America (Brazil, Costa Rica, Ecuador, El Salvador and Panama),
•Asia (Philippines, China, Hong Kong, Taiwan, Indonesia, Singapore and Japan)
•Caribbean (Aruba, Jamaica, Bahamas, Barbados and Cayman Islands),
•Middle East (Saudi Arabia and Qatar).
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
The restaurants operating under contractual agreements are also reflected in the table under the “Introduction” section of this Item 1. We do not have an ownership interest in any of these locations, but we receive incentive and royalty fees under the management agreements. The amount of income we derive from our managed agreement arrangements is not material to our consolidated financial statements.
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
During fiscal 2024, 11.0 percent of our sales were attributable to the sale of alcoholic beverages. Regulations governing their sale require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time. These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. In recent years, many states have modified their regulations to permit To Go sales of alcoholic beverages, and in some locations we now offer a variety of alcoholic beverages, including in bottles, from draft and mixed drinks To Go. The failure of a restaurant to obtain or retain these alcoholic beverage licenses or to comply with regulations governing the sale of alcoholic beverages would adversely affect the restaurant’s operations. We also are subject in certain states to “dram shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party. We carry liquor liability coverage as part of our comprehensive general liability insurance.
We also are subject to federal, state and local minimum wage laws and other laws governing such matters as overtime, tip credits, working conditions, paid leave, safety standards, and hiring and employment practices. In April 2024, the U.S. Department of Labor announced updates to the Fair Labor Standards Act overtime rules that, in two stages, one on July 1, 2024 and a second on January 1, 2025 increase the salary threshold above which non-exempt workers are required to be paid overtime.
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
We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2024, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
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

Sustainability

The sustainability of our food sources and restaurant operations is a key component of providing great service and food to our guests. During fiscal 2024, we remained focused on our climate strategy, restaurant sustainability metrics and Darden’s Animal Welfare Council. We will continue to adapt our sustainability approach with development or enhancement of integrated and strategic priorities in the near term across the enterprise, from the food we source to the operation of our restaurants.

Darden manages energy and water conservation within our restaurant operations and engages with our supply chain partners on sustainability topics including climate, deforestation and animal welfare. In fiscal 2024, Darden accelerated the reporting cycle for environmental metrics to be consistent with our financial results. Previously, environmental performance metrics were reported for the year prior. Additional environmental indicators, including energy and water consumption, waste generation and diversion, as well as Scope 3 greenhouse gas emissions, are reported on our website at www.darden.com/our-impact/communities/sustainability.

Greenhouse Gas (GHG) Emissions(1)
Fiscal Year Ended
(in metric tons CO2e)	May 26, 2024	May 28, 2023(3)	May 29, 2022
Average Per Restaurant (2)	400	410	412
Total - Scope 1 and 2	818,117(4)	785,862	769,811
(1)As of fiscal 2024, GHG reporting is for the same fiscal year for which current financial results are included in this report. Above emissions are for owned and operated restaurants only. Franchises are accounted for in our Scope 3 inventory.
(2)GHG Emissions per Restaurant Intensity Ratio includes only Scope 1 and 2 totals (as defined in the Corporate Accounting and Reporting Standard of the GHG Protocol) divided by the total number of restaurants.
(3)Fiscal 2023 emissions and intensity not previously reported.
(4)APEX Companies, LLC. provided statements of third-party verification to a limited assurance level for the above stated values for the fiscal years ended 2024, 2023 and 2022 in accordance with ISO Standard 14064-3 Second edition 2019-4 on greenhouse gases- Part 3: Specification with guidance for the verification and validation of GHG statements.

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

In fiscal 2024, the Foundation awarded approximately $4.3 million in grants to national organizations as well as local nonprofits including Second Harvest Food Bank of Central Florida and the Heart of Florida United Way. These organizations provide service to the public through hunger relief, community engagement, financial assistance, and the promotion of career opportunities in the culinary industry.

The Foundation continued to invest in mobile food pantry programs through its long-standing partnership with Feeding America. In fiscal 2024, the Foundation awarded a $2.0 million grant to help fund 10 additional refrigerated box trucks to help Feeding America increase access to nutritious food and address transportation needs at food banks that are under-resourced and serve communities with high percentages of food insecurity. The most recent donation marks a total of $18.3 million that the Foundation and Darden have contributed to the Feeding America network since 2010.

Our support of Feeding America and the fight against hunger goes hand-in-hand with our Darden Harvest program, which began in 2003 as a mechanism for delivering fresh and healthy food to people who need it. Each day, our restaurants collect surplus, wholesome food that is not served to guests and, rather than discarding the food, they prepare it for donation to local nonprofit feeding partners. In fiscal 2024, Darden contributed approximately 5.4 million pounds of food, the equivalent of more than 4.5 million meals provided to people in need across the communities served by our restaurants. As an added benefit of the Darden Harvest program, we are able to divert millions of pounds of surplus food from waste streams every year.

In fiscal 2024, as part of Darden’s continued commitment to inclusion and diversity, the Foundation donated an additional $500,000 to Boys & Girls Clubs of America to support the development and implementation of programming that will help youth embrace diversity and combat racial discrimination. The Youth for Unity curriculum provides meaningful, action-oriented solutions to address social injustice and racial inequity and help foster the next generation of leaders, problem-solvers and advocates for change.

The Foundation’s funding helps support the National Restaurant Association Educational Foundation’s ProStart program, a national high school program that introduces students to the restaurant industry and provides them with an industry-driven curriculum on topics ranging from culinary techniques to management skills. The Foundation’s fiscal 2024 contribution of $250,000 also supports the Restaurant Ready program to engage and encourage disconnected young people to pursue a path to employment and improve their quality of life.

We are also a proud member of the American Red Cross’ Annual Disaster Giving Program, which enables the Red Cross to respond to the needs of individuals and families impacted by disasters anywhere in the United States. In fiscal 2024, the Foundation provided $500,000 to the American Red Cross for the program. In addition to financial support, our restaurants donate meals to feed first responders and victims of natural disasters.

In fiscal 2024, the Foundation supported the second annual Next Course Scholarship program to help the children or dependents of Darden team members reach their educational goals. The Foundation has partnered with Scholarship America to administer the initiative, which provided scholarships for post-secondary education to children or dependents of eligible full-time and part-time Darden team members for the 2024-25 academic year. As a result, 102 children or dependents of Darden team members were awarded scholarships worth $3,000 each. These team members represent more than 90 different restaurants across eight of our brands and 34 states.

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
Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel and other related costs over which we may have little control. We have experienced and continue to experience higher than normal inflationary conditions with respect to most or all of these costs during fiscal 2024. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including beef, pork, chicken, seafood, cheese, butter and produce. The introduction of or changes to tariffs on imported food products, such as produce and seafood, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will continue to be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu offerings, and menu prices, and a failure to do so could adversely affect our operating results. We attempt to leverage our size to achieve economies of scale in purchasing, but there can be no assurances that we can always do so effectively. We are also subject to the general risks of inflation and its impact on the macroeconomic environment.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions, which could have a material adverse effect on our labor costs in those areas.
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
Certain economic and business factors and their impacts on the restaurant industry and other general macroeconomic factors, including unemployment, energy prices and interest rates that are largely beyond our control may adversely affect consumer behavior and our results of operations.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control, and may adversely affect consumer behavior and our results of operations. The full-service dining sector of the restaurant industry is affected by changes in international, national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, and the level of consumer acceptance of our restaurant brands. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.
General economic conditions, including slow global recovery from economic downturns, geopolitical conditions and uncertainty about the strength or pace of economic recovery, have also adversely affected our results of operations and may continue to do so. Economic recession, a protracted economic slowdown, a worsening economy, increased unemployment, increased inflation, increased energy prices, rising interest rates, a downgrade of the U.S. government’s long-term credit rating, imposition of retaliatory tariffs on important U.S. imports and exports or other industry-wide cost pressures have affected and can continue to affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. Economic uncertainty has caused and may continue to cause guests to make fewer discretionary purchases, and any significant decrease in our guest traffic or average profit per transaction will negatively impact our financial performance. In addition, if gasoline, natural gas, electricity and other energy costs remain at the current elevated levels or increase further, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency of their dining occasions, may spend less on each dining occasion or may choose more inexpensive food options.
Furthermore, we cannot predict the effects that actual or threatened armed conflicts, including the ongoing armed conflicts in the Ukraine and the Middle East, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns or result in increased costs for us due to security measures.
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
Our long-term growth depends substantially on our ability to recruit and retain high-quality team members to work in and manage our restaurants. Adequate staffing and retention of qualified restaurant team members is a critical factor impacting our guests’ experience in our restaurants. Maintaining adequate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning which has been complicated by the tight labor market in the United States and by the dynamics of changing consumer preferences. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to maintain our most qualified team members. A shortage of qualified candidates who meet all legal citizenship or work authorization requirements, failure to recruit and retain new team members in a timely manner or higher than expected turnover levels all could affect our ability to open new restaurants, grow sales at existing restaurants or meet our labor cost objectives. An inability to adequately monitor and proactively respond to team member dissatisfaction could lead to poor guest satisfaction, higher turnover, litigation and unionization, which could jeopardize our ability to meet our growth targets or impact our results of operations.
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
Our restaurant operations are subject to United States and Canadian federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care and other benefit or working condition regulations also have increased and may continue to increase our labor costs. These increased costs could, in turn, lead us to increase our menu prices, which could negatively impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in menu prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

Risks Relating to Health and Safety
Health concerns arising from food-related pandemics, outbreaks of flu, viruses or other diseases may have an adverse effect on our business.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as the novel coronavirus that caused COVID-19, norovirus, avian flu or “SARS,” “MERS,” H1N1 or “swine flu,” or other diseases. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. For example, public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry, and the inability to serve poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if the World Health Organization and/or The United States Centers for Disease Control were to restrict travel to affected geographic areas where we source our products, thus possibly impacting the continuity of supply. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.
A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products.  Even with strong preventative interventions and controls, food safety issues could be caused at the source or by food suppliers or distributors and, as a result, may be out of our control and require prompt action to mitigate impact.  In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, norovirus or salmonella, or other food safety issues including food tampering or contamination at one of our restaurants could adversely affect the reputation of our brands and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales. Social media has dramatically increased the speed with which negative publicity, including actual or perceived food safety incidents, is disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
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

We rely heavily on information systems across our operations, including for e-commerce, marketing programs, employee engagement, management of our supply chain, the point-of-sale processing system in our restaurants, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability, security and capacity of these systems. In addition, we must effectively respond to changing guest expectations and new technological developments and if we fail to implement emerging technologies as quickly and efficiently as our competitors, we may lose guests or employees. As technology continues to play an increasing role in our guests’ experiences, disruptions, failures or other performance issues with guest facing technology systems could impair the benefits that they provide to our business and negatively affect our relationship with our guests. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to the Company, our team members or guests. This could include the theft of our intellectual property, trade secrets or sensitive personal or financial information. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

From time-to-time, we and our third party service providers and suppliers experience unauthorized attempts to infiltrate and interrupt information systems. To date, interruptions of these information systems as a result of unauthorized infiltration attempts have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. For example, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our and our service providers’ and key suppliers’ cybersecurity risks. Unauthorized access, theft, use, destruction or other compromises are becoming increasingly sophisticated and may occur through a variety of methods, including attacks using malicious code, vulnerabilities in software, hardware or other infrastructure (including systems used by our supply chain), system misconfigurations, phishing or social engineering. Failure of our or our service providers’ information systems to function as intended, or cyber-attacks or security breaches, could result in loss of revenue, assets, personal data, intellectual property, trade secrets or other sensitive and confidential data, violation of applicable privacy and data security laws, reputational harm to the companies and their brands, operational disruptions, legal challenges and significant remediation and other costs, all of which could have a material adverse effect on our business.
Any such failures or disruptions, whether caused by system failures or threat actors attempting to infiltrate our systems, may cause delays in guest service, reduce efficiency in our operations, require significant capital investments to remediate the problem, result in customer, employee or advertiser dissatisfaction or otherwise result in negative publicity that could harm our reputation. We could also be subjected to litigation, regulatory investigations or the imposition of penalties. Such security breaches also could result in a violation of applicable U.S. and international privacy, cyber and other laws or trigger data breach notification laws, including new disclosure rules promulgated by the SEC, and subject us to private third party or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. As information security laws and regulations change and cyber risks evolve, we may be required to make significant capital investments and other expenditures to comply with new legal requirements, investigate security incidents, remedy cybersecurity issues, recuperate lost data, prevent future compromises and adapt systems and practices to react to the changing threat environment.

We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation and adverse publicity.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and suppliers. In addition, certain of our vendors receive and maintain certain personal, financial and other information about our employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding data privacy laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards. Complying with existing and newly developed laws and regulations, which are subject to change and uncertain interpretations and may be inconsistent from jurisdiction to jurisdiction, may lead to a decline in guest engagement or cause us to incur substantial costs or modifications to our operations or business practices to comply. The complexity of these privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. We have and expect to continue to have significant expenses arising from compliance with these regulatory regimes due to changes in the techniques and sophistication used to conduct cyber-attacks and breaches. In addition, if our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees or vendors fail to comply with these laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.
Risks Relating to the Acquisition and Integration of Chuy’s Holdings
The failure to complete our acquisition of Chuy’s Holdings in a timely fashion, or at all, may adversely affect our business and our stock price.

Consummation of our planned acquisition of Chuy’s Holdings (the “Chuy’s Merger”) is subject to the satisfaction or waiver of customary closing conditions, including (i) the affirmative vote of a majority of the outstanding shares of Chuy’s Holdings common stock in favor of the Chuy’s Merger, (ii) the absence of an order or law prohibiting the Chuy’s Merger or making consummation of the Chuy’s Merger illegal or otherwise prohibited, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) the absence of a material adverse effect with respect to either us or Chuy’s Holdings. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the Chuy’s Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the Chuy’s Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community.
The inability to successfully integrate the Chuy’s operations into our business could harm our ability to achieve the sales growth, cost savings and other benefits we expect to be able to realize in the Chuy’s operations.

After the completion of the Chuy’s Merger, our integration of the Chuy’s business into our operations will be a complex, costly and time-consuming process that may not be successful. The primary areas of focus for successfully combining the business of Chuy’s with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; and managing the growth of the combined company.

Even if we successfully integrate the business of Chuy’s into our operations, there can be no assurance that we will realize the anticipated benefits. We expect that the Chuy’s Merger will result in various benefits for the combined company including, among others, business and growth opportunities and significant synergies from increased efficiency in purchasing, distribution and other restaurant and corporate support. Increased competition and/or deterioration in business conditions may limit or delay our ability to expand this business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Chuy’s Merger.
Risks Related to the Restaurant Industry
We are subject to a number of risks relating to public policy changes and federal, state and local regulation of our business, including in the areas of environmental matters, minimum wage, employee benefit regulations, unionization, menu labeling, immigration requirements and taxes, and an insufficient or ineffective response to legislation or government regulation may adversely impact our cost structure, operational efficiencies and talent availability.
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
We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. There also has been increasing focus by United States and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, compliance, risk management, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.
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
We face intense competition, and if we have an insufficient strategy or focus on competition and the consumer landscape, our business, financial condition and results of operations could be adversely affected.
The full-service dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel, take-out and delivery options and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées, side dishes or meal preparation kits from the deli or prepared foods sections. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas, and may form a closer relationship with our customers and increase costs to us. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of brand, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. We may be unable to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of engaging with our brands, like delivery. In addition, online platforms and aggregators may direct potential customers to other options based on paid placements, online reviews or other factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.
We are subject to changes in consumer preferences that may adversely affect demand for food at our restaurants.
Consumers are continually changing health and dietary preferences. As a result, our diverse portfolio of restaurant brands are continually challenged to evolve our menu offerings to appeal to these changing customer preferences, while maintaining our brand character and retaining popular menu items. During periods of high public health risk such as during the COVID-19 pandemic, many consumers choose to order food To Go or for delivery rather than dining in at full-service restaurants. If other future public health issues cause these preferences to increase, we may need to further adapt our offerings to respond to these additional changes. New information or changes in dietary, nutritional, allergen or health guidelines or environmental or sustainability concerns, whether issued by government agencies, academic studies, advocacy organizations or similar groups, may cause some groups of consumers to select foods other than those that are offered by our restaurants. If we fail to anticipate changing trends or other consumer preferences, our business, financial condition and results of operations could be adversely affected.
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
As of May 26, 2024, 1,952 of our 2,031 restaurants operating in the United States and Canada operate in leased locations and the leases are generally non-cancellable for some period of time. If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks that may have an adverse effect on our operating performance.
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
We have a limited number of suppliers and distributors for certain of our products and services. Shortages, delays or interruptions in the supply of food items and other supplies to our restaurants may be caused by severe weather; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires and earthquakes; macroeconomic conditions resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages or other operational disruptions at our suppliers, vendors or other service providers; the inability of our vendors or service providers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. Supply chain disruptions have increased some of our costs and limited the availability of certain products for our restaurants in the past and may continue to do so. If we increase menu prices as a result of increased food costs or remove menu items due to shortages, such responses may negatively impact our sales. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in sales during the time affected by the shortage or thereafter as a result of our guests changing their dining habits.
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
Our sales and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants and we have experienced higher than usual costs and expenses in recent years. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. Increases in the time to procure or shortages of construction labor and materials and capital equipment, or permitting delays, may impact the time it takes to open new restaurants. An increase in such expenses or delays in the timeline to complete construction could have an adverse effect on our results of operations.
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
The equity markets in the United States have experienced recent periods of volatility due to the impacts of macroeconomic conditions, geopolitical concerns and the unpredictability of the impact on the United States economy as a result of these factors. Market volatility has contributed to and may continue to contribute to fluctuations in the Company’s stock price. We have equity hedges in place to protect the Company from exposure to market risk related to future payout of equity-based compensation awards. However, because these hedges also net settle on a cash basis quarterly, we have been and may in the future be required to make cash payments at those quarterly settlement dates and the amounts of those payments are difficult to predict during periods of extreme volatility in the equity markets. These cash payments may ultimately be offset by payments to us from the hedge counterparties or reductions in expected payouts to employees when those equity hedges finally fully settle and the related equity awards pay out.
Failure to protect our service marks or other intellectual property could harm our business.
We regard our Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Ruth’s Chris Steak House®, Yard House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood®, The Capital Burger ®, Darden® and Darden Restaurants® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

Environmental, Social, and Governance (ESG) matters, including those related to climate change and inclusion and diversity matters, our reporting of such matters, or sustainability ratings could negatively impact our business, results of operations and financial condition.

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies and other stakeholders. From time to time, we may publish statements relating to our commitment to responsible business, including commitments relating to greenhouse gas emissions. Such statements reflect the Company’s current plans and aspirations at the time they are made, and should not be construed as guarantees or that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these commitments on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities. In addition, as an “anti-ESG” sentiment exists among some individuals and government institutions, we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives. Additionally, we may face increased scrutiny related to any third party sustainability ratings we receive, which could adversely affect our reputation, business, and results of operations.
General Risks
Litigation, including allegations of illegal, unfair or inconsistent employment practices, may adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of litigation by employees, guests, suppliers, business partners, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.
Unfavorable publicity, or a failure to respond effectively to adverse publicity, could harm our reputation and adversely impact our guest counts and sales.
The good reputation of our restaurant brands is a key factor in the success of our business. Actual or alleged incidents at any of our restaurants could result in negative publicity that could harm our brands. Even incidents occurring at restaurants operated by our competitors or in the supply chain generally could result in negative publicity that could harm the restaurant industry overall and, indirectly, our own brands. Negative publicity may result from allegations of illegal, unfair or inconsistent employment practices, employee dissatisfaction, guest discrimination, illness, injury, or any of the other matters discussed above that could give rise to litigation. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our properties, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Negative publicity also may result from health concerns including food safety and flu or virus outbreaks, publication of government or industry findings concerning food products, environmental disasters, crime incidents, data security breaches, scandals involving our employees, or operational problems at our restaurants, all of which could make our brands and menu offerings less appealing to our guests and negatively impact our guest counts and sales. Adverse publicity and its effect on overall consumer perceptions of our brands, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
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

We evaluate the useful lives of our other intangible assets, primarily the LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, The Capital Grille®, Ruth’s Chris Steak House®, Yard House® and Eddie V’s Prime Seafood® trademarks, to determine if they are definite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.
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
We are primarily subject to income and other taxes in the United States. Our effective income tax rate and other taxes in the future could be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax or other tax audits. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical tax accruals and income tax provisions. The results of a tax audit could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented policies and procedures intended to manage and reduce cybersecurity risk that are integrated with the Enterprise Risk Management (“ERM”) framework utilized by management and the Audit Committee to oversee our various top enterprise risks. We maintain an incident response plan that is designed to protect against, identify, evaluate, respond to and recover from a cybersecurity related incident. The plan provides for the creation of an incident response team in the event of an incident and it is designed to be flexible enough to accommodate a broad array of potential scenarios. The incident response team is a cross-functional group that may be composed of both Company personnel and external service providers, and that is tailored to a particular incident so that individuals with appropriate experience and expertise are available. We conduct regular exercises to help ensure the plan’s effectiveness and our overall response preparedness.

We have also invested in various tools to protect our data and information technology. We maintain a robust system of data protection and cybersecurity resources, technology and processes, and we regularly evaluate new and emerging risks and ever-changing legal and compliance requirements. We make ongoing strategic investments to address these risks and compliance requirements and help keep Company, guest and team member data secure. We monitor risks of sensitive information compromise at our business partners, where relevant, and reevaluate these risks on a periodic basis. In addition, we have a cybersecurity training program designed to educate and train employees how to identify and report cybersecurity threats. Training programs are conducted on a periodic basis and are focused on giving employees the awareness and tools to manage the most relevant and prevalent cybersecurity risks to us. We also provide specialized training for employees in more sensitive roles. For example, we perform annual and ongoing cybersecurity awareness training for our restaurant management and restaurant support center team members. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards. We conduct regular drills, such as tabletop exercises led by third party consultants, to support our overall preparedness for a variety of scenarios.

We take measures to regularly update and improve our cybersecurity program, including conducting independent program assessments, penetration testing and scanning of our systems for vulnerabilities. We periodically engage third parties to perform cybersecurity audits to measure the maturity of our cybersecurity program against the National Institute of Standards and

Technology (NIST) Framework. We also engage third parties to conduct security reviews of our network, processes and systems on a regular basis to identify opportunities and enhancements to strengthen our policies and practices.

With respect to third-party service providers, our information security program includes conducting due diligence of relevant service providers’ information security programs prior to onboarding and we continue to reassess vendors using a risk-based approach. We also contractually require third-party service providers with access to our information technology systems, sensitive business data or personal information to implement and maintain appropriate security controls and contractually restrict their ability to use our data, including personal information, for purposes other than to provide services to us, except as required by law. To oversee the risks associated with these service providers, we work with them to help ensure that their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. Our service providers are contractually required to notify us promptly of information security incidents occurring on their systems that may affect our systems or data, including personal information.

Although we have invested in the protection of our data and information technology and monitor our systems on an ongoing basis, there can be no assurance that such efforts will prevent material compromises to our information technology systems in the future that could have a material adverse effect on our business. As of the date of this filing, we are not aware of any current cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see the risk factors discussed under “Information Technology and Cybersecurity” in our Risk Factors in Item 1A of this Form 10-K.

Governance

Our Board of Directors has ultimate risk oversight responsibility for the Company and administers this responsibility both directly and with assistance from its committees. Each of the committees periodically reports to the Board of Directors on its specific risk oversight activities. The Audit Committee, comprised solely of independent directors, oversees our overall ERM program and assists the Board of Directors in fulfilling its oversight responsibility with respect to our information security and technology risks (including cybersecurity), all of which are fully integrated into our ERM program. The Audit Committee actively reviews and discusses our information security and technology risk management programs and regularly reports out to the full Board of Directors on our relevant strengths and opportunities.

Our cybersecurity program is led by our Chief Information Officer (CIO), who is responsible for identifying, assessing and managing our collective information security and technology risks. Our current CIO has served in that role since 2016 and has more than 20 years of experience in the information security and technology fields. Our CIO holds both bachelor’s and master’s degrees in Electrical Engineering from the Massachusetts Institute of Technology.

The CIO meets regularly with leaders of our various information technology management teams to review and discuss our cybersecurity and other information technology risks and opportunities. Our global incident response plan sets forth a detailed security incident management and reporting protocol, with escalation timelines and responsibilities.

The Audit Committee receives periodic updates from the CIO, the director of our cybersecurity team and a senior attorney, the three most senior leaders with responsibility for oversight of our key cybersecurity program components. These updates include matters such as ongoing changes in our external and internal cybersecurity threat landscape, new technology trends and regulatory developments, evolving internal policies and practices used to manage and mitigate cybersecurity and technology-related risks, and trends in various metrics that are used to help assess our overall cybersecurity program effectiveness. Our CIO also provides updates to the full Board of Directors on such topics at least annually.

Item 2.PROPERTIES
Restaurant Properties – Continuing Operations
As of May 26, 2024, we owned and operated 2,031 restaurants. Our company-owned restaurants are located in all 50 of the United States, Washington D.C. and Canada. Of the company-owned, 79 were located on owned sites and 1,952 were located on leased sites. The leases are classified as follows:

Land-Only Leases (we own buildings and equipment)	1,014
Ground and Building Leases	654
Space/In-Line/Other Leases	284
Total	1,952

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

The principal United States market on which our common shares are traded is the New York Stock Exchange, where our shares are traded under the symbol DRI. As of June 30, 2024, there were approximately 7,800 holders of record of our common shares. The number of registered holders does not include holders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
We have not sold any equity securities during the last fiscal year that were not registered under the Securities Act of 1933, as amended.

We have a history of paying cash dividends. Any future dividend payments remain subject to the discretion of our Board of Directors.

Share Repurchases
Since commencing our common share repurchase program in December 1995, we have repurchased a total of 210.7 million shares through May 26, 2024 under authorizations from our Board of Directors. The table below provides information concerning our repurchase of shares of our common stock during the quarter ended May 26, 2024:

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
February 26, 2024 through March 31, 2024	110,861	$169.92	110,861	$994.0
April 1, 2024 through Apri1 28, 2024	314,262	$156.15	314,262	$944.9
April 29, 2024 through May 26, 2024	195,704	150.61	195,704	$915.5
Quarter-to-Date	620,827	$156.86	620,827	$915.5
(1)All of the shares purchased during the quarter ended May 26, 2024 were purchased as part of our repurchase program. On March 20, 2024, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 21, 2024, does not have an expiration date and replaced the prior share repurchase authorization.
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

Comparison of Five-Year Total Return

	Indexed Returns
Company/Index	May 2019	May 2020	May 2021	May 2022	May 2023	May 2024
Darden Restaurants, Inc.	$100.00	$91.92	$173.35	$157.33	$208.64	$197.51
S&P 500 Stock Index	$100.00	$116.47	$163.42	$163.95	$168.68	$216.03
S&P Composite 1500 Restaurant Sub-Index	$100.00	$126.09	$176.64	$160.94	$197.37	$202.44

Darden Restaurants, Inc.
S&P 500 Stock Index
S&P Composite 1500 Restaurant Sub-Index
$275
$250
$225
$200
$175
$150
$125
$100
$75
May - 19
May - 20
May - 21
May - 22
May - 23
May - 24

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Darden Restaurants, Inc. common stock, the S&P 500 Stock Index and the S&P Composite 1500 Restaurant Sub-Index on May 26, 2019, and that all dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had for each period indicated.

Item 6.RESERVED

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis below for Darden Restaurants, Inc. (Darden, the Company, we, us or our) should be read in conjunction with our consolidated financial statements and related financial statement notes included in Part II of this report under the caption “Item 8 - Financial Statements and Supplementary Data.” We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2024, which ended May 26, 2024, and fiscal 2023, which ended May 28, 2023, each consisted of 52 weeks.

OVERVIEW OF OPERATIONS
Our business operates in the full-service dining segment of the restaurant industry. At May 26, 2024, we owned and operated 2,031 restaurants through subsidiaries in the United States and Canada under the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® (Eddie V’s) and The Capital Burger® trademarks. We own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us, 4 restaurants managed by us under contractual agreements and 85 franchised restaurants. We also have 61 franchised restaurants in operation located in Canada, Latin America, the Caribbean, Asia and the Middle East. All intercompany balances and transactions have been eliminated in consolidation.
On June 14, 2023, we acquired 100 percent of the equity interest of Ruth’s Chris for $724.6 million in total consideration. As a result of the acquisition and related integration efforts, we incurred expenses of $51.8 million ($42.1 million, net of tax) during the twelve months ended May 26, 2024. As of May 26, 2024, all Ruth’s Chris operations have been fully integrated into Darden’s operations.
Fiscal 2024 Financial Highlights
•Total sales increased 8.6 percent to $11.39 billion in fiscal 2024 from $10.49 billion in fiscal 2023 driven by a blended same-restaurant sales increase of 1.6 percent and sales from the addition of 80 net company-owned Ruth's Chris restaurants and 37 other net new restaurants.
•Reported diluted net earnings per share from continuing operations increased to $8.53 in fiscal 2024 from $8.00 in fiscal 2023, a 6.6 percent increase.
•Net earnings from continuing operations increased to $1.03 billion in fiscal 2024 from $983.5 million in fiscal 2023, a 4.8 percent increase.
•Net loss from discontinued operations increased to $2.9 million ($0.02 per diluted share) in fiscal 2024, from $1.6 million ($0.01 per diluted share) in fiscal 2023. When combined with results from continuing operations, our diluted net earnings per share was $8.51 for fiscal 2024 and $7.99 for fiscal 2023.
Outlook
On July 17, 2024, we entered into an agreement to acquire all of the outstanding shares of Chuy’s Holdings, Inc.(Chuy’s Holdings), a Delaware corporation, for $37.50 per share in an all-cash transaction with an enterprise value of approximately $605 million. Chuy’s Holdings is the owner and operator of restaurants under the Chuy’s Fine Tex-Mex ® (Chuy’s) trademark. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to be completed in the second quarter of fiscal 2025 and will be funded through one or more new debt issuances. The impacts of the planned acquisition of Chuy’s have not been included in our fiscal 2025 outlook below.
We expect fiscal 2025 sales from continuing operations to increase between 3.5 percent and 4.5 percent, driven by same-restaurant sales growth (1) of 1.0 percent to 2.0 percent, and sales from 45 to 50 new restaurant openings. In fiscal 2025, we expect our annual effective tax rate to be 13 percent and we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and technology initiatives to be between $550 million and $600 million.
(1) Excludes Ruth’s Chris as they will not be owned and operated by Darden for a 16-month period at the beginning of fiscal 2025.

RESULTS OF OPERATIONS FOR FISCAL 2024 AND 2023
To facilitate review of our results of operations, the following table sets forth our financial results for the periods indicated. All information is derived from the consolidated statements of earnings for the fiscal years ended May 26, 2024 and May 28, 2023:

	Fiscal Year Ended		Percent Change
(in millions)	May 26, 2024	May 28, 2023	2024 v. 2023
Sales	$11,390.0	$10,487.8	8.6%
Costs and expenses:
Food and beverage	3,523.9	3,355.9	5.0%
Restaurant labor	3,619.3	3,346.3	8.2%
Restaurant expenses	1,836.6	1,702.2	7.9%
Marketing expenses	144.5	118.3	22.1%
General and administrative expenses	479.2	386.1	24.1%
Depreciation and amortization	459.9	387.8	18.6%
Impairments and disposal of assets, net	12.4	(10.6)	NM
Total operating costs and expenses	$10,075.8	$9,286.0	8.5%
Operating income	$1,314.2	$1,201.8	9.4%
Interest, net	138.7	81.3	70.6%
Earnings before income taxes	$1,175.5	$1,120.5	4.9%
Income tax expense (1)	145.0	137.0	5.8%
Earnings from continuing operations	$1,030.5	$983.5	4.8%
Losses from discontinued operations, net of tax	(2.9)	(1.6)	81.3%
Net earnings	$1,027.6	$981.9	4.7%

(1) Effective tax rate	12.3%	12.2%
NM- Percentage change not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations, compared with the number open at the end of fiscal 2023:

	May 26, 2024	May 28, 2023
Olive Garden	920	905
LongHorn Steakhouse	575	562
Cheddar’s Scratch Kitchen	181	180
Yard House	88	86
Ruth’s Chris	80	—
The Capital Grille	66	62
Seasons 52	44	44
Bahama Breeze	43	42
Eddie V’s	30	29
The Capital Burger	4	4
Total	2,031	1,914
SALES
The following table presents our company-owned restaurant sales, U.S. same-restaurant sales (SRS) and average annual sales per restaurant by segment for the periods indicated:

	Sales				Average Annual Sales per Restaurant (2)
	Fiscal Year Ended		Percent Change		Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023		SRS (1)	May 26, 2024	May 28, 2023
Olive Garden	$5,067.0	$4,877.8	3.9%	1.6%	$5.6	$5.5
LongHorn Steakhouse	$2,806.2	$2,612.3	7.4%	4.7%	$4.9	$4.7
Fine Dining	$1,291.5	$830.8	55.5%	(2.4)%	$7.6	$9.2
Other Business	$2,225.3	$2,166.9	2.7%	(0.7)%	$6.0	$6.0
	$11,390.0	$10,487.8
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months.
(2)Average annual sales are calculated as sales divided by total restaurant operating weeks multiplied by 52 weeks; excludes franchise locations.
Olive Garden’s sales increase for fiscal 2024 was primarily driven by a U.S. same-restaurant sales increase combined with revenue from new restaurants. The increase in U.S. same-restaurant sales in fiscal 2024 resulted from a 3.3 percent increase in average check, partially offset by a 1.7 percent decrease in same-restaurant guest counts.
LongHorn Steakhouse’s sales increase for fiscal 2024 was primarily driven by a same-restaurant sales increase combined with revenue from new restaurants. The increase in same-restaurant sales in fiscal 2024 resulted from a 5.2 percent increase in average check, partially offset by a 0.4 percent decrease in same-restaurant guest counts.
Fine Dining’s sales increase for fiscal 2024 was driven by the acquisition of Ruth’s Chris, offset by same-restaurant sales decreases. The decrease in same-restaurant sales in fiscal 2024 resulted from a 6.9 percent decrease in same-restaurant guest counts offset by a 4.9 percent increase in average check.
Other Business’s sales increase for fiscal 2024 was driven by revenue from new restaurants offset by same-restaurant sales decreases. The decrease in same-restaurant sales in fiscal 2024 resulted from a 3.3 percent decrease in same-restaurant guest counts offset by a 2.6 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales from continuing operations for the periods indicated. This information is derived from the consolidated statements of earnings for the fiscal years ended May 26, 2024 and May 28, 2023.

	Fiscal Year Ended
	May 26, 2024	May 28, 2023
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.9	32.0
Restaurant labor	31.8	31.9
Restaurant expenses	16.1	16.2
Marketing expenses	1.3	1.1
General and administrative expenses	4.2	3.7
Depreciation and amortization	4.0	3.7
Impairments and disposal of assets, net	0.1	(0.1)
Total operating costs and expenses	88.5%	88.5%
Operating income	11.5%	11.5%
Interest, net	1.2	0.8
Earnings before income taxes	10.3%	10.7%
Income tax expense	1.3	1.3
Earnings from continuing operations	9.0%	9.4%
Total operating costs and expenses from continuing operations were $10.08 billion in fiscal 2024 and $9.29 billion in fiscal 2023.

Fiscal 2024 Compared to Fiscal 2023:

•Food and beverage costs decreased as a percent of sales primarily due to a 1.3% impact from pricing leverage and a 0.2% impact from mix and other, partially offset by a 0.4% impact from inflation.
•Restaurant labor costs decreased as a percent of sales primarily due to a 1.0% impact from sales leverage, a 0.4% impact from productivity improvement and a 0.2% impact from brand mix, including Ruth’s Chris, partially offset by a 1.5% impact from inflation.
•Restaurant expenses decreased as a percent of sales primarily due to a 0.4% impact from sales leverage, and a 0.3% impact from other, partially offset by a 0.4% impact from inflation and a 0.2% impact from brand mix, including Ruth’s Chris.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses increased as a percent of sales primarily due to a 0.4% impact from Ruth’s Chris acquisition and integration costs and 0.1% impacts from inflation, partially offset by a 0.1% impact from sales leverage.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Ruth’s Chris as well as depreciation on brand assets.
•Impairments and disposal of assets, net increased as a percent of sales primarily due to restaurant closures, sale of properties and write offs of acquired Ruth’s Chris assets.
INCOME TAXES
The effective income tax rates for fiscal 2024 and 2023 for continuing operations were 12.3 percent and 12.2 percent, respectively. During fiscal 2024, we had income tax expense of $145.0 million on earnings before income tax of $1.18 billion compared to income tax expense of $137.0 million on earnings before income taxes of $1.12 billion in fiscal 2023. This change was primarily driven by the impact of state tax expense.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduced a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income. The impact of the IRA excise tax and the CAMT are immaterial to our fiscal 2024 consolidated financial statements.
NET EARNINGS AND NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Net earnings from continuing operations for fiscal 2024 were $1.03 billion ($8.53 per diluted share) compared with net earnings from continuing operations for fiscal 2023 of $983.5 million ($8.00 per diluted share).
Net earnings from continuing operations for fiscal 2024 increased 4.8 percent and diluted net earnings per share from continuing operations increased 6.6 percent compared with fiscal 2023.
LOSS FROM DISCONTINUED OPERATIONS
On an after-tax basis, results from discontinued operations for fiscal 2024 were a net loss of $2.9 million ($0.02 per diluted share) compared with a net loss for fiscal 2023 of $1.6 million ($0.01 per diluted share).
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
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin for the periods indicated:

	Fiscal Year Ended		Change
Segment	May 26, 2024	May 28, 2023	2024 vs 2023
Olive Garden	21.9%	21.0%	90	BP
LongHorn Steakhouse	18.2%	16.5%	170	BP
Fine Dining	18.7%	19.1%	(40)	BP
Other Business	15.1%	13.9%	120	BP
The increase in the Olive Garden segment profit margin for fiscal 2024 was driven primarily by positive same-restaurant sales and lower food and beverage costs and restaurant expenses, partially offset by higher marketing costs. The increase in the LongHorn Steakhouse segment profit margin for fiscal 2024 was driven primarily by positive same-restaurant sales, as well as lower food and beverage costs, restaurant labor and restaurant expenses. The decrease in the Fine Dining segment profit margin for fiscal 2024 was driven primarily by negative same-restaurant sales and higher restaurant labor, restaurant expenses and marketing costs, partially offset by lower food and beverage costs. The increase in the Other Business segment profit margin for fiscal 2024 was driven primarily by increased franchise revenue with the addition of Ruth’s Chris and lower food and beverage costs, partially offset by negative same-restaurant sales and increased restaurant labor costs and marketing costs.
RESULTS OF OPERATIONS FOR FISCAL 2023 COMPARED TO FISCAL 2022
For a comparison of our results of operations for the fiscal years ended May 28, 2023 and May 29, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended May 28, 2023, filed with the SEC on July 21, 2023.
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

Valuation and Recoverability of Goodwill and Trademarks
We have ten reporting units, seven of which have goodwill and eight of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

During fiscal 2024, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

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

If our assessment resulted in an impairment of our assets, including goodwill or trademarks, our financial position and results of operations would be adversely affected and our leverage ratio for purposes of our revolving credit agreement (Revolving Credit Agreement) would increase. A leverage ratio exceeding the maximum permitted under our Revolving Credit Agreement would be a default under our Revolving Credit Agreement. At May 26, 2024, additional write-downs of goodwill, other indefinite-lived intangible assets, or any other assets in excess of approximately $781.4 million would have been required to cause our leverage ratio to exceed the permitted maximum. As our leverage ratio is determined on a quarterly basis, and due to the seasonal nature of our business, a lesser amount of impairment in future quarters could cause our leverage ratio to exceed the permitted maximum.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate to gift card redemptions on a prospective basis. Changing our breakage-rate estimates by 50 basis points would have resulted in an adjustment in our breakage income of approximately $3.6 million for fiscal 2024.
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
Assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution. As described in Note 13 of the Notes to Consolidated Financial Statements (Part II, Item 8 of this report), the $22.7 million balance of unrecognized tax benefits at May 26, 2024, includes $6.1 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $6.1 million, $3.9 million relates to items that would impact our effective income tax rate.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement replaced our prior $1.0 billion Revolving Credit Agreement (Prior Revolving Credit Agreement), dated as of September 10, 2021, and the Prior Revolving Credit Agreement was terminated concurrently with our entry into the Revolving Credit Agreement. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type, and consistent with our Prior Revolving Credit Agreement. As of May 26, 2024, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of May 26, 2024, $86.8 million of commercial paper was outstanding in addition to $0.6 million of letters of credit outstanding, which were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of May 26, 2024, we had $1.16 billion of credit available under the Revolving Credit Agreement.
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
On October 10, 2023, the Company issued $500 million aggregate principal amount of our 6.300 percent Senior Notes due 2033 (the 2033 Notes) pursuant to the provisions of the Underwriting Agreement, dated October 4, 2023 (Underwriting Agreement), among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The 2033 Notes were issued under the Company’s Indenture, dated as of January 1, 1996 (Base Indenture), between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023 (Second Supplemental Indenture), among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as successor trustee with respect to the 2033 Notes. The 2033 Notes will mature on October 10, 2033. Interest on the 2033 Notes will be paid semiannually in arrears on April 10 and October 10 of each year, commencing on April 10, 2024, to holders of record on the preceding March 26 or September 25, as the case may be.
As of May 26, 2024, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$500.0 million of unsecured 6.300 percent senior notes due October 2033;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.

The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 26, 2024, no such adjustments are made to this rate.
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
A summary of our contractual obligations and commercial commitments at May 26, 2024, is as follows:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$2,229.4	$73.1	$646.2	$107.7	$1,402.4
Leases (2)	3,029.7	484.4	917.6	723.2	904.5
Purchase obligations (3)	577.6	552.7	24.9	—	—
Benefit obligations (4)	400.8	35.5	70.6	74.6	220.1
Unrecognized income tax benefits (5)	25.9	7.9	3.5	14.5	—
Total contractual obligations	$6,263.4	$1,153.6	$1,662.8	$920.0	$2,527.0

(in millions)	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit (6)	$96.3	$96.3	$—	$—	$—
Guarantees (7)	71.0	23.7	30.3	12.6	4.4
Total commercial commitments	$167.3	$120.0	$30.3	$12.6	$4.4
(1)Includes interest payments associated with existing long-term debt. Excludes discount and issuance costs of $16.9 million.
(2)Includes non-cancelable future operating lease and finance lease commitments.
(3)Includes commitments for food and beverage items and supplies, capital projects, information technology and other miscellaneous items.
(4)Includes expected contributions associated with our supplemental defined benefit pension plan and payments associated with our postretirement benefit plan and our non-qualified deferred compensation plan through fiscal 2034.
(5)Includes interest on unrecognized income tax benefits of $3.2 million, $1.8 million of which relates to contingencies expected to be resolved within one year.
(6)Includes letters of credit for $79.5 million of workers’ compensation and general liabilities accrued in our consolidated financial statements and letters of credit for $16.8 million of surety bonds related to other payments.
(7)Consists solely of guarantees associated with leased properties that have been assigned to third parties and are primarily related to the disposition of Red Lobster in fiscal 2015.

Our adjusted debt to adjusted total capital ratio was 66 percent and 62 percent as of May 26, 2024 and May 28, 2023, respectively. Based on these ratios, we believe our financial condition is strong. We include the lease-debt equivalent and contractual lease guarantees in our adjusted debt to adjusted total capital ratio reported to shareholders, as we believe its inclusion better represents the optimal capital structure that we target from period to period and because it is consistent with the calculation of the covenant under our Revolving Credit Agreement. For fiscal 2024 and fiscal 2023, the lease-debt equivalent includes 6.00 times the total annual minimum rent for consolidated lease obligations of $464.4 million and $424.3 million, respectively. The composition of our capital structure is shown in the following table:

(in millions, except ratios)	May 26, 2024	May 28, 2023
CAPITAL STRUCTURE
Short-term debt	$86.8	$—
Long-term debt, excluding unamortized discount and issuance costs and fair value hedge	1,439.1	939.1
Total debt	$1,525.9	$939.1
Stockholders’ equity	2,242.5	2,201.5
Total capital	$3,768.4	$3,140.6
CALCULATION OF ADJUSTED CAPITAL
Total debt	$1,525.9	$939.1
Lease-debt equivalent	2,786.4	2,545.8
Guarantees	71.0	82.0
Adjusted debt	$4,383.3	$3,566.9
Stockholders’ equity	2,242.5	2,201.5
Adjusted total capital	$6,625.8	$5,768.4
CAPITAL STRUCTURE RATIOS
Debt to total capital ratio	40%	30%
Adjusted debt to adjusted total capital ratio	66%	62%

Net cash flows provided by operating activities from continuing operations were $1.62 billion and $1.55 billion in fiscal 2024 and 2023, respectively. Net cash flows provided by operating activities include net earnings from continuing operations of $1.03 billion in fiscal 2024 and $983.5 million in fiscal 2023. Net cash flows provided by operating activities from continuing operations increased in fiscal 2024 primarily due to higher net earnings from continuing operations.
Net cash flows used in investing activities from continuing operations were $1.3 billion and $568.4 million in fiscal 2024 and 2023, respectively. Capital expenditures incurred principally for building new restaurants, remodeling existing restaurants, replacing equipment, and technology initiatives were $601.2 million in fiscal 2024, compared to $564.9 million in fiscal 2023. Net cash used in the acquisition of Ruth’s Chris was $701.1 million during fiscal 2024.
Net cash flows used in financing activities from continuing operations were $483.4 million and $1.03 billion in fiscal 2024 and 2023, respectively. Net cash flows used in financing activities in fiscal 2024 included dividend payments of $628.4 million and share repurchases of $453.9 million, partially offset by net proceeds from issuance of short term debt of $86.8 million, net proceeds from the 2033 Notes of $500.0 million and proceeds from the exercise of employee stock options. Net cash flows used in financing activities in fiscal 2023 included dividend payments of $589.8 million and share repurchases of $458.7 million, partially offset by proceeds from the exercise of employee stock options. Dividends declared by our Board of Directors totaled $5.24 and $4.84 per share for fiscal 2024 and 2023, respectively.
Our defined benefit and other postretirement benefit costs and liabilities are determined using various actuarial assumptions and methodologies prescribed under Financial Accounting Standards Board Accounting Standards Codification Topic 715, Compensation - Retirement Benefits and Topic 712, Compensation - Nonretirement Postemployment Benefits. We expect to contribute approximately $0.4 million to our supplemental defined benefit pension plan and approximately $1.3 million to our postretirement benefit plan during fiscal 2025.
Other than the planned acquisition of Chuy’s, which we intend to fund through one or more new debt issuances, we are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2025.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our total current assets were $822.8 million at May 26, 2024, compared with $997.7 million at May 28, 2023. The decrease was primarily due to a decrease in cash and cash equivalents due to the use of cash to acquire Ruth’s Chris.
Our total current liabilities were $2.19 billion at May 26, 2024 and $1.94 billion at May 28, 2023. The increase was primarily due to increases in short-term debt as well as an increase in other current liabilities and unearned revenues associated with the acquisition of Ruth’s Chris.
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. At May 26, 2024, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments and floating rate and fixed rate debt interest rate exposures were approximately $60.3 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $105.5 million. The fair value of our long-term fixed-rate debt outstanding as of May 26, 2024, averaged $1.37 billion, with a high of $1.47 billion and a low of $858.8 million during fiscal 2024. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 26, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management has concluded that, as of May 26, 2024, the Company’s internal control over financial reporting was effective based on these criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Darden Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 26, 2024 and May 28, 2023, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated July 19, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
July 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Darden Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Darden Restaurants, Inc. and subsidiaries (the Company) as of May 26, 2024 and May 28, 2023, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended May 26, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 26, 2024 and May 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended May 26, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 19, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 5, and 11 to the consolidated financial statements, land, buildings and equipment, net and operating lease right-of-use assets were $7.6 billion as of May 26, 2024. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in expected future cash flows and changes in the expected useful life which relates to the Company’s intent and ability to hold its asset groups for a period that recovers their carrying value.

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
Orlando, Florida
July 19, 2024

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)

	Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Sales	$11,390.0	$10,487.8	$9,630.0
Costs and expenses:
Food and beverage	3,523.9	3,355.9	2,943.6
Restaurant labor	3,619.3	3,346.3	3,108.8
Restaurant expenses	1,836.6	1,702.2	1,582.6
Marketing expenses	144.5	118.3	93.2
General and administrative expenses	479.2	386.1	373.2
Depreciation and amortization	459.9	387.8	368.4
Impairments and disposal of assets, net	12.4	(10.6)	(2.0)
Total operating costs and expenses	$10,075.8	$9,286.0	$8,467.8
Operating income	$1,314.2	$1,201.8	$1,162.2
Interest, net	138.7	81.3	68.7
Earnings before income taxes	$1,175.5	$1,120.5	$1,093.5
Income tax expense	145.0	137.0	138.8
Earnings from continuing operations	$1,030.5	$983.5	$954.7
Losses from discontinued operations, net of tax benefit of $1.7, $0.8 and $0.2, respectively	(2.9)	(1.6)	(1.9)
Net earnings	$1,027.6	$981.9	$952.8
Basic net earnings per share:
Earnings from continuing operations	$8.59	$8.07	$7.47
Losses from discontinued operations	(0.02)	(0.01)	(0.01)
Net earnings	$8.57	$8.06	$7.46
Diluted net earnings per share:
Earnings from continuing operations	$8.53	$8.00	$7.40
Losses from discontinued operations	(0.02)	(0.01)	(0.01)
Net earnings	$8.51	$7.99	$7.39
Average number of common shares outstanding:
Basic	119.9	121.9	127.8
Diluted	120.8	122.9	129.0
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Net earnings	$1,027.6	$981.9	$952.8

Foreign currency adjustment	0.1	(0.3)	(0.4)
Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $9.4, $(1.5) and $0.2, respectively	20.6	4.3	(8.3)
Net unamortized gain (loss) arising during period, including amortization of unrecognized net actuarial loss, net of taxes of $0.6, $0.4 and $0.9, respectively	1.7	1.1	2.6
Other comprehensive income (loss)	$22.4	$5.1	$(6.1)
Total comprehensive income	$1,050.0	$987.0	$946.7
See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	May 26, 2024	May 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$194.8	$367.8
Receivables, net	79.1	80.2
Inventories	290.5	287.9
Prepaid income taxes	121.7	107.3
Prepaid expenses and other current assets	136.7	154.5
Total current assets	$822.8	$997.7
Land, buildings and equipment, net	4,184.3	3,725.1
Operating lease right-of-use assets	3,429.3	3,373.9
Goodwill	1,391.0	1,037.4
Trademarks	1,148.0	806.3
Other assets	347.6	301.1
Total assets	$11,323.0	$10,241.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399.5	$426.2
Short-term debt	86.8	—
Accrued payroll	190.1	173.0
Accrued income taxes	6.1	7.8
Other accrued taxes	71.0	65.9
Unearned revenues	591.8	512.0
Other current liabilities	847.2	752.5
Total current liabilities	$2,192.5	$1,937.4
Long-term debt	1,370.4	884.9
Deferred income taxes	232.0	142.2
Operating lease liabilities - non-current	3,704.7	3,667.6
Other liabilities	1,580.9	1,407.9
Total liabilities	$9,080.5	$8,040.0
Stockholders’ equity:
Common stock and surplus, no par value. Authorized 500.0 shares; issued 118.9 and 121.1 shares, respectively; outstanding 118.9 and 121.1 shares, respectively	2,252.4	2,230.8
Preferred stock, no par value. Authorized 25.0 shares; none issued and outstanding	—	—
Retained earnings (deficit)	(35.5)	(32.5)
Accumulated other comprehensive income	25.6	3.2
Total stockholders’ equity	$2,242.5	$2,201.5
Total liabilities and stockholders’ equity	$11,323.0	$10,241.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at May 30, 2021	130.8	$2,286.6	$522.3	$4.2	$2,813.1
Net earnings	—	—	952.8	—	952.8
Other comprehensive income	—	—	—	(6.1)	(6.1)
Dividends declared ($4.40 per share)	—	—	(565.4)	—	(565.4)
Stock option exercises	0.5	29.7	—	—	29.7
Stock-based compensation	—	33.6	—	—	33.6
Repurchases of common stock	(7.6)	(135.7)	(935.6)	—	(1,071.3)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.1	10.5	—	—	10.5
Other	0.1	1.3	—	—	1.3
Balances at May 29, 2022	123.9	$2,226.0	$(25.9)	$(1.9)	$2,198.2
Net earnings	—	—	981.9	—	981.9
Other comprehensive income	—	—	—	5.1	5.1
Dividends declared ($4.84 per share)	—	—	(594.1)	—	(594.1)
Stock option exercises	0.4	24.2	—	—	24.2
Stock-based compensation	—	32.7	—	—	32.7
Repurchases of common stock	(3.5)	(64.3)	(394.4)	—	(458.7)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.2	—	—	11.2
Other	—	1.0	—	—	1.0
Balances at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	1,027.6	—	1,027.6
Other comprehensive income	—	—	—	22.4	22.4
Dividends declared ($5.24 per share)	—	—	(631.9)	—	(631.9)
Stock option exercises	0.4	31.8	—	—	31.8
Stock-based compensation	—	36.6	—	—	36.6
Repurchases of common stock	(2.9)	(55.2)	(398.7)	—	(453.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	11.8	—	—	11.8
Other	—	(3.4)	—	—	(3.4)
Balances at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5

See accompanying notes to consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Cash flows - operating activities
Net earnings	$1,027.6	$981.9	$952.8
Losses from discontinued operations, net of tax	2.9	1.6	1.9
Adjustments to reconcile net earnings (loss) from continuing operations to cash flows:
Depreciation and amortization	459.9	387.8	368.4
Impairments and disposal of assets, net	12.4	(10.6)	(2.0)
Stock-based compensation expense	68.5	67.5	60.5
Change in current assets and liabilities	95.4	175.7	(96.7)
Contributions to pension and postretirement plans	(1.7)	(2.1)	(2.2)
Deferred income taxes	(3.2)	(59.5)	(23.7)
Change in other assets and liabilities	(23.4)	9.0	(7.4)
Other, net	(16.7)	1.5	13.0
Net cash provided by operating activities of continuing operations	$1,621.7	$1,552.8	$1,264.6
Cash flows - investing activities
Purchases of land, buildings and equipment	(601.2)	(564.9)	(376.9)
Proceeds from disposal of land, buildings and equipment	3.3	25.4	10.1
Cash used in business acquisitions, net of cash acquired	(701.1)	—	—
Purchases of capitalized software and other assets	(27.1)	(29.4)	(25.6)
Other, net	1.5	0.5	3.4
Net cash used in investing activities of continuing operations	$(1,324.6)	$(568.4)	$(389.0)
Cash flows - financing activities
Net proceeds from issuance of common stock	43.6	35.4	40.2
Dividends paid	(628.4)	(589.8)	(563.0)
Repurchases of common stock	(453.9)	(458.7)	(1,071.3)
Proceeds from issuance of commercial paper, net	86.8	—	—
Proceeds from the issuance of long-term debt	1,100.0	—	—
Repayments of long-term debt	(600.0)	—	—
Principal payments on finance leases, net	(19.9)	(19.8)	(12.9)
Payment of debt issuance costs	(11.6)	(0.2)	(2.7)
Net cash used in financing activities of continuing operations	$(483.4)	$(1,033.1)	$(1,609.7)
Cash flows - discontinued operations
Net cash used in operating activities of discontinued operations	(9.8)	(7.2)	(8.5)
Net cash used in discontinued operations	$(9.8)	$(7.2)	$(8.5)
Decrease in cash, cash equivalents, and restricted cash	(196.1)	(55.9)	(742.6)
Cash, cash equivalents, and restricted cash - beginning of year	416.2	472.1	1,214.7
Cash, cash equivalents and restricted cash - end of year	$220.1	$416.2	$472.1

Reconciliation of cash, cash equivalents, and restricted cash:	May 26, 2024	May 28, 2023	May 29, 2022
Cash and cash equivalents	$194.8	$367.8	$420.6
Restricted cash included in prepaid and other current assets	25.3	48.4	51.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$220.1	$416.2	$472.1

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Cash flows from changes in current assets and liabilities
Receivables, net	$9.3	$(8.2)	$(3.9)
Inventories	5.6	(17.3)	(79.8)
Prepaid expenses and other current assets	(1.4)	(24.5)	(22.6)
Accounts payable	(11.3)	40.9	43.2
Accrued payroll	7.7	(8.4)	4.1
Prepaid/accrued income taxes	5.1	143.3	58.5
Other accrued taxes	4.6	1.3	4.1
Unearned revenues	12.9	14.0	23.8
Other current liabilities	62.9	34.6	(124.1)
Change in current assets and liabilities	$95.4	$175.7	$(96.7)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the operations of Darden Restaurants, Inc. and its wholly owned subsidiaries (Darden, the Company, we, us or our). We own and operate the Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House®, The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® (Eddie V’s), and The Capital Burger® restaurant brands located in the United States and Canada. Through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 6 restaurants we manage through joint venture or other contractual agreements and 85 franchised restaurants. We also have 61 franchised restaurants located in Canada, Latin America, the Caribbean, Asia, and the Middle East. All significant intercompany balances and transactions have been eliminated in consolidation.

On June 14, 2023, we completed our acquisition of Ruth’s Hospitality Group, Inc., a Delaware corporation (Ruth’s), for $21.50 per share in cash. Ruth’s is the owner, operator and franchisor of Ruth’s Chris Steak House restaurants. See Note 2, Acquisition of Ruth’s Chris Steak House.
For fiscal 2024, 2023 and 2022, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued locations, have been aggregated in a single caption entitled “Losses from discontinued operations, net of tax benefit” in our consolidated statements of earnings for all periods presented.
Fiscal Year
We operate on a 52/53-week fiscal year, which ends on the last Sunday in May. Fiscal 2024, which ended May 26, 2024, consisted of 52 weeks. Fiscal 2023, which ended May 28, 2023, consisted of 52 weeks and fiscal 2022, which ended May 29, 2022, consisted of 52 weeks.
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

The components of cash and cash equivalents are as follows:

(in millions)	May 26, 2024	May 28, 2023
Short-term investments	$2.8	$185.6
Credit card receivables	153.0	142.3
Depository accounts	39.0	39.9
Total cash and cash equivalents	$194.8	$367.8
As of May 26, 2024, and May 28, 2023, we had cash and cash equivalent accounts in excess of insured limits. We manage the credit risk of our positions through utilizing multiple financial institutions and monitoring the credit quality of those financial institutions that hold our cash and cash equivalents. We had restricted cash of $25.3 million as of May 26, 2024, which represents cash held as security for a standby letter of credit and cash received for like-kind exchanges, and $48.4 million as of May 28, 2023, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on the balance sheet. See Note 16, Commitments and Contingencies.
Receivables, Net
Receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value. Provisions for doubtful accounts are recorded based on historical collection experience and the age of the receivables. Receivables are written off when they are deemed uncollectible. See Note 12 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Depreciation and amortization on buildings and equipment	$435.1	$367.4	$346.7
Losses on replacement of equipment	3.0	2.2	2.1

Capitalized Software Costs and Other Definite-Lived Intangibles
Capitalized software, which is a component of other assets, is recorded at cost less accumulated amortization. Capitalized software is amortized using the straight-line method over estimated useful lives ranging from 1 to 10 years. The cost of capitalized software and related accumulated amortization was as follows:

(in millions)	May 26, 2024	May 28, 2023
Capitalized software	$292.2	$263.8
Accumulated amortization	(216.5)	(196.8)
Capitalized software, net of accumulated amortization	$75.7	$67.0
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

(in millions)	May 26, 2024	May 28, 2023
Definite-lived intangible assets	$30.7	$23.8
Accumulated amortization	(14.5)	(12.5)
Definite-lived intangible assets, net of accumulated amortization	$16.2	$11.3

Definite-lived intangible liabilities	$(3.0)	$(3.0)
Accumulated amortization	2.1	1.8
Definite-lived intangible liabilities, net of accumulated amortization	$(0.9)	$(1.2)
Amortization expense from continuing operations associated with capitalized software and other definite-lived intangibles included in depreciation and amortization in our accompanying consolidated statements of earnings was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Amortization expense - capitalized software	$22.9	$18.6	$19.7
Amortization expense - other definite-lived intangibles	1.9	1.8	2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Based on the net book values of our definite-lived intangible assets and liabilities at May 26, 2024, we expect amortization of capitalized software and other definite-lived intangible assets will be approximately $25.0 million annually for fiscal 2025 through 2029.

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

Goodwill and Intangible Assets
Our goodwill and trademark balances are allocated as follows:

	Goodwill		Trademarks
(in millions)	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023
Olive Garden	$30.2	$30.2	$0.7	$0.7
LongHorn Steakhouse	49.3	49.3	307.8	307.8
Cheddar’s Scratch Kitchen	165.1	165.1	230.1	230.1
Ruth’s Chris	353.6	—	341.7	—
Yard House	369.2	369.2	109.3	109.3
The Capital Grille	401.6	401.6	147.4	147.4
Seasons 52	—	—	0.5	0.5
Eddie V’s	22.0	22.0	10.5	10.5
Total	$1,391.0	$1,037.4	$1,148.0	$806.3

We have ten reporting units, seven of which have goodwill and eight of which have trademarks. Goodwill and trademarks are not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We review our goodwill and trademarks for impairment annually, as of the first day of our fourth fiscal quarter, or more frequently if indicators of impairment exist.

During fiscal 2024, we elected to perform a qualitative assessment for our annual review of goodwill and trademarks to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, commodity cost fluctuations, competitive environment, share price performance, results of prior impairment tests, operational stability, the overall financial performance of the reporting units and the impacts of discount rates. As it relates to trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of royalty rates. As a result of the qualitative assessment, no indicators of impairment were identified, and no additional indicators of impairment were identified through the end of our fourth fiscal quarter that would require us to test further for impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. See Note 4 for additional information. For restaurants operated under non-cancellable leases, on the date we commit to a plan to either abandon the related right-of-use (ROU) asset or sublease the underlying asset, we evaluate the ROU asset for potential impairment and determine the go-forward accounting based on the requirements in FASB ASC Topic 842, Leases.
Insurance Accruals
Through the use of insurance program deductibles and self-insurance, we retain a significant portion of expected losses under our workers’ compensation and general liability programs. Accrued liabilities have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and not yet reported.
Revenue Recognition
Sales, as presented in our consolidated statements of earnings, includes the sale of food and beverage products, royalties from our franchised restaurants and royalties from the sale of consumer product goods. Revenue from restaurant sales is recognized when food and beverage products are sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is presented net of sales tax. Sales taxes collected from customers are included in other accrued taxes on our consolidated balance sheets until the taxes are remitted to governmental authorities.
Franchise royalties, which are a percentage of net sales of franchised restaurants, are recognized as revenue in the period the related sales occur. Revenue from area development and franchise fees are recognized as the performance obligations are satisfied over the term of the franchise agreement, which is generally 10 years. Advertising contributions, which are a percentage of net sales of franchised restaurants, are recognized in the period the related sales occur. Additionally, franchisee purchases of our inventory through our distribution network are recognized as revenue in the period the purchases are made.
Revenue from the sale of consumer packaged goods includes ongoing royalty fees based on a percentage of licensed retail product sales and is recognized upon the sale of product by our licensed manufacturers to retail outlets.
Unearned Revenues
Unearned revenues primarily represent our liability for gift cards that have been sold but not yet redeemed. We recognize sales from our gift cards when the gift card is redeemed by the customer. Although there are no expiration dates or dormancy fees for our gift cards, based on our analysis of our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within sales for unused gift card amounts in proportion to actual gift card redemptions. The estimated value of gift cards expected to remain unused is recognized over the expected period of redemption as the remaining gift card values are redeemed, generally over a period of 12 years. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimates of our redemption period and our breakage rate periodically and apply that rate prospectively to gift card redemptions. Discounts for gift cards sold by third parties are recorded to unearned revenues and are recognized as a reduction to sales over a period that approximates redemption patterns.
Food and Beverage Costs
Food and beverage costs include inventory, warehousing, related purchasing and distribution costs, and gains and losses on certain commodity derivative contracts. Vendor allowances received in connection with the purchase of a vendor’s products are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the computation of basic and diluted net earnings per common share:

	Fiscal Year Ended
(in millions, except per share data)	May 26, 2024	May 28, 2023	May 29, 2022
Earnings from continuing operations	$1,030.5	$983.5	$954.7
Losses from discontinued operations	(2.9)	(1.6)	(1.9)
Net earnings	$1,027.6	$981.9	$952.8
Weighted average common shares outstanding – Basic	119.9	121.9	127.8
Effect of dilutive stock-based compensation	0.9	1.0	1.2
Weighted average common shares outstanding – Diluted	120.8	122.9	129.0
Basic net earnings per share:
Earnings from continuing operations	$8.59	$8.07	$7.47
Losses from discontinued operations	(0.02)	(0.01)	(0.01)
Net earnings	$8.57	$8.06	$7.46
Diluted net earnings per share:
Earnings from continuing operations	$8.53	$8.00	$7.40
Losses from discontinued operations	(0.02)	(0.01)	(0.01)
Net earnings	$8.51	$7.99	$7.39
Stock options, restricted stock units and equity-settled performance stock units excluded from the calculation of diluted net earnings per share because the effect would have been anti-dilutive, are as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Anti-dilutive stock-based compensation awards	0.1	0.3	0.1
Foreign Currency
The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains and losses are reported as a separate component of other comprehensive income (loss). Aggregate cumulative translation gains (losses) were $4.6 million and $4.5 million at May 26, 2024 and May 28, 2023, respectively. Net gains (losses) from foreign currency transactions recognized in our consolidated statements of earnings were $0.0 million, $0.0 million and $0.0 million for fiscal 2024, 2023 and 2022, respectively.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. We plan to adopt in the fourth quarter of fiscal 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in fiscal 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In March 2024, the U.S. Securities and Exchange Commission (SEC) adopted its final rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of Board of Directors’ oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-rated targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2026, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2027. On April 4, 2024, the SEC issued a voluntary stay on its final rules pending multiple legal challenges. The Company is currently evaluating the impact of these new rules.
NOTE 2 - ACQUISITION OF RUTH’S CHRIS STEAK HOUSE
On June 14, 2023, we acquired 100 percent of the equity interest of Ruth’s Chris Steak House (Ruth’s Chris) for $724.6 million in total consideration. We funded the acquisition with the proceeds from the issuance of a $600.0 million Term Loan (Term Loan) combined with cash on hand. We repaid the Term Loan in full on October 10, 2023 with proceeds from the issuance of $500 million aggregate principal amount of our 6.30 percent Senior Notes, due 2033, and cash on hand.
The acquired operations of Ruth’s Chris included 77 company-owned locations, 74 franchisee-owned locations and 4 managed locations operating under contractual agreement. The results of Ruth’s Chris operations are included in our consolidated financial statements from the date of acquisition.
The assets and liabilities of Ruth’s Chris were recorded at their respective fair values as of the date of acquisition. Through internal studies and third-party valuations, we have determined the fair value of these assets, including land, buildings and equipment, intangible assets, income tax assets, unearned revenues, and other liabilities. The fair values set forth below are based on the results of those valuations.
Additionally, included in the allocation below, are the assets we acquired related to the asset purchase of the Destin, Florida Ruth’s Chris franchisee-owned location on May 20, 2024 for $1.2 million in total consideration with cash on hand.
The final allocation of the purchase price is as follows:

	Balances at		Balances at
(in millions)	June 14, 2023	Adjustments	May 26, 2024
Cash	$24.7	$—	$24.7
Other current assets	20.9	(0.7)	20.2
Land, buildings and equipment	170.5	(26.7)	143.8
Operating lease right-of-use assets	291.6	11.8	303.4
Goodwill	339.5	14.1	353.6
Trademark	341.7	—	341.7
Other assets	12.0	12.4	24.4
Total assets acquired	$1,200.9	$10.9	$1,211.8
Current liabilities	113.5	(3.8)	109.7
Deferred income taxes	79.5	2.4	81.9
Operating lease liabilities - non-current	276.3	11.4	287.7
Other liabilities	7.0	(0.3)	6.7
Total liabilities assumed	$476.3	$9.7	$486.0
Net assets acquired	$724.6	$1.2	$725.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. Of the $353.6 million recorded as goodwill, $15.2 million is deductible for tax purposes. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized, but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 2 years to 30 years.
As a result of the acquisition and related integration efforts, we incurred expenses of $51.8 million ($42.1 million, net of tax) during the twelve months ended May 26, 2024, which are included in general and administrative expenses, impairment, net and interest expense in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Ruth’s Chris on our consolidated financial statements.
NOTE 3 - REVENUE RECOGNITION
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets is comprised of the following:

(in millions)	May 26, 2024	May 28, 2023
Unearned revenues
Deferred gift card revenue	$620.6	$537.0
Deferred gift card discounts	(29.5)	(25.5)
Other	0.7	0.5
Total	$591.8	$512.0

Other liabilities
Deferred franchise fees - non-current	$4.9	$2.7
The following table presents a rollforward of deferred gift card revenue:

	Twelve Months Ended
(in millions)	May 26, 2024	May 28, 2023
Beginning balance	$537.0	$521.1
Acquired deferred gift card revenue	61.8	—
Activations	753.7	701.3
Redemptions and breakage	(731.9)	(685.4)
Ending balance	$620.6	$537.0
NOTE 4 - IMPAIRMENTS AND DISPOSAL OF ASSETS, NET
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings are comprised of the following:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Restaurant impairments	$0.3	$2.4	$6.8
Disposal (gains) losses	13.1	(15.1)	(4.8)
Other	(1.0)	2.1	(4.0)
Impairments and disposal of assets, net	$12.4	$(10.6)	$(2.0)

Restaurant impairments and disposal losses for fiscal 2024 were related to the decision to close nine locations, sale of properties and the write-off of acquired Ruth’s Chris assets. Restaurant impairments for fiscal 2023 were primarily related to (i) one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and (ii) four restaurant closures. Restaurant impairments for fiscal 2022 were primarily related to one underperforming restaurant whose projected cash flows were not sufficient to cover its respective carrying values and two underperforming restaurants that were permanently closed during 2022. Disposal gains for fiscal 2023 and 2022 are primarily related to sale of properties, sale-leasebacks, disposal of closed locations, and the sale of liquor licenses.
Other impacts for fiscal 2024 were related to right-of-use asset adjustments on early lease terminations, the write-off of capitalized software costs, and liquor license impairment. Other impacts for fiscal 2023 were primarily related to cancelled projects. Other impacts for fiscal 2022 were primarily related to the termination of lease liabilities in excess of the related right-of-use-assets.
Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of discounted future cash flows (see Note 9). These amounts are included in impairments and disposal of assets, net as a component of earnings from continuing operations in the accompanying consolidated statements of earnings.
NOTE 5 - LAND, BUILDINGS AND EQUIPMENT, NET
The components of land, buildings and equipment, net, are as follows:

(in millions)	May 26, 2024	May 28, 2023
Land	$132.9	$134.0
Buildings	4,034.5	3,655.5
Equipment	2,345.4	2,094.5
Assets under finance leases	1,252.3	1,062.4
Construction in progress	179.1	200.7
Total land, buildings and equipment	$7,944.2	$7,147.1
Less accumulated depreciation and amortization	(3,613.9)	(3,317.7)
Less amortization associated with assets under finance leases	(146.0)	(104.3)
Land, buildings and equipment, net	$4,184.3	$3,725.1

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

The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Seasons 52, Bahama Breeze and The Capital Burger restaurants in the U.S and ongoing royalties and other fees from our franchise operations and contractually managed locations.

External sales are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our reportable segments are predominantly in the U.S. There were no material transactions among reportable segments.

Our management uses segment profit as the measure for assessing performance of our segments. Segment profit includes revenues and expenses directly attributable to restaurant-level results of operations (sometimes referred to as restaurant-level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
earnings). These expenses include food and beverage costs, restaurant labor costs, restaurant expenses and marketing expenses (collectively, restaurant and marketing expenses). Non-cash lease-related expenses from our operating segments are allocated to the corporate level for restaurant expenses (which is a component of segment profit) and depreciation and amortization. Additionally, our lease-related right-of-use assets are not managed or evaluated at the operating segment level, but rather at the corporate level. For fiscal 2023, and 2022, restaurant and marketing expenses included approximately $0.2 million, and $9.0 million, respectively, of costs net of retention credits associated with the CARES Act, related to special team member and manager bonuses as well as emergency and furlough pay for restaurant employees due to COVID-19, reflected at the corporate level as they are costs for which our operating segments are not being evaluated.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP:

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 26, 2024 and for the year ended
Sales	$5,067.0	$2,806.2	$1,291.5	$2,225.3	$—	$11,390.0
Restaurant and marketing expenses	3,956.8	2,295.1	1,050.5	1,888.3	(66.4)	9,124.3
Segment profit	$1,110.2	$511.1	$241.0	$337.0	$66.4	$2,265.7

Depreciation and amortization	$167.7	$75.8	$65.9	$102.5	$48.0	$459.9
Impairments and disposal of assets, net	0.2	0.7	—	—	11.5	12.4
Segment assets	2,862.4	2,025.7	2,596.5	2,901.1	937.3	11,323.0
Purchases of land, buildings and equipment	260.7	127.4	118.1	97.9	(2.9)	601.2

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 28, 2023 and for the year ended
Sales	$4,877.8	$2,612.3	$830.8	$2,166.9	$—	$10,487.8
Restaurant and marketing expenses	3,852.0	2,181.4	672.3	1,866.3	(49.3)	8,522.7
Segment profit	$1,025.8	$430.9	$158.5	$300.6	$49.3	$1,965.1

Depreciation and amortization	$146.5	$67.7	$35.6	$96.8	$41.2	$387.8
Impairments and disposal of assets, net	—	(3.3)	—	—	(7.3)	(10.6)
Segment assets	2,835.5	1,978.3	1,345.4	2,968.9	1,113.4	10,241.5
Purchases of land, buildings and equipment	252.5	114.0	57.2	119.6	21.6	564.9

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
At May 29, 2022 and for the year ended
Sales	$4,503.9	$2,374.3	$776.2	$1,975.6	$—	$9,630.0
Restaurant and marketing expenses	3,510.2	1,955.9	611.2	1,675.4	(24.5)	7,728.2
Segment profit	$993.7	$418.4	$165.0	$300.2	$24.5	$1,901.8

Depreciation and amortization	$141.0	$64.7	$33.7	$98.1	$30.9	$368.4
Impairments and disposal of assets, net	4.9	0.1	—	1.6	(8.6)	(2.0)
Purchases of land, buildings and equipment	154.5	91.0	42.2	86.8	2.4	376.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of segment profit to earnings from continuing operations before income taxes:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Segment profit	$2,265.7	$1,965.1	$1,901.8
Less general and administrative expenses	(479.2)	(386.1)	(373.2)
Less depreciation and amortization	(459.9)	(387.8)	(368.4)
Less impairments and disposal of assets, net	(12.4)	10.6	2.0
Less interest, net	(138.7)	(81.3)	(68.7)
Earnings before income taxes	$1,175.5	$1,120.5	$1,093.5

NOTE 7 - DEBT
The components of long-term debt are as follows:

(in millions)	May 26, 2024	May 28, 2023
3.850% senior notes due May 2027	$500.0	$500.0
6.300% senior notes due October 2033	500.0	—
6.000% senior notes due August 2035	96.3	96.3
6.800% senior notes due October 2037	42.8	42.8
4.550% senior notes due February 2048	300.0	300.0
Total long-term debt	$1,439.1	$939.1
Fair value hedge	(51.8)	(45.4)
Less unamortized discount and issuance costs	(16.9)	(8.8)
Total long-term debt less unamortized discount and issuance costs	$1,370.4	$884.9

The aggregate contractual maturities of long-term debt for each of the five fiscal years subsequent to May 26, 2024, and thereafter are as follows:

(in millions)
Fiscal Year	2025	2026	2027	2028	2029	Thereafter
Debt repayments	$—	$—	$500.0	$—	$—	$939.1
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement replaced our prior $1.0 billion Revolving Credit Agreement (Prior Revolving Credit Agreement), dated as of September 10, 2021, and the Prior Revolving Credit Agreement was terminated concurrently with our entry into the Revolving Credit Agreement. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type, and consistent with our Prior Revolving Credit Agreement. As of May 26, 2024, we had no outstanding balances. As of May 26, 2024, $86.8 million of commercial paper was outstanding in addition to $0.6 million of letters of credit outstanding, which were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of May 26, 2024, we had $1.16 billion of credit available under the Revolving Credit Agreement.
Loans under the Revolving Credit Agreement bear interest at a rate of (a) Term SOFR (which is defined, for the applicable interest period, as the Term SOFR Screen Rate two U.S. Government Securities Business Days prior to the commencement of such interest period with a term equivalent to such interest period) plus a Term SOFR adjustment of 0.100 percent plus the relevant margin determined by reference to a ratings-based pricing grid (Applicable Margin), or (b) the base rate (which is defined as the highest of the BOA prime rate, the Federal Funds rate plus 0.500 percent, and the Term SOFR plus 1.000 percent) plus the relevant Applicable Margin. Assuming a “BBB” equivalent credit rating level, the Applicable Margin under the Revolving Credit Agreement is 1.000 percent for Term SOFR loans and 0.000 percent for base rate loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On October 10, 2023, the Company issued $500 million aggregate principal amount of our 6.300 percent Senior Notes due 2033 (the 2033 Notes) pursuant to the provisions of the Underwriting Agreement, dated October 4, 2023 (Underwriting Agreement), among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The 2033 Notes were issued under the Company’s Indenture, dated as of January 1, 1996 (Base Indenture), between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023 (Second Supplemental Indenture), among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as successor trustee with respect to the 2033 Notes. The 2033 Notes will mature on October 10, 2033. Interest on the 2033 Notes will be paid semiannually in arrears on April 10 and October 10 of each year, commencing on April 10, 2024, to holders of record on the preceding March 26 or September 25, as the case may be.
The interest rate on our $42.8 million 6.800 percent senior notes due October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of May 26, 2024, no such adjustments are made to this rate.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The notional and fair values of our derivative contracts are as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	May 26, 2024			May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023
Equity Forwards
Designated	0.2	$144.22	$27.1	$—	$2.2	$0.8	$—
Not designated	0.6	$132.06	$76.2	—	5.1	2.4	—
Total equity forwards (2)				$—	$7.3	$3.2	$—
Commodity contracts
Designated	N/A	N/A	$14.7	$0.1		$0.7	$5.6
Not designated	N/A	N/A	$—	—	—	—	—
Total commodity contracts (3)				$0.1	$—	$0.7	$5.6
Interest rate related
Designated	N/A	N/A	$300.0	$—	$—	$51.8	$45.4
Not designated	N/A	N/A		$—	$—	$—	$—
Total interest rate related				$—	$—	$51.8	$45.4
Total derivative contracts				$0.1	$7.3	$55.7	$51.0
(1)Derivative assets and liabilities are included in receivables, net, and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2027.
(3)Commodity contracts extend through June 2025.

The effects of derivative instruments in cash flow hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022	May 26, 2024	May 28, 2023	May 29, 2022
Equity (1)	$(6.4)	$8.0	$(7.9)	$1.3	$(0.8)	$0.8
Commodity (2)	(1.9)	(9.2)	2.4	(6.9)	(3.1)	1.9
Interest rate (3)	34.9	—	—	2.2	(0.1)	(0.1)
Total	$26.6	$(1.2)	$(5.5)	$(3.4)	$(4.0)	$2.6
(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of derivative instruments in fair value hedging relationships in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022	May 26, 2024	May 28, 2023	May 29, 2022
Interest rate (1)(2)	$(6.4)	$(17.4)	$(27.8)	$6.4	$17.4	$27.8

(1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings are as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Fiscal Year Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	May 26, 2024	May 28, 2023	May 29, 2022
General and administrative expenses	(3.1)	18.3	(3.6)
Based on the fair value of our derivative instruments designated as cash flow hedges as of May 26, 2024, we expect to reclassify $3.0 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months based on the maturity of equity forward, commodity, and interest rate contracts. However, the amounts ultimately realized in earnings will be dependent on the fair value of the contracts on the settlement dates.

NOTE 9 - FAIR VALUE MEASUREMENTS
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis at May 26, 2024 and May 28, 2023:

Items Measured at Fair Value at May 26, 2024
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.6)	$—	$(0.6)	$—
Equity forwards	(2)	(3.2)	—	(3.2)	—
Interest rate swaps	(3)	(51.8)	—	(51.8)	—
Total		$(55.6)	$—	$(55.6)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Items Measured at Fair Value at May 28, 2023
(in millions)		Fair Value of Assets (Liabilities)	Quoted Prices in Active Market for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(5.6)	$—	$(5.6)	$—
Equity forwards	(2)	7.3	—	7.3	—
Interest rate swaps	(3)	(45.4)	—	(45.4)	—
Total		$(43.7)	$—	$(43.7)	$—
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

The carrying value and fair value of long-term debt, as of May 26, 2024, was $1.37 billion. The carrying value and fair value of long-term debt as of May 28, 2023, was $884.9 million and $857.0 million, respectively. The fair value of long-term debt, which is classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is generally determined based on third-party market appraisals which includes market data for similar assets. As of May 26, 2024 and May 28, 2023, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.

The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of May 26, 2024, long-lived assets held and used with a carrying amount of $4.8 million, primarily related to three underperforming restaurants, were determined to have a fair value of $1.5 million resulting in an impairment charge of $3.3 million. As of May 28, 2023, long-lived assets held and used with a carrying amount of $10.0 million, primarily related to one underperforming restaurant, were determined to have a fair value of $8.4 million resulting in an impairment charge of $1.6 million.

NOTE 10 - STOCKHOLDERS’ EQUITY

Share Repurchase Program
All of the shares purchased during the fiscal year ended May 26, 2024 were purchased as part of our repurchase program authorized by our Board of Directors. On March 20, 2024, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 21, 2024, does not have an expiration date and replaced the prior share repurchase authorization.

Share Retirements
As of May 26, 2024, of the 210.7 million cumulative shares repurchased under the current and previous authorizations, 199.3 million shares were retired and restored to authorized but unissued shares of common stock and there are no remaining treasury shares. We expect that all shares of common stock acquired in the future will also be retired and restored to authorized but unissued shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income (Loss)
Balances at May 29, 2022	$4.8	$(0.4)	$(6.3)	$(1.9)
Gain (loss)	(0.3)	1.1	0.7	1.5
Reclassification realized in net earnings	—	3.2	0.4	3.6
Balances at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	0.1	18.4	1.1	19.6
Reclassification realized in net earnings	—	2.2	0.6	2.8
Balances at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6

The following table presents the amounts and line items in our consolidated statements of earnings where other adjustments reclassified from AOCI into net earnings were recorded:

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 26, 2024	May 28, 2023
Derivatives
Commodity contracts	(1)	$(6.9)	$(3.1)
Equity contracts	(2)	1.3	(0.8)
Interest rate contracts	(3)	2.2	(0.1)
	Total before tax	$(3.4)	$(4.0)
	Tax benefit	1.2	0.8
	Net of tax	$(2.2)	$(3.2)

		Fiscal Year Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	May 26, 2024	May 28, 2023
Benefit plan funding position
Pension/postretirement plans- actuarial losses	(4)	$(0.1)	$(0.1)
Recognized net actuarial gain (loss) - other plans	(5)	(0.7)	(0.7)
	Total before tax	$(0.8)	$(0.8)
	Tax benefit	0.2	0.4
	Net of tax	$(0.6)	$(0.4)

(1)Primarily included in food and beverage costs and restaurant expenses. See Note 8 for additional details.
(2)Included in general and administrative expenses. See Note 8 for additional details.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 - LEASES

The components of lease expense for continuing operations in the consolidated statements of earnings for the fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022 are as follows:

(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Operating lease expense	$404.6	$377.9	$372.0
Finance lease expense
Amortization of leased assets	48.1	41.2	29.6
Interest on lease liabilities	54.2	44.3	32.3
Variable lease expense	34.6	22.6	17.0
Total lease expense	$541.5	$486.0	$450.9

The components of lease assets and liabilities on the consolidated balance sheet as of May 26, 2024 and May 28, 2023 are as follows:

(in millions)	Balance Sheet Classification	May 26, 2024	May 28, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,429.3	$3,373.9
Finance lease right-of-use assets	Land, buildings and equipment, net	1,106.3	958.1
Total lease assets, net		$4,535.6	$4,332.0

Operating lease liabilities - current	Other current liabilities	$198.8	$182.5
Finance lease liabilities - current	Other current liabilities	15.3	13.5
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,704.7	3,667.6
Finance lease liabilities - non-current	Other liabilities	1,357.1	1,172.6
Total lease liabilities		$5,275.9	$5,036.2

Supplemental cash flow information related to leases for the fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022:

(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (1)	$397.2	$367.6	$374.6
Operating cash flows from finance leases	54.2	44.3	32.3
Financing cash flows from finance leases (1)	22.0	19.8	12.9
Right-of-use assets obtained in exchange for new operating lease liabilities (2)	341.2	131.5	26.0
Right-of-use assets obtained in exchange for new finance lease liabilities	97.3	75.1	187.8
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	49.8	86.3	171.9
(1) Excludes cash received for any lease incentives.
(2) Right-of-use assets obtained in fiscal 2024 includes $303.4 million from the acquisition of Ruth’s Chris

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average remaining lease terms and discount rates as of May 26, 2024 and May 28, 2023 are as follows:

(in millions)	May 26, 2024	May 28, 2023
Weighted-Average Remaining Lease Term (Years)
Operating leases	14.8	15.2
Finance leases	22.2	22.5
Weighted-Average Discount Rate (1)
Operating leases	4.5%	4.3%
Finance leases	4.4%	4.2%
(1)We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our incremental borrowing rate and is determined based on the risk-free rate, adjusted for the risk premium attributed to our corporate credit rating for a secured or collateralized instrument.

The annual maturities of our lease liabilities as of May 26, 2024 are as follows:

(in millions)
Fiscal Year	Operating Leases	Finance Leases
2025	410.1	86.2
2026	413.2	89.6
2027	417.2	91.2
2028	408.9	92.8
2029	391.8	94.5
Thereafter	3,527.5	1,807.7
Total future lease commitments (1)	$5,568.7	$2,262.0
Less imputed interest	(1,665.2)	(889.6)
Present value of lease liabilities (2)	$3,903.5	$1,372.4
(1)Of the $5,568.7 million of total future operating lease commitments and $2,262.0 million of total future finance lease commitments, $2,306.4 million and $723.3 million, respectively, are non-cancelable.
(2)Excludes approximately $171.0 million of net present value of lease payments related to 44 real estate leases signed, but not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 - ADDITIONAL FINANCIAL INFORMATION
The tables below provide additional financial information related to our consolidated financial statements:
Balance Sheets

(in millions)	May 26, 2024	May 28, 2023
Receivables, net
Gift card sales	$41.8	$40.9
Miscellaneous	37.7	39.6
Allowance for doubtful accounts	(0.4)	(0.3)
Total	$79.1	$80.2

Other Current Liabilities
Non-qualified deferred compensation plan	$274.8	$252.4
Sales and other taxes	104.2	96.8
Insurance-related	44.8	42.1
Employee benefits	55.1	42.5
Accrued interest	20.2	16.0
Lease liabilities - current	214.1	196.0
Miscellaneous	134.0	106.7
Total	$847.2	$752.5

Statements of Earnings

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Interest, net
Interest expense	$93.5	$50.2	$40.9
Imputed interest on finance leases	54.2	44.3	32.3
Capitalized interest	(4.5)	(5.4)	(2.6)
Interest income	(4.5)	(7.8)	(1.9)
Total	$138.7	$81.3	$68.7

Statements of Cash Flows

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Cash paid during the fiscal year for:
Interest, net of amounts capitalized	$135.1	$82.4	$65.0
Income taxes, net of refunds	$136.3	$47.4	$102.6
Non-cash investing and financing activities:
Increase in land, buildings and equipment through accrued purchases	$40.0	$66.7	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 - INCOME TAXES
Total income tax expense (benefit) was allocated as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Earnings from continuing operations	$145.0	$137.0	$138.8
Loss from discontinued operations	(1.7)	(0.8)	(0.2)
Total consolidated income tax expense (benefit)	$143.3	$136.2	$138.6

The components of earnings from continuing operations before income taxes and the provision for income taxes thereon are as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Earnings from continuing operations before income taxes:
U.S.	$1,169.2	$1,117.3	$1,089.5
Foreign	6.3	3.2	4.0
Earnings from continuing operations before income taxes	$1,175.5	$1,120.5	$1,093.5
Income taxes:
Current:
Federal	$99.2	$165.9	$90.7
State and local	43.5	25.6	72.7
Foreign	3.0	1.6	1.4
Total current	$145.7	$193.1	$164.8
Deferred (principally U.S.):
Federal	$(0.7)	$(69.2)	$10.3
State and local	—	13.1	(36.3)
Total deferred	$(0.7)	$(56.1)	$(26.0)
Total income tax expense	$145.0	$137.0	$138.8

The effective income tax rates for fiscal 2024 and 2023 for continuing operations were 12.3 percent and 12.2 percent, respectively. During fiscal 2024, we had income tax expense of $145.0 million on earnings before income tax of $1.18 billion compared to income tax expense of $137.0 million on earnings before income taxes of $1.12 billion in fiscal 2023. This change was primarily driven by the impact of state tax expense.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1 percent excise tax on share repurchases that occur after December 31, 2022 and introduced a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income. The impact of the IRA excise tax and the CAMT are immaterial to our fiscal 2024 consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table is a reconciliation of the U.S. statutory income tax rate to the effective income tax rate from continuing operations included in the accompanying consolidated statements of earnings:

	Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
U.S. statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	3.3	3.1	2.5
Benefit of federal income tax credits	(10.5)	(10.4)	(9.8)
Stock-based compensation tax benefit	(1.1)	(0.9)	(0.9)
Other, net	(0.4)	(0.6)	(0.1)
Effective income tax rate	12.3%	12.2%	12.7%

As of May 26, 2024, we had estimated current prepaid state and federal income taxes of $11.8 million and $109.9 million, respectively, which is included on our accompanying consolidated balance sheets as prepaid income taxes and estimated current state and federal income taxes payable of $2.5 million and $3.6 million, respectively, which is included on our accompanying consolidated balance sheets as accrued income taxes.
As of May 26, 2024, we had unrecognized tax benefits of $22.7 million, which represents the aggregate tax effect of the differences between tax return positions and benefits recognized in our consolidated financial statements, all of which would favorably affect the effective tax rate if resolved in our favor. Included in the balance of unrecognized tax benefits at May 26, 2024, is $6.1 million related to tax positions for which it is reasonably possible that the total amounts could change during the next 12 months based on the outcome of examinations. Of the $6.1 million, $3.9 million relates to items that would impact our effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(in millions)
Balances at May 28, 2023	$23.0
Additions related to current-year tax positions	5.3
Additions related to prior-year tax positions	0.2
Net reductions due to settlements with taxing authorities	(2.7)
Reductions to tax positions due to statute expiration	(3.1)
Balances at May 26, 2024	$22.7
Interest included in income tax expense in our consolidated statements of earnings is as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Interest recorded on unrecognized tax benefits	$1.7	$2.2	$1.3
Interest recorded on income tax receivables	$(6.9)	$(6.8)	$(3.1)
Total (Benefit) Expense	$(5.2)	$(4.6)	$(1.8)

At May 26, 2024, we had $3.2 million accrued for the payment of interest associated with unrecognized tax benefits.

For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process (CAP), whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. Income tax returns are subject to audit by state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, and all states in the U.S. that have an income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2023, and state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

(in millions)	May 26, 2024	May 28, 2023
Accrued liabilities	$136.4	$117.2
Compensation and employee benefits	127.8	122.8
Lease liabilities	1,332.4	1,248.5
Net operating loss, credit and charitable contribution carryforwards	71.8	77.5
Other	1.0	4.3
Gross deferred tax assets	$1,669.4	$1,570.3
Valuation allowance	(26.8)	(21.1)
Deferred tax assets, net of valuation allowance	$1,642.6	$1,549.2
Trademarks and other acquisition related intangibles	(274.6)	(184.2)
Buildings and equipment	(373.5)	(337.7)
Capitalized software and other assets	(30.4)	(26.0)
Lease assets	(1,183.8)	(1,129.5)
Other	(12.3)	(14.0)
Gross deferred tax liabilities	$(1,874.6)	$(1,691.4)
Net deferred tax liabilities	$(232.0)	$(142.2)

We have deferred tax assets of $32.3 million reflecting the benefit of state loss carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2025 and fiscal 2042. We have deferred tax assets of $7.9 million of federal and $47.1 million state tax credits, before federal benefit and valuation allowance, which expire at various dates between fiscal 2025 and fiscal 2044. We have deferred tax assets of $1.5 million of state charitable contributions carryforwards, before federal benefit and valuation allowance, which expire at various dates between fiscal 2025 and fiscal 2029.

We have taken current and potential future expirations into consideration when evaluating the need for valuation allowances against these deferred tax assets. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at May 26, 2024.
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plan and Postretirement Benefit Plan

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

Fundings related to the defined benefit pension plan and postretirement benefit plan, which are funded on a pay-as-you-go basis, were as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Defined benefit pension plans funding	$0.4	$0.4	$0.4
Postretirement benefit plan funding	1.3	1.7	1.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We expect to contribute approximately $0.4 million to our remaining defined benefit pension plan and approximately $1.3 million to our postretirement benefit plan during fiscal 2025.
We are required to recognize the over- or under-funded status of the plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and any unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), net of tax.
The following provides a reconciliation of the changes in the plan benefit obligation, fair value of plan assets and the funded status of the plans as of May 26, 2024 and May 28, 2023:

	Defined Benefit Plan		Postretirement Benefit Plan
(in millions)	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023
Change in Benefit Obligation:
Benefit obligation at beginning of period	$3.7	$4.1	$15.4	$18.0
Interest cost	0.2	0.1	0.7	0.7
Benefits paid	(0.4)	(0.5)	(1.3)	(1.7)
Actuarial (gain) loss	—	—	(2.5)	(1.6)
Benefit obligation at end of period	$3.5	$3.7	$12.3	$15.4

Change in Plan Assets:
Fair value at beginning of period	$—	$—	$—	$—
Employer contributions	0.4	0.4	1.3	1.7
Benefits paid	(0.4)	(0.4)	(1.3)	(1.7)
Fair value at end of period	$—	$—	$—	$—

Unfunded status at end of period	$(3.5)	$(3.7)	$(12.3)	$(15.4)

The following is a detail of the balance sheet components of each of our plans and a reconciliation of the amounts included in accumulated other comprehensive income (loss):

	Defined Benefit Plan		Postretirement Benefit Plan
(in millions)	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023
Components of the Consolidated Balance Sheets:
Current liabilities	$0.4	$0.4	$1.3	$1.6
Noncurrent liabilities	3.1	3.3	11.0	13.8
Net amounts recognized	$3.5	$3.7	$12.3	$15.4
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Net actuarial gain (loss)	(1.0)	(1.1)	1.8	—
Net amounts recognized	$(1.0)	$(1.1)	$1.8	$—

The following is a summary of our accumulated and projected benefit obligations for our defined benefit plan:

(in millions)	May 26, 2024	May 28, 2023
Accumulated benefit obligation for all defined benefit plans	$3.5	$3.7
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	3.5	3.7
Projected benefit obligations for all plans with projected benefit obligations in excess of plan assets	3.5	3.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the weighted-average assumptions used to determine benefit obligations and net expense:

	Defined Benefit Plan		Postretirement Benefit Plan
	May 26, 2024	May 28, 2023	May 26, 2024	May 28, 2023
Weighted-average assumptions used to determine benefit obligations (1)
Discount rate	5.24%	4.87%	5.37%	5.07%
Weighted-average assumptions used to determine net expense (2)
Discount rate	4.87%	4.32%	5.07%	4.51%
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
Components of net periodic benefit cost included in earnings are as follows:

	Defined Benefit Plan			Postretirement Benefit Plan
	Fiscal Year Ended			Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022	May 26, 2024	May 28, 2023	May 29, 2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	0.2	0.1	0.1	0.7	0.7	0.4
Amortization of unrecognized prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	0.1	0.1	0.1	—	—	0.4
Net pension and postretirement cost	$0.3	$0.2	$0.2	$0.7	$0.7	$0.8

The amortization of the net actuarial loss component of our fiscal 2025 net periodic benefit cost for the remaining defined benefit plan and postretirement benefit plan is expected to be approximately $0.1 million and $(0.2) million, respectively.

The following benefit payments are expected to be paid between fiscal 2025 and fiscal 2033:

(in millions)	Defined Benefit Plan	Postretirement Benefit Plan
2025	$0.4	$1.3
2026	0.4	1.2
2027	0.4	1.2
2028	0.4	1.1
2029	0.4	1.0
2030-2034	1.5	4.5

Defined Contribution Plan
We have a defined contribution (401(k)) plan (Darden Savings Plan) covering most employees age 18 and older. We match contributions for participants with at least one year of service up to 6 percent of compensation, based on our performance. The match ranges from a minimum of $0.25 to $1.20 for each dollar contributed by the participant. The Darden Savings Plan also provides for a profit sharing contribution for eligible participants equal to 1.5 percent of the participant’s compensation. The Darden Savings Plan had net assets of $1.4 billion at May 26, 2024, and $1.2 billion at May 28, 2023. Expense recognized in fiscal 2024, 2023 and 2022 was $45.6 million, $37.7 million and $49.0 million, respectively. Employees classified as “highly compensated” under the IRC are not eligible to participate in the Darden Savings Plan. Instead, highly compensated employees are eligible to participate in a separate non-qualified deferred compensation (FlexComp) plan. The FlexComp plan allows eligible employees to defer the payment of part of their annual salary and all or part of their annual bonus and provides for awards that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximate the matching contributions that participants would have received had they been eligible to participate in the Darden Savings Plan, as well as an additional retirement contribution amount. Amounts payable to highly compensated employees under the FlexComp plan totaled $274.8 million and $252.4 million at May 26, 2024 and May 28, 2023, respectively. These amounts are included in other current liabilities on our accompanying consolidated balance sheets.

NOTE 15 - STOCK-BASED COMPENSATION

In September 2015, our shareholders approved the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (2015 Plan). All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the 2015 Plan. No further equity grants after that date are permitted under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan or any other prior stock option and/or stock grant plans (collectively, the Prior Plans). The 2015 Plan and the Prior Plans are administered by the Compensation Committee of the Board of Directors. The 2015 Plan provides for the issuance of up to 7.6 million common shares in connection with the granting of non-qualified stock options, restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and other stock-based awards such as Darden stock units to employees, consultants and non-employee directors. As of May 26, 2024, approximately 0.1 million shares may be issued under outstanding awards that were granted under the Prior Plans and may still vest and be exercised in accordance with their terms.
Stock-based compensation expense included in continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Stock options	$6.8	$6.3	$6.6
Restricted stock units	8.6	7.4	7.5
Darden stock units	31.9	34.8	26.9
Equity-settled performance-based restricted stock units	16.1	14.3	15.3
Employee stock purchase plan	3.0	2.8	2.7
Director compensation program/other	2.1	1.9	1.5
Total	$68.5	$67.5	$60.5
Excess income tax benefits related to the exercise of stock options and vesting of other equity-settled stock-based compensation recognized in income tax expense from continuing operations was as follows:

	Fiscal Year Ended
(in millions)	May 26, 2024	May 28, 2023	May 29, 2022
Income tax benefits	$12.7	$6.5	$11.9

The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes model to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Weighted-average fair value	$55.56	$36.20	$41.02
Dividend yield	3.4%	3.8%	3.2%
Expected volatility of stock	42.2%	42.0%	39.6%
Risk-free interest rate	4.0%	2.8%	0.9%
Expected option life (in years)	5.9	5.9	6.3
Weighted-average exercise price per share	$169.02	$121.47	$148.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our stock option activity as of and for the year ended May 26, 2024:

	Options (in millions)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding beginning of period	1.62	$99.04	5.79	$100.6
Options granted	0.13	169.02
Options exercised	(0.40)	80.07
Options canceled	(0.01)	148.77
Outstanding end of period	1.34	$111.08	5.68	$51.6
Exercisable	0.78	$98.39	4.26	$38.6

The total intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $33.6 million, $29.7 million and $41.5 million, respectively. Cash received from option exercises during fiscal 2024, 2023 and 2022 was $31.8 million, $24.2 million and $29.7 million, respectively. Stock options generally vest over 4 years and have a maximum contractual period of 10 years from the date of grant. We settle employee stock option exercises with authorized but unissued shares of Darden common stock.
As of May 26, 2024, there was $4.8 million of unrecognized compensation cost related to unvested stock options granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options that vested during fiscal 2024 was $6.8 million.
Restricted stock and RSUs are granted at a value equal to the market price of our common stock on the date of grant, and are amortized over their service periods which generally range from one to three years. Restrictions with regard to restricted stock and RSUs lapse at the end of their service periods at which time employees receive unrestricted shares of Darden stock.
The following table presents a summary of our RSU activity as of and for the fiscal year ended May 26, 2024:

	Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
Outstanding beginning of period	0.28	$109.70
Shares granted	0.08	163.69
Shares vested	(0.10)	88.11
Shares canceled	—	—
Outstanding end of period	0.26	$132.38

As of May 26, 2024, there was $8.0 million of unrecognized compensation cost related to unvested RSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs that vested during fiscal 2024, 2023 and 2022 was $7.9 million, $6.6 million and $7.0 million, respectively.
Darden stock units are granted at a value equal to the market price of our common stock on the date of grant and will be settled in cash at the end of their vesting periods, which typically range from three to five years, at the then market price of our common stock. Compensation expense is measured based on the market price of our common stock each period, is amortized over the vesting period and the vested portion is carried as a liability on our accompanying consolidated balance sheets. We also enter into equity forward contracts to hedge the risk of changes in future cash flows associated with the unvested Darden stock units granted (see Note 8 for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our Darden stock unit activity as of and for the fiscal year ended May 26, 2024:

(All units settled in cash)	Units (in millions)	Weighted-Average Fair Value Per Unit
Outstanding beginning of period	0.81	$161.28
Units granted	0.16	167.13
Units vested	(0.17)	168.85
Units canceled	(0.04)	131.00
Outstanding end of period	0.76	$147.60

As of May 26, 2024, our total Darden stock unit liability was $75.9 million, including $37.4 million recorded in other current liabilities and $38.5 million recorded in other liabilities on our consolidated balance sheets. As of May 28, 2023, our total Darden stock unit liability was $79.2 million, including $22.9 million recorded in other current liabilities and $56.3 million recorded in other liabilities on our consolidated balance sheets.

Based on the value of our common stock as of May 26, 2024, there was $29.9 million of unrecognized compensation cost related to Darden stock units granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years but the amount that vests is ultimately dependent on the value of Darden stock at the vesting date. The total fair value of Darden stock units that vested during fiscal 2024 was $28.8 million.

Relative total shareholder return PRSUs are equity-settled awards that vest over the service period which ranges from three to four years, and the number of units that actually vest is determined based on the achievement of performance criteria set forth in the award agreement. The awards vest based on the achievement of market-based targets, are measured based on estimated fair value as of the date of grant using a Monte Carlo simulation, and are amortized over the service period. Additionally, under special circumstances, Darden grants equity-settled PRSUs which are earned based on specific performance criteria. These PRSUs are measured based on a value equal to the market price of our common stock on the date of grant, and are amortized over the service periods which generally range from three to four years.

The weighted-average grant date fair value of equity-settled PRSUs and the related assumptions used in the Monte Carlo simulation to record stock-based compensation are as follows:

	Granted in Fiscal Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility of stock	32.3%	55.5%	53.4%
Risk-free interest rate	4.5%	2.9%	0.4%
Expected option life (in years)	2.9	2.8	2.8
Weighted-average grant date fair value per unit	$217.11	$137.73	$172.34
(1)Assumes a reinvestment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a summary of our equity-settled PRSU activity as of and for the fiscal year ended May 26, 2024:

	Units (in millions)	Weighted-Average Grant Date Fair Value Per Unit
Outstanding beginning of period	0.36	$123.45
Units granted	0.09	217.11
Units granted performance impact	0.07	83.46
Units vested	(0.16)	89.54
Units canceled	(0.01)	181.92
Outstanding end of period	0.35	$152.39

As of May 26, 2024, there was $9.8 million of unrecognized compensation cost related to unvested equity-settled PRSUs granted under our stock plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of equity-settled PRSUs that vested during fiscal 2024 was $13.6 million.
We maintain an Employee Stock Purchase Plan to provide eligible employees who have completed one year of service (excluding certain employees who are employed less than full time or own 5.0 percent or more of our capital stock or that of any subsidiary) an opportunity to invest up to $5.0 thousand per calendar quarter to purchase shares of our common stock, subject to certain limitations. Under the plan, up to an aggregate of 6.2 million shares are available for purchase by employees at a purchase price that is 85.0 percent of the fair market value of our common stock on either the first or last trading day of each calendar quarter, whichever is lower. Cash received from employees pursuant to the plan during fiscal 2024, 2023 and 2022 was $11.8 million, $11.2 million and $10.5 million, respectively. Shares issued to employees under the Employee Stock Purchase Plan during fiscal 2024, 2023 and 2022 were 0.1 million.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable for guarantees of subsidiary obligations under standby letters of credit. At May 26, 2024 and May 28, 2023, we had $79.5 million and $85.3 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. At May 26, 2024 and May 28, 2023, we had $16.8 million and $15.2 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
At May 26, 2024 and May 28, 2023, we had $71.0 million and $82.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to the disposition of Red Lobster in fiscal 2015. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential payments discounted at our weighted-average cost of capital at May 26, 2024 and May 28, 2023, amounted to $57.7 million and $68.4 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. The liability recorded for our expected credit losses under these leases as of May 26, 2024 was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2025 through fiscal 2034.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 17 - SUBSEQUENT EVENTS

On July 17, 2024, we entered into an agreement to acquire all of the outstanding shares of Chuy’s Holdings, Inc.(Chuy’s Holdings), a Delaware corporation, for $37.50 per share in an all-cash transaction with an enterprise value of approximately $605 million. Chuy’s Holdings is the owner and operator of restaurants under the Chuy’s Fine Tex-Mex ® (Chuy’s) trademark. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition is expected to be completed in the second quarter of fiscal 2025 and will be funded through one or more new debt issuances.
On June 19, 2024, the Board of Directors declared a cash dividend of $1.40 per share to be paid August 1, 2024 to all shareholders of record as of the close of business on July 10, 2024.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure requiring disclosure under this Item.

Item 9A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 26, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 26, 2024.
During the fiscal quarter ended May 26, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The annual report of our management on internal control over financial reporting, and the audit report of KPMG LLP, our independent registered public accounting firm, regarding our internal control over financial reporting are included in this Annual Report under the caption “Item 8 - Financial Statements and Supplementary Data.”

Item 9B. OTHER INFORMATION

During the quarter ended May 26, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in the sections entitled “Executive Officers of the Registrant,” “Proposal 1 – Election of Nine Directors From the Named Director Nominees,” “Meetings of the Board of Directors and Its Committees,” “Corporate Governance and Board Administration” and “Insider Trading Policy Statement” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections entitled “Stock Ownership of Principal Shareholders,” “Stock Ownership of Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the sections entitled “Meetings of the Board of Directors and Its Committees” and “Corporate Governance and Board Administration” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated herein by reference.

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

Date:	July 19, 2024	DARDEN RESTAURANTS, INC.

		By:	/s/ Ricardo Cardenas
Ricardo Cardenas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Cardenas	Director, President and Chief Executive Officer (Principal executive officer)	July 19, 2024
Ricardo Cardenas

/s/ Rajesh Vennam	Senior Vice President, Chief Financial Officer (Principal financial officer)	July 19, 2024
Rajesh Vennam

/s/ John W. Madonna	Senior Vice President, Corporate Controller (Principal accounting officer)	July 19, 2024
John W. Madonna
/s/ Margaret Shan Atkins*	Director
Margaret Shan Atkins

/s/ Juliana L. Chugg*	Director
Juliana L. Chugg

/s/ James P. Fogarty*	Director
James P. Fogarty

/s/ Cynthia T. Jamison*	Director and Chair of the Board
Cynthia T. Jamison

/s/ Nana Mensah*	Director
Nana Mensah

/s/ William S. Simon*	Director
William S. Simon

/s/ Charles M. Sonsteby*	Director
Charles M. Sonsteby

/s/ Timothy J. Wilmott*	Director
Timothy J. Wilmott

*By:	/s/ Anthony G. Morrow
Anthony G. Morrow, Attorney-In-Fact
July 19, 2024

EXHIBIT INDEX
Exhibit Number	Title

2.1
Agreement and Plan of Merger, dated as of May 2, 2023, by and among Darden Restaurants, Inc., Ruby Acquisition Corporation and Ruth’s Hospitality Group, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 3, 2023).

2.2
Agreement and Plan of Merger, dated as of July 17, 2024, by and among Darden Restaurants, Inc., Cheetah Merger Sub Inc. and Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 17, 2024).

3.1	Amended and Restated Articles of Incorporation effective June 29, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 5, 2016).

3.2	Bylaws as amended effective June 18, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 20, 2024).

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

4.8
Second Supplemental Indenture, dated October 4, 2023, among the Company, Computershare Trust Company, National Association, as successor Trustee, and U.S. Bank Trust Company, National Association, as Trustee for Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 10, 2023).

4.9
Officers’ Certificate and Authentication Order, dated October 10, 2023, for the 6.300% Senior Notes due 2033 (which includes the form of Note) issued pursuant to the Indenture dated as of January 1, 1996, as amended and supplemented by the First Supplemental Indenture, dated as of February 20, 2018, between Darden Restaurants, Inc. and Computershare Trust Company, National Association, as successor Trustee (the Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023, among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor Trustee with respect to the Notes (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 10, 2023).

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

*10.6	Form of Change in Control Agreement (incorporated by reference to Exhibit 10(rr) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2015).

*10.7
Form of Non-Qualified Stock Option Agreement under the Darden Restaurants, Inc. 2002 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2015).

*10.8	Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2015).

*10.9
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

*10.16
Amendment to Darden Restaurants, Inc. 2015 Omnibus Incentive Plan, adopted May 23, 2018 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.17
RARE Hospitality International, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended May 27, 2018).

*10.18
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

*10.20
Form of Performance Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.21
Form of Nonqualified Stock Option Award Agreement under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2020).

*10.22
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

*10.25
Darden Restaurants, Inc. Annual Incentive Plan, amended and restated effective as of May 31, 2021 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended May 30, 2021).

*10.26
Darden Restaurants, Inc. FlexComp Plan, amended and restated effective June 1, 2021 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2022).

*10.27
Form of Restricted Stock Unit Award Agreement (United States) under the Darden Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the fiscal year ended May 29, 2022).

10.28
Revolving Credit Agreement, dated as of October 23, 2023, among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 24, 2023).

*10.29	Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.30
Form of Restricted Stock Unit Award Agreement For Non-Employee Directors (Quarterly Grant in Lieu of Cash Retainer) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.31	Form of FY 20[__] Performance Stock Unit Award Agreement (United States) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.32	Form of FY 20[__] Restricted Stock Unit Award Agreement (United States) under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.33	Form of FY 20[__] Nonqualified Stock Option Award Agreement under the [Amended and Restated] Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.

*10.34	Amended and Restated Darden Restaurants, Inc. Benefits Trust Grantor Trust Agreement, dated as of May 15, 2024, by and between Darden Restaurants, Inc. and Delaware Charter Guarantee & Trust Company.

*10.35
Amended and Restated RARE Hospitality International, Inc. Deferred Compensation Plan Trust Grantor Trust Agreement, dated as of May 15, 2024, by and between Darden Restaurants, Inc. and Delaware Charter Guarantee & Trust Company.

*10.36	First Amendment to the Darden Restaurants, Inc. FlexComp Plan (as amended and restated effective June 1, 2021), effective as of June 1, 2024.

19.1	Darden Restaurants, Inc. Insider Trading Policy

21	Subsidiaries of Darden Restaurants, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Darden Restaurants, Inc. Incentive Compensation Clawback Policy.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Items marked with an asterisk are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15 of Form 10-K and Item 601(b)(10)(iii)(A) of Regulation S-K.