Form 10-Q
period 2024-08-25
DARDEN RESTAURANTS INC
filed 2024-09-27
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of September 16, 2024: 117,500,476.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	August 25, 2024	August 27, 2023
Sales	$2,757.0	$2,730.6
Costs and expenses:
Food and beverage	846.7	851.0
Restaurant labor	889.3	875.3
Restaurant expenses	458.2	446.6
Marketing expenses	44.7	38.6
General and administrative expenses	126.4	153.3
Depreciation and amortization	121.5	109.8
Impairments and disposal of assets, net	1.0	3.1
Total operating costs and expenses	$2,487.8	$2,477.7
Operating income	269.2	252.9
Interest, net	37.1	29.7
Earnings before income taxes	232.1	223.2
Income tax expense	24.5	28.4
Earnings from continuing operations	$207.6	$194.8
Losses from discontinued operations, net of tax benefit of $0.4 and $0.1, respectively	(0.4)	(0.3)
Net earnings	$207.2	$194.5
Basic net earnings per share:
Earnings from continuing operations	$1.75	$1.61
Losses from discontinued operations	—	—
Net earnings	$1.75	$1.61
Diluted net earnings per share:
Earnings from continuing operations	$1.74	$1.60
Losses from discontinued operations	—	(0.01)
Net earnings	$1.74	$1.59
Average number of common shares outstanding:
Basic	118.5	120.9
Diluted	119.2	122.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2024	August 27, 2023
Net earnings	$207.2	$194.5

Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.5 and $5.4, respectively	0.2	12.6
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.1 and $0.0, respectively, related to pension and other post-employment benefits	0.1	0.2
Other comprehensive income	$0.3	$12.8
Total comprehensive income	$207.5	$207.3
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	August 25, 2024	May 26, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192.5	$194.8
Receivables, net	63.8	79.1
Inventories	297.7	290.5
Prepaid income taxes	103.6	121.7
Prepaid expenses and other current assets	162.0	136.7
Total current assets	$819.6	$822.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,844.9 and $3,759.9, respectively	4,272.8	4,184.3
Operating lease right-of-use assets	3,365.5	3,429.3
Goodwill	1,391.0	1,391.0
Trademarks	1,148.0	1,148.0
Other assets	358.6	347.6
Total assets	$11,355.5	$11,323.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401.0	$399.5
Short-term debt	293.9	86.8
Accrued payroll	161.0	190.1
Accrued income taxes	1.7	6.1
Other accrued taxes	81.6	71.0
Unearned revenues	554.7	591.8
Other current liabilities	830.8	847.2
Total current liabilities	$2,324.7	$2,192.5
Long-term debt	1,385.6	1,370.4
Deferred income taxes	236.4	232.0
Operating lease liabilities - non-current	3,636.8	3,704.7
Other liabilities	1,628.3	1,580.9
Total liabilities	$9,211.8	$9,080.5
Stockholders’ equity:
Common stock and surplus	$2,262.3	$2,252.4
Retained earnings (deficit)	(144.5)	(35.5)
Accumulated other comprehensive income	25.9	25.6
Total stockholders’ equity	$2,143.7	$2,242.5
Total liabilities and stockholders’ equity	$11,355.5	$11,323.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended August 25, 2024 and August 27, 2023
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	207.2	—	207.2
Other comprehensive income (loss)	—	—	—	0.3	0.3
Dividends declared ($1.40 per share)	—	—	(166.4)	—	(166.4)
Stock option exercises	0.1	6.6	—	—	6.6
Stock-based compensation	—	24.1	—	—	24.1
Repurchases of common stock	(1.2)	(22.6)	(149.8)	—	(172.4)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	3.1	—	—	3.1
Other	—	(1.3)	—	—	(1.3)
Balance at August 25, 2024	118.0	$2,262.3	$(144.5)	$25.9	$2,143.7

Balance at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	194.5	—	194.5
Other comprehensive income (loss)	—	—	—	12.8	12.8
Dividends declared ($1.31 per share)	—	—	(160.1)	—	(160.1)
Stock option exercises	0.2	19.4	—	—	19.4
Stock-based compensation	—	20.6	—	—	20.6
Repurchases of common stock	(0.9)	(16.2)	(126.7)	—	(142.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	2.9	—	—	2.9
Other	—	(0.7)	—	—	(0.7)
Balance at August 27 2023	120.7	$2,256.8	$(124.8)	$16.0	$2,148.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2024	August 27, 2023
Cash flows—operating activities
Net earnings	$207.2	$194.5
Losses from discontinued operations, net of tax	0.4	0.3
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	121.5	109.8
Impairments and disposal of assets, net	1.0	3.1
Stock-based compensation expense	34.7	30.3
Change in current assets and liabilities	(77.8)	(59.5)
Contributions to pension and postretirement plans	(0.4)	(0.4)
Deferred income taxes	5.0	4.2
Change in other assets and liabilities	(11.0)	(10.4)
Other, net	(7.4)	(2.8)
Net cash provided by operating activities of continuing operations	$273.2	$269.1
Cash flows—investing activities
Purchases of land, buildings and equipment	(145.2)	(150.9)
Proceeds from disposal of land, buildings and equipment	—	1.6
Cash used in business acquisitions, net of cash acquired	—	(699.9)
Purchases of capitalized software and other assets	(6.3)	(5.2)
Other, net	1.8	0.2
Net cash used in investing activities of continuing operations	$(149.7)	$(854.2)
Cash flows—financing activities
Proceeds from issuance of common stock	9.7	22.3
Dividends paid	(166.0)	(158.5)
Repurchases of common stock	(172.4)	(142.9)
Proceeds from the issuance of commercial paper, net	207.1	95.4
Proceeds from issuance of long-term debt	—	600.0
Principal payments on finance leases	(5.1)	(5.5)
Payments of debt issuance costs	—	(1.4)
Net cash (used in) provided by financing activities of continuing operations	$(126.7)	$409.4
Cash flows—discontinued operations
Net cash provided by operating activities of discontinued operations	—	—
Net cash provided by discontinued operations	$—	$—

Decrease in cash, cash equivalents, and restricted cash	(3.2)	(175.7)
Cash, cash equivalents, and restricted cash - beginning of period	220.1	416.2
Cash, cash equivalents, and restricted cash - end of period	$216.9	$240.5

Reconciliation of cash, cash equivalents, and restricted cash:	August 25, 2024	August 27, 2023
Cash and cash equivalents	$192.5	$192.1
Restricted cash included in prepaid expenses and other current assets	24.4	48.4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$216.9	$240.5

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Three Months Ended
	August 25, 2024	August 27, 2023
Cash flows from changes in current assets and liabilities
Receivables, net	15.3	29.5
Inventories	(7.7)	9.4
Prepaid expenses and other current assets	(26.2)	(40.1)
Accounts payable	8.0	(16.0)
Accrued payroll	(29.1)	(13.7)
Prepaid/accrued income taxes	13.7	20.8
Other accrued taxes	10.5	7.8
Unearned revenues	(37.1)	(32.1)
Other current liabilities	(25.2)	(25.1)
Change in current assets and liabilities	$(77.8)	$(59.5)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® (Eddie V’s) and The Capital Burger®. As of August 25, 2024, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us, 4 managed locations operating under contractual agreements and 91 franchised restaurants. We also have 58 franchised restaurants in operation located in Latin America, the Caribbean, Asia, and the Middle East.
On July 17, 2024, we entered into an agreement to acquire all of the outstanding shares of Chuy’s Holdings, Inc. (Chuy’s Holdings), a Delaware corporation, for $37.50 per share in an all-cash transaction with an enterprise value of approximately $605 million. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary conditions, including, among others, the approval of Chuy’s Holdings shareholders. The acquisition is expected to be completed in the second quarter of fiscal 2025 and we expect to fund the purchase price through the issuance of debt.
We have prepared these consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. We operate on a 52/53-week fiscal year which ends on the last Sunday in May. Our fiscal year ending May 25, 2025 will contain 52 weeks of operation. Operating results for interim periods presented are not necessarily indicative of results that may be expected for the full fiscal year.
These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024. We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and costs and expenses during the reporting period. Actual results could differ from those estimates.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. We plan to adopt in the fourth quarter of fiscal 2025.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments also provide further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in fiscal 2026.
In March 2024, the SEC adopted its final rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The new rules will require disclosure of material climate-related risks, including disclosure of the Board of Directors’ oversight and risk management activities, the material impacts of these risks to the Company and the quantification of material impacts to the Company as a result of severe weather events and other natural conditions. The rules also require disclosure of material greenhouse gas emissions and any material climate-related targets and goals. The new rules will be effective for annual reporting periods beginning in fiscal year 2026, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2027. On April 4, 2024, the

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEC issued a voluntary stay on its final rules pending multiple legal challenges. The Company is currently evaluating the impact of these new rules.
Note 2. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	August 25, 2024	May 26, 2024
Unearned revenues
Deferred gift card revenue	$579.5	$620.6
Deferred gift card discounts	(25.5)	(29.5)
Other	0.7	0.7
Total	$554.7	$591.8

Other liabilities
Deferred franchise fees - non-current	$4.9	$4.9
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Beginning balance	$620.6	$537.0
Acquired deferred gift card revenue	—	61.8
Activations	122.4	130.1
Redemptions and breakage	(163.5)	(165.5)
Ending balance	$579.5	$563.4

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	August 25, 2024	May 26, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,365.5	$3,429.3
Finance lease right-of-use assets	Land, buildings and equipment, net	1,160.1	1,106.3
Total lease assets, net		$4,525.6	$4,535.6

Operating lease liabilities - current	Other current liabilities	$200.6	$198.8
Finance lease liabilities - current	Other current liabilities	16.2	15.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,636.8	3,704.7
Finance lease liabilities - non-current	Other liabilities	1,423.9	1,357.1
Total lease liabilities		$5,277.5	$5,275.9
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Interest, net of amounts capitalized	$36.3	$34.3
Income taxes, net of refunds	4.6	2.0

Non-cash investing and financing activities were as follows:	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Increase in land, buildings and equipment through accrued purchases	$33.8	$64.0
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	7.1	298.0
Right-of-use assets obtained in exchange for new finance lease liabilities	35.8	45.3
Net change in right-of-use assets mainly due to lease modifications resulting in reclassification of leases from operating to finance	19.9	2.1
(1) Right-of-use assets obtained in fiscal 2024 includes $291.6 million from the acquisition of Ruth’s Chris.

We had restricted cash of $24.4 million as of August 25, 2024 and $25.3 million as of May 26, 2024, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 12, Commitments and Contingencies, for further details around standby letters of credit.
Note 4. Income Taxes
The effective income tax rate for continuing operations for the three months ended August 25, 2024 was 10.6 percent compared to an effective income tax rate for the three months ended August 27, 2023 of 12.7 percent. The decrease in the tax rate is primarily driven by the release of federal tax reserves and the favorable impact of mark to market hedges.
Included in our remaining balance of unrecognized tax benefits is $1.7 million related to tax positions for which it is reasonably possible that the total amounts could change within the next 12 months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Anti-dilutive stock-based compensation awards	0.3	—
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business	Corporate	Consolidated
For the three months ended August 25, 2024
Sales	$1,209.1	$713.5	$278.9	$555.5	$—	$2,757.0
Restaurant and marketing expenses	960.1	585.9	241.3	471.8	(20.2)	2,238.9
Segment profit	$249.0	$127.6	$37.6	$83.7	$20.2	$518.1

Depreciation and amortization	$45.3	$20.3	$16.8	$25.7	$13.4	$121.5
Impairments and disposal of assets, net	—	—	—	—	1.0	1.0
Purchases of land, buildings and equipment	55.7	36.0	26.6	27.0	(0.1)	145.2

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[1]	Other Business	Corporate	Consolidated
For the three months ended August 27, 2023
Sales	$1,227.9	$669.8	$273.5	$559.4	$—	$2,730.6
Restaurant and marketing expenses	965.6	552.4	233.8	475.1	(15.4)	2,211.5
Segment profit	$262.3	$117.4	$39.7	$84.3	$15.4	$519.1

Depreciation and amortization	$39.6	$18.2	$15.6	$25.1	$11.3	$109.8
Impairments and disposal of assets, net	0.2	—	—	—	2.9	3.1
Purchases of land, buildings and equipment	65.8	34.5	23.5	26.6	0.5	150.9
1 Includes Ruth’s Chris results from the date of acquisition (June 14, 2023) forward.
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Segment profit	$518.1	$519.1
Less general and administrative expenses	(126.4)	(153.3)
Less depreciation and amortization	(121.5)	(109.8)
Less impairments and disposal of assets, net	(1.0)	(3.1)
Less interest, net	(37.1)	(29.7)
Earnings before income taxes	$232.1	$223.2

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Restaurant impairments	$—	$0.3
Disposal (gains) losses	0.1	4.9
Other	0.9	(2.1)
Impairments and disposal of assets, net	$1.0	$3.1

Disposal (gains) losses for the quarter ended August 25, 2024 were related to previously impaired locations. Restaurant impairments and disposal (gains) losses for the quarter ended August 27, 2023 were related to the decision to close four locations. Other impacts for the quarter ended August 25, 2024 were related to right-of-use asset adjustments on early lease terminations and product loss from a facility fire in our distribution network. Other impacts for the quarter ended August 27, 2023 were related to right-of-use asset adjustments on early lease terminations.
Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI, net of tax, for the quarter ended August 25, 2024 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6
Gain (loss)	—	0.4	—	0.4
Reclassification realized in net earnings	—	(0.2)	0.1	(0.1)
Balance at August 25, 2024	$4.6	$24.7	$(3.4)	$25.9

The components of AOCI, net of tax, for the quarter ended August 27, 2023 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balances at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	—	12.5	—	12.5
Reclassification realized in net earnings	—	0.1	0.2	0.3
Balance at August 27 2023	$4.5	$16.5	$(5.0)	$16.0

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	August 25, 2024	August 27, 2023
Derivatives
Commodity contracts	(1)	$(0.4)	$(1.9)
Equity contracts	(2)	(0.1)	1.3
Interest rate contracts	(3)	0.9	—
Total before tax		$0.4	$(0.6)
Tax (expense) benefit		(0.2)	0.5
Net of tax		$0.2	$(0.1)

Benefit plan funding position
Recognized net actuarial gain (loss) - other plans	(4)	(0.2)	(0.2)
Total before tax		$(0.2)	$(0.2)
Tax (expense) benefit		0.1	—
Net of tax		$(0.1)	$(0.2)
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Three Months Ended
	August 25, 2024	August 27, 2023
Weighted-average fair value	$44.79	$55.56
Dividend yield	3.6%	3.4%
Expected volatility of stock	40.8%	42.2%
Risk-free interest rate	4.1%	4.0%
Expected option life (in years)	6.3	5.9
Weighted-average exercise price per share	$139.43	$169.02

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Three Months Ended
	August 25, 2024	August 27, 2023
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	26.5%	32.3%
Risk-free interest rate	4.2%	4.5%
Expected life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$181.65	$217.11
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the three months ended August 25, 2024.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.34	0.26	0.35	0.76
Awards granted	0.17	0.05	0.11	0.17
Awards granted performance impact	—	—	0.02	—
Awards exercised/vested	(0.09)	(0.04)	(0.15)	(0.25)
Awards forfeited	—	—	—	(0.01)
Outstanding end of period	1.42	0.27	0.33	0.67
We recognized expense from stock-based compensation as follows:

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023
Stock options	$4.8	$4.2
Restricted stock/restricted stock units	5.5	4.6
Equity-settled performance stock units	12.5	10.5
Cash-settled Darden stock units	10.6	9.7
Employee stock purchase plan	0.8	0.7
Director compensation program/other	0.5	0.6
Total stock-based compensation expense	$34.7	$30.3

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
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. We have two interest rate swap agreements. One is designated as a fair value hedge of the related debt and the other is designated as a cash flow hedge of the benchmark interest rate on debt expected to be issued in fiscal 2025. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan.
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	August 25, 2024			August 25, 2024	May 26, 2024	August 25, 2024	May 26, 2024
Equity forwards:
Designated	0.3	$143.26	$37.7	$2.6	$—	$—	$0.8
Not designated	0.4	135.31	47.7	3.5	—	—	2.4
Total equity forwards (2)				$6.1	$—	$—	$3.2
Commodity contracts:
Designated	N/A	N/A	$15.8	$—	$0.1	$1.6	$0.7
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$—	$0.1	$1.6	$0.7
Interest rate related
Designated - Fair Value Hedge	N/A	N/A	$300.0	$—	$—	$37.2	51.8
Designated - Cash Flow Hedge	N/A	N/A	600.0	—	—	0.3	—
Not designated	N/A	N/A		—	—	—	—
Total interest rate related				$—	$—	$37.5	$51.8
Total derivative contracts				$6.1	$0.1	$39.1	$55.7

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2028.
(3)Commodity contracts extend through June 2025.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023
Equity (1)	$1.7	$(2.2)	$(0.1)	$1.3
Commodity (2)	(1.4)	1.7	(0.4)	(1.9)
Interest rate (3)	(0.3)	17.9	0.9	—
Total	$—	$17.4	$0.4	$(0.6)

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	August 25, 2024	August 27, 2023	August 25, 2024	August 27, 2023
Interest rate (1)(2)	$14.6	$(6.9)	$(14.6)	$6.9

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	August 25, 2024	August 27, 2023
General and administrative expenses	2.5	(0.1)
Based on the fair value of our derivative instruments designated as cash flow hedges as of August 25, 2024, we expect to reclassify $3.1 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration or market based interest rates.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of August 25, 2024 and May 26, 2024.

Items Measured at Fair Value at August 25, 2024
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.6)	$—	$(1.6)	$—
Equity forwards	(2)	6.1	—	6.1	$—
Interest rate swaps - fair value hedge	(3)	(37.2)	—	(37.2)	—
Interest rate swaps - cash flow hedge	(3)	(0.3)	—	(0.3)	—
Total		$(33.0)	$—	$(33.0)	$—

Items Measured at Fair Value at May 26, 2024
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.6)	$—	$(0.6)	$—
Equity forwards	(2)	(3.2)	—	(3.2)	—
Interest rate swaps - fair value hedge	(3)	(51.8)	—	(51.8)	—
Total		$(55.6)	$—	$(55.6)	$—

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
The carrying value and fair value of long-term debt as of August 25, 2024, was $1.39 billion and $1.43 billion, respectively. The carrying value and fair value of long-term debt as of May 26, 2024, was $1.37 billion. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of August 25, 2024 and May 26, 2024, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of August 25, 2024, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 26, 2024, long-lived assets held and used with a carrying amount of $4.8 million, primarily related to three underperforming restaurants, were determined to have a fair value of $1.5 million resulting in an impairment charge of $3.3 million.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of August 25, 2024 and May 26, 2024, we had $94.5 million and $79.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of August 25, 2024 and May 26, 2024, we had $16.1 million and $16.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of August 25, 2024 and May 26, 2024, we had $69.8 million and $71.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to the disposition of Red Lobster in fiscal 2015. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of August 25, 2024 and May 26, 2024, amounted to $55.6 million and $57.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. The liability recorded for our expected credit losses under these leases as of May 26, 2024 was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2025 through fiscal 2034.
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
Note 13. Subsequent Events
On September 18, 2024, the Board of Directors declared a cash dividend of $1.40 per share payable on November 1, 2024 to all shareholders of record as of the close of business on October 10, 2024.

On September 16, 2024, the Company entered into Amendment No. 1 (the Amendment) to the Company’s existing $1,250,000,000 Revolving Credit Agreement, dated as of October 23, 2023 (as amended, the Revolving Credit Agreement), with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto. The Amendment replaces the prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring the Company to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon the election of the Company as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.

On September 16, 2024, the Company entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (the Term Loan Agreement) with Bank of America, N.A., as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Revolving Credit Agreement, as amended by the Amendment. The Term Loan Agreement provides for a single borrowing on any business day until February 17, 2025 (the Funding Date) and matures on the second anniversary of the Funding Date. The Company has not drawn on the Term Loan as of the date of this filing. The proceeds may be used to finance the Company’s anticipated acquisition of Chuy’s Holdings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited consolidated financial statements and the notes to such financial statements included elsewhere in this quarterly report on Form 10-Q (Form 10-Q) and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended May 26, 2024 (Form 10-K). In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Item 1A. Risk Factors” section of the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” included below in this Form 10-Q.
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three months ended August 25, 2024 and August 27, 2023.

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023	% Chg
Sales	$2,757.0	$2,730.6	1.0%
Costs and expenses:
Food and beverage	846.7	851.0	(0.5)
Restaurant labor	889.3	875.3	1.6
Restaurant expenses	458.2	446.6	2.6
Marketing expenses	44.7	38.6	15.8
General and administrative expenses	126.4	153.3	(17.5)
Depreciation and amortization	121.5	109.8	10.7
Impairments and disposal of assets, net	1.0	3.1	(67.7)
Total costs and expenses	$2,487.8	$2,477.7	0.4
Operating income	269.2	252.9	6.4
Interest, net	37.1	29.7	24.9
Earnings before income taxes	$232.1	$223.2	4.0
Income tax expense (1)	24.5	28.4	(13.7)
Earnings from continuing operations	$207.6	$194.8	6.6
Losses from discontinued operations, net of tax	(0.4)	(0.3)	33.3
Net earnings	$207.2	$194.5	6.5%
Diluted net earnings per share:
Earnings from continuing operations	$1.74	$1.60	8.8%
Losses from discontinued operations	—	(0.01)	(100.0)
Net earnings	$1.74	$1.59	9.4%

(1) Effective tax rate	10.6%	12.7%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the first quarter of fiscal 2025, compared with the number open at the end of fiscal 2024 and the end of the first quarter of fiscal 2024.

	August 25, 2024	May 26, 2024	August 27, 2023
Olive Garden	923	920	906
LongHorn Steakhouse	577	575	562
Cheddar’s Scratch Kitchen	181	181	183
Yard House	88	88	86
Ruth’s Chris Steak House	82	80	77
The Capital Grille	68	66	64
Seasons 52	44	44	44
Bahama Breeze	44	43	42
Eddie V’s	29	30	30
The Capital Burger	4	4	4
Total	2,040	2,031	1,998
OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
•Total sales increased 1.0 percent to $2.76 billion for the first quarter of fiscal 2025 compared to $2.73 billion for the first quarter of fiscal 2024 driven by sales from 42 net new restaurants, partially offset by a blended same-restaurant sales decrease of (1.1) percent1.
•Our net earnings from continuing operations were $207.6 million for the first quarter of fiscal 2025 compared to $194.8 million for the first quarter of fiscal 2024.
•Reported diluted net earnings per share from continuing operations were $1.74 for the first quarter of fiscal 2025 compared to $1.60 for the first quarter of fiscal 2024.
Outlook
On July 17, 2024, we entered into an agreement to acquire all of the outstanding shares of Chuy’s Holdings, Inc. (Chuy’s Holdings), a Delaware corporation, for $37.50 per share in an all-cash transaction with an enterprise value of approximately $605 million. The transaction has been approved by our Board of Directors and is subject to the satisfaction of customary conditions, including, among others, the approval of Chuy’s Holdings shareholders. The acquisition is expected to be completed in the second quarter of fiscal 2025 and expected to be funded through the issuance of debt. The impacts of the planned acquisition of Chuy’s Holdings have not been included in our fiscal 2025 outlook below.
During the second quarter of fiscal 2025, we entered into an exclusive multi-year delivery arrangement with Uber Technologies, Inc. (Uber). The agreement will enable our guests to order on-demand delivery via Darden restaurant channels, with delivery handled by Uber Direct, through Uber’s national delivery network. An initial pilot of first-party delivery from a limited number of Olive Garden locations will begin in the second quarter of fiscal 2025.
We expect sales for fiscal 2025 to be between $11.8 and $11.9 billion, driven by same-restaurant sales growth of 1.0 to 2.0 percent1 and approximately 45 to 50 new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be $550 to $600 million.
1 Same-restaurant sales results excludes Ruth's Chris as they have not yet been owned and operated by Darden for a 16-month period.

SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended
(in millions)	August 25, 2024	August 27, 2023	% Chg	SRS (1)
Olive Garden	$1,209.1	$1,227.9	(1.5)%	(2.9)%
LongHorn Steakhouse	$713.5	$669.8	6.5%	3.7%
Fine Dining	$278.9	$273.5	2.0%	(6.0)%
Other Business	$555.5	$559.4	(0.7)%	(1.8)%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Ruth’s Chris results will not be included in this calculation until the second quarter of fiscal 2025.
Olive Garden’s sales decrease for the first quarter of fiscal 2025 was primarily driven by same-restaurant sales decreases, offset by revenue from new restaurants. The decrease in U.S. same-restaurant sales for the first quarter of fiscal 2025 resulted from a 5.6 percent decrease in same-restaurant guest count, partially offset by a 2.9 percent increase in average check.
LongHorn Steakhouse’s sales increase for the first quarter of fiscal 2025 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the first quarter of fiscal 2025 resulted from a 3.0 percent increase in average check combined with a 0.7 percent increase in same-restaurant guest counts.
Fine Dining’s sales increase for the first quarter of fiscal 2025 was primarily driven by the acquisition of Ruth’s Chris and revenue from new restaurants, offset by same restaurant sales decreases. The decrease in same-restaurant sales for the first quarter of fiscal 2025 resulted from a 9.3 percent decrease in same-restaurant guest counts offset by a 3.7 percent increase in average check.
Other Business’ sales decrease for the first quarter of fiscal 2025 was primarily driven by same-restaurant sales decreases, offset by revenue from new restaurants. The decrease in same-restaurant sales for the first quarter of fiscal 2025 resulted from a 3.9 percent decrease in same-restaurant guest counts, offset by a 2.2 percent increase in average check.
COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended August 25, 2024 and August 27, 2023.

	Three Months Ended
	August 25, 2024	August 27, 2023
Sales	100.0%	100.0%
Costs and expenses:
Food and beverage	30.7	31.2
Restaurant labor	32.3	32.1
Restaurant expenses	16.6	16.4
Marketing expenses	1.6	1.4
General and administrative expenses	4.6	5.6
Depreciation and amortization	4.4	4.0
Impairments and disposal of assets, net	—	0.1
Total operating costs and expenses	90.2%	90.7%
Operating income	9.8	9.3
Interest, net	1.3	1.1
Earnings before income taxes	8.4	8.2
Income tax expense	0.9	1.0
Earnings from continuing operations	7.5%	7.1%

Quarter Ended August 25, 2024 Compared to Quarter Ended August 27, 2023

•Food and beverage costs decreased as a percent of sales primarily due to a 0.8% impact from pricing leverage and a 0.2% impact from cost savings, partially offset by a 0.6% impact from mix and other.
•Restaurant labor costs increased as a percent of sales primarily due to a 1.2% impact from inflation, partially offset by a 0.3% impact from sales leverage, a 0.6% impact from salary and benefits, and a 0.2% productivity improvement.
•Restaurant expenses increased as a percent of sales primarily due a 0.3% impact from inflation, partially offset by a 0.1% impact related to other.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.9% impact from Ruth’s Chris transaction and integration costs incurred in fiscal 2024 but not in fiscal 2025, a 0.4% impact from incentive pay and a 0.1% impact from sales leverage, partially offset by a 0.2% impact from inflation and a 0.1% impact related to mark to market adjustments.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Ruth’s Chris as well as depreciation on brand assets.
•Impairment and disposal of assets, net decreased as a percent of sales primarily due to a decrease in unplanned closures or early lease terminations as compared to prior year.
INTEREST EXPENSE
Net interest expense increased as a percent of sales for the first quarter of fiscal 2025 primarily due to financing related to the Ruth’s Chris acquisition.
INCOME TAXES

The effective income tax rate for continuing operations for the quarter ended August 25, 2024 was 10.6 percent compared to an effective income tax rate for the quarter ended August 27, 2023 of 12.7 percent. The decrease in the tax rate is primarily driven by the release of federal tax reserves and the favorable impact of mark to market hedges.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the first quarter of fiscal 2025 were $0.4 million ($0.00 per diluted share) compared with losses from discontinued operations for the first quarter of fiscal 2024 of $0.3 million ($0.01 per diluted share).
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

	Three Months Ended
Segment	August 25, 2024	August 27, 2023	Change
Olive Garden	20.6%	21.4%	(80)	BPS
LongHorn Steakhouse	17.9%	17.5%	40	BPS
Fine Dining	13.5%	14.5%	(100)	BPS
Other Business	15.1%	15.1%	—	BPS
1 Segment profit margin is calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales.
The decrease in Olive Garden’s segment profit margin for the first quarter of fiscal 2025 was driven primarily by negative same-restaurant sales as well as increased restaurant labor costs and restaurant expenses, partially offset by lower food and beverage costs. The increase in Longhorn Steakhouse’s segment profit margin for the first quarter of fiscal 2025 was driven primarily by positive same-restaurant sales as well as decreased food and beverage costs, partially offset by higher restaurant labor and restaurant expenses. The decrease in Fine Dining’s segment profit margin for the first quarter of fiscal 2025 was driven primarily by negative same-restaurant sales, higher restaurant labor costs and restaurant expenses, partially offset by lower food and beverages costs. Other Business’ segment profit margin for the first quarter of fiscal 2025 remained flat compared to fiscal 2024, primarily due to lower food and beverage costs, offset by negative same-restaurant sales.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (as amended, Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement replaced our prior $1.0 billion Revolving Credit Agreement (Prior Revolving Credit Agreement), dated as of September 10, 2021, and the Prior Revolving Credit Agreement was terminated concurrently with our entry into the Revolving Credit Agreement. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and, prior to the Amendment (as defined below) a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of August 25, 2024, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of August 25, 2024, $293.9 million of commercial paper was outstanding in addition to $0.5 million of letters of credit outstanding, which were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of August 25, 2024, we had $955.6 million of credit available under the Revolving Credit Agreement.
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

On September 16, 2024, we entered into Amendment No. 1 (Amendment) to the Revolving Credit Agreement, which replaced the prior financial covenant (which provided for a maximum consolidated total debt to total capitalization ratio) with a new financial covenant requiring us to maintain, measured as of the end of each fiscal quarter, a maximum consolidated leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 to 1.00 upon our the election as a result of a covered acquisition, subject to customary limitations set forth in the Revolving Credit Agreement). All other material terms and conditions of the Revolving Credit Agreement were unchanged.

On September 16, 2024, the Company entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (the Term Loan Agreement) with BOA, as administrative agent, the lenders and other agents party thereto, the material terms of which are consistent with the Revolving Credit Agreement, as amended by the Amendment. The Term Loan Agreement provides for a single borrowing on any business day until February 17, 2025 (the Funding Date) and matures on the second anniversary of the Funding Date. The Company has not drawn on the Term Loan as of the date of this filing. The proceeds may be used to finance our anticipated acquisition of Chuy’s Holdings.
As of August 25, 2024, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$500.0 million of unsecured 6.300 senior notes due in October 2033;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of August 25, 2024, no such adjustments are made to this rate.
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
Net cash flows provided by operating activities from continuing operations increased to $273.2 million for the first three months of fiscal 2025, from $269.1 million for the three months of fiscal 2024. Net cash flows provided by operating activities include net earnings from continuing operations of $207.6 million and $194.8 million in the first three months of fiscal 2025 and 2024, respectively. Net cash flows provided by operating activities increased in fiscal 2025 primarily due to higher net earnings in fiscal 2025.
Net cash flows used in investing activities from continuing operations were $149.7 million for the first three months of fiscal 2025, compared to $854.2 million for the first three months of fiscal 2024. Net cash used in the acquisition of Ruth’s Chris was $701.1 million during fiscal 2024. Capital expenditures decreased to $145.2 million for the first three months of fiscal 2025 from $150.9 million for the first three months of fiscal 2024 reflecting a decrease in new restaurant construction and remodel spend during fiscal 2025.
Net cash flows used in financing activities from continuing operations were $126.7 million for the first three months of fiscal 2025, compared to net cash provided by financing activities of $409.4 million for the first three months of fiscal 2024. Net cash flows used in financing activities for the first three months of fiscal 2025 included net proceeds from issuance of short term debt of $207.1 million, dividends paid of $166.0 million and share repurchases of $172.4 million. Net cash flows provided by financing activities for the first three months of fiscal 2024 included net proceeds from issuance of short term debt of $95.4 million and proceeds from the Term Loan Agreement of $600.0 million, dividends paid of $158.5 million and share repurchases of $142.9 million. Dividends declared by our Board of Directors totaled $1.40 and $1.31 per share for the first three months of fiscal 2025 and 2024, respectively.

Other than the planned acquisition of Chuy’s Holdings, which we intend to fund through one or more long-term debt issuances, we are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our internal cash-generating capabilities, the potential issuance of equity or unsecured debt securities under our shelf registration statement and short-term commercial paper or drawings under our Revolving Credit Agreement should be sufficient to finance our capital expenditures, debt maturities and other operating activities through fiscal 2025.
On March 20, 2024 our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaced the prior share repurchase authorization. During the quarter ended August 25, 2024, we repurchased 1.2 million shares of our common stock compared to 0.9 million shares of our common stock during the quarter ended August 27, 2023.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our current assets totaled $819.6 million as of August 25, 2024, compared to $822.8 million as of May 26, 2024. The decrease was primarily due to a decrease in receivables and prepaid income tax, partially offset by increase in prepaid expenses and other current assets.
Our current liabilities totaled $2.32 billion as of August 25, 2024, compared to $2.19 billion as of May 26, 2024. The increase was primarily driven by an increase in short-term debt .
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. We have discussed the development, selection and disclosure of those estimates with the Audit Committee. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
APPLICATION OF NEW ACCOUNTING STANDARDS
Information regarding application of new accounting standards is incorporated by reference from Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this report.
FORWARD-LOOKING STATEMENTS
Statements set forth in or incorporated into this report regarding the expected increase in the number of our restaurants and capital expenditures in fiscal 2025, projections for sales and all other statements that are not historical facts, including without limitation statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Darden Restaurants, Inc. and its subsidiaries that are preceded by, followed by or that include words such as “may,” “will,” “expect,” “intend,” “anticipate,” “continue,” “estimate,” “project,” “believe,” “plan,” “outlook” or similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements for any reason to reflect events or circumstances arising after such date. By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. In addition to the risks and uncertainties of ordinary business obligations, and those described in information incorporated into this report, the forward-looking statements contained in this report are subject to the risks and uncertainties described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 26, 2024 and in our Forms 10-Q (including this report), which are summarized as follows:
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
•A failure to successfully complete our acquisition and integration of Chuy’s Holdings operations into our business.
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
•Environmental, social and governance risk, including disclosure expectations and the impact of third party ratings,
•Litigation, including allegations of illegal, unfair or inconsistent employment practices;
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of August 25, 2024, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $86.9 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $92.8 million. The fair value of our long-term fixed-rate debt outstanding as of August 25, 2024, averaged $1.39 billion, with a high of $1.43 billion and a low of $1.37 billion during the three months of fiscal 2025. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 25, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 25, 2024.
During the fiscal quarter ended August 25, 2024, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
See the discussion of legal proceedings contained in the third paragraph of Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A.Risk Factors
There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended May 26, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended August 25, 2024.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
May 27, 2024 through June 30, 2024	310,291	$148.91	310,291	$869.2
July 1, 2024 through July 28, 2024	310,054	$141.91	310,054	$825.2
July 29, 2024 through August 25, 2024	557,501	$147.46	557,501	$743.0
Quarter-to-Date	1,177,846	$146.38	1,177,846	$743.0

(1)All of the shares purchased during the quarter ended August 25, 2024 were purchased as part of our repurchase program. On March 20, 2024 our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 21, 2024, does not have an expiration and replaced the prior share repurchase authorization.
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

Item 5. Other Information
During the quarter ended August 25, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Exhibit Title
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Amended and Restated Darden Restaurants, Inc. 2015 Omnibus Incentive Plan.
10.2
Amendment No. 1 to Revolving Credit Agreement among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent, dated September 16, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 18, 2024).

10.3
Term Loan Agreement among Darden Restaurants, Inc., certain lenders party thereto and Bank of America, N.A., as administrative agent, dated September 16, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 18, 2024).

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

DARDEN RESTAURANTS, INC.

Dated:	September 27, 2024	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)