Form 10-Q
period 2024-11-24
DARDEN RESTAURANTS INC
filed 2025-01-02
CIK 940944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Number of shares of common stock outstanding as of December 16, 2024: 117,146,786.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Sales	$2,890.0	$2,727.3	$5,647.0	$5,457.9
Costs and expenses:
Food and beverage	872.8	845.8	1,719.5	1,696.8
Restaurant labor	926.8	880.9	1,816.1	1,756.2
Restaurant expenses	477.7	450.4	935.9	897.0
Marketing expenses	48.8	36.9	93.5	75.5
General and administrative expenses	144.1	114.8	270.5	268.1
Depreciation and amortization	127.7	112.5	249.2	222.3
Impairments and disposal of assets, net	—	7.5	1.0	10.6
Total operating costs and expenses	$2,597.9	$2,448.8	$5,085.7	$4,926.5
Operating income	292.1	278.5	561.3	531.4
Interest, net	46.2	37.1	83.3	66.8
Earnings before income taxes	245.9	241.4	478.0	464.6
Income tax expense	30.2	29.1	54.7	57.5
Earnings from continuing operations	$215.7	$212.3	$423.3	$407.1
Losses from discontinued operations, net of tax benefit of $0.2, $0.3, $0.6 and $0.4, respectively	(0.6)	(0.2)	(1.0)	(0.5)
Net earnings	$215.1	$212.1	$422.3	$406.6
Basic net earnings per share:
Earnings from continuing operations	$1.84	$1.77	$3.59	$3.38
Losses from discontinued operations	(0.01)	—	(0.01)	—
Net earnings	$1.83	$1.77	$3.58	$3.38
Diluted net earnings per share:
Earnings from continuing operations	$1.82	$1.76	$3.57	$3.35
Losses from discontinued operations	—	—	(0.01)	—
Net earnings	$1.82	$1.76	$3.56	$3.35
Average number of common shares outstanding:
Basic	117.5	119.9	118.0	120.4
Diluted	118.3	120.8	118.7	121.4

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Net earnings	$215.1	$212.1	$422.3	$406.6

Change in fair value of derivatives and amortization of unrecognized gains and losses on derivatives, net of taxes of $0.1, $4.0, $0.6 and $9.4, respectively	2.7	11.3	2.9	23.9
Net unamortized gain (loss) arising during the period, including amortization of unrecognized net actuarial gain (loss), net of taxes of $0.0, $0.1, $0.1 and $0.1, respectively, related to pension and other post-employment benefits	0.2	0.1	0.3	0.3
Other comprehensive income	$2.9	$11.4	$3.2	$24.2
Total comprehensive income	$218.0	$223.5	$425.5	$430.8
See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions)

	November 24, 2024	May 26, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217.3	$194.8
Receivables, net	77.8	79.1
Inventories	318.0	290.5
Prepaid income taxes	115.0	121.7
Prepaid expenses and other current assets	151.5	136.7
Total current assets	$879.6	$822.8
Land, buildings and equipment, net of accumulated depreciation and amortization of $3,937.7 and $3,759.9, respectively	4,591.0	4,184.3
Operating lease right-of-use assets	3,678.2	3,429.3
Goodwill	1,653.9	1,391.0
Trademarks	1,346.4	1,148.0
Other assets	370.1	347.6
Total assets	$12,519.2	$11,323.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408.5	$399.5
Short-term debt	275.2	86.8
Accrued payroll	192.7	190.1
Accrued income taxes	2.0	6.1
Other accrued taxes	80.9	71.0
Unearned revenues	552.0	591.8
Other current liabilities	889.7	847.2
Total current liabilities	$2,401.0	$2,192.5
Long-term debt	2,121.7	1,370.4
Deferred income taxes	291.8	232.0
Operating lease liabilities - non-current	3,939.1	3,704.7
Other liabilities	1,694.7	1,580.9
Total liabilities	$10,448.3	$9,080.5
Stockholders’ equity:
Common stock and surplus	$2,261.0	$2,252.4
Retained earnings (deficit)	(218.9)	(35.5)
Accumulated other comprehensive income	28.8	25.6
Total stockholders’ equity	$2,070.9	$2,242.5
Total liabilities and stockholders’ equity	$12,519.2	$11,323.0

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended November 24, 2024 and November 26, 2023
(In millions)
(Unaudited)

	Common Stock And Surplus
	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 25, 2024	118.0	$2,262.3	$(144.5)	$25.9	$2,143.7
Net earnings	—	—	215.1	—	215.1
Other comprehensive income	—	—	—	2.9	2.9
Dividends declared ($1.40 per share)	—	—	(165.7)	—	(165.7)
Stock option exercises	0.1	8.9	—	—	8.9
Stock-based compensation	—	5.8	—	—	5.8
Repurchases of common stock	(0.9)	(18.0)	(123.8)	—	(141.8)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	3.2	—	—	3.2
Other	—	(1.2)	—	—	(1.2)
Balance at November 24, 2024	117.2	$2,261.0	$(218.9)	$28.8	$2,070.9

Balance at May 26, 2024	118.9	$2,252.4	$(35.5)	$25.6	$2,242.5
Net earnings	—	—	422.3	—	422.3
Other comprehensive income	—	—	—	3.2	3.2
Dividends declared ($2.80 per share)	—	—	(332.1)	—	(332.1)
Stock option exercises	0.2	15.5	—	—	15.5
Stock-based compensation	—	29.9	—	—	29.9
Repurchases of common stock	(2.1)	(40.6)	(273.6)	—	(314.2)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.2	6.3	—	—	6.3
Other	—	(2.5)	—	—	(2.5)
Balance at November 24, 2024	117.2	$2,261.0	$(218.9)	$28.8	$2,070.9

Balance at August 27, 2023	120.7	$2,256.8	$(124.8)	$16.0	$2,148.0
Net earnings	—	—	212.1	—	212.1
Other comprehensive income	—	—	—	11.4	11.4
Dividends declared ($1.31 per share)	—	—	(158.1)	—	(158.1)
Stock option exercises	—	0.8	—	—	0.8
Stock-based compensation	—	5.5	—	—	5.5
Repurchases of common stock	(1.2)	(23.4)	(157.6)	—	(181.0)
Issuance of stock under Employee Stock Purchase Plan and other plans	—	2.8	—	—	2.8
Other	—	(1.7)	(0.1)	—	(1.8)
Balance at November 26, 2023	119.5	$2,240.8	$(228.5)	$27.4	$2,039.7

Balance at May 28, 2023	121.1	$2,230.8	$(32.5)	$3.2	$2,201.5
Net earnings	—	—	406.6	—	406.6
Other comprehensive income	—	—	—	24.2	24.2
Dividends declared ($2.62 per share)	—	—	(318.2)	—	(318.2)
Stock option exercises	0.2	20.2	—	—	20.2
Stock-based compensation	—	26.1	—	—	26.1
Repurchases of common stock	(2.1)	(39.6)	(284.3)	—	(323.9)
Issuance of stock under Employee Stock Purchase Plan and other plans	0.3	5.7	—	—	5.7
Other	—	(2.4)	(0.1)	—	(2.5)
Balance at November 26, 2023	119.5	$2,240.8	$(228.5)	$27.4	$2,039.7

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	November 24, 2024	November 26, 2023
Cash flows—operating activities
Net earnings	$422.3	$406.6
Losses from discontinued operations, net of tax	1.0	0.5
Adjustments to reconcile net earnings from continuing operations to cash flows:
Depreciation and amortization	249.2	222.3
Impairments and disposal of assets, net	1.0	10.6
Stock-based compensation expense	48.9	43.8
Change in current assets and liabilities	(55.5)	(58.4)
Contributions to pension and postretirement plans	(0.8)	(0.9)
Deferred income taxes	17.5	7.8
Change in other assets and liabilities	(12.6)	(17.5)
Other, net	(9.2)	(4.9)
Net cash provided by operating activities of continuing operations	$661.8	$609.9
Cash flows—investing activities
Purchases of land, buildings and equipment	(314.5)	(312.4)
Proceeds from disposal of land, buildings and equipment	—	2.0
Cash used in business acquisitions, net of cash acquired	(613.7)	(699.9)
Purchases of capitalized software and other assets	(12.8)	(12.9)
Other, net	1.7	0.3
Net cash used in investing activities of continuing operations	$(939.3)	$(1,022.9)
Cash flows—financing activities
Proceeds from issuance of common stock	21.8	25.9
Dividends paid	(330.5)	(315.7)
Repurchases of common stock	(314.2)	(323.9)
Proceeds from the issuance of commercial paper, net	188.4	350.0
Proceeds from issuance of long-term debt	750.0	1,100.0
Repayments of long-term debt	—	(600.0)
Principal payments on finance leases	(11.4)	(10.7)
Tenant incentive cash received on finance leases	1.7	2.2
Payment of debt issuance costs	(6.9)	(11.1)
Net cash provided by financing activities of continuing operations	$298.9	$216.7
Cash flows—discontinued operations
Net cash (used in) provided by operating activities of discontinued operations	—	—
Net cash (used in) provided by discontinued operations	$—	$—

Increase (decrease) in cash, cash equivalents, and restricted cash	21.4	(196.3)
Cash, cash equivalents, and restricted cash - beginning of period	220.1	416.2
Cash, cash equivalents, and restricted cash - end of period	$241.5	$219.9

Reconciliation of cash, cash equivalents, and restricted cash:	November 24, 2024	November 26, 2023
Cash and cash equivalents	$217.3	$195.7
Restricted cash included in prepaid expenses and other current assets	24.2	24.2
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$241.5	$219.9

DARDEN RESTAURANTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)
(Unaudited)

	Six Months Ended
	November 24, 2024	November 26, 2023
Cash flows from changes in current assets and liabilities
Receivables, net	2.8	8.3
Inventories	(25.6)	(14.3)
Prepaid expenses and other current assets	(9.0)	(7.8)
Accounts payable	2.6	(7.7)
Accrued payroll	(1.9)	(5.3)
Prepaid/accrued income taxes	2.7	(18.7)
Other accrued taxes	5.9	3.2
Unearned revenues	(42.3)	(26.5)
Other current liabilities	9.3	10.4
Change in current assets and liabilities	$(55.5)	$(58.4)

See accompanying notes to our unaudited consolidated financial statements.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.Basis of Presentation
Darden Restaurants, Inc. (we, our, Darden or the Company) owns and operates full-service dining restaurants in the United States and Canada under the trade names Olive Garden®, LongHorn Steakhouse®, Cheddar’s Scratch Kitchen®, Yard House®, Ruth’s Chris Steak House® (Ruth’s Chris), The Capital Grille®, Chuy’s ®, Seasons 52®, Bahama Breeze®, Eddie V’s Prime Seafood® (Eddie V’s) and The Capital Burger®. As of November 24, 2024, through subsidiaries, we own and operate all of our restaurants in the United States and Canada, except for 2 joint venture restaurants managed by us, 4 managed locations operating under contractual agreements and 91 franchised restaurants. We also have 60 franchised restaurants in operation located in Latin America, the Caribbean, Asia, and the Middle East.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization as part of oil and gas producing activities in each relevant expense caption on the

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
income statement. The ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the total selling expenses along with the definition of selling expenses in annual reports. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied prospectively; however retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. We plan to adopt in in fiscal 2028.
Note 2.Acquisition of Chuy’s
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings, Inc (Chuy’s Holdings) in an all-cash transaction of $649.1 million in total consideration, net of $35.3 million of cash on Chuy’s Holdings balance sheet at closing. We financed the acquisition with a portion of the proceeds from the issuance of a $400.0 million aggregate principal amount of 4.350 percent senior notes due 2027 (2027 Notes) and a $350.0 million aggregate principal amount of 4.550 percent senior notes due 2029 (2029 Notes), which were issued on October 3, 2024. The 2027 Notes will mature on October 15, 2027 and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.
The acquired operations of Chuy’s Holdings included 103 restaurants. The results of Chuy’s operations are included in our consolidated financial statements from the date of acquisition.
The assets and liabilities of Chuy’s Holdings were recorded at their respective fair values as of the date of acquisition. We are in the process of confirming, through internal studies and third-party valuations, the fair value of these assets, including land, buildings and equipment, intangible assets, and income tax assets and liabilities. The fair values set forth below are based on preliminary valuations and are subject to adjustment as additional information is obtained. When the valuation process is completed, adjustments to goodwill may result.
The preliminary allocation of the purchase price is as follows:

Balances at
(in millions)	October 11, 2024
Cash and cash equivalents	$35.3
Other current assets	10.9
Land, buildings and equipment	204.3
Operating lease right-of-use assets	337.7
Trademark	198.4
Other assets	6.2
Goodwill	262.9
Total assets acquired	$1,055.7
Current liabilities	35.2
Deferred income taxes	43.0
Operating lease liabilities - non-current	328.4
Other liabilities	—
Total liabilities assumed	$406.6
Net assets acquired	$649.1

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill in the amount of $262.9 million. The portion of the purchase price attributable to goodwill represents benefits expected because of the acquisition, including sales and unit growth opportunities in addition to supply-chain and support-cost synergies. The trademark has an indefinite life based on the expected use of the asset and the regulatory and economic environment within which it is being used. The trademark represents a highly respected brand with positive connotations, and we intend to cultivate and protect the use of this brand. Goodwill and indefinite-lived trademarks are not amortized but are reviewed annually for impairment or more frequently if indicators of impairment exist. Buildings and equipment will be depreciated over a period of 1-30 years.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the acquisition and related integration efforts, we incurred expenses of approximately $27.7 million and $29.2 million during the quarter and six months ended November 24, 2024, which are included in general and administrative expenses and interest expense in our consolidated statements of earnings. Pro-forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the financial results of Chuy’s on our consolidated financial statements.
Note 3. Revenue Recognition
Deferred revenue liabilities from contracts with customers included on our accompanying consolidated balance sheets was comprised of the following:

(in millions)	November 24, 2024	May 26, 2024
Unearned revenues
Deferred gift card revenue	$576.9	$620.6
Deferred gift card discounts	(25.5)	(29.5)
Other	0.6	0.7
Total	$552.0	$591.8

Other liabilities
Deferred franchise fees - non-current	$4.9	$4.9
The following table presents a rollforward of deferred gift card revenue.

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Beginning balance	$579.5	$563.4	$620.6	$537.0
Acquired deferred gift card revenue	2.6	—	2.6	61.8
Activations	131.0	145.7	253.4	275.8
Redemptions and breakage	(136.2)	(128.4)	(299.7)	(293.9)
Ending balance	$576.9	$580.7	$576.9	$580.7

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Additional Financial Information
Supplemental Balance Sheet Information
The components of lease assets and liabilities on the consolidated balance sheet were as follows:

(in millions)	Balance Sheet Classification	November 24, 2024	May 26, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$3,678.2	$3,429.3
Finance lease right-of-use assets	Land, buildings and equipment, net	1,209.0	1,106.3
Total lease assets, net		$4,887.2	$4,535.6

Operating lease liabilities - current	Other current liabilities	$212.6	$198.8
Finance lease liabilities - current	Other current liabilities	15.7	15.3
Operating lease liabilities - non-current	Operating lease liabilities - non-current	3,939.1	3,704.7
Finance lease liabilities - non-current	Other liabilities	1,484.1	1,357.1
Total lease liabilities		$5,651.5	$5,275.9
Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:	Six Months Ended
(in millions)	November 24, 2024	November 26, 2023
Interest, net of amounts capitalized	$79.7	$63.4
Income taxes, net of refunds	28.8	63.4

Non-cash investing and financing activities were as follows:	Six Months Ended
(in millions)	November 24, 2024	November 26, 2023
Increase in land, buildings and equipment through accrued purchases	$39.6	$60.5
Right-of-use assets obtained in exchange for new operating lease liabilities[1]	349.6	315.5
Right-of-use assets obtained in exchange for new finance lease liabilities	85.4	55.7
Net change in right-of-use assets mainly due to reclassification between categories upon modification	50.4	5.8
1 Fiscal 2025 includes $337.7 million from the acquisition of Chuy’s and fiscal 2024 includes $299.5 million from the acquisition of Ruth’s Chris.

We had restricted cash of $24.2 million as of November 24, 2024 and $25.3 million as of May 26, 2024, which represents cash held as security for a standby letter of credit. Restricted cash is included in Prepaid Expenses and Other Current Assets on our consolidated balance sheet. See Note 13, Commitments and Contingencies, for further details around standby letters of credit.
Note 5. Income Taxes
The effective income tax rate for continuing operations for the quarter ended November 24, 2024 was 12.3 percent compared to an effective income tax rate for the quarter ended November 26, 2023 of 12.1 percent. The increase in the tax rate is primarily driven by nondeductible transaction costs related to Chuy’s. The effective income tax rate for continuing operations for the six months ended November 24, 2024 was 11.4 percent compared to an effective income tax rate for the six months ended November 26, 2023 of 12.4 percent. The decrease in the tax rate is primarily driven by the release of federal tax reserves and the favorable impact of mark to market hedges.
Included in our remaining balance of unrecognized tax benefits is $2.0 million related to tax positions for which it is reasonably possible that the total amounts could change within the next 12 months based on the outcome of examinations or as a result of the expiration of the statute of limitations for specific jurisdictions.

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

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Anti-dilutive stock-based compensation awards	0.1	0.3	0.2	0.2
Note 7. Segment Information
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris, The Capital Grille, Chuy’s, Seasons 52, Bahama Breeze, Eddie V’s, and The Capital Burger in North America as operating segments. The brands operate principally in the U.S. within full-service dining. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. We have four reportable segments: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business.
The Olive Garden segment includes the results of our company-owned Olive Garden restaurants in the U.S. and Canada. The LongHorn Steakhouse segment includes the results of our company-owned LongHorn Steakhouse restaurants in the U.S. The Fine Dining segment aggregates our premium brands that operate within the fine-dining sub-segment of full-service dining and includes the results of our company-owned Ruth’s Chris, The Capital Grille and Eddie V’s restaurants in the U.S. The Other Business segment aggregates our remaining brands and includes the results of our company-owned Cheddar’s Scratch Kitchen, Yard House, Chuy’s, Seasons 52, Bahama Breeze, and The Capital Burger restaurants in the U.S. and results from our franchise operations.
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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business[1]	Corporate	Consolidated
For the three months ended November 24, 2024
Sales	$1,292.5	$710.1	$306.0	$581.4	$—	$2,890.0
Restaurant and marketing expenses	1,015.4	575.9	253.3	502.2	(20.7)	2,326.1
Segment profit	$277.1	$134.2	$52.7	$79.2	$20.7	$563.9

Depreciation and amortization	$46.3	$20.6	$17.4	$29.3	$14.1	$127.7
Impairments and disposal of assets, net	—	—	—	—	—	—

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining	Other Business[1]	Corporate	Consolidated
For the six months ended November 24, 2024
Sales	$2,501.6	$1,423.6	$584.9	$1,136.9	$—	$5,647.0
Restaurant and marketing expenses	1,975.5	1,161.8	494.6	974.0	(40.9)	4,565.0
Segment profit	$526.1	$261.8	$90.3	$162.9	$40.9	$1,082.0

Depreciation and amortization	$91.6	$40.9	$34.2	$55.0	$27.5	$249.2
Impairments and disposal of assets, net	—	—	—	—	1.0	1.0
Purchases of land, buildings and equipment	123.5	77.3	50.8	62.9	—	314.5
1 Includes Chuy’s results from the date of acquisition (October 11, 2024) forward.

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[2]	Other Business	Corporate	Consolidated
For the three months ended November 26, 2023
Sales	$1,251.4	$643.0	$318.0	$514.9	—	$2,727.3
Restaurant and marketing expenses	988.9	531.2	261.4	448.4	(15.9)	2,214.0
Segment profit	$262.5	$111.8	$56.6	$66.5	15.9	$513.3

Depreciation and amortization	$40.5	$18.3	$16.6	$25.4	$11.7	$112.5
Impairments and disposal of assets, net	—	0.1	—	—	7.4	7.5

(in millions)	Olive Garden	LongHorn Steakhouse	Fine Dining[2]	Other Business	Corporate	Consolidated
For the six months ended November 26, 2023
Sales	$2,479.3	$1,312.8	$591.5	$1,074.3	$—	$5,457.9
Restaurant and marketing expenses	1,954.5	1,083.6	495.2	923.5	(31.3)	4,425.5
Segment profit	$524.8	$229.2	$96.3	$150.8	$31.3	$1,032.4

Depreciation and amortization	$80.1	$36.5	$32.2	$50.5	$23.0	$222.3
Impairments and disposal of assets, net	0.2	0.1	—	—	10.3	10.6
Purchases of land, buildings and equipment	135.6	69.9	52.0	52.3	2.6	312.4
2 Includes Ruth’s Chris results from the date of acquisition (June 14, 2023) forward.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of segment profit to earnings from continuing operations before income taxes is below.

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Segment profit	$563.9	$513.3	$1,082.0	$1,032.4
Less general and administrative expenses	(144.1)	(114.8)	(270.5)	(268.1)
Less depreciation and amortization	(127.7)	(112.5)	(249.2)	(222.3)
Less impairments and disposal of assets, net	—	(7.5)	(1.0)	(10.6)
Less interest, net	(46.2)	(37.1)	(83.3)	(66.8)
Earnings before income taxes	$245.9	$241.4	$478.0	$464.6
Note 8. Impairments and Disposal of Assets, Net
Impairments and disposal of assets, net, in our accompanying consolidated statements of earnings were comprised of the following:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Restaurant impairments	$—	$—	$—	$0.3
Disposal (gains) losses	—	4.9	0.1	9.8
Other	—	2.6	0.9	0.5
Impairments and disposal of assets, net	$—	$7.5	$1.0	$10.6

Disposal (gains) losses for the six months ended November 24, 2024 were related to the closure of previously impaired locations. Restaurant impairments and disposal (gains) losses for the quarter ended November 26, 2023 were related to the decision to close one location and the write-off of acquired Ruth’s Chris assets. Restaurant impairments and disposal (gains) losses for the six months ended November 26, 2023 were related to the decision to close five locations, sale of properties and the write-off of acquired Ruth’s Chris assets. Other impacts for the six months ended November 24, 2024 were related to right-of-use asset adjustments on early lease terminations and product loss from a facility fire in our distribution network. Other impacts for the quarter and six months ended November 26, 2023 were related to right-of-use asset adjustments on early lease terminations and the write-off of capitalized software costs.
Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income (AOCI)
The components of AOCI, net of tax, for the quarter and six months ended November 24, 2024 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at August 25, 2024	$4.6	$24.7	$(3.4)	$25.9
Gain (loss)	—	2.9	—	2.9
Reclassification realized in net earnings	—	(0.2)	0.2	—
Balance at November 24, 2024	$4.6	$27.4	$(3.2)	$28.8

Balance at May 26, 2024	$4.6	$24.5	$(3.5)	$25.6
Gain (loss)	—	3.3	—	3.3
Reclassification realized in net earnings	—	(0.4)	0.3	(0.1)
Balance at November 24, 2024	$4.6	$27.4	$(3.2)	$28.8

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of AOCI, net of tax, for the quarter and six months ended November 26, 2023 were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivatives	Benefit Plan Funding Position	Accumulated Other Comprehensive Income
Balance at August 27, 2023	$4.5	$16.5	$(5.0)	$16.0
Gain (loss)	—	10.7	—	10.7
Reclassification realized in net earnings	—	0.6	0.1	0.7
Balance at November 26, 2023	$4.5	$27.8	$(4.9)	$27.4

Balances at May 28, 2023	$4.5	$3.9	$(5.2)	$3.2
Gain (loss)	—	23.2	—	23.2
Reclassification realized in net earnings	—	0.7	0.3	1.0
Balance at November 26, 2023	$4.5	$27.8	$(4.9)	$27.4

The following table presents the amounts and line items in our consolidated statements of earnings where adjustments reclassified from AOCI into net earnings were recorded.

		Amount Reclassified from AOCI into Net Earnings
		Three Months Ended		Six Months Ended
(in millions) AOCI Components	Location of Gain (Loss) Recognized in Earnings	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Derivatives
Commodity contracts	(1)	$(0.7)	$(1.2)	$(1.1)	$(3.1)
Equity contracts	(2)	—	—	(0.1)	1.3
Interest rate contracts	(3)	0.8	0.4	1.7	0.4
Total before tax		$0.1	$(0.8)	$0.5	$(1.4)
Tax (expense) benefit		0.1	0.2	(0.1)	0.7
Net of tax		$0.2	$(0.6)	$0.4	$(0.7)

Benefit plan funding position
Recognized net actuarial loss - pension/postretirement plans	(4)	$—	$(0.1)	$—	$(0.1)
Recognized net actuarial gain (loss) - other plans	(4)	(0.2)	(0.1)	(0.4)	(0.3)
Total before tax		$(0.2)	$(0.2)	$(0.4)	$(0.4)
Tax (expense) benefit		—	0.1	0.1	0.1
Net of tax		$(0.2)	$(0.1)	$(0.3)	$(0.3)
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
The weighted-average fair value of non-qualified stock options and the related assumptions used in the Black-Scholes option pricing model for options granted during the periods presented, were as follows:

	Six Months Ended
	November 24, 2024	November 26, 2023
Weighted-average fair value	$44.79	$55.56
Dividend yield	3.6%	3.4%
Expected volatility of stock	40.8%	42.2%
Risk-free interest rate	4.1%	4.0%
Expected option life (in years)	6.3	5.9
Weighted-average exercise price per share	$139.43	$169.02

The weighted-average grant date fair value of market-based performance stock units and the related assumptions used in the Monte Carlo simulation to record stock-based compensation for units granted during the periods presented, were as follows:

	Six Months Ended
	November 24, 2024	November 26, 2023
Dividend yield (1)	0.0%	0.0%
Expected volatility of stock	26.5%	32.3%
Risk-free interest rate	4.2%	4.5%
Expected life (in years)	2.9	2.9
Weighted-average grant date fair value per unit	$181.65	$217.11
(1)Assumes a reinvestment of dividends.
The following table presents a summary of our stock-based compensation activity for the six months ended November 24, 2024.

(in millions)	Stock Options	Restricted Stock/ Restricted Stock Units	Equity-Settled Performance Stock Units	Cash-Settled Darden Stock Units
Outstanding beginning of period	1.34	0.26	0.35	0.76
Awards granted	0.17	0.07	0.11	0.18
Awards granted performance impact	—	—	0.02	—
Awards exercised/vested	(0.20)	(0.06)	(0.15)	(0.26)
Awards forfeited	—	—	—	(0.01)
Outstanding end of period	1.31	0.27	0.33	0.67

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recognized expense from stock-based compensation as follows:

	Three Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Stock options	$0.9	$0.9	$5.7	$5.1
Restricted stock/restricted stock units	1.4	1.3	6.9	5.9
Equity-settled performance stock units	2.2	2.1	14.7	12.6
Cash-settled Darden stock units	8.4	7.9	19.0	17.7
Employee stock purchase plan	0.8	0.7	1.6	1.4
Director compensation program/other	0.5	0.5	1.0	1.1
Total stock-based compensation expense	$14.2	$13.4	$48.9	$43.8

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
We designate commodity contracts and equity forward contracts as cash flow hedging instruments. We have one interest rate swap agreement, which is designated as a fair value hedge of the related debt. During the first quarter of fiscal 2025, we entered into a contract designated as a cash flow hedge of the benchmark interest rate on the debt expected to be issued during the second quarter of fiscal 2025. Upon issuance of the debt, we settled this contract which resulted in a $1.9 million loss recorded as a component of interest expense due to the immateriality of the loss. Further, we entered into equity forward contracts to hedge the risk of changes in future cash flows associated with recognized, employee-directed investments in our common stock within the non-qualified deferred compensation plan. We did not elect hedge accounting with the expectation that changes in the fair value of the equity forward contracts would offset changes in the fair value of our common stock investments in the non-qualified deferred compensation plan.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The notional and fair values of our derivative contracts were as follows:

				Fair Values
(in millions, except per share data)	Number of Shares Outstanding	Weighted-Average Per Share Forward Rates	Notional Values	Derivative Assets (1)		Derivative Liabilities (1)
	November 24, 2024			November 24, 2024	May 26, 2024	November 24, 2024	May 26, 2024
Equity forwards:
Designated	0.2	$143.83	$33.0	$0.2	$—	$—	$0.8
Not designated	0.4	135.67	52.4	0.4	—	—	2.4
Total equity forwards (2)				$0.6	$—	$—	$3.2
Commodity contracts:
Designated	N/A	N/A	$11.7	$—	$0.1	$1.3	$0.7
Not designated	N/A	N/A	—	—	—	—	—
Total commodity contracts (3)				$—	$0.1	$1.3	$0.7
Interest rate related
Designated - Fair Value Hedge	N/A	N/A	$300.0	$—	$—	$45.1	51.8
Not designated	N/A	N/A	—	—	—	—	—
Total interest rate related				$—	$—	$45.1	$51.8
Total derivative contracts				$0.6	$0.1	$46.4	$55.7

(1)Derivative assets and liabilities are included in receivables, net and other current liabilities, as applicable, on our consolidated balance sheets.
(2)Designated and undesignated equity forwards extend through July 2028.
(3)Commodity contracts extend through June 2025.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments accounted for as cash flow hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Equity (1)	$3.0	$(0.9)	$—	$—
Commodity (2)	(0.4)	(1.6)	(0.7)	(1.2)
Interest rate (3)	0.3	17.0	0.8	0.4
Total	$2.9	$14.5	$0.1	$(0.8)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to Earnings
	Six Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Equity (1)	$4.7	$(3.1)	$(0.1)	$1.3
Commodity (2)	(1.8)	0.1	(1.1)	(3.1)
Interest rate (3)	—	34.9	1.7	0.4
Total	$2.9	$31.9	$0.5	$(1.4)

(1)Location of the gain (loss) reclassified from AOCI to earnings is general and administrative expenses.
(2)Location of the gain (loss) reclassified from AOCI to earnings is food and beverage costs and restaurant expenses.
(3)Location of the gain (loss) reclassified from AOCI to earnings is interest, net.

The effects of derivative instruments in fair value hedging relationships in the consolidated statement of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Three Months Ended		Three Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Interest rate (1)(2)	$(7.9)	$(0.7)	$7.9	$0.7

	Amount of Gain (Loss) Recognized in Earnings on Derivatives		Amount of Gain (Loss) Recognized in Earnings on Related Hedged Item
	Six Months Ended		Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Interest rate (1)(2)	$6.7	$(7.6)	$(6.7)	$7.6

 (1) Location of the gain (loss) recognized in earnings on derivatives and related hedged item is interest, net.
(2) Hedged item in fair value hedge relationship is debt.

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The effects of derivatives not designated as hedging instruments in the consolidated statements of earnings were as follows:

	Amount of Gain (Loss) Recognized in Earnings
(in millions)	Three Months Ended		Six Months Ended
Location of Gain (Loss) Recognized in Earnings on Derivatives	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
General and administrative expenses	5.1	0.6	7.6	0.5
Based on the fair value of our derivative instruments designated as cash flow hedges as of November 24, 2024, we expect to reclassify $3.5 million of net gains on derivative instruments from AOCI to earnings during the next 12 months based on the maturity of our contracts. However, the amounts ultimately realized in earnings may change and will be dependent on the fair value of the contracts on the respective settlement dates.
Note 12. Fair Value Measurements
The fair values of cash equivalents, receivables, net, accounts payable and short-term debt approximate their carrying amounts due to their short duration or market based interest rates.
The following tables summarize the fair values of financial instruments measured at fair value on a recurring basis as of November 24, 2024 and May 26, 2024.

Items Measured at Fair Value at November 24, 2024
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(1.3)	$—	$(1.3)	$—
Equity forwards	(2)	0.6	—	0.6	$—
Interest rate swaps - fair value hedge	(3)	(45.1)	—	(45.1)	—
Total		$(45.8)	$—	$(45.8)	$—

Items Measured at Fair Value at May 26, 2024
(in millions)		Fair value of assets (liabilities)	Quoted prices in active market for identical assets (liabilities) (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives:
Commodities futures, swaps & options	(1)	$(0.6)	$—	$(0.6)	$—
Equity forwards	(2)	(3.2)	—	(3.2)	—
Interest rate swaps - fair value hedge	(3)	(51.8)	—	(51.8)	—
Total		$(55.6)	$—	$(55.6)	$—

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

DARDEN RESTAURANTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value and fair value of long-term debt as of November 24, 2024, was $2.12 billion and $2.13 billion, respectively. The carrying value and fair value of long-term debt as of May 26, 2024, was $1.37 billion. The fair value of long-term debt, classified as Level 2 in the fair value hierarchy, is determined based on market prices or, if market prices are not available, the present value of the underlying cash flows discounted at our incremental borrowing rates.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2 in the fair value hierarchy, is determined based on third-party market appraisals. As of November 24, 2024 and May 26, 2024, adjustments to the fair values of non-financial assets measured at fair value on a non-recurring basis, classified as Level 2, were not material.
The fair value of non-financial assets measured at fair value on a non-recurring basis, classified as Level 3 in the fair value hierarchy, is determined based on appraisals, sales prices of comparable assets, or estimates of discounted future cash flows. As of November 24, 2024, adjustments to the fair values of non-financial assets, classified as Level 3, were not material. As of May 26, 2024, long-lived assets held and used with a carrying amount of $4.8 million, primarily related to three underperforming restaurants, were determined to have a fair value of $1.5 million resulting in an impairment charge of $3.3 million.
Note 13. Commitments and Contingencies
As collateral for performance on contracts and as credit guarantees to banks and insurers, we are contingently liable for guarantees of subsidiary obligations under standby letters of credit. As of November 24, 2024 and May 26, 2024, we had $94.5 million and $79.5 million, respectively, of standby letters of credit related to workers’ compensation and general liabilities accrued in our consolidated financial statements. As of November 24, 2024 and May 26, 2024, we had $16.3 million and $16.8 million, respectively, of surety bonds related to other payments. Most surety bonds are renewable annually.
As of November 24, 2024 and May 26, 2024, we had $75.7 million and $71.0 million, respectively, of guarantees associated with leased properties that have been assigned to third parties, primarily related to our disposition of Red Lobster in fiscal 2015. These amounts represent the maximum potential amount of future payments under the guarantees. The fair value of the maximum potential future payments discounted at our weighted-average cost of capital as of November 24, 2024 and May 26, 2024, amounted to $60.5 million and $57.7 million, respectively. In the event of default by a third party, the indemnity and default clauses in our assignment agreements govern our ability to recover from and pursue the third party for damages incurred as a result of its default. We do not hold any third-party assets as collateral related to these assignment agreements, except to the extent that the assignment allows us to repossess the building and personal property. The liability recorded for our expected credit losses under these leases as of May 26, 2024 was $10.6 million. These guarantees expire over their respective lease terms, which range from fiscal 2025 through fiscal 2034.
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
Note 14. Subsequent Events
On December 18, 2024, the Board of Directors declared a cash dividend of $1.40 per share payable on February 3, 2025 to all shareholders of record as of the close of business on January 10, 2025.

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
To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the three and six months ended November 24, 2024 and November 26, 2023.

	Three Months Ended			Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	% Chg	November 24, 2024	November 26, 2023	% Chg
Sales	$2,890.0	$2,727.3	6.0%	$5,647.0	$5,457.9	3.5%
Costs and expenses:
Food and beverage	872.8	845.8	3.2	1,719.5	1,696.8	1.3
Restaurant labor	926.8	880.9	5.2	1,816.1	1,756.2	3.4
Restaurant expenses	477.7	450.4	6.1	935.9	897.0	4.3
Marketing expenses	48.8	36.9	32.2	93.5	75.5	23.8
General and administrative expenses	144.1	114.8	25.5	270.5	268.1	0.9
Depreciation and amortization	127.7	112.5	13.5	249.2	222.3	12.1
Impairments and disposal of assets, net	—	7.5	NM	1.0	10.6	(90.6)
Total costs and expenses	$2,597.9	$2,448.8	6.1	$5,085.7	$4,926.5	3.2
Operating income	292.1	278.5	4.9	561.3	531.4	5.6
Interest, net	46.2	37.1	24.5	83.3	66.8	24.7
Earnings before income taxes	245.9	241.4	1.9	$478.0	$464.6	2.9
Income tax expense (1)	30.2	29.1	3.8	54.7	57.5	(4.9)
Earnings from continuing operations	$215.7	$212.3	1.6	$423.3	$407.1	4.0
Losses from discontinued operations, net of tax	(0.6)	(0.2)	NM	(1.0)	(0.5)	100.0
Net earnings	$215.1	$212.1	1.4%	$422.3	$406.6	3.9%
Diluted net earnings per share:
Earnings from continuing operations	$1.82	$1.76	3.4%	$3.57	$3.35	6.6%
Losses from discontinued operations	—	—	—	(0.01)	—	NM
Net earnings	$1.82	$1.76	3.4%	$3.56	$3.35	6.3%

(1) Effective tax rate	12.3%	12.1%		11.4%	12.4%
NM- Percentage not considered meaningful.

The following table details the number of company-owned restaurants currently reported in continuing operations that were open at the end of the second quarter of fiscal 2025, compared with the number open at the end of fiscal 2024 and the end of the second quarter of fiscal 2024.

	November 24, 2024	May 26, 2024	November 26, 2023
Olive Garden	925	920	912
LongHorn Steakhouse	580	575	566
Cheddar’s Scratch Kitchen	181	181	182
Chuy’s1	104	—	—
Yard House	88	88	87
Ruth’s Chris	82	80	78
The Capital Grille	70	66	64
Seasons 52	45	44	44
Bahama Breeze	43	43	42
Eddie V’s	30	30	31
The Capital Burger	4	4	4
Total	2,152	2,031	2,010
         1Includes 103 Chuy’s locations acquired on October 11, 2024

OVERVIEW OF OPERATIONS
Financial Highlights - Consolidated
•Total sales increased 6.0 percent and 3.5 percent to $2.89 billion and $5.65 billion for the second quarter and first six months of fiscal 2025 compared to $2.73 billion and $5.46 billion for the second quarter and first six months of fiscal 2024 driven by sales from 142 net new restaurants, including the acquisition of 103 Chuy’s restaurants on October 11, 2024, and blended same-restaurant sales increase of 2.4 percent1 and 0.7 percent.1
•Our net earnings from continuing operations were $215.7 million and $423.3 million for the second quarter and first six months of fiscal 2025 compared to $212.3 million and $407.1 million for the second quarter and six months of fiscal 2024.
•Reported diluted net earnings per share from continuing operations were $1.82 and $3.57 for the second quarter and first six months of fiscal 2025 compared to $1.76 and $3.35 for the second quarter and six months of fiscal 2024.

1 Same-restaurant sales results exclude Chuy’s as they have not yet been owned and operated by Darden for a 16-month period and includes Ruth’s Chris for the month of November only.
Outlook
On October 11, 2024, we acquired 100 percent of the equity interest of Chuy’s Holdings, Inc. (Chuy’s Holdings) in an all-cash transaction of $649.1 million in total consideration, net of $35.3 million of cash on Chuy’s Holdings balance sheet at closing. We financed the acquisition with a portion of the proceeds from the issuance of a $400.0 million aggregate principal amount of 4.350 percent senior notes due 2027 (2027 Notes) and a $350.0 million aggregate principal amount of 4.550 percent senior notes due 2029 (2029 Notes), which were issued on October 3, 2024. The 2027 Notes will mature on October 15, 2027 and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.
During the second quarter of fiscal 2025, we entered into an exclusive multi-year delivery arrangement with Uber Technologies, Inc. (Uber). The agreement will enable our guests to order on-demand delivery via Darden restaurant channels, with delivery handled by Uber Direct, through Uber’s national delivery network. The pilot of first-party delivery for approximately 100 Olive Garden locations began during the second quarter of fiscal 2025, with further rollouts expected in the third quarter of fiscal 2025.

We expect sales for fiscal 2025 to be approximately $12.1 billion, same-restaurant sales growth of approximately 1.5 percent1 and approximately 50 to 55 new restaurant openings. Additionally, we expect capital expenditures incurred to build new restaurants, remodel and maintain existing restaurants and for technology initiatives to be approximately $650 million. These amounts now all include the addition of Chuy’s and our expectations for Chuy’s results from the date of acquisition forward.
1 Same-restaurant sales exclude Ruth’s Chris and Chuy’s as they were not owned and operated by Darden for a 16-month period at the beginning of the fiscal year.
SALES
The following table presents our sales by segment for the periods indicated.

	Three Months Ended				Six Months Ended
(in millions)	November 24, 2024	November 26, 2023	% Chg	SRS (1)	November 24, 2024	November 26, 2023	% Chg	SRS (1)
Olive Garden	$1,292.5	$1,251.4	3.3%	2.0%	$2,501.6	$2,479.3	0.9%	(0.4)%
LongHorn Steakhouse	$710.1	$643.0	10.4%	7.5%	$1,423.6	$1,312.8	8.4%	5.6%
Fine Dining	$306.0	$318.0	(3.8)%	(5.8)%	$584.9	$591.5	(1.1)%	(5.8)%
Other Business	$581.4	$514.9	12.9%	0.7%	$1,136.9	$1,074.3	5.8%	(0.6)%
(1)Same-restaurant sales is a year-over-year comparison of each period’s sales volumes for a 52-week year and is limited to restaurants that have been open, and operated by Darden, for at least 16 months. Accordingly, Chuy’s results will not be included in this calculation until the fourth quarter of fiscal 2026 and Ruth’s Chris results are included for fiscal 2025 November only.
Olive Garden’s sales increase for the second quarter of fiscal 2025 was primarily driven by same-restaurant sales increases, as well as revenue from new restaurants. The increase in U.S. same-restaurant sales for the second quarter of fiscal 2025 resulted from a 3.7 percent increase in average check, which includes a 0.6 percent increase in off premise catering sales, partially offset by a 1.6 percent decrease in same-restaurant guest counts. Olive Garden’s sales increase for the six months of fiscal 2025 was primarily driven by revenue from new restaurants offset by same-restaurant sales decreases. The decrease in U.S. same restaurant sales for the six months of fiscal 2025 resulted from a 3.6 percent decrease in same-restaurant guest counts, partially offset by a 3.3 percent increase in average check.
LongHorn Steakhouse’s sales increase for the second quarter and six months of fiscal 2025 was primarily driven by same-restaurant sales increases combined with revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2025 resulted from a 4.3 percent increase in same-restaurant guest counts, combined with a 3.1 percent increase in average check. The increase in same restaurant sales for the six months of fiscal 2025 resulted from a 3.0 percent increase in average check combined with a 2.5 percent increase in same-restaurant guest counts.
Fine Dining’s sales decrease for the second quarter and six months of fiscal 2025 was primarily driven by same-restaurant sales decreases, combined with a decrease in same-restaurant guest counts. The decrease in same-restaurant sales for the second quarter of fiscal 2025 resulted from a 8.3 percent decrease in same-restaurant guest counts, offset by a 2.7 percent increase in average check. The decrease in same restaurant sales for the six months of fiscal 2025 resulted from a 8.7 percent decrease in same-restaurant guest counts, partially offset by a 3.1 percent increase in average check.
Other Business’ sales increase for the second quarter and six months of fiscal 2025 was primarily driven by the addition of Chuy’s operating results and revenue from new restaurants. The increase in same-restaurant sales for the second quarter of fiscal 2025 resulted from a 2.7 percent increase in average check, offset by a 2.0 percent decrease in same-restaurant guest counts. The decrease in same restaurant sales for the six months of fiscal 2025 resulted from a 2.9 percent decrease in same-restaurant guest counts, partially offset by a 2.4 percent increase in average check.

COSTS AND EXPENSES
The following table sets forth selected operating data as a percent of sales for the periods indicated. All information is derived from the unaudited consolidated statements of earnings for the quarters ended November 24, 2024 and November 26, 2023.

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage	30.2	31.0	30.4	31.1
Restaurant labor	32.1	32.3	32.2	32.2
Restaurant expenses	16.5	16.5	16.6	16.4
Marketing expenses	1.7	1.4	1.7	1.4
General and administrative expenses	5.0	4.2	4.8	4.9
Depreciation and amortization	4.4	4.1	4.4	4.1
Impairments and disposal of assets, net	—	0.3	—	0.2
Total operating costs and expenses	89.9%	89.8%	90.1%	90.3%
Operating income	10.1	10.2	9.9	9.7
Interest, net	1.6	1.4	1.5	1.2
Earnings before income taxes	8.5	8.9	8.5	8.5
Income tax expense	1.0	1.1	1.0	1.1
Earnings from continuing operations	7.5%	7.8%	7.5%	7.5%
Quarter Ended November 24, 2024 Compared to Quarter Ended November 26, 2023

•Food and beverage costs decreased as a percent of sales primarily due to a 0.9% impact from pricing leverage, a 0.2% impact from cost savings and a 0.1% impact from inflation, partially offset by a 0.3% impact from mix and other.
•Restaurant labor costs decreased as a percent of sales primarily due to a 0.5% impact from sales leverage, a 0.7% impact from salary and benefits and a 0.2% productivity improvement, partially offset by a 1.2% impact from inflation.
•Restaurant expenses remained flat as a percent of sales primarily due to a 0.2% impact from sales leverage and a 0.2% related to other, partially offset by a 0.4% impact from inflation.
•Marketing expenses increased as a percent of sales primarily due to increased marketing and media spend.
•General and administrative expenses increased as a percent of sales primarily due to a 0.7% impact from Chuy’s transaction and integration costs incurred during the second quarter of fiscal 2025 offset by Ruth’s Chris during the second quarter of fiscal 2024, a 0.2% impact from mark to market adjustments and a 0.1% impact from inflation, partially offset by a 0.2% impact from sales leverage.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Chuy’s as well as incremental depreciation on new restaurants and other capital investments.
•Impairment and disposal of assets, net decreased as a percent of sales primarily due to the write-off of acquired Ruth’s Chris assets in the prior year.
Six Months Ended November 24, 2024 Compared to Six Months Ended November 26, 2023

•Food and beverage costs decreased as a percent of sales primarily due to a 0.9% impact from pricing leverage and a 0.2% impact from cost savings, partially offset by a 0.5% impact from mix and other.
•Restaurant labor costs remained flat as a percent of sales primarily due to a 0.4% impact from sales leverage, a 0.6% impact from salary and benefits and a 0.2% impact from productivity improvement, partially offset by a 1.2% impact from inflation.
•Restaurant expenses increased as a percent of sales primarily due to a 0.4% impact from inflation, partially offset by a 0.2% impact from sales leverage and a 0.1% impact related to other.

•Marketing expenses increased as a percent of sales primarily due to increased marketing and media spend.
•General and administrative expenses decreased as a percent of sales primarily due to a 0.2% impact from incentive pay, a 0.2% impact from sales leverage, and a 0.1% impact from transaction and integration costs in the first six months of fiscal 2024 related to the Ruth’s Chris acquisition offset by Chuy’s in fiscal 2025, partially offset by a 0.2% impact from mark to market adjustments, and a 0.2% impact from inflation.
•Depreciation and amortization expenses increased as a percent of sales primarily due to the acquisition of Chuy’s as well as incremental depreciation on new restaurants and other capital investments.
•Impairment and disposal of assets, net decreased as a percent of sales primarily due to the write-off of acquired Ruth’s Chris assets in the prior year.

INTEREST EXPENSE
Net interest expense increased as a percent of sales for the second quarter and the first six months of fiscal 2025 primarily due to financing related to the Chuy’s acquisition. See Liquidity and Capital Resources for a description of our senior notes issuance to finance the Chuy’s acquisition.
INCOME TAXES
The effective income tax rate for continuing operations for the quarter ended November 24, 2024 was 12.3 percent compared to an effective income tax rate for the quarter ended November 26, 2023 of 12.1 percent. The increase in the tax rate is primarily driven by nondeductible transaction costs related to Chuy’s. The effective income tax rate for continuing operations for the six ended November 24, 2024 was 11.4 percent compared to an effective income tax rate for the six months ended November 26, 2023 of 12.4 percent. The decrease in the tax rate is primarily driven by the release of federal tax reserves and the favorable impact of mark to market hedges.
LOSSES FROM DISCONTINUED OPERATIONS
On an after-tax basis, losses from discontinued operations for the second quarter and first six months of fiscal 2025 were $0.6 million ($0.00 per diluted share) and $1.0 million ($0.01 per diluted share) compared with losses from discontinued operations for the second quarter and first six months of fiscal 2024 of $0.2 million ($0.00 per diluted share) and $0.5 million ($0.00 per diluted share).
SEGMENT RESULTS
We manage our restaurant brands, Olive Garden, LongHorn Steakhouse, Cheddar’s Scratch Kitchen, Yard House, Ruth’s Chris, The Capital Grille, Chuy’s, Seasons 52, Bahama Breeze, Eddie V’s and The Capital Burger in North America as operating segments. We aggregate our operating segments into reportable segments based on a combination of the size, economic characteristics and sub-segment of full-service dining within which each brand operates. Our four reportable segments are: (1) Olive Garden, (2) LongHorn Steakhouse, (3) Fine Dining and (4) Other Business (see Note 7 to our unaudited consolidated financial statements in Part I, Item 1 of Form 10-Q).
Our management uses segment profit as the measure for assessing performance of our segments. The following table presents segment profit margin1 for the periods indicated.

	Three Months Ended			Six Months Ended
Segment	November 24, 2024	November 26, 2023	Change	November 24, 2024	November 26, 2023	Change
Olive Garden	21.4%	21.0%	40 BPS	21.0%	21.2%	(20)	BPS
LongHorn Steakhouse	18.9%	17.4%	150 BPS	18.4%	17.5%	90	BPS
Fine Dining	17.2%	17.8%	(60) BPS	15.4%	16.3%	(90)	BPS
Other Business	13.6%	12.9%	70 BPS	14.3%	14.0%	30	BPS
[1] Segment profit margin is calculated as (sales less costs of food & beverage, restaurant labor, restaurant expenses and marketing expenses) / sales.
The increase in Olive Garden’s segment profit margin for the second quarter of fiscal 2025 was driven primarily by positive same-restaurant sales, lower food and beverage costs, and restaurant labor costs, partially offset by increased marketing costs. The decrease in Olive Garden’s segment profit margin for the first six months of fiscal 2025 was driven primarily by negative same-restaurant sales, higher restaurant expenses, and marketing costs, partially offset by lower food and beverage costs. The increase in Longhorn Steakhouse’s segment profit margin for the second quarter and first six months of fiscal 2025 was driven primarily by positive same-restaurant sales, lower food and beverage costs, restaurant labor, and restaurant expenses, partially offset by higher marketing expenses. The decrease in Fine Dining’s segment profit margin for the second quarter and first six months of fiscal 2025 was driven primarily by negative same-restaurant sales, higher restaurant labor costs and restaurant expenses, partially offset by lower food and beverage costs. The increases in Other Business’ segment profit margin for the second quarter of fiscal 2025 was driven primarily by the addition of Chuy’s operating results, positive same-restaurant sales, lower food and beverage costs, and restaurant labor costs, partially offset by higher restaurant expenses and marketing costs. The increases in Other Business’ segment profit margin for the first six months of fiscal 2025 was driven primarily by the addition of Chuy’s operating results and lower food and beverage costs partially offset by negative same-restaurant sales, higher restaurant expenses, and marketing costs.
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
On October 23, 2023, we entered into a $1.25 billion Revolving Credit Agreement (as amended, Revolving Credit Agreement) with Bank of America, N.A. (BOA), as administrative agent, and the lenders and other agents party thereto. The Revolving Credit Agreement is a senior unsecured credit commitment to the Company and contains customary representations and affirmative and negative covenants (including limitations on liens and subsidiary debt and, prior to the Amendment (as defined below), a maximum consolidated lease adjusted total debt to total capitalization ratio of 0.75 to 1.00) and events of default usual for credit facilities of this type. As of November 24, 2024, we had no outstanding balances and were in compliance with all covenants under the Revolving Credit Agreement. As of November 24, 2024, $275.2 million of commercial paper was outstanding in addition to $0.5 million of letters of credit outstanding, which were both backed by this facility. After consideration of commercial paper and letters of credit backed by the Revolving Credit Agreement, as of November 24, 2024, we had $974.2 million of credit available under the Revolving Credit Agreement.
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
On September 16, 2024, we entered into a senior unsecured $600 million 2-year Term Loan Credit Agreement (the Term Loan Agreement) with BOA, as administrative agent, the lenders and other agents party thereto, the material terms of which were consistent with the Revolving Credit Agreement. The intended use of the proceeds was to finance our acquisition of Chuy’s and we subsequently terminated the Term Loan Agreement on October 3, 2024, in connection with the closing of our senior notes issuance discussed below. We did not draw any funds and there were never any outstanding borrowings under the Term Loan Agreement.
On October 3, 2024, we issued and sold $400.0 million aggregate principal amount of 4.350 percent Senior Notes due 2027 (2027 Notes) and $350.0 million aggregate principal amount of 4.550 percent Senior Notes due 2029 (2029 Notes and, together with the 2027 Notes, the Notes), pursuant to the provisions of the Underwriting Agreement, dated September 30, 2024, among the Company and BofA Securities, Inc., Truist Securities, Inc., U.S. Bancorp Investments, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. The Notes were issued under the Company’s Indenture, dated as of January 1, 1996, between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association, successor to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association), as trustee (Base Trustee), as amended and supplemented by the Second Supplemental Indenture, dated as of October 4, 2023, among the Company, the Base Trustee and U.S. Bank Trust Company, National Association, as a successor trustee with respect to the Notes. We used the proceeds from our issuance of the Notes to finance our acquisition of Chuy’s and for general corporate purposes.
The 2027 Notes will mature on October 15, 2027 and the 2029 Notes will mature on October 15, 2029. Interest on the Notes will be paid semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2025, to holders of record on the preceding March 31 or September 30, as the case may be.
As of November 24, 2024, our outstanding long-term debt consisted principally of:
•$500.0 million of unsecured 3.850 percent senior notes due in May 2027;
•$400.0 million of unsecured 4.350 percent senior notes due in Oct 2027;
•$350.0 million of unsecured 4.550 percent senior notes due in Oct 2029;
•$500.0 million of unsecured 6.300 percent senior notes due in October 2033;
•$96.3 million of unsecured 6.000 percent senior notes due in August 2035;
•$42.8 million of unsecured 6.800 percent senior notes due in October 2037; and
•$300.0 million of unsecured 4.550 percent senior notes due in February 2048.
The interest rate on our $42.8 million senior notes due in October 2037 is subject to adjustment from time to time if the debt rating assigned to such series of notes is downgraded below a certain rating level (or subsequently upgraded). The maximum adjustment is 2.000 percent above the initial interest rate and the interest rate cannot be reduced below the initial interest rate. As of November 24, 2024, no such adjustments are made to this rate.
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
From time to time, we enter into interest rate derivative instruments. See Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this report, which is incorporated by reference.
Net cash flows provided by operating activities from continuing operations increased to $661.8 million for the first six months of fiscal 2025, from $609.9 million for the six months of fiscal 2024. Net cash flows provided by operating activities include net earnings from continuing operations of $423.3 million and $407.1 million in the first six months of fiscal 2025 and

2024, respectively. Net cash flows provided by operating activities increased in fiscal 2025 primarily due to higher net earnings in fiscal 2025 and the timing of federal income tax payments.
Net cash flows used in investing activities from continuing operations were $939.3 million for the first six months of fiscal 2025, compared to $1,022.9 million for the first six months of fiscal 2024. Net cash used in the acquisition of Chuy’s was $613.7 million during the second quarter of fiscal 2025. Net cash used in the acquisition of Ruth’s Chris was $699.9 million during the first six months of fiscal 2024. Capital expenditures increased to $314.5 million for the first six months of fiscal 2025 from $312.4 million for the first six months of fiscal 2024 reflecting a slight increase in new restaurant construction and remodel spend during fiscal 2025.
Net cash flows provided by financing activities from continuing operations were $298.9 million for the first six months of fiscal 2025, compared to net cash provided by financing activities of $216.7 million for the first six months of fiscal 2024. Net cash flows provided by financing activities for the first six months of fiscal 2025 included net proceeds from issuance of short-term debt of $188.4 million, net proceeds from the issuance of long-term debt of $750.0 million, dividends paid of $330.5 million and share repurchases of $314.2 million. Net cash flows provided by financing activities for the first six months of fiscal 2024 included net proceeds from issuance of short-term debt of $350.0 million, proceeds from the 2033 Notes of $500.0 million, dividends paid of $315.7 million and share repurchases of $323.9 million. Dividends declared by our Board of Directors totaled $2.80 and $2.62 per share for the first six months of fiscal 2025 and 2024, respectively.
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
On March 20, 2024, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program does not have an expiration and replaced the prior share repurchase authorization. During the quarter and six months ended November 24, 2024, we repurchased 0.9 million and 2.1 million shares of our common stock, respectively, compared to 1.2 million and 2.1 million shares of our common stock, respectively, during the quarter and six months ended November 26, 2023.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.
FINANCIAL CONDITION
Our current assets totaled $879.6 million as of November 24, 2024, compared to $822.8 million as of May 26, 2024. The increase was primarily due to an increase in inventories and prepaid expenses and other current assets, partially offset by a decrease in receivable and prepaid income tax.
Our current liabilities totaled $2.40 billion as of November 24, 2024, compared to $2.19 billion as of May 26, 2024. The increase was primarily driven by an increase in short-term debt.
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
•Insufficient guest or employee facing technology or a failure to maintain a continuous or secure cyber network;
•Increased costs related to compliance with privacy and data protection laws and government enforcement, litigation or adverse publicity relating to potential failures thereof;
•A failure to successfully complete our integration of Chuy’s Holdings operations into our business;
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
We use the variance/covariance method to measure value at risk, over time horizons ranging from one week to one year, at the 95 percent confidence level. As of November 24, 2024, our potential losses in future net earnings resulting from changes in equity forwards, commodity instruments, floating rate and fixed rate debt interest rate exposures were approximately $58.6 million over a period of one year. The value at risk from an increase in the fair value of all of our long-term fixed-rate debt, over a period of one year, was approximately $119.9 million. The fair value of our long-term fixed-rate debt outstanding as of November 24, 2024, averaged $1.63 billion, with a high of $2.17 billion and a low of $1.37 billion during the six months of fiscal 2025. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows by targeting an appropriate mix of variable and fixed-rate debt.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 24, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 24, 2024.
During the fiscal quarter ended November 24, 2024, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information concerning our repurchase of shares of our common stock during the quarter ended November 24, 2024.

(Dollars in millions, except per share data)	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
August 26, 2024 through September 29, 2024	545,356	$158.69	545,356	$656.5
September 30, 2024 through October 27, 2024	200,120	$160.89	200,120	$624.3
October 28, 2024 through November 24, 2024	139,827	$164.92	139,827	$601.2
Quarter-to-Date	885,303	$160.17	885,303	$601.2

(1)All of the shares purchased during the quarter ended November 24, 2024 were purchased as part of our repurchase program. On March 20, 2024, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1 billion of our outstanding common stock. This repurchase program, which was announced publicly in a press release issued on March 21, 2024, does not have an expiration and replaced the prior share repurchase authorization.
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
Item 5. Other Information
During the quarter ended November 24, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Exhibit Title
4.1
Officers’ Certificate and Authentication Order, dated October 3, 2024, for the 4.350% Senior Notes due 2027 and the 4.550% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 3, 2024).

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

DARDEN RESTAURANTS, INC.

Dated:	January 2, 2025	By:	/s/ Rajesh Vennam
Rajesh Vennam
Senior Vice President, Chief Financial Officer
(Principal financial officer)